Form 10QSB
period 1996-06-30
FIRST COMMUNITY CORP /SC/
filed 1996-08-01
CIK 932781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-QSB


(Mark One)

  X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
- ----   Act of 1934 for the quarterly period ended June 30, 1996.

       Transition report under Section 13 or 15(d) of the Exchange Act for
- ----   the transition period from                    to
                                  ------------------    ------------------

                          Commission File No. 33-86258

                          FIRST COMMUNITY CORPORATION
                          ---------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

       South Carolina                                      57-1010751
       --------------                             --------------------------
  (State of Incorporation)                     (I.R.S. Employer Identification)

             5455 Sunset Boulevard, Lexington, South Carolina 29072
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 951-2265
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

  ---------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        688,077 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 1996.

        Transitional Small Business Disclosure Format (check one):  Yes   No  X
                                                                       ---   ---

                                     PART I
                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

        The financial statements of First Community Corporation (the "Company") are set forth in the following pages.

                          FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS



                                                              June 30
                                                                1996         December 31,
                                                            (Unaudited)          1995
                                                            ------------     ------------
         ASSETS
Cash and due from banks                                     $ 1,685,373     $   548,945
Federal funds sold and securities purchased under
  agreements to resell                                        3,710,732       4,304,268
Investment securities - available for sale                    7,818,201       6,819,265
Investment securities - held to maturity (market value of
  $2,534,400 and $2,201,370 at June 30, 1996 and
  Decemebr 31, 1995, respectively)                            2,600,201       2,200,000
Loans                                                        10,458,847       3,833,142
Less, allowance for loan losses                                 132,045          76,750
                                                            -----------     -----------
   Net loans                                                 10,326,802       3,756,392
Property, furniture and equipment - net                       1,941,395       1,563,859
Other assets                                                    277,387         186,869
                                                            -----------     -----------
    Total assets                                            $28,360,091     $19,379,598
                                                            ===========     ===========

       LIABILITIES

Deposits:
  Non-interest bearing demand                               $ 5,357,132     $ 1,254,338
  NOW and money market accounts                               3,735,954       2,777,214
  Savings                                                     3,693,754       1,779,226
  Time deposits less than $100,000                            5,157,762       2,905,218
  Time deposits $100,000 and over                             3,281,101       2,617,944
                                                            -----------     -----------
     Total deposits                                          21,225,703      11,333,940
Securities sold under agreements to repurchase                1,032,300       1,631,500
Other borrowed money - demand note to US Treasury               119,500         169,361
Other liabilities                                               215,731         109,292
                                                            -----------     -----------
    Total liabilities                                        22,593,234      13,244,093
                                                            -----------     -----------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    688,077 at June 30, 1996 and December
    31, 1995                                                $   688,077     $   688,077
Additional paid in capital                                    6,140,837       6,140,837
Accumulated deficit                                            (942,175)       (702,449)
Unrealized loss on securities available-for-sale               (119,882)          9,040
                                                            -----------     -----------
    Total shareholders' equity                                5,766,857       6,135,505
                                                            -----------     -----------
    Total liabilities and shareholders' equity              $28,360,091     $19,379,598
                                                            ===========     ===========

                          FIRST COMMUNITY CORPORATION
                            Statements of Operations




                                                            Six           Six
                                                        Months Ended  Months Ended
                                                          June 30       June 30
                                                            1996          1995
                                                        (Unaudited)   (Unaudited)
                                                        -----------   -----------
Interest income:
  Loans, including fees                                  $352,208      $      -
  Investment securities - taxable                         303,240             -
  Federal funds sold and securities purchased
    under resale agreements                                62,278             -
  Other, Preopening                                             -        50,413
                                                         --------      --------
       Total interest income                              717,726        50,413
                                                         --------      --------
Interest expense:
  Deposits                                                281,063             -
  Federal funds sold and securities sold under agreement
   to repurchase                                           23,343             -
  Other borrowed money                                        582             -
                                                         --------      --------
      Total interest expense                              304,988             -
                                                         --------      --------
Net interest income                                       412,738        50,413
Provision for loan losses                                  65,000             -
                                                         --------      --------
Net interest income after provision for loan losses       347,738        50,413
                                                         --------      --------
Non-interest income:
  Deposit service charges                                  28,020             -
  Mortgage origination fees                                10,457             -
  Other                                                     6,911             -
                                                         --------      --------
      Total non-interest income                            45,388             -
                                                         --------      --------

Non-interest expense:
  Salaries and employee benefits                          340,498             -
  Occupancy                                                79,188             -
  Equipment                                                48,870             -
  Marketing and public relations                           18,707             -
  Other                                                   145,589             -
  Preopening expense                                            -       300,327
                                                         --------      --------
      Total non-interest expense                          632,852       300,327
                                                         --------      --------

Net loss                                                $(239,726)    $(249,914)
                                                        =========     =========

Net loss per share                                      $   0.35)
                                                        =========

                          FIRST COMMUNITY CORPORATION
                            Statements of Operations




                                                           Three         Three
                                                        Months Ended  Months Ended
                                                          June 30       June 30
                                                            1996          1995
                                                        (Unaudited)   (Unaudited)
                                                        -----------   -----------
Interest income:
  Loans, including fees                                    $210,446      $      -
  Investment securities - taxable                           151,566             -
  Federal funds sold and securities purchased
    under resale agreements                                  30,436             -
  Other, Preopening                                               -        50,413
                                                           --------      --------
       Total interest income                                392,448        50,413
                                                           --------      --------

Interest expense:
  Deposits                                                  152,949             -
  Federal funds sold and securities sold under agreement
   to repurchase                                             10,994             -
  Other borrowed money                                          502             -
                                                           --------      --------
      Total interest expense                                164,445             -
                                                           --------      --------
Net interest income                                         228,003        50,413
Provision for loan losses                                    29,000             -
                                                           --------      --------
Net interest income after provision for loan losses         199,003        50,413
                                                           --------      --------

Non-interest income:
  Deposit service charges                                    17,731             -
  Mortgage origination fees                                   5,227             -
  Other                                                       3,469             -
                                                           --------      --------
      Total non-interest income                              26,427             -
                                                           --------      --------

Non-interest expense:
  Salaries and employee benefits                            168,854             -
  Occupancy                                                  38,217             -
  Equipment                                                  25,373             -
  Marketing and public relations                              9,447             -
  Other                                                      74,568             -
  Preopening expense                                              -       236,227
                                                           --------      --------
      Total non-interest expense                            316,459       236,227
                                                           --------      --------

Net loss                                                   $(91,029)    $(185,814)
                                                           ========      ========

Net loss per share                                         $  (0.13)
                                                           ========

                          FIRST COMMUNITY CORPORATION
             Statement of Changes in Shareholders' Equity (Deficit)
                         Six Months ended June 30, 1996
                                  (Unaudited)




                                                                         Unrealized loss
                                            Additional                    on Securities
                                Common        Paid-in       Accumulated   Available for
                                Stock        Capital        Deficit           Sale         Total
                               --------     ----------      -----------   --------------   -----

Balance December 31, 1995      $688,077     $6,140,837     $(702,449)      $  9,040      $6,135,505
Net loss                                                    (239,726)                      (239,726)

Unrealized loss on securities
  available-for-sale                                                       (128,922)       (128,922)
                               --------     ----------     ---------      ---------      ----------
Balance June 30, 1996          $688,077     $6,140,837     $(942,175)     $(119,882)     $5,766,857
                               ========     ==========     =========      =========      ==========

                          FIRST COMMUNITY CORPORATION
                            Statements of Cash Flows




                                                            Six months ended June 30,
                                                            -------------------------
                                                                1996          1995
                                                            ------------  -----------

Cash flows from operating activities:
 Net loss                                                   $ (239,726)   $ (105,299)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation                                             94,652           812
       Premium amortization (Discount accretion)                  (980)            -
       Provision for loan losses                                65,000             -
       Increase in other assets                                (90,518)       (4,889)
       Increase (decrease) in accounts payable                 106,439      (144,685)
                                                            ----------     ---------
         Net cash used in operating activities                 (65,133)     (254,061)
                                                            ----------     ---------
Cash flows form investing activities:
 Purchase of investment securities available-for-sale       (5,654,146)   (2,485,870)
 Maturity of investment securities available-for-sale        4,527,379             -
 Purchase of investment securities held-to-maturity         (1,400,312)            -
 Maturity of investment securities held-to-maturity          1,000,000             -
 Increase in loans                                          (6,635,410)            -
 Purchase of property and equipment                           (472,188)   (1,025,982)
                                                            ----------    ----------
         Net cash used in investing activities              (8,634,677)   (3,511,852)
                                                            ----------    ----------
Cash flows from financing activities:
 Increase in deposit accounts                                9,891,763             -
 Decrease in securities sold under agreements to repurchase   (599,200)            -
 Increase in other borrowings                                  (49,861)            -
 Proceeds from sale of common stock                                  -     6,188,275
                                                            ----------    ----------
        Net cash provided from financing activities          9,242,702     6,188,275
                                                            ----------    ----------
Net increase in cash and cash equivalents                      542,892     2,422,362

Cash and cash equivalents at beginning
 of period                                                   4,853,213           100
                                                            ----------    ----------

Cash and cash equivalents at end of period                  $5,396,105    $2,422,462
                                                            ==========    ==========
Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                 $  250,049            -

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale  $ (128,922)           -


                          FIRST COMMUNITY CORPORATION
                         Notes to Financial Statements
                                  June 30 1996


Note 1  Basis of Presentation
        ---------------------
        The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. The Company was organized on November 2, 1994 (the "Inception Date"). From the Inception Date through August 16, 1995, the Company was a development stage company. The activities during this period included conducting the initial public offering, the pursuit of approvals from various agencies to charter its bank subsidiary, establishing systems, hiring and training personnel to open the Bank.

        In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

Note 2  Net Loss Per Share
        ------------------
        Net loss per share for the six and three months ended June 30, 1996, is based on the weighted average outstanding shares for the period. Net loss per share for the three and six months ended June 30, 1995 has not been presented because stock was not issued until June 27, 1995, and the net loss per share for this period is deemed not to be meaningful. There were 688,077 weighted average shares outstanding for the three and six months ended June 30, 1996.

Note 3  Commitments
        -----------
        The Company has entered into an agreement to construct a permanent banking facility of approximately 8,500 square feet on the 2.29 acre site where the Lexington office facility is currently located. The contract cost, including the building, paving and landscaping is approximately $962,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


        The Company commenced operations on November 2, 1994 and from that date through August 16, 1995, the Company was a Development Stage Company. First Community Bank N.A. (the Bank), the Company's only subsidiary, began operations on August 17, 1995. During the six months ended June 30, 1995, the Company's principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for its application to charter the Bank, the pursuit of approvals from the Federal Deposit Insurance Corporation for its application for insurance of the deposits of the Bank, and the pursuit of approvals from the Federal Reserve Bank of Richmond and the South Carolina State Board of Financial Institutions for its applications seeking approval to become a bank holding company by acquiring all of the capital stock issued by the Bank. As a result, comparisons of the Company's and the Bank's results of operations for the six and three month periods ended June 30, 1996 and June 30, 1995, particularly with respect to their banking operations, should be made with an understanding of those events.

Net Income (Loss)
- -----------------

        The Company's net loss was $239,726 for the six months ended June 30, 1996 as compared to a loss of $249,914 for the six months ended June 30, 1995. This decrease in the net loss is a result of the Bank being in operation during 1996, whereas in the comparable prior year period the Company and Bank were in the development stage. Net interest income increased $362,325 and $177,590 during the six and three month periods ended June 30, 1996, respectively. This increase is a result of the Bank's development of its deposit and loan base during 1996. The Company will experience losses until the Bank grows its assets to a point where the assets generate revenue from operations which exceed the Bank's fixed cost. These cost, which include salaries, employee benefits, occupancy expense, furniture and equipment expense and other non-interest expense can be covered by the Bank s net interest income at the point when the Bank leverages its capital with a sufficient volume of earning assets.

Net Interest Income
- -------------------

        The table on page 12 shows yield and rate data for interest-bearing balance sheet components during the six and three month periods ended June 30, 1996, along with average balances and the related interest income and interest expense amounts.

        Net interest income was $412,738 during the six months ended June 30, 1996. The net interest margin for this period was 4.08% on average earning assets of $20,266,134. Interest income during this period was $717,726 consisting of interest on loans in the amount of $352,208, interest income on the investment portfolio of $303,240 and interest income on federal funds sold and securities purchased under agreements to resell of $62,278. The average yield on earning assets during this period was 7.10%. Management expects that the yield on earning

ITEM 2. CONTINUED                                                       PAGE 2

assets will increase as the loan to deposit ratio increases and a higher percentage of earning assets are invested in higher rate loan products as contrasted to lower yielding U.S. Treasury and Agency securities. Interest expense during the six months ended June 30, 1996, amounted to $304,988 which consisted of $281,063 on deposits and $23,925 on short term borrowings. The average rate paid during this period for all interest-bearing liabilities was 4.30%.

        During the three months ended June 30, 1996, interest income amounted to $392,448 consisting of $210,446 of interest on loans, $151,566 of interest income on the investment portfolio and $30,436 of interest on federal funds sold and securities purchased under agreements to resell. The average yield on interest earning assets was 7.24%. Interest expense during this period was $164,445 consisting of interest on deposits of $152,949 and $11,496 on short term borrowings. The average rate paid during this quarter was 4.25%. The quarter ended June 30, 1995, was the first quarter that the Company had any source of revenue. Interest income in the amount of $50,413 was earned on stock offering subscription proceeds, that were placed in short term investments.

Provision and Allowance for Loan Losses
- ---------------------------------------

        The provision for loan losses was $65,000 and $29,000 for the six and three month period ending June 30, 1996, reflecting management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.26% at June 30, 1996. The Company had no nonperforming loans at June 30, 1996. Charge-offs during the three months ended June 30, 1996, amounted to $9,705. Loans past due greater than 30 days amounted to $10,070 and there were no loans greater than 60 days past due at June 30, 1996.

Noninterest Income and Expense
- ------------------------------

        Noninterest income during the six months ended June 30, 1996, was $45,388 resulting primarily from service charges on deposit accounts in the amount of $28,020 and fees received from the origination of mortgage loans in the amount of $10,457. Noninterest income during the three months ended June 30, 1996, amounted to $26,427 consisting primarily of $17,731 of charges on deposit accounts and $5,227 of fees received from the origination of mortgage loans. There were no sources of noninterest income during the comparable six and three month periods of 1995.

        Noninterest expense amounted to $632,852 in the six months ended June 30, 1996, which was an increase of $332,525 (110%) over comparable period of 1995. Noninterest expense for the three months ended June 30, 1996, amounted to $316,459 an increase of $80,232 (33.9%) over the comparable period during 1995. Noninterest expenses during the six and three month

ITEM 2. CONTINUED                                                       PAGE 3

period ended June 30 ,1995 were related to the preopening activities noted above. The increase in noninterest expense during 1996 as compared to the comparable periods in 1995 reflect an increase in all expense categories, as a result, of the Bank subsidiary beginning operations on August 17, 1995.

Financial Position
- ------------------

        Assets totaled $28,360,091 at June 30, 1996 as compared to $19,379,598 at December 31, 1995 an increase of $8,980,493 (46.3%). Loan growth accounted for the majority of this growth, increasing $6,625,705 from $3,833,142 at December 31, 1995 to $10,458,847 at June 30, 1996. The loan to deposit ratio at June 30, 1996 was 49.2% as compared to 33.8% at December 31, 1995. It is anticipated that this ratio will continue to increase as management invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. The investment portfolios (available-for-sale and held-to-maturity) increased by $1,399,137 during the six months of 1996.

        The growth in assets was funded through growth in deposits of $9,891,763 (87.3%) from December 31, 1995 to June 30, 1996. All categories of deposits increased during this period and the relative mix of average deposit balances did not change significantly.

Liquidity and Capital Resources
- -------------------------------

        The Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 40.6% of total assets. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term liquidity needs successfully.

        The successful completion of the subscription offering in 1995 provided capital sufficient to fund the activities of the Bank during the initial stages of operations and should allow the Bank to remain a well capitalized institution until such time as sufficient income is generated from operations to fund its activities on an on-going basis. Shareholders' equity was 20.3% of total assets at June 30, 1996 as compared to 31.7% at December
31, 1995. The Bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 32.7%, 33.6% and 16.8%, respectively at June 30, 1996.
This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                          FIRST COMMUNITY CORPORATION
                   Yields on Average Earning Assets and Rates
                    on Average Interest-Bearing Liabilities


                                               Six months ended June 30, 1996     Three months ended June 30, 1996
                                               --------------------------------   ---------------------------------
                                                 Average    Interest     Yield/     Average   Interest     Yield/
                                                 Balance   Earned/Paid   Rate       Balance   Earned/Paid   Rate
                                                 -------   -----------   ----       -------  -----------    ----
Assets
Earning assets
  Loans                                         $ 7,481,877  $352,208    9.44%    $ 9,047,634  $210,446     9.33%
  Securities:
    Taxable                                      10,466,213   303,240    5.81%     10,418,863   151,566     5.83%
  Federal funds sold and securities purchased
    under agreements to resell                    2,318,044    62,278    5.39%      2,273,012    30,436     5.37%
                                                ------------------------------    -------------------------------
        Total earning assets                     20,266,134   717,726    7.10%     21,739,509   392,448     7.24%
                                                ------------------------------    -------------------------------
Cash and due from banks                             751,815                           887,644
Premises and equipment                            1,704,757                         1,796,527
Other assets                                        235,048                           229,392
Allowance for loan losses                           105,562                           121,560
                                                -----------                       -----------
       Total assets                             $22,852,192                       $24,531,512
                                                ===========                       ===========

Liabilities
Interest-bearing liabilities
  NOW and money market accounts                   3,259,500    36,752    2.26%      3,632,128    19,654     2.17%
  Savings deposits                                2,275,635    43,123    3.80%      2,565,356    25,126     3.93%
  Time deposits                                   7,575,838   201,188    5.33%      8,246,204   108,169     5.26%
  Other short term borrowings                     1,099,598    23,925    4.36%      1,078,707    11,496     4.27%
                                                ------------------------------    -------------------------------
     Total interest-bearing liabilities          14,210,571   304,988    4.30%     15,522,395   164,445     4.25%
                                                ------------------------------    -------------------------------
Demand deposits                                   2,556,256                         3,042,806
Other liabilities                                   144,544                           157,102
Shareholders' equity                              5,940,821                         5,809,209
                                                -----------                       -----------
   Total liabilities and shareholders' equity   $22,852,192                       $24,531,512
                                                ===========                       ===========

Net interest spread                                                      2.80%                              2.99%
Net interest income/margin                                    $412,738   4.08%                 $228,003     4.21%
                                                              ========                         ========

                                   PART II
                              OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 2.  CHANGES IN SECURITIES.

       (a)     Not applicable

       (b)     Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders was held on April 16, 1996. The following six directors were elected at the meeting:

                                              VOTES
                          -----------------------------------------------
                               For                     Against/Withheld
Thomas C. Brown              470,478                         4,800
Robert G. Clawson            470,478                         4,800
O.A. Ethridge D.M.D.         470,478                         4,800
W. James Kitchens, Jr.       470,478                         4,800
Broadus Thompson             470,478                         4,800
Mitchell M. Willoughby       470,478                         4,800

        The following eleven Directors term of office continued after the meeting:

Richard K. Bogan, M.D.                                 Geoge H. Fann, Jr.
William L. Boyd, III                                   William A. Jordan
Chimin J. Chao                                         James C. Leventis
Michael C. Crapps                                      Angelo L. Tsiantis
Hinton G. Davis                                        Loretta R. Whitehead
Anita B. Easter

        The approval of the adoption of the Company's 1996 Stock Option Plan and issuance of options under the plan was voted upon at the meeting. There were 412,067 votes cast for and 15,610 votes were cast against or withheld for approval of the plan. There were 55,089 broker non-votes as to this matter.


ITEM 5.  OTHER INFORMATION.

        None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     The following documents are filed as part of this report:

                3.1 Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-86258 on Form S-1).

                3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-86258 on Form S-1).

                4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to
                        Exhibit 4.1 to the Company's Registration Statement No. 33-86258 on Form S-1).

               10.1 Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company
                        (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement no. 33-86258 on Form S-1).*

               10.2 Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company
                        (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-86258 on Form S-1).*

               10.3 Construction agreement dated January 11, 1996 by and between the Bank and Summerfield Associates, Inc. to build permanent banking facility in Lexington, South Carolina (incorporated by reference to Exhibit 10.3 to the Company's Annual Report for fiscal year ended December 31, 1995 on Form 10-KSB).

               10.4 Contract of sale of real estate dated August 1, 1994 between First Community Bank (In Organization) and Three Seventy-Eight Company, Inc. (Incorporated by reference to the Company's Registration Statement No. 33-86258 on Form S-1).

               10.5 Contract of sale of real estate dated July 28, 1994, between First Community Bank (In Organization) and the Crescent Partnership (Incorporated by reference to the Company's Registration Statement No. 33-86258 on Form S-1).

               10.6 First Community Corporation 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report for fiscal year ended December 31, 1995 on Form 10-KSB).

               27       Financial Data Schedule (for SEC use only)

        *Denotes executive compensation contract or arrangement.


        (b)     Reports on Form 8-K.

                There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST COMMUNITY CORPORATION
                                  ---------------------------
                                          (REGISTRANT)



Date:   July 31, 1996             By: /s/ Michael C. Crapps
        -------------                 ------------------------
                                          Michael C. Crapps
                                          President and Chief Executive Officer



                                  By: /s/ Joseph G. Sawyer
                                      ------------------------
                                          Joseph G. Sawyer
                                          Senior Vice President,
                                          Principal Financial Officer