Form 10QSB
period 1996-09-30
FIRST COMMUNITY CORP /SC/
filed 1996-11-08
CIK 932781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-QSB


(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934 for the quarterly period ended September 30, 1996.

       Transition report under Section 13 or 15(d) of the Exchange Act for
----   the transition period from                 to
                                   --------------    ----------------------

                          Commission File No. 33-86258

                         FIRST COMMUNITY CORPORATION
                         ---------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

            South Carolina                               57-1010751
            --------------                          -------------------
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

  --------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ----       ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         688,077 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 1996.

         Transitional Small Business Disclosure Format (check one):
Yes         No  X
    ----       ----

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the "Company") are set forth in the following pages.

                          FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS

                                                            September 30,
                                                                1996              December 31,
                                                            (Unaudited)               1995
                                                            -------------         ------------
            ASSETS
Cash and due from banks                                     $  1,430,464          $   548,945
Federal funds sold and securities purchased under
  agreements to resell                                         2,628,855            4,304,268
Investment securities - available for sale                     9,194,727            6,819,265
Investment securities - held to maturity (market value of
  $2,546,606 and $2,201,370 at September 30, 1996 and
  Decemebr 31, 1995, respectively)                             2,600,160            2,200,000
Loans                                                         13,569,190            3,833,142
Less,  allowance for loan losses                                 163,545               76,750
                                                            ------------          -----------
   Net loans                                                  13,405,645            3,756,392
Property, furniture and equipment - net                        2,340,715            1,563,859
Other assets                                                     280,942              186,869
                                                            ------------          -----------
    Total assets                                            $ 31,881,508          $19,379,598
                                                            ============          ===========

            LIABILITIES

Deposits:
  Non-interest bearing demand                               $  4,364,839          $ 1,254,338
  NOW and money market accounts                                4,886,818            2,777,214
  Savings                                                      5,654,788            1,779,226
  Time deposits less than $100,000                             6,133,399            2,905,218
  Time deposits $100,000 and over                              3,590,620            2,617,944
                                                            ------------          -----------
     Total deposits                                           24,630,464           11,333,940
Securities sold under agreements to repurchase                 1,159,300            1,631,500
Other borrowed money - demand note to US Treasury                111,919              169,361
Other liabilities                                                228,031              109,292
                                                            ------------          -----------
    Total liabilities                                         26,129,714           13,244,093
                                                            ------------          -----------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    688,077 at September 30, 1996 and December
    31, 1995                                                $    688,077          $   688,077
Additional paid in capital                                     6,140,837            6,140,837
Accumulated deficit                                             (987,977)            (702,449)
Unrealized gain (loss) on securities available-for-sale          (89,143)               9,040
                                                            ------------          -----------
    Total shareholders' equity                                 5,751,794            6,135,505
                                                            ------------         ------------
    Total liabilities and shareholders' equity              $ 31,881,508         $ 19,379,598
                                                            ============         ============


                          FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                    Nine           Nine
                                                                Months Ended   Months Ended
                                                                September 30   September 30
                                                                    1996           1995
                                                                (Unaudited)    (Unaudited)
                                                                -----------    -----------
Interest income:
  Loans, including fees                                         $   630,878    $    2,305
  Investment securities - taxable                                   467,428        29,421
  Federal funds sold and securities purchased
    under resale agreements                                          92,667        16,428
  Other, Preopening                                                    -           86,754
                                                                -----------    ----------
       Total interest income                                      1,190,973       134,908
                                                                -----------    ----------

Interest expense:
  Deposits                                                          472,433         9,285
  Federal funds sold and securities sold under agreement
   to repurchase                                                     35,525          -
  Other borrowed money                                                1,431          -
                                                                -----------    ----------
      Total interest expense                                        509,389         9,285
                                                                -----------    ----------
Net interest income                                                 681,584       125,623

Provision for loan losses                                            98,000        15,750
                                                                -----------    ----------
Net interest income after provision for loan losses                 583,584       109,873
                                                                -----------    ----------

Non-interest income:
  Deposit service charges                                            50,976           405
  Mortgage origination fees                                          18,459          -
  Other                                                              12,480           492
                                                                -----------    ----------
      Total non-interest income                                      81,915           897
                                                                -----------    ----------

Non-interest expense:
  Salaries and employee benefits                                    519,769        82,440
  Occupancy                                                         106,300        17,485
  Equipment                                                          75,368         8,055
  Marketing and public relations                                     26,115        19,418
  Other                                                             223,475        40,758
  Preopening expense                                                   -          250,833
                                                                -----------    ----------
      Total non-interest expense                                    951,027       418,989
                                                                -----------    ----------

Net loss                                                        $  (285,528)   $ (308,219)
                                                                ===========    ==========

Net loss per share                                              $     (0.41)
                                                                ===========

                          FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                   Three         Three
                                                                Months Ended  Months Ended
                                                                September 30  September 30
                                                                    1996          1995
                                                                (Unaudited)   (Unaudited)
                                                                ------------  ------------
Interest income:
  Loans, including fees                                         $   278,670   $     2,305
  Investment securities - taxable                                   164,188        29,421
  Federal funds sold and securities purchased
    under resale agreements                                          30,389        16,428
  Other, Preopening                                                    -           36,341
                                                                -----------   -----------
       Total interest income                                        473,247        84,495
                                                                -----------   -----------

Interest expense:
  Deposits                                                          191,370         9,285
  Federal funds sold and securities sold under agreement
   to repurchase                                                     12,182          -
  Other borrowed money                                                  849          -
                                                                -----------   -----------
      Total interest expense                                        204,401         9,285
                                                                -----------   -----------
Net interest income                                                 268,846        75,210
Provision for loan losses                                            33,000        15,750
                                                                -----------   -----------
Net interest income after provision for loan losses                 235,846        59,460
                                                                -----------   -----------

Non-interest income:
  Deposit service charges                                            22,956           405
  Mortgage origination fees                                           8,002          -
  Other                                                               5,569           492
                                                                -----------   -----------
      Total non-interest income                                      36,527           897
                                                                -----------   -----------

Non-interest expense:
  Salaries and employee benefits                                    179,271        82,440
  Occupancy                                                          27,112        17,485
  Equipment                                                          26,498         8,055
  Marketing and public relations                                      7,408        19,418
  Other                                                              77,886        40,758
  Preopening expense                                                   -           95,121
                                                                -----------   -----------
      Total non-interest expense                                    318,175       263,277
                                                                -----------   -----------


Net loss                                                        $   (45,802)  $  (202,920)
                                                                ===========   ===========

Net loss per share                                              $     (0.07)  $     (0.30)
                                                                ===========   ===========


                          FIRST COMMUNITY CORPORATION
             STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)



                                                                             Unrealized loss
                                               Additional                      on Securites
                                   Common       Paid-in       Accumulated     Available for
                                    Stock       Capital         Deficit           Sale             Total
                                 ----------    ----------     -----------    ---------------    ----------

Balance December 31, 1995        $  688,077    $6,140,837     $(702,449)      $   9,040         $6,135,505
Net loss                                                       (285,528)                          (285,528)

Unrealized loss on securities
  avialable-for-sale                                                            (98,183)           (98,183)

                                 ----------    ----------     ---------       ---------         ----------
Balance September 30, 1996       $  688,077    $6,140,837     $(987,977)       ($89,143)        $5,751,794
                                 ==========    ==========     =========       =========         ==========

                          FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS




                                                                    Nine months ended     September 30
                                                                    ----------------------------------
                                                                          1996                1995
                                                                    --------------       -------------
Cash flows from operating activities:
 Net loss                                                           $    (285,528)       $    (308,219)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation                                                       134,071               19,030
       Premium amortization (Discount accretion)                           (2,396)                -
       Provision for loan losses                                           98,000               15,750
       Increase in other assets                                           (94,073)              (5,434)
       Increase (decrease) in accounts payable                            118,739             (162,441)
                                                                    -------------        -------------
         Net cash used in operating activities                            (31,187)            (441,314)
                                                                    -------------        -------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                  (7,418,434)         (11,560,829)
 Maturity of investment securities available-for-sale                   4,947,337            6,910,946
 Purchase of investment securities held-to-maturity                    (1,400,312)            (400,000)
 Maturity of investment securities held-to-maturity                     1,000,000                 -
 Increase in loans                                                     (9,747,253)            (499,933)
 Purchase of property and equipment                                      (910,927)          (1,578,885)
                                                                    -------------        -------------
         Net cash used in investing activities                         13,529,589           (7,128,701)
                                                                    -------------        -------------

Cash flows from financing activities:
 Increase in deposit accounts                                          13,296,524            3,314,739
 Decrease in securities sold under agreements to repurchase              (472,200)                -
 Increase in other borrowings                                             (57,442)                -
 Proceeds from sale of common stock                                         -                6,830,444
                                                                    -------------        -------------
        Net cash provided from financing activities                    12,766,882           10,145,183
                                                                    -------------        -------------

Net increase (decrease) in cash and cash equivalents                     (793,894)           2,575,168

Cash and cash equivalents at beginning
 of period                                                              4,853,213                  100
                                                                    -------------        -------------

Cash and cash equivalents at end of period                          $   4,059,319        $   2,575,268
                                                                    =============        =============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                         $     418,295                5,246

 Non-cash investing and financing activities:
   Unrealized (loss) on securities available-for-sale               $     (94,073)              (1,734)

                          FIRST COMMUNITY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30 1996


Note 1- Basis of Presentation

        The consolidated financial statements include the accounts of First Community Corp- oration and its wholly owned subsidiary First Community Bank, N.A. The Company was organized on November 2, 1994 (the "Inception Date"). From the Inception Date through August 16, 1995, the Company was a development stage company. The activities during this period included conducting the initial public offering, the pursuit of approvals from various agencies to charter its bank subsidiary, establishing systems, hiring and training personnel to open the Bank.

        In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

Note 2  Net Loss Per Share

        Net loss per share for the nine and three months ended September 30, 1996 and 1995, is based on the weighted average outstanding shares for the period. Net loss per share for the nine month period ended September 30, 1995 has not been presented because stock was not issued until June 27, 1995, and the net loss per share for this period is deemed not to be meaningful. There were 688,077 weighted average shares outstanding for the three and nine months ended September 30, 1996 and 677,313 weighted average shares outstanding for the three months ended September 30, 1995.

Note 3  Commitments

        The Company has entered into an agreement to construct a permanent banking facility of approximately 4,000 square feet on the site adjacent to where the Forest Acres office facility is currently located. The contract cost, including the building, paving and landscaping is approximately $545,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company commenced operations on November 2, 1994 and from that date through August 16, 1995, the Company was a Development Stage Company. First Community Bank N.A. (the Bank), the Company's only subsidiary, began operations on August 17, 1995. During the period from January 1, 1995 through August 16, 1995, the Company's principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency for its application to charter the Bank, the pursuit of approvals from the Federal Deposit Insurance Corporation for its application for insurance of the deposits of the Bank, and the pursuit of approvals from the Federal Reserve Bank of Richmond and the South Carolina State Board of Financial Institutions for its applications seeking approval to become a bank holding company by acquiring all of the capital stock issued by the Bank. As a result, comparisons of the Company's and the Bank's results of operations for the nine and three month periods ended September 30, 1996 and September 30, 1995, particularly with respect to their banking operations, should be made with an understanding of those events.

Net Income (Loss)

         The Company's net loss was $285,528 for the nine months ended September 30, 1996 as compared to a loss of $308,219 for the nine months ended September 30, 1995. This decrease in the net loss is a result of the Bank being in operation during all of 1996, whereas in the comparable prior year period the Company and Bank were in the development stage during the majority of this period. Net interest income increased $551,961 and $193,636 during the nine and three month periods ended September 30, 1996, respectively. This increase is a result of the Bank's development of its deposit and loan base during 1996. The Company will experience losses until the Bank grows its assets to a point where the assets generate revenue from operations which exceed the Bank's fixed cost. These cost, which include salaries, employee benefits, occupancy expense, furniture and equipment expense and other non-interest expense can be covered by the Bank's net interest income at the point when the Bank leverages its capital with a sufficient volume of earning assets.

Net Interest Income

         The table on page 12 shows yield and rate data for interest-bearing balance sheet components during the nine and three month periods ended September 30, 1996, along with average balances and the related interest income and interest expense amounts.

         Net interest income was $681,584 during the nine months ended September 30, 1996. The net interest margin for this period was 4.13% on average earning assets of $21,997,187. Interest income during this period was $1,190,973 consisting of interest on loans in the amount of $630,878, interest income on the investment portfolio of $467,428 and interest income on federal funds sold and securities purchased under agreements to resell of $92,667. The average yield on earning assets during this period was 7.21%. Management expects that the yield on earning

ITEM 2. CONTINUED                                                         PAGE 2

assets will increase as the loan to deposit ratio increases and a higher percentage of earning assets are invested in higher rate loan products as contrasted to lower yielding U.S. Treasury and Agency securities. Interest expense during the nine months ended September 30, 1996, amounted to $509,389 which consisted of $472,433 on deposits and $36,956 on short term borrowings. The average rate paid during this period for all interest-bearing liabilities was 4.29%.

         During the three months ended September 30, 1996, interest income amounted to $473,247 consisting of $278,670 of interest on loans, $164,188 of interest income on the investment portfolio and $30,389 of interest on federal funds sold and securities purchased under agreements to resell. The average yield on interest earning assets was 7.39%. Interest expense during this period was $204,401 consisting of interest on deposits of $191,370 and $13,031 on short term borrowings. The average rate paid during this quarter was 4.27%. The quarter ended September 30, 1995, was the first quarter that the Company had any source of revenue from banking operations. Interest income during this period amounted to $84,495 of which $36,341 was earned on stock offering proceeds invested in short term investments prior to the Bank commencing operations on August 17, 1995. During the period from August 17, 1995, to Septemebr 30, 1995, interest income consisted of $2,305 of interest on loans, $29,421 of interest income on the investment portfolio and $16,428 of interest income on federal funds sold.

Provision and Allowance for Loan Losses

         The provision for loan losses was $98,000 and $33,000 for the nine and three month period ending September 30, 1996, reflecting management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.21% at September 30, 1996. The Company had no nonperforming loans at September 30, 1996. Charge-offs during the nine and three months ended September 30, 1996, amounted to $11,205 and $1,500, respectively. Loans past due greater than 30 days amounted to $8,879 and there were no loans greater than 60 days past due at September 30, 1996.

Noninterest Income and Expense

         Noninterest income during the nine months ended September 30, 1996, was $81,915 resulting primarily from service charges on deposit accounts in the amount of $50,976 and fees received from the origination of mortgage loans in the amount of $18,459. Noninterest income during the three months ended September 30, 1996, amounted to $36,527 consisting primarily of $22,956 of charges on deposit accounts and $8,002 of fees received from the origination of
mortgage loans.   Sources of noninterest income during the comparable nine and three month periods of 1995 were insignificant due to the short period of time the Bank was open for operations.

ITEM 2. CONTINUED                                                         PAGE 3

         Noninterest expense amounted to $951,027 in the nine months ended September 30, 1996, which was an increase of $532,038 (127%) over the comparable period of 1995. Noninterest expense for the three months ended September 30, 1996, amounted to $318,175 an increase of $54,898 (20.9%) over the comparable period during 1995. Noninterest expenses during the nine and three month period ended September 30 ,1995 were primarily related to the preopening activities noted above. The increase in noninterest expense during 1996 as compared to the comparable periods in 1995 reflect an increase in all expense categories, as a result, of the Bank subsidiary beginning operations on August 17, 1995.

Financial Position

         Assets totaled $31,881,508 at September 30, 1996 as compared to $19,379,598 at December 31, 1995 an increase of $12,501,910 (64.5%). Loan growth accounted for the majority of this growth, increasing $9,736,048 from $3,833,142 at December 31, 1995 to $13.569,190 at September 30, 1996. The loan to deposit ratio at September 30, 1996 was 55.1% as compared to 33.8% at December 31, 1995. It is anticipated that this ratio will continue to increase as management invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. The investment portfolios (available-for-sale and held-to-maturity) increased by $2,775,622 during the nine months of 1996.

         The growth in assets was funded through growth in deposits of $13,296,524 (117.3%) from December 31, 1995 to September 30, 1996. All categories of deposits increased during this period and the relative mix of average deposit balances did not change significantly.

Liquidity and Capital Resources

         The Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 37.1% of total assets. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term liquidity needs successfully. The successful completion of the subscription offering in 1995 provided capital sufficient to fund the activities of the Bank during the initial stages of operations and should allow the Bank to remain a "well capitalized" institution until such time as sufficient income is generated from operations to fund its activities on an on-going basis. Shareholders' equity was 18.0% of total assets at September 30, 1996 as compared to 31.7% at December 31, 1995. The Bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 25.5%, 26.3% and 14.5%, respectively at September 30, 1996. This compares to required OCC regulatory capital guidelines for Tier 1capital, total capital and leverage capital ratios of
4.0%, 8.0% and 3.0%, respectively.   The Company will be required by the
Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                          FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                    ON AVERAGE INTEREST-BEARING LIABILITIES




                                                Nine months ended September 30, 1996    Three months ended September 30, 1996
                                               -------------------------------------    -------------------------------------
                                                  Average       Interest      Yield/      Average        Interest     Yield/
                                                  Balance     Earned/Paid      Rate       Balance       Earned/Paid   Rate
                                               ------------   -----------     ------    ------------   ------------- --------
Assets
Earning assets
  Loans                                        $  9,008,025   $ 630,878       9.33%       $12,027,143    $278,670    9.19%
  Securities:
    Taxable                                      10,683,618     467,428       5.83%        11,113,702     164,188    5.86%
  Federal funds sold and securities purchased
    under agreements to resell                    2,305,544      92,667       5.35%         2,280,817      30,389    5.29%
                                               -----------------------------------        -------------------------------
        Total earning assets                     21,997,187   1,190,973       7.21%        25,421,662     473,247    7.39%
                                               -----------------------------------        -------------------------------
Cash and due from banks                             807,034                                   916,272
Premises and equipment                            1,863,068                                 2,176,247
Other assets                                        247,269                                   271,447
Allowance for loan losses                           117,859                                   142,186
                                               ------------                               -----------
       Total assets                            $ 24,796,699                               $28,643,442
                                               ============                               ===========

LIABILITIES
Interest-bearing liabilities
  NOW and money market accounts                   3,480,652      57,184       2.19%         3,918,148      20,432    2.07%
  Savings deposits                                3,058,189      91,499       3.99%         4,606,285      48,376    4.17%
  Time deposits                                   8,139,916     323,750       5.30%         9,255,808     122,562    5.25%
  Other short term borrowings                     1,136,754      36,956       4.33%         1,210,258      13,031    4.27%
                                               -----------------------------------        -------------------------------
     Total interest-bearing liabilities          15,815,511     509,389       4.29%        18,990,499     204,401    4.27%
                                               -----------------------------------        -------------------------------
Demand deposits                                   2,941,724                                 3,704,280
Other liabilities                                   165,717                                   207,605
Shareholders' equity                              5,873,747                                 5,741,058
                                               ------------                               -----------
   Total liabilities and shareholders'         $ 24,796,699                               $28,643,442
                                               ============                               ===========
Net interest spread                                                           2.92%                                  3.12%
Net interest income/margin                                    $ 681,584       4.13%                      $268,846    4.20%
                                                              =========                                  ========

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

         (b)     Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended September 30, 1996.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     The following documents are filed as part of this report:

                  3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-86258 on Form S-1).

                  3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-86258 on Form S-1).

                  4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company' Common Stock (incorporated by reference to
                          Exhibit 4.1 to the Company's Registration Statement No. 33-86258 on Form S-1).

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

          27     Financial Data Schedule (for SEC use only).


*Denotes executive compensation contract or arrangement.

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST COMMUNITY CORPORATION
                             ---------------------------
                                    (REGISTRANT)



Date: November 8, 1996       By: /s/ Michael C. Crapps
      ------------------          ---------------------------------------------
                                     Michael C. Crapps
                                     President and Chief Executive Officer



                             By:  /s/ Joseph G. Sawyer
                                  ---------------------------------------------
                                      Joseph G. Sawyer
                                      Senior Vice President, Principal Financial
                                      Officer