Form 10KSB
period 1996-12-31
FIRST COMMUNITY CORP /SC/
filed 1997-03-25
CIK 932781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)


 X       Annual Report under Section 13 or 15(d) of the Securities Exchange Act
---      of 1934 (No fee required)

                   For the fiscal year ended December 31, 1996
                                             -----------------

                                       OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 (No fee required)

               For the transition period from         to
                                              --------   --------

                          Commission file no. 33-86258
                                             -----------

                           First Community Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             South Carolina                                      57-1010751
     ---------------------------------                       -------------------
       (State or Other Jurisdiction                           (I.R.S. Employer
     of Incorporation or Organization)                       Identification No.)


5455 Sunset Blvd., Lexington, South Carolina                         29072
--------------------------------------------                       ----------
  (Address of Principal Executive Offices)                         (Zip Code)

                                 (803) 951-2265
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  X            No
    ---              ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock as of March 3, 1997, held by non-affiliates of the registrant based on the book value per share on December 31, 1996, was $3,940,200.

         The issuer's revenues for its most recent fiscal year were $1,895,957. 688,077 shares of the Issuer's common stock were issued and outstanding as of March 3, 1997.

                       Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement for its April 16, 1997 Annual Meeting of Shareholders, are incorporated by reference into Part III thereof.

Transitional Small Business Disclosure Format. (Check one):  Yes      No  X
                                                                 ---     ---
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         First Community Corporation (the "Company") was incorporated as a South Carolina corporation on November 2, 1994, primarily to own and control all of the capital stock of First Community Bank, N.A. (the "Bank"). The Company presently engages in no business other than owning and managing the Bank. The Bank is a national banking association which engages in a commercial banking business from its main office in Lexington, South Carolina and a second office located in Richland County, South Carolina. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), and it is a member of the Federal Reserve System.

         In July 1995, the Company completed its initial public offering of 688,077 shares of its common stock, par value $1.00 per share (the "Common Stock"), at a price of $10.00 per share, pursuant to its Prospectus dated January 14, 1995. On August 17, 1995, the Bank opened for business.

LOCATION AND SERVICE AREA

         The Bank is engaged in general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Columbia, South Carolina and the surrounding area, including Lexington and Richland Counties. The Bank has its Main Office located in the city of Lexington, South Carolina in Lexington County and a Branch Office located in the city of Forest Acres, South Carolina in Richland County. See "Facilities."

         The Main Office primarily serves the area in and around Lexington, South Carolina, which is west of Columbia in Lexington County. The Branch Office primarily serves the area around Forest Acres, South Carolina, which is east of Columbia in Richland County.

         Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. The Columbia, South Carolina Metropolitan Statistical Area, which includes the projected service areas for both sites of the Bank, had an estimated population in 1990 of 472,800 according to the South Carolina Division of Research and Statistical Services. Lexington County had a population of 167,711 and Richland County had a population of 285,720. Columbia is home to the University of South Carolina, Benedict College, Allen University, and the Fort Jackson Army base. The largest employers in the area are the state, local, and federal governments, followed by Fort Jackson and the University of South Carolina. Most of the commercial business in the area is in support of these agencies, including legal and medical services. The principal components of the economy of the Columbia Area are the government, service industries, manufacturing, and wholesale and retail trade. Major employers located in the area include Pirelli Cable, Michelin, the South Carolina state government, and the Mid-Carolina Electrical Cooperative. The area has experienced steady growth over the past ten years and the Organizers expect the area, as well as the service industry needed to support it, to continue to grow.


BANKING SERVICES

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

         The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also makes real estate construction and acquisition loans. The bank originates fixed and variable rate mortgage loans in the name of a third party which are sold into the secondary market.. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. The Bank may not make any loans to any director, officer, employee or 10% shareholder of the Company or the Bank unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank offers non-deposit investment products and other investment brokerage services through a third party arrangement. The Bank is associated with Honor and Plus networks of automated teller machines and Mastermoney debit cards that may be used by Bank customers throughout South Carolina and other regions. The Bank also offers VISA credit card services through a correspondent bank as an agent for the Bank.

         The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere. As of December 31, 1996, there were eleven commercial banks operating approximately 142 offices and one thrift with a total of 2 Offices in the Columbia area. A number of these competitors are well established in the Columbia Area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as established branch networks and trust services, that the Bank either does not provide or will not provide initially. The Bank is the only one of these institutions that is locally owned and operated. The Company believes that the community bank focus of the Bank with its emphasis on service to small and medium size businesses, individual and professional concerns gives it an advantage in this market.

EMPLOYEES

         The Bank presently has 18 full-time employees and one part-time employee. The Company does not have any employees other than its officers, none whom receive any remuneration for their services to the Company.

SUPERVISION AND REGULATION

THE COMPANY

         Because it owns the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and The South Carolina Bank Holding Company Act (the "South Carolina Act"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

         Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and files periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (I) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board will impose certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below in "- The Bank - Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass- Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

         As a bank holding company registered under the South Carolina Act, the Company is subject to regulation by the South Carolina State Board of Financial Institutions (the "South Carolina Board"). Consequently, the Company must receive the approval of the South Carolina Board prior to engaging in the acquisitions of banking or nonbanking institutions or assets. The Company must also file with the South Carolina Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

         The Bank. The Bank is operating as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates is assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (I) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; and (v) asset quality.

         National banks and their holding companies which have been chartered or registered or undergone a change in control within the past two years or which have been deemed by the OCC or the Federal Reserve Board, respectively, to be troubled institutions must give the OCC or the Federal Reserve Board, respectively, thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the OCC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment. The

Company and the Bank will meet the criteria which trigger this additional approval during the first two years of operation.

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Beginning in 1993, insured depository institutions pay for deposit insurance under a risk-based premium system. Under this system, a BIF insured depositor institution pays to BIF from $.04 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator subject to a minimum semi-annual assessment of $1,000 per institution. During 1996 the assessment rates for each category were adjusted down by $.04. The Bank's BIF assessment was $.00 per $100 of insured deposits and was therefore subject to the minimum $1,000 semi-annual assessment in 1996. The Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separates, effective January 1, 1997, the Financing Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by the FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. FICO assessment rates for the first semi-annual period of 1997 were set at 1.30 basis points annually for BIF deposits. For the first semi-annual period of 1997, the FDIC Board of Directors maintained the adjusted rate schedule and the Bank's insurance assessment will remain at $.00 per $100 in deposits through June 1997. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

         The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(I) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         A national bank may not pay dividends from its capital: All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for national banks. The effect is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles. In this regard, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

         National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out of state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. The Company currently has no plans or agreements whereby the Bank would acquire other banks or thrifts.


         The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision (the "OTS") shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL REGULATIONS

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity will be subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital- based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, the Organizers expect the Bank to qualify as "well-capitalized."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (I) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect the Company in several ways. Subsequent to the initial public offering the Company's capital levels are more than adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

         Effective January 1, 1997 the OCC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account, foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not currently engage, nor has any plans to engage in trading, foreign exchange or commodity position activities, the rule does not have an effect on the required Bank capital levels.

         FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what affect future changes in these regulations, when implemented, would have on the Company and the Bank.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

ENFORCEMENT POWERS

         FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Further more, FIRREA expanded the appropriate banking agencies' power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

RECENT LEGISLATIVE DEVELOPMENTS

         The Interstate Banking Act, passed by Congress in 1994, allows unrestricted interstate bank mergers and interstate acquisition of banks by bank holding companies, and ultimately will permit interstate de novo branching by banks. The states, however, may opt in or opt out of several of the Interstate Banking Act's provisions. In 1994, South Carolina amended its bank holding company act to opt into these provisions and allow nationwide interstate banking beginning in 1996. As a result of these new laws, the number of competitors in the Company's market may increase. However, the Company believes it can compete effectively in the market and that the legislation will not have a material adverse impact on the Company or the Bank. From time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

         The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


ITEM 2. DESCRIPTION OF PROPERTY.

         Lexington Property. The principal place of business of both the Company and the Main Office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the Bank's main office is a 2.29 acre plot of land. The site was purchased for $576,000. The Company and the Bank are operating in an 8500 square foot facility located on this site. This site is designed to allow the addition of 12,000 square feet to the facility at some future date and as needed.

         Forest Acres Property. The Bank also operates a Branch Office facility at 4404 Forest Drive, Columbia, South Carolina 29206. The Forest Acres site is a
 .71 acre plot of land which was acquired at a cost of $376,000. The Bank is currently operating out of a modular building located on a plot of land contiguous to the future branch site. Construction of a permanent facility began in the fourth quarter of 1996 and will be occupied in May 1997. The permanent banking facility is approximately 4,000 square feet with a total cost of construction of approximately $545,000 including paving and landscaping.


ITEM 3. LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings related to the business of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the "Common Stock"), of which 688,077 were issued and outstanding as of December 31, 1996. There is no established public trading market in the Common Stock, and one is not expected to develop in the near future.

         The Company has never paid any dividends. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next four years. Dividends might not be paid for several years thereafter even if the Company achieves profitable operations.

         Moreover, the National Banking Act limits dividend payments by national banks such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1996, the Bank was not yet cumulatively profitable, and it is not expected to be cumulatively profitable in 1997. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         First Community Corporation is a one bank holding company. The Company commenced operations on November 2, 1994. The Bank, the Company's only subsidiary, began operations on August 17, 1995. Although, a loss from operations of $281,631 was experienced for the year ended December 31, 1996, during the fourth quarter of 1996 the Company recorded its first quarterly profit since commencing operations. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed costs. Comparisons of the Company's and the Bank's results for all of the periods presented, particularly with respect to their banking operations, should be made with an understanding of these events.


RESULTS OF OPERATIONS

         The Company's net loss was $281,631 for the year-ended December 31, 1996, as compared to a loss of $557,834 for the year ended December 31, 1995, and a loss of $144,615 for the period from November 2, 1994, to December 31, 1994. The 1995 loss of $557,834 includes approximately four months of operations and eight months of preopening activities. The 1994 loss of $144,615 all relates to costs associated with preopening activities. The decrease in the net loss between 1996 and 1995 of 49.5% resulted from the Bank continuing to leverage its capital with an increased volume of assets. The return on average assets for 1996 and 1995 was (1.04%) and (8.65%), respectively, and return on average equity was (4.81%) and (17.02%), respectively. Comparison of these ratios to 1994, are not meaningful due to the minimal amount of assets in the Company during this period.

Net Interest Income

         General. The largest component of operating earnings for the Company is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

         Net interest income totaled $1,023,983 in 1996, compared with $245,037 in 1995. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.13% in 1996 as compared to 1.72% in 1995. The reason for the increase was primarily due to the changing mix of the earning asset portfolios. During 1996, 44.5% of earning assets were in the loan portfolio as compared to 10.6% in 1995. Loans typically provide a higher yield than the other types of earning assets and thus one of the Company's goals is to continue to grow this portfolio as a percentage of total earning assets.

         Average Balances, Income Expenses and Rates. The following tables depict, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                                                                        AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                                                                       YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                               1996                               1995
                                                            ------------------------------------- ---------------------------------
                                                              AVERAGE         INCOME/      YIELD/  AVERAGE       INCOME/     YIELD/
                                                              BALANCE         EXPENSE       RATE   BALANCE       EXPENSE      RATE
                                                            -----------     ----------      ----  ----------     --------     ----
ASSETS
Earning Assets
   Loans (1) ...........................................    $10,647,842     $1,004,243      9.43% $  584,210     $ 57,223     9.79%
   Securities:
     Taxable ...........................................     10,855,772        635,326      5.85%  2,357,254      136,436     5.79%
   Federal funds sold and securities purchased
      under agreement to resell ........................      2,446,780        130,463      5.33%  1,082,691       62,894     5.81%
   Other short term investments, pre-opening ...........           --             --        --     1,512,360       86,754     5.74%
                                                            -----------     ----------      ----  ----------     --------     ----
     Total earning assets ..............................     23,950,394      1,770,032      7.39%  5,536,515      343,307     6.20%
                                                            -----------     ----------      ----  ----------     --------     ----
Cash and due from banks ................................        928,597                              162,425
Premises and equipment .................................      2,019,769                              731,928
Other assets ...........................................        257,792                               31,894
Allowance for loan losses ..............................        132,525                               10,375
                                                            -----------                           ----------
     Total assets ......................................    $27,024,027                           $6,452,387
                                                            ===========                           ==========
LIABILITIES
Interest-Bearing Liabilities
   Interest-bearing transaction accounts (1) ...........      2,410,850         36,020      1.49%    236,282        4,586     1.94%
   Money Market accounts ...............................      1,595,155         51,702      3.24%    283,616       10,222     3.60%
   Savings deposits (1) ................................      3,706,587        148,462      4.01%    446,597       17,731     3.97%
   Time deposits (1) ...................................      8,645,660        459,442      5.31%  1,082,053       58,557     5.41%
   Other short-term borrowings .........................      1,166,761         50,423      4.32%    143,684        7,174     4.99%
                                                            -----------     ----------      ----  ----------     --------     ----
     Total interest-bearing liabilities ................     17,525,013        746,049      4.26%  2,192,232       98,270     4.48%
                                                            -----------     ----------      ----  ----------     --------     ----
Demand deposits (1) ....................................      3,449,496                              219,548
Other liabilities ......................................        197,218                              762,354
Shareholders' equity ...................................      5,852,300                            3,278,253
                                                            -----------                            ---------
     Total liabilities and shareholders' equity ........    $27,024,027                           $6,452,387
                                                            ===========                           ==========
Net interest spread ....................................                                    3.13%                             1.72%
Net interest income/margin .............................                    $1,023,983      4.28%                $245,037     4.43%
                                                                            ==========                           ========

-----------
(1) All loans and deposits are domestic. The Company had no nonaccrual loans during the periods presented.

         The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.


                                                                  1996 versus 1995
                                                              Increase (decrease) due to
                                                        ----------------------------------------
                                                           Volume         Rate            Net
                                                        -----------     --------     -----------
ASSETS
Earning Assets
   Loans                                                $   949,065     $ (2,045)    $   947,020
   Securities:
     Taxable                                                497,353        1,537         498,890
   Federal funds sold and securities purchased under
agreements to resell                                         72,280       (4,711)         67,569
   Other short-term investments, preopening                 (86,754)        --           (86,754)
     Total earning assets                               $ 1,348,914       77,811       1,426,725
                                                        -----------     --------     -----------

Interest-bearing liabilities
   Interest-bearing transaction accounts                     32,240         (806)         31,434
   Money market accounts                                     42,403         (923)         41,480
   Savings deposits                                         130,573          158         130,731
   Time deposits                                            401,921       (1,036)        400,885
   Other short term borrowings                               44,081         (832)         43,249
      Total interest-bearing liabilities                    652,474       (4,695)        647,779
                                                        -----------     --------     -----------

Net interest income                                                                  $   778,946
                                                                                     ===========

         Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability modeling is performed by the Company to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for- sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk.

         The following table illustrates the Company's interest rate sensitivity at December 31, 1996.


                          INTEREST SENSITIVITY ANALYSIS

                                                                 DECEMBER 31, 1996
                                                                 -----------------


                                                           AFTER THREE     AFTER SIX                      GREATER THAN
                                              WITHIN       THROUGH SIX      THROUGH           WITHIN      ONE YEAR OR
                                           THREE MONTHS      MONTHS      TWELVE MONTHS       ONE YEAR     NONSENSITIVE     TOTAL
                                           ------------      ------      -------------       --------     ------------     -----
ASSETS
Earning Assets
   Loans ..............................    $ 6,953,415     $   263,405    $   886,399      $ 8,103,219    $ 7,811,785   $15,915,004
   Securities .........................      3,671,045       1,289,840      3,073,172        8,034,057      3,841,995    11,876,052
   Federal funds sold and securities
    purchased under agreement to
    resell.............................      5,752,272                                       5,752,272                    5,752,272
                                           -----------     -----------    -----------      -----------      ---------   -----------
     Total earning assets .............     16.376,732       1,553,245      3,959,571       21,889,548     11,653.780    33,543,328
                                           -----------     -----------    -----------      -----------      ---------   -----------

LIABILITIES
Interest-bearing liabilities
   Interest-bearing deposits
    NOW Accounts (1) ..................        498,643         498,643        997,285        1,994,571      1,994,570     3,989,141
    Money Market accounts .............      1,973,945       1,973,945      1,973,945
   Savings deposits (1) ...............        894,289         894,289      1,788,577        3,577,155      3,577,152     7,154,307
   Time deposits ......................      6,110,345       3,235,468      1,387,180       10,732,993      1,006,839    11,739,832
                                           -----------     -----------    -----------      -----------      ---------   -----------
     Total interest-bearing deposits ..      9,477,222       4,628,400      4,173,042       18,275,664      6,578,561    24,857,225
   Other short-term borrowings ........      1,222,959                                       1,222,959                    1,222,959
                                           -----------     -----------    -----------      -----------      ---------   -----------
     Total interest-bearing liabilities     10,700,181       4,628,400      4,173,042       19,501,623      6,578,561    26,080,184
                                           -----------     -----------    -----------      -----------      ---------   -----------

Period gap ............................    $ 5,676,551     $(3,075,155)   $  (213,471)     $ 2,387,925    $ 5,075,219   $ 7,463,144
Cumulative gap ........................    $ 5,676,551     $ 2,601,396    $ 2,387,925      $ 2,387,925    $ 7,463,144   $ 7,463,144
Ratio of cumulative gap to total
   earning assets .....................          16.92%           7.76%          7.12%            7.12%         22.25%

---------------------
(1)NOW and savings accounts are subject to immediate withdrawal and repricing. These deposits do not tend to immediately react to changes in interest rates and the company believes these deposits are a stable and predictable funding source. Therefore, these deposits are included in the repricing period that management believes most closely matches the periods in which they are likely to reprice rather than the period in which the funds can be withdrawn contractually.


         The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company currently is asset sensitive over all time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

         The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Additions to the allowance for loan losses, which are expended as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Management intends to implement an allocation system in the future. This system will allocate the allowance to loan categories, and will be implemented at the time the size and mix of the portfolio support such a system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

         At December 31, 1996 and 1995, the allowance for loan losses amounted to $200,860 and $76,750, respectively. This represents 1.26% and 2.00% of outstanding loans at December 31, 1996 and 1995, respectively. During 1996, the Bank charged off one lease in the amount of $9,705 and one consumer loan in the amount of $1,500. There were no charge-offs during 1995. There were no non-accrual, restructured or other non-performing loans at December 31, 1996 or 1995. In addition, there were no loans delinquent greater than 30 days. The provision for loan losses was $135,000 and $76,750 for the years ended December 31, 1996 and 1995, respectively. The provision was made based on management's assessment of general loan loss risk and asset quality.

         Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

         Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 1996, the Company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

         Noninterest Income. Noninterest income for the year ended December 31, 1996, was $125,925 as compared to $19,569 for 1995. This increase is primarily a result of the substantial growth in deposit account balances and the related deposit account fees. These fees amounted to $82,192 in 1996, as compared to $7,434 in 1995. The Company originates mortgage loans which are closed in the name of a third party for which the Company receives a fee. These fees increased to $24,930 in 1996, as compared to $9,553 in 1995. The mortgage loan origination program was in place for the entire year during 1996, as compared to only four months in 1995. There was no source of noninterest income during the period ended December 31, 1994.

         Noninterest Expense. Noninterest expense increased from $745,690 for the period ended December 31, 1995 to $1,296,539 for the year ended December 31, 1996. Preopening activities accounted for $250,826 of the non interest expenses during 1995. These pre-opening activities included the preparation and filing of applications with various regulators and planning and organizing activities for the opening of the Bank. The substantial increase in expenses related to operations from 1995 to 1996 is a result of the Bank being in operation for all of 1996, as compared to approximately four and one half months in 1995. Non-interest expenses of $144,615 incurred during 1994, related to preopening activities. In the very competitive financial services market of recent years, management recognizes the need to place a great deal of emphasis on expense management and will continue to evaluate and monitor growth in discretionary expense categories in order to control future increases.

FINANCIAL POSITION

         Total assets at December 31, 1996, were $38,129,241 as compared to $19,379,598 at December 31, 1995. Average earning assets increased to $23,950,394 during 1996 as compared to $5,536,515 during 1995. Asset growth was principally attributable to a net increase in loans of $11,957,752 during 1996. The loan growth was funded by an increase in deposit balances of $19,566,884 from year-end 1995 to year-end 1996. Shareholders' equity totaled $5,782,106 at December 31, 1996 as compared to $6,135,505 at December 31, 1995. This decrease was primarily due to the net loss incurred during 1996, the Banks' first full year of operations.

Earning Assets

         Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Bank's goals is to have loans be the largest category of the Bank's earning assets. At December 31, 1996 loans accounted for 47.5% of earning assets as compared to 22.3% of earning assets at December 31, 1995. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Management is not willing to sacrifice asset quality in order to achieve its asset mix goals. Loans averaged $10,647,842 during 1996, as compared to $584,210 in 1995.

         The following table shows the composition of the loan portfolio by category:


                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                            1996                          1995
                                                  -----------------------      -------------------------
                                                                  PERCENT                       PERCENT
                                                     AMOUNT      OF TOTAL        AMOUNT         OF TOTAL
                                                     ------      --------        ------         --------
Commercial, financial and agricultural........    $ 2,837,396      17.83%      $  496,908         12.96%
Real estate:
         Construction.........................        791,758       4.97%          35,000           .91%
         Mortgage - residential...............      2,602,274      16.35%         664,504         17.34%
         Mortgage - commercial................      6,639,358      41.72%       1,579,995         41.22%
Consumer......................................      2,761,621      17.35%       1,056,735         27.57%
Leases                                                282,597       1.78%            --             --
                                                  -----------     ------       ----------        ------
         Total gross loans....................     15,915,004     100.00%       3,833,142        100.00%
                                                                  ======                         ======
Allowance for loan losses.....................        200 860                      76,750
                                                  -----------                  ----------
         Total net loans......................    $15,714,144                  $3,756,392
                                                  ===========                  ==========

         The principal components of the Company's loan portfolio, at year end 1996 and 1995, were commercial mortgage loans in the amount of $6,639,358 and $1,579,995, representing 41.72% and 41.22% of the portfolio, respectively. A significant portion of these commercial mortgage loans are made to finance owner occupied real estate. Due to the short term the loan portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix. Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

         The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1996.

       LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                      DECEMBER 31, 1996

                                     ------------------------------------------------------
                                                 OVER ONE YEAR
                                      ONE YEAR      THROUGH      OVER FIVE
                                       OR LESS     FIVE YEARS       YEARS          TOTAL
                                       -------     ----------       -----          -----
Commercial, financial and
agricultural ....................    $1,382,807     1,454,589           --        2,837,396

Real estate - construction.......       657,063       134,695           --          791,758
All other loans .................     2,657,973     7,552,265      2,075,612     12,285,850
                                     ----------    ----------    -----------    -----------
                                     $4,697,843    $9,141,549    $ 2,075,612    $15,915,004
                                     ==========    ==========    ===========    ===========

Loans maturing after one year with:
         Fixed interest rates...............................................    $ 8,655,574
         Floating interest rates............................................      2,561,587
                                                                                -----------
                                                                                 11,217,161
                                                                                ===========


         The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

         Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $10,855,722 in 1996, as compared to $2,357,254 in 1995. The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the Company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 1996, the weighted average life of the portfolio was 2.4 years and the weighted average yield was 5.85%. The Company primarily invests in U.S. Treasury securities and securities of other U. S. Government agencies with maturities up to five years.

         The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 1996.

           INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS (1)


                                                                        DECEMBER 31, 1996
                                  -------------------------------------------------------------------------------------------
                                                                 AFTER ONE BUT         AFTER FIVE BUT           AFTER TEN
                                      WITHIN ONE YEAR          WITHIN FIVE YEARS      WITHIN TEN YEARS             YEARS
                                  ----------------------   ----------------------   --------------------    -----------------
                                    AMOUNT         YIELD     AMOUNT         YIELD    AMOUNT       YIELD      AMOUNT     YIELD
                                    ------         -----     ------         -----    ------       -----      ------     -----
Held-to-maturity:
U.S. government agencies .....    $2,600,075       6.16%
                                  ----------       ----
Available-for-sale:
U.S. Treasury ................     1,447,847       5.51%    3,290,740       5.54%
U.S. government agencies .....     3,986,135       5.99%      400,525       6.15%
Other ........................                                                                              $150,730    6.00%
                                  ----------       ----    ----------       ----    --------    --------    --------    ----
Total investment securities
available-for-sale ...........     5,433,979       5.86%    3,691,265       5.61%                            150,730    6.00%
                                  ----------       ----    ----------       ----    --------    --------    --------    ----
Total investment securities...    $8,034,057       5.96%   $3,691,265       5.61%                           $150,730    6.00%
                                  ==========       ====    ==========       ====    ========    ========    ========    ====

-----------
(1) Investments with a call feature are shown as of the earliest call date.

         Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $2,446,780 in 1996, as compared to $1,082,691 in 1995. At December 31, 1996, short-term investments totaled $5,752,272. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits were $20,974,509 during 1996, compared to $2,411,780 during 1995. Average interest-bearing deposits were $17,525,013 in 1996, as compared to $2,192,232 in 1995.

         The following table sets forth the deposits of the Company by category.



                                    DEPOSITS

                                                                        DECEMBER 31,
                                                   ----------------------------------------------------
                                                             1996                         1995
                                                   -------------------------  -------------------------
                                                                  PERCENT OF                 PERCENT OF
                                                      AMOUNT       DEPOSITS      AMOUNT       DEPOSITS
                                                      ------       --------      ------       --------
Demand deposit accounts........................    $ 6,043,599       19.56%   $ 1,254,338       11.06%
NOW accounts ..................................      3,989,141       12.91%     1,228,298       10.84%
Money market accounts..........................      1,973,945        6.39%     1,548,916       13.67%
Savings accounts...............................      7,154,307       23.15%     1,779,226       15.70%
Time deposits less than $100,000 ..............      6,731,697       21.78%     2,905,218       25.63%
Time deposits of $100,000 or over..............      5,008,135       16.21%     2,617,944       23.10%
                                                   -----------      ------    -----------      ------
         Total deposits........................    $30,900,824      100.00%   $11,333,940      100.00%
                                                   ===========      ======    ===========      ======


         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $25,892,689 and $8,715,996 at December 31, 1996 and 1995, respectively. A stable base of deposits are expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

         The maturity distribution of the Company's time deposits at December 31, 1996, is shown in the following table.



                      MATURITIES OF CERTIFICATES OF DEPOSIT
                   AND OTHER TIME DEPOSITS OF $100,000 OR MORE

                                                                                DECEMBER 31, 1996
                                                  -----------------------------------------------------------------------
                                                                                     AFTER SIX
                                                                   AFTER THREE        THROUGH      AFTER
                                                  WITHIN THREE       THROUGH           TWELVE      TWELVE
                                                      MONTHS        SIX MONTHS         MONTHS      MONTHS        TOTAL
                                                      ------        ----------         ------      ------        -----
Certificates of deposit of $100,000 or
   more.......................................      $2,996,238      $1,407,238        $200,000    $404,659     $5,008,135
Other time deposits of $100,000 or more.......
                                                    ----------      ----------        --------    --------     ----------
     Total....................................      $2,996,238      $1,407,238        $200,000    $404,659     $5,008,135
                                                    ==========      ==========        ========    ========     ==========

         Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits.

         Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase. These borrowings averaged $1,098,380 and $140,378 during 1996 and 1995, respectively. These repurchase agreements are generally originated with customers that have other relationships with the Company and tend to provide a stable source of funding.

         The Company has short term borrowings provided through a U.S. Treasury demand note associated with a treasury tax and loan account. The average balance of this note for 1996 and 1995, was $68,385 and $3,305, respectively.

Capital

         Under the capital guidelines of the OCC, the Bank is currently required to maintain a minimum risk- based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

         The Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.


                               ANALYSIS OF CAPITAL


                                 REQUIRED                   ACTUAL                       EXCESS
                          ---------------------     ----------------------      ----------------------
THE BANK:
December 31, 1996
Risk Based Capital
         Tier I           $  851,281       4.00%    $4,982,000       23.41%     $4,130,719       19.41%
         Total Capital     1,702,562       8.00%     5,183,000       24.35%      3,480,438       20.35%
Tier I Leverage            1,010,580       3.00%     4,982,000       14.79%      3,971,420       11.79%


December 31, 1995
Risk Based Capital
         Tier I           $  302,489       4.00%    $5,267,773       69.66%     $4,965,284       65.66%
         Total Capital       604,976       8.00%     5,344,523       70.67%      4,739,547       62.67%
Tier I Leverage              597,696       3.00%     5,267,773       27.84%      4,700,077       24.84%

THE COMPANY:
December 31, 1996
Risk Based Capital
         Tier I           $  851,231       4.00%    $5,823,834       27.37%     $4,972,603       23.37%
         Total Capital     1,702,562       8.00%     6,024,834       28.31%      4,322,272       20.31%
Tier I Leverage            1,010,580       3.00%     5,823,834       17.29%      4,813,254       14.29%


December 31, 1995
Risk Based Capital
         Tier I           $  308,484       4.00%    $6,109,552       79.22%     $5,801,068       75.22%
         Total Capital       616,968       8.00%     6,186,302       80.22%      5,569,334       72.22%
         Tier I Leverage     590,182       3.00%     6,109,552       31.06%      6,050,370       28.06%

         A condition of the original offering was that a minimum of 610,000 shares be subscribed to and fully paid for prior to approval to become a bank holding company. There was a total of 688,077 shares sold during the offering period with gross proceeds after offering expenses of $6,828,914. Approximately $6,000,000 of the proceeds of the offering were used to capitalize the Bank. The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.

LIQUIDITY MANAGEMENT

         Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

         With the successful completion of the common stock offering in 1995, the Company has maintained a high level of liquidity that is adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the Company and the Bank during the initial stages of operations. The Company's funds sold position, its primary source of liquidity, averaged $2,446,780 during the year ended December 31, 1996, and was $5,752,272 at December 31, 1996. The Company also maintains overnight borrowing lines with several financial institutions, although these have not been utilized in 1996. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term liquidity needs successfully.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

ITEM 7.  FINANCIAL STATEMENTS.


INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
REPORT OF INDEPENDENT AUDITOR.....................................    22

BALANCE SHEETS ...................................................    23

STATEMENTS OF OPERATIONS..........................................    24

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY .....................    25

STATEMENTS OF CASH FLOWS .........................................    26

NOTES TO FINANCIAL STATEMENTS.....................................    27-34

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
First Community Corporation
Lexington, South Carolina


         I have audited the accompanying balance sheets of First Community Corporation as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period from November 2, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period from November 2, 1994 to December 31, 1994 in conformity with generally accepted accounting principles.



/s/Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 10, 1997

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS


                                                                        December 31,
                                                               -----------------------------
                                                                    1996            1995
                                                               ------------     ------------
            ASSETS
Cash and due from banks                                        $  1,975,527     $    548,945
Federal funds sold and securities purchased under
  agreements to resell                                            5,752,272        4,304,268
Investment securities - available-for-sale                        9,213,248        6,819,265
Investment securities - held-to-maturity (market value of
  $2,562,844 and $2,201,370 at December  31, 1996 and 1995)       2,600,076        2,200,000
Loans                                                            15,915,004        3,833,142
Less,  allowance for loan losses                                    200,860           76,750
                                                               ------------     ------------
   Net loans                                                     15,714,144        3,756,392
Property, furniture and equipment - net                           2,544,140        1,563,859
Other assets                                                        329,834          186,869
                                                               ------------     ------------
    Total assets                                               $ 38,129,241     $ 19,379,598
                                                               ============     ============


          LIABILITIES
Deposits:
  Non-interest bearing demand                                  $  6,043,599     $  1,254,338
  NOW and money market accounts                                   5,963,086        2,777,214
  Savings                                                         7,154,307        1,779,226
  Time deposits less than $100,000                                6,731,697        2,905,218
  Time deposits $100,000 and over                                 5,008,135        2,617,944
                                                               ------------     ------------
      Total deposits                                             30,900,824       11,333,940
Securities sold under agreements to repurchase                      923,400        1,631,500
Other borrowed money - demand note to US Treasury                   299,559          169,361
Other liabilities                                                   223,352          109,292
                                                               ------------     ------------
    Total liabilities                                            32,347,135       13,244,093
                                                               ------------     ------------

                      SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    688,077 at December 31, 1996 and 1995, respectively             688,077          688,077
Additional paid in capital                                        6,140,837        6,140,837
Accumulated deficit                                                (984,080)        (702,449)
Unrealized gain (loss) on securities available-for-sale             (62,728)           9,040
                                                               ------------     ------------
    Total shareholders' equity                                    5,782,106        6,135,505
                                                               ------------     ------------
    Total liabilities and shareholders' equity                 $ 38,129,241     $ 19,379,598
                                                               ============     ============



                        See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS



                                                              Periods ended December 31,
                                                       ---------------------------------------
                                                          1996            1995          1994
                                                       -----------     ---------     ---------
Interest income:
  Loans, including fees                                $ 1,004,243     $  57,223     $    --
  Investment securities - taxable                          635,326       136,436          --
  Federal funds sold and securities purchased
    under agreements to resell                             130,463        62,894          --
  Other,  pre-opening                                         --          86,754          --
                                                       -----------     ---------     ---------
       Total interest income                             1,770,032       343,307          --
                                                       -----------     ---------     ---------

Interest expense:
  Deposits                                                 695,626        91,096          --
  Securities sold under agreements to repurchase            48,095         7,174
  Other                                                      2,328          --            --
                                                       -----------     ---------     ---------
        Total interest expense                             746,049        98,270          --
                                                       -----------     ---------     ---------

Net interest income                                      1,023,983       245,037          --
Provision for loan losses                                  135,000        76,750          --
Net interest income after provision for loan losses        888,983       168,287          --


Non-interest income:
  Deposit service charges                                   82,192         7,434          --
  Mortgage origination fees                                 24,930         9,553          --
  Other                                                     18,803         2,582          --
                                                       -----------     ---------     ---------
      Total non-interest income                            125,925        19,569          --
                                                       -----------     ---------     ---------

Non-interest expense:
  Salaries and employee benefits                           704,416       250,902          --
  Occupancy                                                129,978        58,218          --
  Equipment                                                102,456        29,768          --
  Marketing and public relations                            35,596        27,317          --
  Other                                                    324,093       128,659          --
  Pre-opening expense                                         --         250,826       144,615
                                                       -----------     ---------     ---------
      Total non-interest expense                         1,296,539       745,690       144,615
                                                       -----------     ---------     ---------

Net loss                                               $  (281,631)    $(557,834)    $(144,615)
                                                       ===========     =========     =========

Net loss per common share                              $     (0.41)    $   (1.59)
                                                       ===========     =========

                        See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                  Statement of Changes in Shareholders' Equity




                                                                                 Unrealized
                                                  Additional                   Gain (Loss) on
                                    Common         Paid-in       Accumulated     Securities
                                    Stock          Capital         Deficit     Avail. for Sale      Total
                                 ---------------------------------------------------------------------------
Issuance of common stock         $        10     $        90     $      --       $      --       $       100
Net loss                            (144,615)       (144,615)
                                 -----------     -----------     -----------     -----------     -----------
Balance December 31, 1994                 10              90        (144,615)       (144,515)

Issuance of common stock             688,067       6,140,747       6,828,814
Net loss                            (557,834)       (557,834)
Unrealized loss on securities
   available-for-sale                  9,040           9,040
                                 -----------     -----------     -----------     -----------     -----------
Balance December 31, 1995            688,077       6,140,837        (702,449)          9,040       6,135,505

Net loss                            (281,631)       (281,631)
Unrealized loss on securities
   available-for-sale                (71,768)        (71,768)
                                 -----------     -----------     -----------     -----------     -----------
Balance December 31, 1996        $   688,077     $ 6,140,837     $  (984,080)    $   (62,728)    $ 5,782,106
                                 ===========     ===========     ===========     ===========     ===========




                        See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                   Periods ended December 31,
                                                         ----------------------------------------------
                                                             1996              1995            1994
                                                         ------------     ------------     ------------
Cash flows from operating activities:
 Net loss                                                $   (281,631)    $   (557,834)    $   (144,615)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation                                           169,129           65,254             --
       Amortization (accretion) of premium/discount            (4,070)             105             --
       Provision for loan losses                              135,000           76,750             --
       Increase in other assets                              (142,965)        (145,438)            --
       Increase (decrease) in accounts payable                114,060         (113,131)         144,615
                                                         ------------     ------------     ------------
         Net cash used in operating activities                (10,477)        (674,294)            --
                                                         ------------     ------------     ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale      (8,208,751)     (15,403,531)            --
 Maturity of investment securities available-for-sale       5,747,327        8,593,201             --
 Purchase of investment securities held-to-maturity        (1,400,333)      (2,600,000)            --
 Maturity of investment securities held-to-maturity         1,000,000          400,000             --
 Increase in loans                                        (12,092,752)      (3,833,142)            --
 Purchase of property and equipment                        (1,191,345)      (1,592,736)            --
 Proceeds from sale of equipment                               41,935
                                                         ------------     ------------     ------------
         Net cash used in investing activities            (16,103,919)     (14,436,208)            --
                                                         ------------     ------------     ------------


Cash flows from financing activities:
 Increase in deposit accounts                              19,566,884       11,333,940             --
 Increase (decrease) in securities sold under
   agreements to repurchase                                  (708,100)       1,631,500
 Increase in other borrowings                                 130,198          169,361             --
 Proceeds from sale of common stock                              --          6,828,814              100
                                                         ------------     ------------     ------------
        Net cash provided from financing activities        18,988,982       19,963,615              100
                                                         ------------     ------------     ------------

Net increase in cash and cash equivalents                   2,874,586        4,853,113              100

Cash and cash equivalents at beginning
 of period                                                  4,853,213              100             --
                                                         ------------     ------------     ------------

Cash and cash equivalents at end of period               $  7,727,799     $  4,853,213     $        100
                                                         ============     ============     ============

Supplemental disclosure:
 Cash  paid during the period for:
   Interest                                              $    650,670     $     59,834             --

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-
      for-sale                                           $    (71,768)    $      9,040



                       See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. (the Bank). All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994 (the "Inception Date"). From the Inception Date through August 16, 1995, the Company was a development stage company. The activities during this period included conducting the initial public offering, the pursuit of approvals from various agencies to charter its bank subsidiary, establishing systems, and hiring and training personnel to open the Bank. Organizational cost in the amount of $28,300 $28,300 have been capitalized and are being amortized over a period of five years.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and cash equivalents
         Cash and cash equivalents consist of cash on hand, due from banks, federal funds sold and securities purchased under agreements to resell. Generally federal funds are sold for a one-day period and securities purchased under agreements to resell mature in less than 90 days.

         Investment Securities
         Investment securities are classified as either held-to-maturity or available-for-sale. In determining such classification, securities that the Company has the positive intent and ability to hold to maturity are classified as held-to maturity and are carried at amortized cost. All other securities are classified as available-for-sale and carried at estimated fair values with unrealized gains and losses included in shareholders' equity on an after tax basis. At June 30, 1995, all investment securities were classified

         Loans and Allowance for Loan Losses
         Loans are carried at their principal amount outstanding. Interest is recognized over the term of the loan based on the loan balance outstanding. Fees charged for originating loans, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees are recognized as yield adjustments by applying the interest method.

         The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, economic conditions and volume, growth and composition of the portfolio.

         Property and Equipment
         Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset's estimated useful life.

         Income Taxes
         A deferred income tax liability or asset is recognized for the estimated future effects attributable to differences in the tax bases of assets or liabilities and their reported amounts in the financial statements as well as operating loss and tax credit carryforwards. The deferred tax asset or liability is measured using the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized.

         Net Loss Per Share
         Net loss per share for the year ended Decemebr 31, 1996 and 1995, is based on the weighted average outstanding shares for the period. Net loss per share for the period ended December 31, 1994, has not been presented as it is deemed not to be meaningful for the period. There were 688,077 and 350,641 weighted average shares outstanding for the years ended December 31, 1996 and 1995, respectively.

Note 3 - INVESTMENT SECURITIES

         The amortized cost and estimated fair values of investment securities are summarized below:

         HELD-TO-MATURITY:

                                                            Gross        Gross
                                              Amortized   Unrealized  Unrealized
                                                 Cost        Gain         Loss      Fair Value
                                              -------------------------------------------------
         December 31, 1996
         U.S. Government agency securities    $2,600,076       --      $   37,232    $2,562,844
                                              =================================================

         December 31, 1995
         U.S. Government agency securities    $2,200,000    $ 2,160    $      790    $2,201,370
                                              =================================================

         AVAILABLE-FOR-SALE:

                                                            Gross        Gross
                                              Amortized   Unrealized  Unrealized
                                                 Cost        Gain         Loss      Fair Value
                                              -------------------------------------------------
         December 31, 1996
         US Treasury securities               $4,738,586    $ 6,426    $   20,803    $4,724,209
         US Government agency securities       4,386,660      4,737        53,088     4,338,309
         Other                                   150,730       --            --         150,730
                                              -------------------------------------------------
                                              $9,275,976    $11,163    $   73,891    $9,213,248
                                              =================================================

         December 31, 1995
         US Treasury securities               $2,649,200    $ 5,462    $     --      $2,654,662
         US Government agency securities       3,981,025      4,220           642     3,984,603
         Other                                   180,000       --            --         180,000
                                              -------------------------------------------------
                                              $6,810,225    $ 9,682    $      642    $6,819,265
                                              =================================================

         The amortized cost and fair value of investment securities at December 31, 1996, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without pre-payment penalties.

                                                          Held-to-maturity           Available-for-sale
                                                          ----------------           ------------------
                                                       Amortized      Fair        Amortized        Fair
                                                          Cost        Value          Cost          Value
                                                      -----------------------------------------------------
         Due in one year or less                      $     --      $     --       $2,337,761    $2,343,554
         Due after one year through five years         2,600,076     2,562,844      6,787,485     6,718,964
         Due after ten years                                --                -       150,730       150,730
                                                      -----------------------------------------------------
                                                      $2,600,076    $2,562,844     $9,275,976    $9,213,248
                                                      =====================================================

         Securities with an amortized cost of $3,005,991 and fair value of $2,984,195 at December 31, 1996, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase. There were no sales of securities during the periods presented.

Note 4 - LOANS

         Loans summarized by category are as follows:

                                                                December 31,
                                                             1996          1995
                                                         -------------------------
         Commercial, financial and agricultural          $ 2,837,396    $  496,908
         Real estate - construction                          791,758        35,000
         Real estate - mortgage
          Commercial                                       6,639,358     1,579,995
          Residential                                      2,602,274       664,504
         Consumer                                          2,761,621     1,056,735
         Leases                                              282,597          --
                                                         -------------------------
                                                         $15,915,004    $3,833,142
                                                         =========================

         Activity in the allowance for loan losses was as follows:

                                                                 December 31,
                                                              1996          1995
                                                         -------------------------
         Balance at the beginning of year                $    76,750          --
         Provision for loan losses                           135,000        76,750
         Charged off loans                                   (11,205)         --
         Recoveries                                              315             0
                                                         -------------------------
         Balance at end of year                          $   200,860    $   76,750
                                                         =========================


         Loans outstanding to Bank directors, executive officers and their related business interests amounted to $1,754,550 and $829,973 at December 31, 1996 and 1995, respectively. Total loans made during the year ended December 31, 1996 totalled $1,483,998 and repayments totalled $559,421. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and generally do not involve more than the normal risk of collectibilty.

Note 5 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                       December 31,
                                                   1996           1995
                                               -------------------------
         Land                                  $  952,774     $  952,774
         Premises                               1,207,204        314,527
         Equipment                                435,859        305,806
         Construction in process                   83,694         56,006
                                               -------------------------
                                                2,679,531      1,629,113
         Accumulated depreciation                 135,391         65,254
                                               -------------------------
                                               $2,544,140     $1,563,859
                                               =========================

         Provision for depreciation included in operating expenses for the years ended December 31, 1996, 1995 and 1994 amounted to $169,129, $65,254 and $0, respectively.

         The Company has entered into an agreement to construct a permanent banking facility of approximately 4,000 square feet adjacent to where the Forest Acres banking office is currently located. the construction cost, including the building, parking, and landscaping is approximately $545,000. construction period interest capitalized during the year ended December 31, 1996 amounted to $12,104.

Note 6 - DEPOSITS

         At December 31, 1996 the scheduled maturities of Certificates of Deposits are as follows:

                                    1997                    $10,732,993
                                    1998                        481,901
                                    1999                        524,938
                                                            ===========
                                                            $11,739,832
                                                            ===========

Note 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

         Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 1996 and 1995, was 4.96% and 4.81%, respectively. The maximum month-end balance during 1996 and 1995 was $1,198,800 and $1,631,500, respectively.

Note 8 - INCOME TAXES

         The Company's accounting and reporting for the effect of income taxes is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). At December 31, 1996, and 1995, the Company had a net operating loss carryforward of approximately $984,000 and $700,000, respectively for financial reporting purposes. The realization of a deferred tax benefit by the Company depends upon having sufficient taxable income of an appropriate character in the carryforward periods. Under SFAS 109 deferred tax assets are recognized for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. The losses, during the period ended December 31, 1996 and 1995, generated deferred tax assets of approximately $334,560 and $238,000, respectively, each of which have been fully offset by a valuation allowance of the same amount.

         The Company has a net operating loss for income tax purposes at December 31, 1996, of approximately $580,000. The difference in the loss carryforwards for financial and tax reporting purposes primarily results from the deferral and amortization of pre-opening expenses, over sixty months, for tax reporting purposes. Net operating loss carryforwards will expire in the year 2011, if not previously utilized.

Note 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

         Cash and short term investments - The carrying amount of these financial instruments (cash and due from banks, federal funds sold and securities purchased under agreements to resell) approximate fair value. All mature within 90 days and do not present unanticipated credit concerns.

         Investment Securities - Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans - For certain categories of loans, such as variable rate loans and other lines of credit, the carrying amount, adjusted for credit risk, is a reasonable estimate of fair value as the Company has the ability to reprice the loan as interest rate changes occur. The fair value of other loans is estimate by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as mangement estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

          Deposits - The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

          Short Term Borrowings - the carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the U.S. Treasury) approximate fair value.

          Commitments to Extend Credit - The fair value of these commitments are immaterial because their underlying interest rates approximate market.

          The carrying amount and estimated fair value of the Company's financial instruments are as follows:


                                           December 31, 1996             December 31, 1995
                                       --------------------------------------------------------
                                         Carrying        Fair        Carrying           Fair
                                          Amount         Value         Amount           Value
                                       --------------------------------------------------------
Financial Assets:
  Cash and short term investments      $ 7,727,799    $ 7,727,799    $ 4,853,213    $ 4,853,213
                                       ========================================================

  Investment securities:
    Held-to-maturity                   $ 2,600,076    $ 2,562,844    $ 2,200,000    $ 2,201,370
    Available-for-sale                   9,213,248      9,213,248      6,819,265      6,819,265
                                       --------------------------------------------------------
        Total investment securities    $11,813,324    $11,776,092    $ 9,019,265    $ 9,020,635
                                       ========================================================

  Loans
    Adjustable rate                    $ 6,508,335    $ 6,508,335    $ 1,660,610    $ 1,660,610
    Fixed rate                           9,406,669      9,399,644      2,172,532      2,179,347
                                       --------------------------------------------------------
        Total loans                     15,915,004     15,907,979      3,833,142      3,839,957
     Allowance for loan losses             200,860           --           76,750           --
                                       --------------------------------------------------------
        Net loans                      $15,714,144    $15,907,979    $ 3,756,392    $ 3,839,957
                                       ========================================================

Financial liabilities:
  Deposits
      Non-interest bearing demand        6,043,599      6,043,599    $ 1,254,338    $ 1,254,338
      NOW and money market accounts      5,963,086      5,963,086      2,777,214      2,777,214
      Savings                            7,154,307      7,154,307      1,779,226      1,779,226
      Certificates of deposit           11,739,832     11,748,371      5,523,162      5,526,654
                                       --------------------------------------------------------
        Total deposits                 $30,900,824    $30,909,363    $11,333,940    $11,337,432
                                       ========================================================

  Short term borrowings                $ 1,222,959    $ 1,222,959    $ 1,800,861    $ 1,800,861
                                       ========================================================

Note 10 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

          The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 1996, the Bank had commitments to extend credit of approximately $4,604,000.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since commitments may expire without being drawn upon, the total
          commitments   do not necessarily represent future cash requirements.
          The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include inventory, property and equipment, residential real estate and income producing commercial properties.

          The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 1996 management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank's loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 11 - OTHER AND PRE-OPENING EXPENSES

          A summary of the components of other non-interest expense is as follows:

                                                      December 31,
                                                 1996              1995
                                              ----------------------------
          Data processing                     $ 93,712           $ 32,617
          Supplies                              43,940             27,519
          Telephone                             22,630              7,735
          Correspondent services                29,854              6,660
          Insurance                             22,100              7,803
          Professional fees                     35,942             13,791
          Other                                 75,915             32,534
                                              ---------------------------
                                              $324,093           $128,659
                                              ===========================

          A summary of the components of pre-opening expenses for the periods ended December 31, 1995 and 1994 are as follows:

                                                       December 31,
                                                1995               1994
                                              ---------------------------
          Salaries and employee benefits      $155,706           $ 86,888
          Consultant fees                       13,125             35,941
          Legal fees                              --                9,965
          Occupancy cost                        10,046              5,281
          Marketing                             23,819              1,250
          Supplies                              19,334                897
          Other                                 28,796              4,393
                                              ---------------------------
                                              $250,826           $144,615
                                              ===========================

Note 12 - STOCK OPTIONS

          The Company has adopted the 1996 Stock Option Plan under which an aggregate of 110,000 shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. During the year ended December 31, 1996, 88,000 shares were granted, at an option price of $10.00 per share,'which are excercisable for a period of ten years from the date of grant. At December 31, 1996, 32,000 of the outstanding options were exercisable. No shares were exercised or forfeited during the year ended December 31, 1996.

          In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") The statement defines a fair value based method of accounting for employee stock options granted after December 31, 1994. However, SFAS 123 allows an entity to account for these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided pro forma disclosure of net income and earnings per share are made as if SFAS 123 had been applied. The Company has elected to use APB 25 and provide the required pro forma disclosures. Accordingly, no compensation cost has been recognized in the financial statements for the Company's stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates for the awards consistent with SFAS 123, net loss and earnings per share on a pro forma basis would have been ($373,190) and ($0.54), respectively for the year ended December 31, 1996. The assumptions used in estimating compensation cost on a pro forma basis were: dividend yield of 0.6%, expected life of six years, volatility of near 0% and risk free interest rate of 6.36%.

Note 13 - CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

          The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by regulations. The Bank is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's tier 1 ratios were 23.41% and 69.66% and total ratios were 24.35% and 70.67% at December 31, 1996 and 1995, respectively. The Bank's leverage ratio at December 31, 1996 and 1995, were 14.79% and 27.84%, respectively.

          The Company's dividend payments (when available) will be made primarily from dividends received from the Bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calender year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 1996, there were no retained net profits free of such restriction.

Note 14 - PARENT COMPANY FINANCIAL INFORMATION

          The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

          Condensed Balance Sheets

                                                                     At December 31,
                                                              --------------------------
                                                                  1996            1995
                                                              --------------------------
          Assets:
           Cash on deposit                                    $    3,302      $   20,254
           Interest-bearing deposits with the Bank               857,173          60,779
           Investment securities - available-for-sale               --           749,540
           Investment in Bank subsidiary                       4,931,231       5,302,914
           Other                                                     350          12,018
                                                              --------------------------
             Total assets                                     $5,792,056      $6,145,505
                                                              ==========================

          Liabilities:
           Other                                                   9,950          10,000
                                                              --------------------------

          Shareholders' equity                                 5,782,106       6,135,505
                                                              --------------------------
             Total liabilities and shareholders' equity       $5,792,056      $6,145,505
                                                              ==========================

         Condensed Statements of Operations

                                                    Period ended December 31,
                                              -------------------------------------
                                                 1996          1995          1994
                                              -------------------------------------
Income:
  Interest income                             $  40,582     $  16,983          --
                                              -------------------------------------

Expenses:
  Other                                          22,446        13,158       144,615
                                              -------------------------------------

Equity in undistributed loss of subsidiary     (299,767)     (561,659)         --
                                              -------------------------------------

Net loss                                      $(281,631)    $(557,834)    $(144,615)
                                              =====================================


Condensed Statements of Cash Flows

                                                                   Period ended December 31,
                                                           ---------------------------------------
                                                              1996            1995          1994
                                                           ---------------------------------------
Cash flows from operating activities:
  Net loss                                                 $(281,631)    $  (557,834)    $(144,615)
Adjustments to reconcile net loss to net
   cash used by operating activities
      Increase in equity in undistributed loss of
          subsidiary - 1996                                  299,767
                       1995                                                  561,659
                       1994                                                  144,615
      Other-net                                               11,618        (146,633)      144,615
                                                           ---------------------------------------
Net cash provided (used) by operating activities              29,754           1,807          --
                                                           ---------------------------------------

Cash flows from investing activities:
  Investment in subsidairy                                      --        (6,000,000)
  (Purchase) maturity of investment security available-
    for sale                                                 749,688        (749,688)
Net cash used by investing activities                        749,688      (6,749,688)         --
                                                           ---------------------------------------


Cash flows from financing activities:
  Proceeds from issuance of common stock                        --         6,828,814           100
                                                           ---------------------------------------

    Increase in cash and deposits with Bank                  779,442          80,933           100
    Cash and cash equivalent, beginning of period             81,033             100          --
                                                           ---------------------------------------
    Cash and cash equivalent, end of period                $ 860,475     $    81,033     $     100
                                                           =======================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NOT APPLICABLE.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is set form under "Election of Director" on pages 1 through 5 of the Registrant's Proxy Statement filed in connection with the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), which information is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is set forth under "Compensation of Directors and Executive Officers" on pages 5 through 8 of the 1997 Proxy Statement, which information is incorporated herein by reference.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 8 through 9 of the 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 10 of the 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

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

                  10.1 Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-86258 on Form S-1).*

                  10.2 Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-86258 on Form S-1).*

                  10.3 Construction agreement dated January 11, 1996 by and between the Bank and Summerfield Associates, Inc. To build permanent banking facility in Lexington, S.C. (Incorporated by reference to the Company's 1995 Annual Report on Form 10 KSB)

                  10.4 Contract of sale of real estate dated August 1, 1994 between First Community Bank (In Organization) and Three Seventy-Eight Company, Inc. (Incorporated by reference to the company's registration statement no. 33-86258 on Form S-1).

                  10.5 Contract of sale of real estate dated July 28, 1994, between First Community Bank (In Organization) and the Crescent Partnership (Incorporated by reference to the Company's registration statement no. 33-86258 on Form S-1).

                  10.6 First Community Corporation 1996 Stock Option Plan. (Incorporated by reference to the Company's 1995 Annual Report on Form 10 KSB)

                  10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. to build a banking facility in Forest Acres, South Carolina.

                  21.1     Subsidiaries of the Company.

         *        Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Community Corporation
                                    --------------------------------------------


Date:  March 25, 1997               By: /s/ Michael C. Crapps
                                        ----------------------------------------
                                        Michael C. Crapps
                                        President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                           Title                                Date
          ---------                           -----                                ----
/s/ Richard K. Bogan                         Director                          March 25, 1997
------------------------------
Richard K. Bogan

/s/ William L. Boyd, III                     Director                          March 25, 1997
------------------------------
William L. Boyd, III

/s/ Thomas C. Brown                          Director                          March 25, 1997
------------------------------
Thomas C. Brown

/s/Chimin J. Chao                            Director                          March 25, 1997
------------------------------
Chimin J. Chao

/s/ Robert G. Clawson                        Director                          March 25, 1997
------------------------------
Robert G. Clawson

/s/ Michael C. Crapps               Director, President and Chief              March 25, 1997
------------------------------            Executive Officer
Michael C. Crapps

/s/ Hinton G. Davis                          Director                          March 25, 1997
------------------------------
Hinton G. Davis

/s/ Anita B. Easter                          Director                          March 25, 1997
------------------------------
Anita B. Easter

/s/ O.A. Ethridge                            Director                          March 25, 1997
------------------------------
O.A. Ethridge

/s/ George H. Fann, Jr.                      Director                          March 25, 1997
------------------------------
George H. Fann, Jr.

          Signature                           Title                                Date
          ---------                           -----                                ----
/s/William A. Jordan                             Director                      March 25, 1997
------------------------------
William A. Jordan

/s/ W. James Kitchens, Jr.                       Director                      March 25, 1997
------------------------------
W. James Kitchens, Jr.

/s/ James C. Leventis               Director, Chairman of the Board and        March 25, 1997
------------------------------                   Secretary
James C. Leventis

/s/ Broadus Thompson                             Director                      March 25, 1997
------------------------------
Broadus Thompson

/s/ Angelo L. Tsiantis                           Director                      March 25, 1997
------------------------------
Angelo L. Tsiantis

/s/Loretta R. Whitehead                          Director                      March 25, 1997
------------------------------
Loretta R. Whitehead
                                                                               March 25, 1997
/s/Mitchell M. Willoughby                        Director
------------------------------
Mitchell M. Willoughby