Form 10QSB
period 1997-03-31
FIRST COMMUNITY CORP /SC/
filed 1997-05-09
CIK 932781

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                 FORM 10-QSB


(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended March 31, 1997

         Transition report under Section 13 or 15(d) of the Exchange Act for
-----    the transition period from                 to
                                    ---------------    ---------------

                          Commission File No. 33-86258

                          FIRST COMMUNITY CORPORATION
                          ---------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

          SOUTH CAROLINA                              57-1010751
          --------------                              ----------
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


        ---------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         688,077 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 1997.

         Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                                    PART I
                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the "Company") are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS



                                                             March 31,
                                                                1997        December 31,
                                                             (Unaudited)        1996
                                                            ------------    ------------
              ASSETS

Cash and due from banks                                     $  1,663,312    $  1,975,527
Federal funds sold and securities purchased under
  agreements to resell                                         3,166,193       5,752,272
Investment securities - available for sale                     9,754,965       9,213,248
Investment securities - held to maturity (market value of
  $2,545,230 and $2,562,844 at March 31, 1997 and
  Decemebr 31, 1996, respectively)                             2,600,011       2,600,076
Loans                                                         19,763,161      15,915,004
Less,  allowance for loan losses                                 231,433         200,860
                                                            ------------    ------------
   Net loans                                                  19,531,728      15,714,144
Property, furniture and equipment - net                        2,690,711       2,544,140
Other assets                                                     314,298         329,834
                                                            ------------    ------------
    Total assets                                            $ 39,721,218    $ 38,129,241
                                                            ============    ============


           LIABILITIES

Deposits:
  Non-interest bearing demand                               $  5,728,541    $  6,043,599
  NOW and money market accounts                                5,646,174       5,963,086
  Savings                                                      6,400,863       7,154,307
  Time deposits less than $100,000                             8,488,714       6,731,697
  Time deposits $100,000 and over                              6,197,224       5,008,135
                                                            ------------    ------------
     Total deposits                                           32,461,516      30,900,824
Securities sold under agreements to repurchase                 1,173,700         923,400
Other borrowed money - demand note to US Treasury                123,051         299,559
Other liabilities                                                208,400         223,352
                                                            ------------    ------------
    Total liabilities                                         33,966,667      32,347,135
                                                            ------------    ------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    688,077 at March 31, 1997 and December 31, 1996              688,077         688,077
Additional paid in capital                                     6,140,837       6,140,837
Accumulated deficit                                             (968,421)       (984,080)
Unrealized loss on securities available-for-sale                (105,942)        (62,728)
                                                            ------------    ------------
    Total shareholders' equity                                 5,754,551       5,782,106
                                                            ------------    ------------
    Total liabilities and shareholders' equity              $ 39,721,218    $ 38,129,241
                                                            ============    ============

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS



                                                            Three               Three
                                                         Months Ended        Months Ended
                                                           March 31,           March 31,
                                                             1997                1996
                                                          (Unaudited)         (Unaudited)
                                                         ------------        ------------
Interest income:
  Loans, including fees                                    $ 411,224           $ 141,762
  Investment securities - taxable                            193,794             151,674
  Federal funds sold and securities purchased
    under resale agreements                                   48,239              31,842
                                                           ---------           ---------
       Total interest income                                 653,257             325,278
                                                           ---------           ---------

Interest expense:
  Deposits                                                   266,873             128,114
  Federal funds sold and securities sold under agreement
   to repurchase                                              11,407              12,349
  Other borrowed money                                         1,090                  80
                                                           ---------           ---------
      Total interest expense                                 279,370             140,543
                                                           ---------           ---------
Net interest income                                          373,887             184,735
Provision for loan losses                                     37,000              36,000
                                                           ---------           ---------
Net interest income after provision for loan losses          336,887             148,735
                                                           ---------           ---------

Non-interest income:
  Deposit service charges                                     33,923              10,289
  Mortgage origination fees                                    2,696               5,230
  Other                                                        9,153               3,442
                                                           ---------           ---------
      Total non-interest income                               45,772              18,961
                                                           ---------           ---------

Non-interest expense:
  Salaries and employee benefits                             199,851             171,644
  Occupancy                                                   28,889              40,971
  Equipment                                                   31,957              23,497
  Marketing and public relations                              16,470               9,260
  Other                                                       89,833              71,021
                                                           ---------           ---------
      Total non-interest expense                             367,000             316,393
                                                           ---------           ---------

Net income (loss)                                          $  15,659           $(148,697)
                                                           =========           =========

Net income (loss) per share                                $    0.02           $   (0.22)
                                                           =========           =========

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)



                                                                                        Unrealized loss
                                                        Additional                        on Securites
                                        Common            Paid-in         Accumulated     Available for
                                         Stock            Capital           Deficit            Sale             Total
                                       --------         ----------         ---------        ---------        ----------
Balance December 31, 1996              $688,077         $6,140,837         $(984,080)       $ (62,728)       $5,782,106
Net income                                                                    15,659                             15,659

Unrealized loss on securities
  avialable-for-sale                                                                          (43,214)          (43,214)
                                       --------         ----------         ---------        ---------        ----------

Balance March 31, 1997                 $688,077         $6,140,837         $(968,421)       $(105,942)       $5,754,551
                                       ========         ==========         =========        =========        ==========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                        Three months ended March 31,
                                                                         --------------------------
                                                                             1997           1996
                                                                         -----------    -----------
Cash flows from operating activities:
 Net income (loss)                                                       $    15,659    $  (148,697)
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
       Depreciation                                                           35,314         47,050
       Premium amortization (Discount accretion)                              (2,365)          (140)
       Provision for loan losses                                              37,000         36,000
       (Increase) decrease in other assets                                    15,536        (25,411)
       Increase (decrease) in accounts payable                               (14,952)        41,350
                                                                         -----------    -----------
         Net cash used in operating activities                                86,192        (49,848)
                                                                         -----------    -----------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                     (3,080,302)    (5,654,146)
 Maturity of investment securities available-for-sale                      2,497,801      4,527,379
 Purchase of investment securities held-to-maturity                               --     (1,400,312)
 Maturity of investment securities held-to-maturity                               --      1,000,000
 Increase in loans                                                        (3,854,584)    (3,913,966)
 Purchase of property and equipment                                         (181,885)      (151,143)
                                                                         -----------    -----------
         Net cash used in investing activities                            (4,618,970)    (5,592,188)
                                                                         -----------    -----------

Cash flows from financing activities:
 Increase in deposit accounts                                              1,560,692      4,699,856
 Increase (decrease) in securities sold under agreements to repurchase       250,300    (744,000.00)
 Decrease in other borrowings                                               (176,508)   (110,150.00)
                                                                         -----------    -----------
         Net cash provided from financing activities                       1,634,484      3,845,706
                                                                         -----------    -----------

Net increase in cash and cash equivalents                                 (2,898,294)    (1,796,330)

Cash and cash equivalents at beginning
 of period                                                                 7,727,799      4,853,213
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $ 4,829,505    $ 3,056,883
                                                                         ===========    ===========

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                              $   278,017    $   114,532

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale               $   (43,214)   $   (99,037)

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


Note 1 - Basis of Presentation
         The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. All material inter-company transactions are eliminated in consolidation. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

Note 2   Commitments
         The Company has entered into an agreement to construct a permanent banking facility of approximately 4,000 square feet on the site adjacent to where the Forest Acres office facility is currently located. The contract cost, including the building, paving and landscaping is approximately $545,000. Cost incurred through March 31, 1997 were approximately, $265,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the Company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994 and from that date through August 16, 1995, the Company was a Development Stage Company. First Community Bank N.A. (the Bank), the Company's only subsidiary, began operations on August 17, 1995. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed cost. The Company experienced its first quarterly profit in the fourth quarter of 1996 and continued to reflect a profit in the quarter ending March 31, 1997.

Net Income (Loss)

         The Company's net income was $15,659 for the three months ended March 31, 1997 as compared to a loss of $148,697 for the three months ended March 31, 1996. This improvement in earnings reflect the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets grew from $18,792,759 for the quarter ended March 31, 1996 to $34,801,434 for the quarter ended March 31, 1997. This reflects an 85.2% increase in the level average earning assets for the two periods. In addition net interest margin improved from 3.94% to 4.36% for the quarters ended March 31, 1996 and 1997, respectively. Non-interest income increased 141.4% to $45,772 for the quarter ended March 31, 1997 as compared to $18,961 for the quarter ended March 31, 1996. During these same periods non-interest expense increased 16.0% to $367,000 for the three months ended March 31, 1997 as compared to $316,393 for the three months ended March 31, 1996.

Net Interest Income

         The table on page 12 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 1997 and 1996, along with average balances and the related interest income and interest expense amounts.

         Net interest income was $373,887 during the three months ended March 31, 1997 as compared to $184,735 for the three months ended March 31, 1996. The net interest margin was 4.36% for the three months ended March 31, 1997 as compared to 3.94% for the three months ended March 31, 1996. This improvement of net interest income is a result of the increase of the level of earning assets as well as the change in the mix of earning assets. For the quarter ended March 31, 1996 average loans accounted for 31.5% of earning assets whereas for the quarter ended March 31, 1997 they represented 50.7% of earning assets. Loans typically provide a higher yield then the Banks alternative uses of these funds such as securities and short-term overnight investments.

Interest income during the three months ended March 31, 1997 was $653,257 as compared to $325,278 for the three months ended March 31, 1996. The average yield on earning assets during

ITEM 2. CONTINUED                                                     PAGE 2

the first quarter of 1997 was 7.61% as compared to 6.94% during the same period of 1996. The largest component of interest income for the three months ended March 31, 1997 was interest on loans and amounted to $411,224 as compared to $141,762 for the comparable prior year period. The overall yield on loans was 9.61% for the three months ended March 31, 1996 as compared to 9.45% for the three months ended March 31, 1997. The investment portfolio income increased $42,120 or 27.8% to $193,794 for the period ended March 31, 1997 as compared to $151,674 for the three months ended March 31, 1996. The increase in investment portfolio income is a result of the average investment portfolio balance being $2,940,829 greater for the period ended March 31, 1997 as compared to the same period in the prior year. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $16,397 or 51.5% to $48,239 for the period ended March 31, 1997 as compared to $31,842 for the period ended March 31, 1996. Average short term overnight fund balances were 56.2% greater during the three months ended March 31, 1997 as compared to the same period in the prior year.

Interest expense during the three months ended March 31, 1997, was $279,370 with an average rate paid on interest- bearing liabilities of 4.25% as compared to $140,543 and 4.37% during the three months ended March 31, 1996. The primary reason for the increase in interest expense was that average interest-bearing liabilities were $13,737,795 greater for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

Provision and Allowance for Loan Losses

         The provision for loan losses was $37,000 and $36,000 for three months ending March 31, 1997 and 1996, respectively and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.17% at March 31, 1997. The Company had no nonperforming loans at March 31, 1997. Charge-offs during three months ended March 31, 1997, amounted to $6,427. Loans past due greater than 30 days amounted to $3,000 and there were no loans greater than 60 days past due at March 31, 1997.

Noninterest Income and Expense

         Noninterest income during the three months ended March 31, 1997, was $45,772 as compared to $18,961 for the three months ended March 31, 1996. This increase was primarily a result of increased income from deposit service charges of $23,634 (229.7%) due to the increase deposit balances during the comparable periods.

         Noninterest expense amounted to $367,000 as compared to $316,393 during the three months March 31, 1997 and 1996, respectively. Salary and employee benefits increased $28,207 or 16.4 % in the first quarter of 1997 as compared to the first quarter 1996. This increase results

ITEM 2. CONTINUED                                                     PAGE 3

from normal merit increases as well as the addition of one full time equivalent employee during the first quarter of 1997 as compared to the first quarter of 1996. Occupancy expense decreased from $40,971 for the quarter ended March 31, 1996 to $28,889 for the first quarter of 1997. This decrease is a result of reduced cost related to the move in the Lexington office to the permanent facility. During the first quarter of 1996 the cost of the temporary facility were being depreciated over a short time period and resulted in higher depreciation expense during that period. Equipment expense increased from $23,497 for the three months ended March 31, 1996 to $31,957 for the three months ended March 31, 1997. This increase is primarily due to increased maintenance contract expense of approximately $7,500 on computer hardware and software equipment which was initially under warranty for the first twelve months after being purchased. Marketing and public relations expense increased by $7,210 or 77.9% in the quarter ended March 31, 1997 as compared to the comparable quarter in the prior year. This increase is a result of planned increases in advertising and marketing during the Bank's second full year of operations. Other non-interest expense increased $18,812 or 26.5 % in the quarter ended March 31, 1997 compared to the same period in the prior year. An increase in computer service bureau expense of $13,695 and correspondent bank charges of $2,301 account for the majority of the increase in other non-interest expense. Both of these expense categories are directly related to the numbers of accounts and the volume of activity, and have increased due to the growth of the Bank for the three months ended March 31, 1997 as compared to the same period in the prior year.

Financial Position

         Assets totaled $39,721,218 at March 31, 1997 as compared to $38,129,241 at December 31, 1996 an increase of $1,591,977 (4.2%). Loans grew by $3,848,157 during the three months ended March 31, 1997 from $15,714,144 to $19,531,728. This loan growth was funded by growth in deposits of $1,560,692 (5.1%) from $30,900,824 at December 31, 1996 to $32,461,516 at March 31, 1997. The balance of the loan growth was funded by a decrease in federal funds sold and securities purchased under agreements to resell of $2,586,079 from December 31, 1996 to March 31, 1997. The loan to deposit ratio at March 31, 1997 was 60.2% as compared to 50.9% at December 31, 1996. It is anticipated that this ratio will continue to increase as management invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. The investment portfolios (available-for-sale and held-to-maturity) increased by $541,652 during the three months ended March 31, 1997.

Liquidity and Capital Resources

         The Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 32.5% of total assets at March 31, 1997. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term

ITEM 2. CONTINUED                                                     PAGE 4

and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The Company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 1997 the amount of certificates of deposits of $100,000 or more represented 19.1% of total deposits. These deposits are issued to local customers many of which have other product relationships with the Bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

The capital needs of the Company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million. This capital was sufficient to fund the activities of the Bank during the initial stages of operations and has allowed the Bank to remain a "well capitalized" institution until sufficient income was generated from operations to fund its activities on an on-going basis. Shareholders' equity was 14.5% of total assets at March 31, 1997 as compared to 15.2% at December 31, 1996. The Bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 19.9%, 20.8 and 12.9%, respectively at March 31, 1997. This compares to required OCC regulatory capital guidelines for Tier 1capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES



                                                    Three months ended March 31, 1997      Three months ended March 31, 1996
                                                    ---------------------------------     -----------------------------------
                                                       Average      Interest  Yield/      Average      Interest        Yield/
                                                       Balance    Earned/Paid  Rate       Balance    Earned/Paid        Rate
                                                       -------    -----------  ----       -------    -----------        ----
ASSETS
Earning assets
  Loans                                              $17,655,270     411,224   9.45%    $ 5,916,120    $141,762         9.61%
  Securities:
    Taxable                                           13,454,393     193,794   5.84%     10,513,564     151,674         5.79%
  Federal funds sold and securities purchased
    under agreements to resell                         3,691,771      48,239   5.30%      2,363,075      31,842         5.40%
                                                     ------------------------------     ------------------------------------
        Total earning assets                          34,801,434     653,257   7.61%     18,792,759     325,278         6.94%
                                                     ------------------------------     ------------------------------------
Cash and due from banks                                1,249,595                            615,986
Premises and equipment                                 2,619,889                          1,612,987
Other assets                                             309,308                            240,703
Allowance for loan losses                               (212,511)                           (89,563)
                                                     -----------                        -----------
        Total assets                                 $38,767,715                        $21,172,872
                                                     ===========                        ===========

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts                3,258,793      12,041   1.50%      1,368,025       4,738         1.39%
  Money market accounts                                2,601,660      25,344   3.95%      1,518,846      12,360         3.26%
  Savings deposits                                     6,255,673      59,556   3.86%      1,985,914      17,997         3.63%
  Time deposits                                       13,319,822     169,932   5.17%      6,905,472      93,019         5.40%
  Other short term borrowings                          1,200,594      12,497   4.22%      1,120,490      12,429         4.45%
                                                     ------------------------------     ------------------------------------
     Total interest-bearing liabilities               26,636,542     279,370   4.25%     12,898,747     140,543         4.37%
                                                     ------------------------------     ------------------------------------
Demand deposits                                        6,099,370                          2,069,705
Other liabilities                                        246,198                            131,987
Shareholders' equity                                   5,785,605                          6,072,433
                                                     -----------                        -----------
   Total liabilities and shareholders' equity        $38,767,715                        $21,172,872
                                                     ===========                        ===========

Net interest spread                                                            3.36%                                    2.57%
Net interest income/margin                                          $373,887   4.36%                   $184,735         3.94%
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

         (b)     Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1997.

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

                 10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB)

                 27       Financial Data Schedule (for SEC use only).

         *Denotes executive compensation contract or arrangement.


         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST COMMUNITY CORPORATION
                                   ---------------------------
                                        (REGISTRANT)



Date: May 5, 1997                  By: /s/ Michael C. Crapps
      -----------                      -----------------------------------------
                                           Michael C. Crapps
                                           President and Chief Executive Officer



                                   By: /s/ Joseph G. Sawyer
                                       -----------------------------------------
                                           Joseph G. Sawyer
                                           Senior Vice President, Principal
                                           Financial Officer