Form 10QSB
period 1997-06-30
FIRST COMMUNITY CORP /SC/
filed 1997-08-12
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended June 30, 1997

         Transition report under Section 13 or 15(d) of the Exchange Act for the
-----    transition period from ____________________ to ____________________

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

         689,677 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 1997.

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

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS



                                                              June 30,
                                                                1997        December 31,
                                                             (Unaudited)        1996
                                                            ------------    ------------
              ASSETS

Cash and due from banks                                     $  2,981,415    $  1,975,527
Federal funds sold and securities purchased under
  agreements to resell                                         4,973,055       5,752,272
Investment securities - available for sale                    10,375,321       9,213,248
Investment securities - held to maturity (market value of
  $2,568,148 and $2,562,844 at June 30, 1997 and
  Decemebr 31, 1996, respectively)                             2,600,000       2,600,076
Loans                                                         23,019,081      15,915,004
Less, allowance for loan losses                                  287,748         200,860
                                                            ------------    ------------
    Net loans                                                 22,731,333      15,714,144
Property, furniture and equipment - net                        3,000,996       2,544,140
Other assets                                                     365,231         329,834
                                                            ------------    ------------
    Total assets                                            $ 47,027,351    $ 38,129,241
                                                            ============    ============


           LIABILITIES

Deposits:
  Non-interest bearing demand                               $  6,598,284    $  6,043,599
  NOW and money market accounts                               10,302,324       5,963,086
  Savings                                                      6,376,309       7,154,307
  Time deposits less than $100,000                             9,044,915       6,731,697
  Time deposits $100,000 and over                              7,280,198       5,008,135
                                                            ------------    ------------
     Total deposits                                           39,602,030      30,900,824
Securities sold under agreements to repurchase                 1,165,000         923,400
Other borrowed money - demand note to US Treasury                159,479         299,559
Other liabilities                                                260,818         223,352
                                                            ------------    ------------
     Total liabilities                                        41,187,327      32,347,135
                                                            ------------    ------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    689,677 and 688,077 at June 30, 1997 and December
    31, 1996, respectively                                       689,677         688,077
Additional paid in capital                                     6,155,237       6,140,837
Accumulated deficit                                             (939,149)       (984,080)
Unrealized loss on securities available-for-sale                 (65,741)        (62,728)
                                                            ------------    ------------
     Total shareholders' equity                                5,840,024       5,782,106
                                                            ------------    ------------
     Total liabilities and shareholders' equity             $ 47,027,351    $ 38,129,241
                                                            ============    ============

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS




                                                              Six               Six
                                                          Months Ended      Months Ended
                                                            June 30,          June 30,
                                                              1997              1996
                                                           (Unaudited)       (Unaudited)
                                                          ------------      ------------
Interest income:
  Loans, including fees                                    $  913,310        $  352,208
  Investment securities - taxable                             375,419           303,240
  Federal funds sold and securities purchased
    under resale agreements                                   126,520            62,278
                                                           ----------        ----------
       Total interest income                                1,415,249           717,726
                                                           ----------        ----------

Interest expense:
  Deposits                                                    590,366           281,063
  Federal funds sold and securities sold under agreement
   to repurchase                                               33,803            23,343
  Other borrowed money                                          2,193               582
                                                           ----------        ----------
      Total interest expense                                  626,362           304,988
                                                           ----------        ----------
Net interest income                                           788,887           412,738
Provision for loan losses                                      97,000            65,000
                                                           ----------        ----------
Net interest income after provision for loan losses           691,887           347,738
                                                           ----------        ----------

Non-interest income:
  Deposit service charges                                      82,204            28,020
  Mortgage origination fees                                    14,867            10,457
  Other                                                        19,605             6,911
                                                           ----------        ----------
      Total non-interest income                               116,676            45,388
                                                           ----------        ----------

Non-interest expense:
  Salaries and employee benefits                              415,794           340,498
  Occupancy                                                    58,300            79,188
  Equipment                                                    67,277            48,870
  Marketing and public relations                               42,028            18,707
  Other                                                       180,233           145,589
                                                           ----------        ----------
      Total non-interest expense                              763,632           632,852
                                                           ----------        ----------

Net income (loss)                                          $   44,931        $ (239,726)
                                                           ==========        ==========

Net income (loss) per share                                $     0.07        $    (0.35)
                                                           ==========        ==========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS




                                                             Three           Three
                                                         Months Ended     Months Ended
                                                            June 30,        June 30,
                                                              1997             1996
                                                          (Unaudited)      (Unaudited)
                                                         ------------      ------------
Interest income:
  Loans, including fees                                    $ 502,086        $ 210,446
  Investment securities - taxable                            181,625          151,566
  Federal funds sold and securities purchased
    under resale agreements                                   78,281           30,436
                                                           ---------        ---------
       Total interest income                                 761,992          392,448
                                                           ---------        ---------

Interest expense:
  Deposits                                                   323,493          152,949
  Federal funds sold and securities sold under agreement
   to repurchase                                              22,396           10,994
  Other borrowed money                                         1,103              502
                                                           ---------        ---------
      Total interest expense                                 346,992          164,445
                                                           ---------        ---------
Net interest income                                          415,000          228,003
Provision for loan losses                                     60,000           29,000
                                                           ---------        ---------
Net interest income after provision for loan losses          355,000          199,003
                                                           ---------        ---------

Non-interest income:
  Deposit service charges                                     48,281           17,731
  Mortgage origination fees                                   12,171            5,227
  Other                                                       10,452            3,469
                                                           ---------        ---------
      Total non-interest income                               70,904           26,427
                                                           ---------        ---------

Non-interest expense:
  Salaries and employee benefits                             215,943          168,854
  Occupancy                                                   29,411           38,217
  Equipment                                                   35,320           25,373
  Marketing and public relations                              25,558            9,447
  Other                                                       90,400           74,568
                                                           ---------        ---------
      Total non-interest expense                             396,632          316,459
                                                           ---------        ---------

Net income (loss)                                          $  29,272        $ (91,029)
                                                           =========        =========

Net income (loss) per share                                $    0.04        $   (0.13)
                                                           =========        =========

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)



                                                                                 Unrealized loss
                                                     Additional                   on Securites
                                     Common           Paid-in       Accumulated   Available for
                                      Stock           Capital         Deficit         Sale            Total
                                    --------         ----------     -----------  ---------------   ----------
Balance December 31, 1996           $688,077         $6,140,837      $(984,080)     $(62,728)      $5,782,106
Net income                                                              44,931                         44,931
Exercise stock options                 1,600             14,400                                        16,000
Unrealized loss on securities
  available-for-sale                                                                  (3,013)          (3,013)

                                    --------         ----------      ---------      --------       ----------
Balance June 30, 1997               $689,677         $6,155,237      $(939,149)     $(65,741)      $5,840,024
                                    ========         ==========      =========      ========       ==========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS




                                                                          Six months ended June 30,
                                                                         --------------------------
                                                                             1997           1996
                                                                         -----------    -----------
Cash flows from operating activities:
 Net income (loss)                                                       $    44,931    $  (239,726)
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
       Depreciation                                                           70,239         94,652
       Premium amortization (Discount accretion)                              (4,941)          (980)
       Provision for loan losses                                              97,000         65,000
       (Increase) decrease in other assets                                   (35,397)       (90,518)
       Increase in accounts payable                                           37,466        106,439
                                                                         -----------    -----------
         Net cash used in operating activities                               209,298        (65,133)
                                                                         -----------    -----------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                     (4,587,592)    (5,654,146)
 Maturity of investment securities available-for-sale                      3,427,523      4,527,379
 Purchase of investment securities held-to-maturity                               --     (1,400,312)
 Maturity of investment securities held-to-maturity                               --      1,000,000
 Increase in loans                                                        (7,114,189)    (6,635,410)
 Proceeds from sale of fixed assets                                           50,000             --
 Purchase of property and equipment                                         (577,095)      (472,188)
                                                                         -----------    -----------
         Net cash used in investing activities                            (8,801,353)    (8,634,677)
                                                                         -----------    -----------

Cash flows from financing activities:
 Increase in deposit accounts                                              8,701,206      9,891,763
 Proceeds from exercise of stock options                                      16,000             --
 Increase (decrease) in securities sold under agreements to repurchase       241,600       (599,200)
 Decrease in other borrowings                                               (140,080)       (49,861)
                                                                         -----------    -----------
        Net cash provided from financing activities                        8,818,726      9,242,702
                                                                         -----------    -----------

Net increase in cash and cash equivalents                                    226,671        542,892

Cash and cash equivalents at beginning
 of period                                                                 7,727,799      4,853,213
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $ 7,954,470    $ 5,396,105
                                                                         ===========    ===========

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                              $   587,521    $   250,049

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale               $    (3,013)   $  (128,922)

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997


Note 1 - Basis of Presentation

         The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. All material intercompany transactions are eliminated in consolidation. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the Company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994 and from that date through August 16, 1995, the Company was a Development Stage Company. First Community Bank N.A. (the Bank), the Company's only subsidiary, began operations on August 17, 1995. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed cost. The Company experienced its first quarterly profit in the fourth quarter of 1996 and continued to reflect a profit in the six months and three months ended June 30, 1997 of $44,931 and $29,272, respectively.

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are disucussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 33-86258) as filed with and declared effective by the Securities and Exchange Commission.

Comparison of Results of Operations for Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996:

Net Income (Loss)

         The Company's net income was $44,931 for the six months ended June 30, 1997 as compared to a loss of $239,726 for the six months ended June 30, 1996. This improvement in earnings reflect the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $20,226,134 for the six months ended June 30, 1996 as compared to $37,383,637 for the six months ended June 30, 1997. This reflects an 84.5% increase in the level average earning assets for the two periods. In addition, net interest margin improved from 4.08% to 4.26% for the six months ended June 30,, 1996 and 1997, respectively. Non-interest income increased 157.1% to $116,676 for the six months ended June 30, 1997 as compared to $45,388 for the six months ended June 30, 1996. During these same periods non-interest expense increased 20.7% to $763,632 for the six months ended June 30, 1997 as compared to $632,852 for the six months ended June 30, 1996.

Net Interest Income

         The table on page 14 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 1997 and 1996, along with average balances and the related interest income and interest expense amounts.

         Net interest income was $788,887 during the six months ended June 30, 1997 as compared to $412,738 for the six months ended June 30, 1996. The net interest margin was 4.26% for the six months ended June 30, 1997 as compared to 4.08% for the six months ended June 30, 1996. This improvement of net interest income is a result of the increase of the level of earning assets as well as the change in the mix of earning assets. For the six months ended June 30, 1996 average loans accounted for 36.9% of earning assets whereas for the six months ended June 30, 1997 they represented 52.6% of earning assets. Loans typically provide a higher yield then the Banks alternative uses of these funds such as securities and short-term overnight investments.

ITEM 2. CONTINUED                                                       PAGE 2


         Interest income during the six months ended June 30, 1997 was $1,415,249 as compared to $717,726 for the six months ended June 30, 1996. The average yield on earning assets during the first six months of 1997 was 7.63% as compared to 7.10% during the same period of 1996. The largest component of interest income for the six months ended June 30, 1997 was interest on loans and amounted to $913,310 as compared to $352,208 for the comparable prior year period. The overall yield on loans was 9.44% for the six months ended June 30, 1996 as compared to 9.37% for the six months months ended June 30, 1997. The investment portfolio income increased $72,179 or 23.8% to $375,419 for the six months ended June 30, 1997 as compared to $303,240 for the six months ended June 30, 1996. The increase in investment portfolio income is a result of the average investment portfolio balance being $2,503,756 greater for the six month period ended June 30, 1997 as compared to the same period in the prior year. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $64,242 or 103.2% to $126,520 for the six month period ended June 30, 1997 as compared to $62,278 for the six month period ended June 30, 1996. Average short term overnight fund balances were 104.8% greater during the six months ended June 30, 1997 as compared to the same period in the prior year.

Interest expense during the six months ended June 30, 1997 was $626,362 with an average rate paid on interest-bearing liabilities of 4.29% as compared to $304,988 and 4.30% during the six months ended June 30, 1996. The primary reason for the increase in interest expense was that average interest-bearing liabilities were $15,207,637 greater for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Provision and Allowance for Loan Losses

         The provision for loan losses was $97,000 and $65,000 for six months ended June 30, 1997 and 1996, respectively and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.25% at June 30, 1997. The Company had no nonperforming loans at June 30, 1997. Charge-offs during six months ended June 30, 1997, amounted to $10,112 as compared to $9,705 for the same period in the prior year. Loans past due greater than 30 days amounted to $9,000 and there were no loans greater than 60 days past due at June 30, 1997. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that addtional allocations to the allowance will not be required.

Noninterest Income and Expense

         Noninterest income during the six months ended June 30, 1997, was $116,676 as compared to $45,388 for the six months ended June 30, 1996. This was primarily a result of increased income from deposit service charges of $54,184 (193.4%), resulting from the increase

ITEM 2. CONTINUED                                                       PAGE 3

in deposit balances during the comparable periods. Other income during the six months ended June 30, 1997 was $19,605 as compared to $6,911 during the same period in the prior year. This increase is primarily due to an increase in cutomer check sales income of approximately $1,400 increases in bankcard fee income of approximately $2,500 and increased loan late charge income of $3,800.

         Noninterest expense amounted to $763,632 as compared to $632,852 during the six months ended June 30, 1997 and 1996, respectively. Salary and employee benefits increased $75,296 or 22.1% in the six months ended June 30, 1997 as compared to the comparable period in 1996. This increase results from normal merit increases as well as the addition of two full time equivalent and one part time equivalent employees during the first quarter of 1997 as compared to the first quarter of 1996. Occupancy expense decreased from $79,188 for the six months ended June 30, 1996 to $58,300 for the six months ended June 30, 1997. This decrease is a result of reduced cost related to the move in the Lexington office to the permanent facility. During the first quarter of 1996 the cost of the temporary facility were being depreciated over a short time period and resulted in higher depreciation expense during that period. Equipment expense increased from $48,870 for the six months June 30, 1996 to $67,277 for the six months ended June 30, 1997. This increase is primarily due to increased maintenance contract expense of approximately $17,000 on computer hardware and software equipment which was initially under warranty for the first twelve months after being purchased. Marketing and public relations expense increased by $23,321 or 124.7% in the six months ended June 30, 1997 as compared to the comparable period in the prior year. This increase is a result of planned increases in advertising and marketing during the Bank's second full year of operations. Other non-interest expense increased $34,644 or 23.8% in the six months ended June 30, 1997 compared to the same period in the prior year. An increase in computer service bureau expense of $8,800, correspondent bank charges of $2,900, supplies of $6,600 and contributions of $5,000 account for the majority of the increase in other non-interest expense. The computer service bureau expense, correspondent bank charges and supplies expense categories are directly related to the numbers of accounts and the volume of activity, and have increased due to the growth of the Bank for the six months ended June 30, 1997 as compared to the same period in the prior year. Contributions expense has increased as a result of management determining to keep this expense to a very minimum during the period the Company was experiencing operating losses during the initial stages of operations.

Comparison of Results of Operations for Three Months Ended June 30, 1997 to the Three Months Ended June 30, 1996:

         Net income for the second quarter of 1997 was $29,272 or $.04 per share as compared to a loss of $91,029 or $.13 per share during the comparble period in 1996. This improvement, as explained in the six months results, is due to the significant increase in the level of earning assets during these two periods. Average earning assets were $39,937,466 during the second quarter of 1997 as

ITEM 2. CONTINUED                                                       PAGE 4

compared to $21,739,509 during the second quarter of 1996. The table on page 15 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 1997 and 1996, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased from 7.24% in the second quarter of 1996 to 7.65% in the second quarter of 1997. This increase is a result of loans comprising 54.2% of earning assets during the second quarter of 1997 as compared to 41.6% percent during the second quarter of 1996. The cost of interest bearing liabilities was 4.25% in second quarter of 1996 as compared to 4.33% in the second quarter of 1997. This increase is primarily due to an increase in the rate paid on money market accounts during the second quarter of 1997, as a result of a planned product campaign to promote these accounts.

         Total non-interest income increased by $44,477 during the second quarter of 1997 as compared to the comparable period in 1996. As explained in the analysis of six month results, the increase is primarily due to increased fees related to deposit and loan balances and related activity charges. The Company originates mortgage loans which are closed in the name of a third party for which the Company receives a fee. These fees amounted to $12,171 during the second quarter of 1997 as compared to $5,227 during the second quarter of 1996. This increase is primarily a result of an increased emphasis on this source of revenue as well as the introduction of a larger variety of products offered to prospective customers.

        Total non-interest expense increased by $80,173 in the second quarter of 1997 as compared to the same quarter of 1996. This increase is primarily a result of a $47,089 increase in salary and benefits expense and a $16,111 increase in marketing expense. As stated in the analysis of the six month results the salary increase is a result of the addition of two full time and one part time employees during the second quarter of 1997 as compared to the second quarter of 1996. The increase in marketing expense is a result of planned increases in advertising during the second full year of the Company's operation.

Financial Position

        Assets totaled $47,027,351 at June 30, 1997 as compared to $38,129,241 at December 31, 1996 an increase of $8,898,110 (23.3%). Loans grew by $7,104,077 during the six months ended June 30, 1997 from $15,915,004 to $23,019,081. This loan growth was funded by growth in deposits of $8,701,206 (28.2%) from $30,900,824 at December 31, 1996 to $39,602,030 at June 30, 1997.
The balance of the deposit growth was primarily used to fund an increase in investment securities available-for-sale of $1,162,073 from $9,213,248 at December 31, 1996 to $10,375,321 at June 30, 1997. The loan to deposit ratio at June 30, 1997 was 57.4% as compared to 50.9% at December 31, 1996. It is anticipated that this ratio will continue to increase as management invests more of the Bank's assets in the higher earning loan portfolio as compared to the investment portfolio. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate.

ITEM 2. CONTINUED                                                       PAGE 5

Liquidity and Capital Resources

        Management believes that the Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 32.6% of total assets at June 30, 1997. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The Company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 1997 the amount of certificates of deposits of $100,000 or more represented 18.4% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the Bank, and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the Company's liquidity position in a relatively short period of time.

The capital needs of the Company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million. This capital was sufficient to fund the activities of the Bank during the initial stages of operations and has allowed the Bank to remain a "well capitalized" institution until sufficient income was generated from operations to fund its activities on an on-going basis. Shareholders' equity was 12.4% of total assets at June 30, 1997 as compared to 15.2% at December 31, 1996. The Bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 17.07%, 18.05% and 11.30%, respectively at June 30, 1997. This compares to required OCC regulatory capital guidelines for Tier 1capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                                      Six months ended June 30, 1997          Six months ended June 30, 1996
                                                    -----------------------------------    ------------------------------------
                                                      Average       Interest     Yield/      Average      Interest       Yield/
                                                      Balance     Earned/Paid     Rate       Balance    Earned/Paid       Rate
                                                      -------     -----------     ----       -------    -----------       ----
ASSETS
Earning assets
  Loans                                             $19,665,301      913,310      9.37%    $ 7,481,877    $352,208        9.44%
  Securities:
    Taxable                                          12,969,969      375,419      5.84%     10,466,213     303,240        5.81%
  Federal funds sold and securities purchased
    under agreements to resell                        4,748,367      126,520      5.37%      2,318,044      62,278        5.39%
                                                    ----------------------------------     -----------------------------------
        Total earning assets                         37,383,637    1,415,249      7.63%     20,266,134     717,726        7.10%
                                                    ----------------------------------     -----------------------------------
Cash and due from banks                               1,320,793                                751,815
Premises and equipment                                2,733,170                              1,704,757
Other assets                                            323,334                                235,048
Allowance for loan losses                              (231,822)                              (105,562)
                                                    -----------                            ------------
       Total assets                                 $41,529,112                            $22,852,192
                                                    ===========                            ===========

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts               3,756,939       27,896      1.50%      1,786,267      13,036        1.46%
  Money market accounts                               3,150,669       66,148      4.23%      1,473,233      23,716        3.23%
  Savings deposits                                    6,504,897      124,669      3.86%      2,275,635      43,123        3.80%
  Time deposits                                      14,365,942      371,653      5.22%      7,575,838     201,188        5.33%
  Other short term borrowings                         1,639,761       35,996      4.43%      1,099,598      23,925        4.36%
                                                    ----------------------------------     -----------------------------------
     Total interest-bearing liabilities              29,418,208      626,362      4.29%     14,210,571     304,988        4.30%
                                                    ----------------------------------     -----------------------------------
Demand deposits                                       6,086,192                              2,556,256
Other liabilities                                       242,901                                144,544
Shareholders' equity                                  5,781,811                              5,940,821
                                                    -----------                            -----------
   Total liabilities and shareholders' equity       $41,529,112                            $22,852,192
                                                    ===========                            ===========

Net interest spread                                                               3.34%                                   2.80%
Net interest income/margin                                        $  788,887      4.26%                   $412,738        4.08%
                                                                  ==========                              ========

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                                  Three months ended June 30, 1997   Three months ended June 30, 1996
                                                  --------------------------------   --------------------------------
                                                    Average     Interest   Yield/      Average      Interest   Yield/
                                                    Balance   Earned/Paid   Rate       Balance    Earned/Paid   Rate
                                                    -------   -----------   ----       -------    -----------   ----
ASSETS
Earning assets
  Loans                                           $21,653,245    502,086    9.30%    $ 9,047,634    $210,446    9.33%
  Securities:
    Taxable                                        12,490,869    181,625    5.83%     10,418,863     151,566    5.83%
  Federal funds sold and securities purchased
    under agreements to resell                      5,793,352     78,281    5.42%      2,273,012      30,436    5.37%
                                                  ------------------------------    --------------------------------
        Total earning assets                       39,937,466    761,992    7.65%     21,739,509     392,448    7.24%
                                                  ------------------------------    --------------------------------
Cash and due from banks                             1,391,210                            887,644
Premises and equipment                              2,845,207                          1,796,527
Other assets                                          337,205                            229,392
Allowance for loan losses                            (250,921)                          (121,560)
                                                  -----------                        ===========
       Total assets                               $44,260,167                        $24,531,512
                                                  ===========                        ===========

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts             4,249,611     15,855    1.50%      2,204,509       8,298    1.51%
  Money market accounts                             3,693,647     40,804    4.43%      1,427,619      11,356    3.19%
  Savings deposits                                  6,751,383     65,113    3.87%      2,565,356      25,126    3.93%
  Time deposits                                    15,400,565    201,721    5.25%      8,246,204     108,169    5.26%
  Other short term borrowings                       2,074,102     23,499    4.54%      1,078,707      11,496    4.27%
                                                  ------------------------------     -------------------------------
     Total interest-bearing liabilities            32,169,308    346,992    4.33%     15,522,395     164,445    4.25%
                                                  ------------------------------     -------------------------------
Demand deposits                                     6,073,158                          3,042,806
Other liabilities                                     239,642                            157,102
Shareholders' equity                                5,778,059                          5,809,209
                                                  -----------                        -----------
   Total liabilities and shareholders' equity     $44,260,167                        $24,531,512
                                                  ===========                        ===========

Net interest spread                                                         3.33%                               2.99%
Net interest income/margin                                      $415,000    4.17%                   $228,003    4.21%
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


ITEM 2. CHANGES IN SECURITIES.

         (a) On May 22, 1997, a former employee of the Company exercised options for the Common Stock, resulting in the issuance of 1,600 shares of the Common Stock. The options had an exercise price of $10 per share and thus the Company received $16,000. The Common Stock issued pursuant to the exercise of the options represent unregistered securities, which issuance was considered to be exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) as a transaction by an issuer not involving any public offering.

         (b)      Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Shareholders was held on April 16, 1997. The following five directors were elected at the meeting:

                                                   VOTES
                                     -------------------------------------
                                       For                Against/Withheld
                                       ---                ----------------
William L. Boyd, III                 412,937                      0
Chimin J. Chao                       412,937                      0
William A. Jordan                    412,937                      0
James C. Leventis                    412,937                      0
Loretta R. Whitehead                 412,687                    250

         The following twelve Directors term of office continued after the meeting:

Richard K. Bogan, M.D.               Geoge H. Fann, Jr.
Thomas C. Brown                      O. A. Ethridge
Robert G. Clawson                    W. James Kitchens
Michael C. Crapps                    Broadus Thompson
Hinton G. Davis                      Angelo L. Tsiantis
Anita B. Easter                      Mitchell Willoughby

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

                  10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB) *Denotes executive compensation contract or arrangement.

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST COMMUNITY CORPORATION
                                      (REGISTRANT)



Date: August 12, 1997                 By: /s/ Michael C. Crapps
     ----------------                     --------------------------------------

                                      Michael C. Crapps
                                      President and Chief Executive Officer



                              By: /s/ Joseph G. Sawyer
                                  ----------------------------------------------
                                      Joseph G. Sawyer
                                      Senior Vice President, Principal Financial
                                      Officer