Form 10QSB
period 1997-09-30
FIRST COMMUNITY CORP /SC/
filed 1997-11-14
CIK 932781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-QSB

(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended September 30, 1997

         Transition report under Section 13 or 15(d) of the Exchange Act for
-----    the transition period from                   to
                                    -----------------    -------------------

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


       -----------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

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

         689,677 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 1997.

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

                         FIRST COMMUNITY CORPORATION
                                BALANCE SHEETS


                                                                              September 30,
                                                                                  1997               December 31,
                                                                               (Unaudited)               1996
                                                                            ------------------     ---------------
              ASSETS

Cash and due from banks                                                           $ 1,757,799         $ 1,975,527
Federal funds sold and securities purchased under
  agreements to resell                                                              2,560,887           5,752,272
Investment securities - available for sale                                         10,927,914           9,213,248
Investment securities - held to maturity (market value of $2,593,133 and
  $2,562,844 at September 30, 1997 and
  December 31, 1996, respectively)                                                  2,600,000           2,600,076
Loans                                                                              27,220,210          15,915,004
Less,  allowance for loan losses                                                      349,652             200,860
                                                                                 ------------        ------------
   Net loans                                                                       26,870,558          15,714,144
Property, furniture and equipment - net                                             3,008,311           2,544,140
Other assets                                                                          342,111             329,834
                                                                                 ------------        ------------
    Total assets                                                                 $ 48,067,580        $ 38,129,241
                                                                                 ============        ============


              LIABILITIES

Deposits:
  Non-interest bearing demand                                                     $ 7,192,023         $ 6,043,599
  NOW and money market accounts                                                    10,662,677           5,963,086
  Savings                                                                           6,125,375           7,154,307
  Time deposits less than $100,000                                                  9,738,371           6,731,697
  Time deposits $100,000 and over                                                   6,332,304           5,008,135
                                                                                 ------------        ------------
     Total deposits                                                                40,050,750          30,900,824
Securities sold under agreements to repurchase                                      1,571,700             923,400
Other borrowed money - demand note to US Treasury                                     124,054             299,559
Other liabilities                                                                     342,714             223,352
                                                                                 ------------        ------------
    Total liabilities                                                              42,089,218          32,347,135
                                                                                 ------------        ------------

              SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 689,677 and 688,077 at September 30, 1997 and December
    31, 1996, respectively                                                            689,677             688,077
Additional paid in capital                                                          6,155,237           6,140,837
Accumulated deficit                                                                  (867,905)           (984,080)
Unrealized gain (loss) on securities available-for-sale                                 1,353             (62,728)
                                                                                 ------------        ------------
    Total shareholders' equity                                                      5,978,362           5,782,106
                                                                                 ------------        ------------
    Total liabilities and shareholders' equity                                   $ 48,067,580        $ 38,129,241
                                                                                 ============        ============

                         FIRST COMMUNITY CORPORATION
                           STATEMENTS OF OPERATIONS



                                                                          Nine                Nine
                                                                      Months Ended        Months Ended
                                                                     September 30,       September 30,
                                                                          1997                1996
                                                                      (Unaudited)         (Unaudited)
                                                                    -----------------   -----------------
Interest income:
  Loans, including fees                                                  $ 1,501,475          $  630,878
  Investment securities - taxable                                            579,142             467,428
  Federal funds sold and securities purchased
    under resale agreements                                                  188,377              92,667
                                                                         -----------          ----------
      Total interest income                                                2,268,994           1,190,973
                                                                         -----------          ----------

Interest expense:
  Deposits                                                                   951,694             472,433
  Federal funds sold and securities sold under agreement
   to repurchase                                                              49,653              35,525
  Other borrowed money                                                         3,344               1,431
                                                                         -----------          ----------
      Total interest expense                                               1,004,691             509,389
                                                                         -----------          ----------
Net interest income                                                        1,264,303             681,584
Provision for loan losses                                                    158,860              98,000
                                                                         -----------          ----------
Net interest income after provision for loan losses                        1,105,443             583,584
                                                                         -----------          ----------

Non-interest income:
  Deposit service charges                                                    121,821              50,976
  Mortgage origination fees                                                   28,458              18,459
  Other                                                                       33,751              12,480
                                                                         -----------          ----------
      Total non-interest income                                              184,030              81,915
                                                                         -----------          ----------

Non-interest expense:
  Salaries and employee benefits                                             633,671             519,769
  Occupancy                                                                   85,282             106,300
  Equipment                                                                  103,784              75,368
  Marketing and public relations                                              72,728              26,115
  Other                                                                      277,833             223,475
                                                                         -----------          ----------
      Total non-interest expense                                           1,173,298             951,027
                                                                         -----------          ----------

Net income (loss)                                                        $   116,175          $ (285,528)
                                                                         ===========          ==========

Net income (loss) per share                                              $      0.17          $    (0.41)
                                                                         ===========          ==========

                          FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                           Three               Three
                                                                        Months Ended        Months Ended
                                                                       September 30,       September 30,
                                                                            1997                1996
                                                                        (Unaudited)         (Unaudited)
                                                                      -----------------   -----------------
Interest income:
  Loans, including fees                                                    $ 588,165           $ 278,670
  Investment securities - taxable                                            203,723             164,188
  Federal funds sold and securities purchased
    under resale agreements                                                   61,857              30,389
                                                                           ---------           ---------
      Total interest income                                                  853,745             473,247
                                                                           ---------           ---------

Interest expense:
  Deposits                                                                   361,328             191,370
  Federal funds sold and securities sold under agreement
   to repurchase                                                              15,850              12,182
  Other borrowed money                                                         1,151                 849
                                                                           ---------           ---------
      Total interest expense                                                 378,329             204,401
                                                                           ---------           ---------
Net interest income                                                          475,416             268,846
Provision for loan losses                                                     61,860              33,000
                                                                           ---------           ---------
Net interest income after provision for loan losses                          413,556             235,846
                                                                           ---------           ---------

Non-interest income:
  Deposit service charges                                                     39,617              22,956
  Mortgage origination fees                                                   13,591               8,002
  Other                                                                       14,146               5,569
                                                                           ---------           ---------
      Total non-interest income                                               67,354              36,527
                                                                           ---------           ---------

Non-interest expense:
  Salaries and employee benefits                                             217,877             179,271
  Occupancy                                                                   26,982              27,112
  Equipment                                                                   36,507              26,498
  Marketing and public relations                                              30,700               7,408
  Other                                                                       97,600              77,886
                                                                           ---------           ---------
      Total non-interest expense                                             409,666             318,175
                                                                           ---------           ---------

Net income (loss)                                                          $  71,244           $ (45,802)
                                                                           =========           =========

Net income (loss) per share                                                $    0.10           $   (0.07)
                                                                           =========           =========

                          FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                                                                         Unrealized Gain
                                                      Additional                         on Securities
                                     Common             Paid-in            Accumulated   Available for
                                      Stock             Capital            Deficit            Sale               Total
                                  --------------     --------------      ------------    ---------------    ---------------
Balance December 31, 1996             $ 688,077        $ 6,140,837        $ (984,080)         $ (62,728)       $ 5,782,106
Net income                                                                   116,175                               116,175
Exercise stock options                    1,600             14,400                                                  16,000
Unrealized gain (loss) on
  securities available-for-sale                                                                  64,081             64,081
                                      ---------        -----------        ----------          ---------        -----------
Balance September 30, 1997            $ 689,677        $ 6,155,237        $ (867,905)         $   1,353        $ 5,978,362
                                      =========        ===========        ==========          =========        ===========

                          FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                       Nine months ended September 30,
                                                                                    ------------------------------------
                                                                                          1997                   1996
                                                                                    ---------------          -----------
Cash flows from operating activities:
 Net income (loss)                                                                      $   116,175          $  (285,528)
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
       Depreciation                                                                         103,227              134,071
       Premium amortization (Discount accretion)                                            (50,457)              (2,396)
       Provision for loan losses                                                            158,860               98,000
       (Increase) decrease in other assets                                                  (12,277)             (94,073)
       Increase in accounts payable                                                         119,362              118,739
                                                                                        -----------          -----------
         Net cash used in operating activities                                              434,890              (31,187)
                                                                                        -----------          -----------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                                    (5,586,967)          (7,418,434)
 Maturity of investment securities available-for-sale                                     3,986,915            4,947,337
 Purchase of investment securities held-to-maturity                                               -           (1,400,312)
 Maturity of investment securities held-to-maturity                                               -            1,000,000
 Increase in loans                                                                      (11,315,274)          (9,747,253)
 Proceeds from sale of fixed assets                                                          50,000                    -
 Purchase of property and equipment                                                        (617,398)            (910,927)
                                                                                        -----------          -----------
         Net cash used in investing activities                                          (13,482,724)         (13,529,589)
                                                                                        -----------          -----------

Cash flows from financing activities:
 Increase in deposit accounts                                                             9,149,926           13,296,524
 Proceeds from exercise of stock options                                                     16,000                    -
 Increase (decrease) in securities sold under agreements to repurchase                      648,300             (472,200)
 Decrease in other borrowings                                                              (175,505)             (57,442)
                                                                                        -----------          -----------
        Net cash provided from financing activities                                       9,638,721           12,766,882
                                                                                        -----------          -----------

Net increase in cash and cash equivalents                                                (3,409,113)            (793,894)

Cash and cash equivalents at beginning
 of period                                                                                7,727,799            4,853,213
                                                                                        -----------          -----------

Cash and cash equivalents at end of period                                              $ 4,318,686          $ 4,059,319
                                                                                        ===========          ===========


Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                             $   910,133          $   418,295

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                              $    64,081          $   (94,073)

                          FIRST COMMUNITY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the Company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994 and from that date through August 16, 1995, the Company was a development stage company. First Community Bank N.A. (the "Bank"), the Company's only subsidiary, began operations on August 17, 1995. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed costs. The Company experienced its first quarterly profit in the fourth quarter of 1996 and continued to reflect a profit in the nine months and three months ended September 30, 1997 of $116,175 and $71,245, respectively.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 33-86258) as filed with and declared effective by the Securities and Exchange Commission.

         Comparison of Results of Operations for Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996:

Net Income (Loss)

         The Company's net income was $116,175 for the nine months ended September 30, 1997 as compared to a loss of $285,528 for the nine months ended September 30, 1996. This improvement in earnings reflect the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $21,997,187 for the nine months ended September 30, 1996 as compared to $39,336,171 for the nine months ended September 30, 1997. This reflects an 78.8% increase in the level average earning assets for the two periods. In addition, net interest margin improved from 4.13% to 4.30% for the nine months ended September 30, 1996 and 1997, respectively. Non-interest income increased 125.7% to $184,030 for the nine months ended September 30, 1997 as compared to $81,915 for the nine months ended September 30, 1996. During these same periods, non-interest expense increased 23.3% to $1,173,298 for the nine months ended September 30, 1997 as compared to $951,027 for the nine months ended September 30, 1996.

Net Interest Income

         The table on page 15 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 1997 and 1996, along with average balances and the related interest income and interest expense amounts.

ITEM 2. CONTINUED                                                        PAGE 2

Net interest income was $1,264,303 during the nine months ended September 30, 1997 as compared to $681,584 for the nine months ended September 30, 1996. The net interest margin was 4.30% for the nine months ended September 30, 1997 as compared to 4.13% for the nine months ended September 30, 1996. This improvement of net interest income is a result of the increase of the level of earning assets as well as the change in the mix of earning assets. For the nine months ended September 30, 1996 average loans accounted for 40.9% of earning assets whereas for the nine months ended September 30, 1997 they represented 54.8% of earning assets. Loans typically provide a higher yield then the Bank's alternative uses of these funds such as securities and short-term overnight investments.

         Interest income during the nine months ended September 30, 1997 was $2,268,994 as compared to $1,190,973 for the nine months ended September 30, 1996. The average yield on earning assets during the first nine months of 1997 was 7.71% as compared to 7.21% during the same period of 1996. The largest component of interest income for the nine months ended September 30, 1997 was interest on loans and amounted to $1,501,475 as compared to $630,878 for the comparable prior year period. The overall yield on loans was 9.33% for the nine months ended September 30, 1996 as compared to 9.31% for the nine months ended September 30, 1997.

 The investment portfolio income increased $111,714, or 23.9%, to $579,142 for the nine months ended September 30, 1997 as compared to $467,428 for the nine months ended September 30, 1996. The increase in investment portfolio income is a result of the average investment portfolio balance being $2,432,834 greater for the nine month period ended September 30, 1997 as compared to the same period in the prior year. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $95,710 or 103.3%, to $188,377 for the nine month period ended September 30, 1997 as compared to $92,667 for the nine month period ended September 30, 1996. Average short term overnight fund balances were 102.8% greater during the nine months ended September 30, 1997 as compared to the same period in the prior year.

Interest expense during the nine months ended September 30, 1997 was $1,004,691 with an average rate paid on interest-bearing liabilities of 4.30% as compared to $681,584 and 4.29% during the nine months ended September 30, 1996. The primary reason for the increase in interest expense was that average interest-bearing liabilities were $15,441,408 greater for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Provision and Allowance for Loan Losses

         The provision for loan losses was $158,860 and $98,000 for nine months ended September 30, 1997 and 1996, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.28% at September 30, 1997. The Company had no

ITEM 2. CONTINUED                                                        PAGE 3

 nonperforming loans at September 30, 1997. Charge-offs during nine months ended September 30, 1997, amounted to $12,825 as compared to $9,705 for the same period in the prior year. Recoveries during the nine months ended September 30, 1997 amounted to $2,757. Loans past due 30 days through 89 days amounted to $10,019 and loans greater than 90 days past due amounted to $2,355 at September 30, 1997.

         The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Noninterest Income and Expense

         Noninterest income during the nine months ended September 30, 1997 was $184,030 as compared to $81,915 for the nine months ended September 30, 1996. This was primarily a result of increased income from deposit service charges of $70,845 (139.0%), resulting from the increase deposit balances during the comparable periods. Other income during the nine months ended September 30, 1997 was $33,751 as compared to $12,480 during the same period in the prior year. This increase is primarily due to an increase in customer check sales income of approximately $1,700 increases in bankcard fee income of approximately $3,600 and increased loan late charge income of $8,300.

         Noninterest expense amounted to $1,173,298 as compared to $951,027 during the nine months ended September 30, 1997 and 1996, respectively. Salary and employee benefits increased $113,902 or 21.9% in the nine months ended September 30, 1997 as compared to the comparable period in 1996. This increase results from normal merit increases as well as the addition of two full time equivalent and one part time equivalent employees during the first quarter of 1997. Occupancy expense decreased from $106,300 for the nine months ended September 30, 1996 to $85,282 for the nine months ended September 30, 1997. This decrease is a result of reduced cost related to the move of the Lexington office in August of 1996 and the move of the Forest Acres office in June 1997 to permanent facilities. Prior to moving into permanent facilities the cost of the temporary facilities were being depreciated over a short time period and resulted in higher depreciation expense during the comparable periods. Equipment expense increased from $75,368 for the nine months ended September 30, 1996 to $103,784 for the nine months ended September 30, 1997. This increase is primarily due to increased maintenance contract expense of approximately $22,089 on computer hardware and software equipment which was initially under warranty for the first twelve months after being purchased.

ITEM 2. CONTINUED                                                        PAGE 4

Marketing and public relations expense increased by $46,613 or 178.5% in the nine months ended ended September 30, 1997 as compared to the comparable period in the prior year. This increase is a result of planned increases in advertising and marketing during the Bank's second full year of operations. Other non-interest expense increased $54,358 or 24.3 % in the nine months ended September 30, 1997 compared to the same period in the prior year. An increase in computer service bureau expense of $6,500, correspondent bank charges of $8,300 postage of $4,900 and contributions of $6,800 account for the majority of the increase in other non-interest expense. The computer service bureau expense, postage and correspondent bank charges are directly related to the number of accounts and the volume of activity, and have increased due to the growth of the Bank for the nine months ended September 30, 1997 as compared to the same period in the prior year. Contributions expense has increased as a result of management determining to keep this expense to a very minimum during the period the Company was experiencing operating losses during the initial stages of operations.

Comparison of Results of Operations for Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996:

         Net income for the third quarter of 1997 was $71,245 or $.10 per share, as compared to a loss of $45,802, or $.07 per share, during the comparable period in 1996. This improvement, as explained in the nine months results, is due to the significant increase in the level of earning assets during these two periods. Average earning assets were $43,177,565 during the third quarter of 1997 as compared to $25,421,662 during the third quarter of 1996. The table on page 16 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 1997 and 1996, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased from 7.39% in the third quarter of 1996 to 7.84% in the third quarter of 1997. This increase is a result of loans comprising 58.6% of earning assets during the third quarter of 1997 as compared to 47.3% percent during the third quarter of 1996. The cost of interest bearing liabilities was 4.27% in third quarter of 1996 as compared to 4.30% in the third quarter of 1997.

         Total non-interest income increased by $30,827 during the third quarter of 1997 as compared to the same period in 1996. As explained in the analysis of nine month results, the increase is primarily due to increased fees related to deposit and loan balances and related activity charges. The Company originates mortgage loans which are closed in the name of a third party for which the Company receives a fee. These fees amounted to $13,591 during the third quarter of 1997 as compared to $8,002 during the third quarter of 1996.

         Total non-interest expense increased by $91,490 in the third quarter of 1997 as compared to the same quarter of 1996. This increase is primarily a result of a $38,606 increase in salary and benefits expense and a $23,292 increase in marketing expense. As stated in the analysis of the nine month results, the salary increase is a result of the addition of two full time and one part

ITEM 2. CONTINUED                                                        PAGE 5

time employees during the second quarter of 1997. The increase in marketing expense is a result of planned increases in advertising during the second full year of the Company's operation.

Financial Position

         Assets totaled $48,067,580 at September 30, 1997 as compared to $38,129,241 at December 31, 1996 an increase of $8,898,110 (26.1%). Loans grew by $11,305,206 during the nine months ended September 30, 1997 from $15,915,004 to $27,220,210. This loan growth was funded by growth in deposits of $9,149,926 (29.6%) from $30,900,824 at December 31, 1996 to $40,050,750 at September 30,
1997. The balance of the loan growth was funded by a decrease in federal funds sold and securities purchased under agreements to resell of $3,191,385 from $5,752,272 at December 31, 1996 to $2,560,887 at September 30, 1997. The loan to deposit ratio at September 30, 1997 was 68.0% as compared to 50.9% at December 31, 1996. It is anticipated that this ratio will continue to increase as management invests more of the Bank's assets in the higher earning loan portfolio as compared to the investment portfolio.

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

Liquidity and Capital Resources

         Management believes that the Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 28.1% of total assets at September 30, 1997. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit, and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions, and selling securities under agreements to repurchase. The Company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 1997 the amount of certificates of deposits of $100,000 or more represented 15.8% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the Bank, and none of these deposits are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the Company's

ITEM 2. CONTINUED                                                        PAGE 6

liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the Company's liquidity position in a relatively short period of time.

The capital needs of the Company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million. This capital was sufficient to fund the activities of the Bank during the initial stages of operations and has allowed the Bank to remain a "well capitalized" institution until sufficient income was generated from operations to fund its activities on an on-going basis. Shareholders' equity was 12.4% of total assets at September 30, 1997 as compared to 15.2% at December 31, 1996. The Bank's risked-based capital ratios of Tier 1, total capital, and leverage ratio were 15.4%, 16.4%, and 10.8%, respectively, at September 30, 1997. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital, and leverage capital ratios of 4.0%, 8.0%, and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                          FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                    ON AVERAGE INTEREST-BEARING LIABILITIES


                                                Nine months ended September 30, 1997     Nine months ended September 30, 1996
                                              ---------------------------------------   --------------------------------------
                                                 Average      Interest         Yield/    Average     Interest           Yield/
                                                 Balance    Earned/Paid         Rate     Balance    Earned/Paid          Rate
ASSETS
Earning assets
  Loans                                        $ 21,567,447    1,501,475         9.31%  $ 9,008,025  $ 630,878          9.33%
  Securities:
    Taxable                                      13,116,452      579,142         5.90%   10,683,618    467,428          5.83%
  Federal funds sold and securities purchased
    under agreements to resell                    4,652,272      188,377         5.41%    2,305,544     92,667          5.35%
                                               --------------------------------------   ------------------------------------
       Total earning assets                      39,336,171    2,268,994         7.71%   21,997,187  1,190,973          7.21%
                                               --------------------------------------   ------------------------------------
Cash and due from banks                           1,363,489                                 807,034
Premises and equipment                            2,829,250                               1,863,068
Other assets                                        329,083                                 247,269
Allowance for loan losses                          (258,052)                               (117,859)
                                               ============                             ===========
       Total assets                            $ 43,599,941                             $24,796,699
                                               ============                             ===========

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts           4,280,279       46,566         1.45%    2,057,921     22,841          1.48%
  Money market accounts                           4,212,618      140,266         4.45%    1,422,731     34,343          3.22%
  Savings deposits                                6,287,824      180,714         3.84%    3,058,189     91,499          3.99%
  Time deposits                                  14,892,483      584,148         5.24%    8,139,916    323,750          5.30%
  Other short term borrowings                     1,583,715       52,997         4.47%    1,136,754     36,956          4.33%
                                               --------------------------------------   ------------------------------------
       Total interest-bearing liabilities        31,256,919    1,004,691         4.30%   15,815,511    509,389          4.29%
                                               --------------------------------------   ------------------------------------

Demand deposits                                   6,262,052                               2,941,724
Other liabilities                                   266,097                                 165,717
Shareholders' equity                              5,814,873                               5,873,747
                                               ============                             ===========
       Total liabilities and shareholders'
          equity                               $ 43,599,941                             $24,796,699
                                               ============                             ===========

Net interest spread                                                              3.41%                                  2.92%
Net interest income/margin                                    $1,264,303         4.30%               $ 681,584          4.13%
                                                              ==========                             =========

                          FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                    ON AVERAGE INTEREST-BEARING LIABILITIES


                                              Three months ended September 30, 1997   Three months ended September 30, 1996
                                              -------------------------------------   ------------------------------------
                                                 Average      Interest       Yield/     Average     Interest        Yield/
                                                 Balance    Earned/Paid       Rate      Balance    Earned/Paid      Rate
ASSETS
Earning assets
  Loans                                       $  25,309,712      588,165     9.22%    $12,027,143  $ 278,670        9.19%
  Securities:
    Taxable                                      13,404,639      203,723     6.03%     11,113,702    164,188        5.86%
  Federal funds sold and securities purchased
    under agreements to resell                    4,463,214       61,857     5.50%      2,280,817     30,389        5.29%
                                              -----------------------------------     ----------------------------------
        Total earning assets                     43,177,565      853,745     7.84%     25,421,662    473,247        7.39%
                                              -------------------------------------   ----------------------------------
Cash and due from banks                           1,447,488                               916,272
Premises and equipment                            3,018,275                             2,176,247
Other assets                                        340,397                               271,447
Allowance for loan losses                          (309,656)                             (142,186)
                                              =============                           ===========
       Total assets                           $  47,674,069                           $28,643,442
                                              =============                           ===========

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts           5,309,895       18,670     1.39%      2,595,324      9,805        1.50%
  Money market accounts                           6,301,887       74,118     4.67%      1,322,824     10,627        3.19%
  Savings deposits                                5,860,754       56,045     3.79%      4,606,285     48,376        4.17%
  Time deposits                                  15,928,394      212,495     5.29%      9,255,808    122,562        5.25%
  Other short term borrowings                     1,473,450       17,001     4.58%      1,210,258     13,031        4.27%
                                              -----------------------------------     ----------------------------------
     Total interest-bearing liabilities          34,874,380      378,329     4.30%     18,990,499    204,401        4.27%
                                              -----------------------------------     ----------------------------------
Demand deposits                                   6,608,039                             3,704,280
Other liabilities                                   311,730                               207,605
Shareholders' equity                              5,879,920                             5,741,058
                                              =============                           ===========
   Total liabilities and shareholders' equity $  47,674,069                           $28,643,442
                                              =============                           ===========

Net interest spread                                                          3.54%                                  3.12%
Net interest income/margin                                     $ 475,416     4.37%                 $ 268,846        4.20%
                                                               =========                           =========

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

         (b)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended September 30, 1997

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

                  10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB).

                  27       Financial Data Schedule (SEC use only).


         *Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997

                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST COMMUNITY CORPORATION
                                    ---------------------------
                                          (REGISTRANT)

Date: November 13,  1997            By: /s/ Michael C. Crapps
      ------------------               ---------------------------------------
                                    Michael C. Crapps
                                    President and Chief Executive Officer



                                    By: /s/ Joseph G. Sawyer
                                       ---------------------------------------
                                    Joseph G. Sawyer
                                    Senior Vice President, Principal Financial
                                    Officer