Form 10KSB40
period 1997-12-31
FIRST COMMUNITY CORP /SC/
filed 1998-03-27
CIK 932781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(MARK ONE)


 X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934 (NoFee required)

                For the fiscal year ended   December 31, 1997
                                         ----------------------

                                       OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 (No fee required)

              For the transition period from          to
                                            --------     --------

                      Commission file no.   33-86258
                                          ------------

                         First Community Corporation
                         ----------------------------
                 (Name of Small Business Issuer in Its Charter)

         South Carolina                                   57-1010751
         ---------------------------------            ----------------------
            (State or Other Jurisdiction                 (I.R.S. Employer
         of Incorporation or Organization)             Identification No.)


   5455 Sunset Blvd., Lexington, South Carolina                29072
   ---------------------------------------------          ---------------
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
Yes   X   No
   ------    ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of the voting stock as of March 4, 1998, held by non-affiliates of the registrant based on the book value per share on December 31, 1997, was $4,151,541.

         The issuer's revenues for its most recent fiscal year were $3,456,109. 689,677 shares of the Issuer's common stock were issued and outstanding as of March 4, 1998.

                      Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement for its May 20, 1998 Annual Meeting of Shareholders, are incorporated by reference into
Part III thereof.

Transitional Small Business Disclosure Format.  (Check one):  Yes     No  X
                                                                 ----   ----

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

         Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. The Columbia, South Carolina Metropolitan Statistical Area, which includes the projected service areas for both sites of the Bank, had an estimated population in 1990 of 472,800 according to the South Carolina Division of Research and Statistical Services. Lexington County had a population of 167,711 and Richland County had a population of 285,720. Columbia is home to the University of South Carolina, Benedict College, Allen University, and the Fort Jackson Army base. The largest employers in the area are the state, local, and federal governments, followed by Fort Jackson and the University of South Carolina. Much of the commercial business in the area is in support of these agencies, including legal and medical services. The principal components of the economy of the Columbia Area are the government, service industries, manufacturing, and wholesale and retail trade. Major employers located in the area include Pirelli Cable, Michelin, the South Carolina state government, and the Mid-Carolina Electrical Cooperative. The area has experienced steady growth over the past ten years and the Organizers expect the area, as well as the service industry needed to support it, to continue to grow.


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

         The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also makes real estate construction and acquisition loans. The bank originates fixed and variable rate mortgage loans in the name of a third party which are sold into the secondary market. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. The Bank may not make any loans to any director, officer, employee or 10% shareholder of the Company or the Bank unless the loan is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank offers non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through AAG Securities, Inc. The Bank is associated with Honor and Plus networks of automated teller machines and Mastermoney debit cards that may be used by Bank customers throughout South Carolina and other regions. The Bank also offers VISA credit card services through a correspondent bank as an agent for the Bank.

         The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere. As of December 31, 1997, there were twelve commercial banks operating approximately 136 offices and four thrifts with a total of 4 offices in the Lexington and Richland county area. A number of these competitors are well established in the Lexington Richland County Area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as established branch networks and trust services, that the Bank either does not currently provide. The Bank is the only one of these institutions that is locally owned and operated. The Company believes that the community bank focus of the Bank with its emphasis on service to small and medium size businesses, individual and professional concerns gives it an advantage in this market.

EMPLOYEES

         The Bank presently has 20 full-time employees and three part-time employees. The Company does not have any employees other than its officers, none whom receive any remuneration for their services to the Company.

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

         The Federal Reserve Board will impose certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below in "-- The Bank -- Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

         The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

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

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Beginning in 1993, insured depository institutions pay for deposit insurance under a risk-based premium system. Under this system, a BIF insured depositor institution paid to BIF from $.04 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator subject to a minimum semi-annual assessment of $1,000 per institution. During 1996 the assessment rates for each category were adjusted down by $.04. The Bank's BIF assessment was $.00 per $100 of insured deposits and was therefore subject to the minimum $1,000 semi-annual assessment in 1996. The Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separates, effective January 1, 1997, the Financing Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by the FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. FICO assessment rates for the first semi-annual period of 1997 were set at 1.30 basis points annually for BIF deposits. For the first and second semi-annual period of 1997 and the first semi-annual period of 1998, the FDIC Board of Directors maintained the adjusted rate schedule and the Bank's insurance assessment remained at $.00 per
$100 in deposits through June 1998.   Increases in deposit insurance premiums or
changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, the Organizers expect the Bank to qualify as "well-capitalized."

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

         Failure to meet capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

ENFORCEMENT POWERS

         FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

         Forest Acres Property. The Bank also operates a Branch Office facility at 4404 Forest Drive, Columbia, South Carolina 29206. The Forest Acres site is a .71 acre plot of land which was acquired at a cost of $376,000. The banking facility is approximately 4,000 square feet with a total cost of construction of approximately $545,000 including paving and landscaping.


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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the "Common Stock"), of which 689,677 were issued and outstanding as of December 31, 1997. There is currently no established public trading market in the Common Stock, and there is no assurance one will develop in the near future.

         The Company has never paid any dividends. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support deposit growth and that no dividends will be paid on the Company's stock for the next three years. Dividends might not be paid for several years thereafter.

         Moreover, the National Banking Act limits dividend payments by national banks such as the Bank, which in turn could limit the Company's ability to pay dividends. The Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At
December 31, 1997, the Bank was not yet cumulatively profitable.   The OCC also
has the authority under federal
law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         First Community Corporation is a one bank holding company. The Company commenced operations on November 2, 1994. The Bank, the Company's only subsidiary, began operations on August 17, 1995 from it's first office located in Lexington, South Carolina. On September 14, 1995 the Company opened it's second office located in Forest Acres, South Carolina. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed costs. The Company experienced it's first quarterly profit in the fourth quarter of 1996 and has experienced increased profits for each subsequent quarter through the fourth quarter of 1997. Comparisons of the Company's and the Bank's results for all of the periods presented, particularly with respect to their banking operations, should be made with an understanding of these events. The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operations of the Company. This review should be read in conjunction Company's financial statements and accompanying notes included elsewhere herein. This analysis provides an overview of the significant changes that occurred during the periods presented.


RESULTS OF OPERATIONS

         The Company's net income was $251,000 or $0.36 per share for the year-ended December 31, 1997, as compared to a loss of $282,000 or $0.41 per share for the year ended December 31, 1996, and a loss of $558,000 or $1.59 per share for the year ended December 31, 1995. The increase in net income from 1996 to 1997 results primarily from a $778,000 increase in net interest income. Increased net interest income resulted from continued increases in the level of all categories of earning assets since opening the Bank in August of 1995. Although yields earned and rates paid on the various components of the balance sheet showed only modest changes between the periods, there was improvement in the net interest margin because of a change in the mix of earning assets during 1997 as compared to 1996. A $136,000 increase in non-interest income in 1997 as compared to 1996 also contributed to the improvement in net income. Increases in non-interest income resulted from increased deposit and related account charges associated with increased deposit balances. The increases in net interest income and non-interest income were partially offset by a $323,000 increase in non-interest expense. All categories of non-interest expense increased with the exception of occupancy expense. The increases in expenses primarily result from anticipated increases in staff during this period as well as higher marketing and advertising expenses during our second full year of operations.

        The 1995 loss of $558,000 includes approximately four months of operations and eight months of preopening activities. The decrease in the net loss between 1996 and 1995, of 49.5% resulted from the Bank continuing to leverage its capital with an increased volume of earning assets. The return on average assets for 1997, 1996 and 1995, was 0.56%, (1.04%) and (8.65%),
respectively and return on average equity was 4.3%, (4.8%) and (17.0%), respectively.

Net Interest Income

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

         Net interest income totaled $1,802,000 in 1997, $1,024,000 in 1996 and $245,000 in 1995. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.55% in 1997 as compared to 3.13% in 1996 and 1.72% in 1995. The reason for the increase between 1997 and 1996 was primarily due to the $16,674,000 increase the level of earning assets between the two periods. In addition, the changing mix of the earning asset portfolio resulted in improvement in the net interest margin to 4.44% in 1997 as compared to 4.28% in 1996. During 1997, 57.1% of earning assets were in the loan portfolio as compared to 44.5% in 1996. Loans typically provide a higher yield than the other types of earning assets and thus one of the Company's goals is to continue to grow this portfolio as a percentage of total earning assets. Similarly, the increase in net interest income of $779,000 in 1996 as compared to 1995 was the result of increases in the level of earning assets as well as an improvement in the net interest spread from 1.72% in 1995 as compared to 3.13% in 1996. During 1995, the loan portfolio represented only 10.6% of the average earning asset portfolio.

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

                                                                   AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
    (IN THOUSANDS)                                                            YEAR ENDED DECEMBER 31, 1997
                                                    ------------------------    ------------------------   ------------------------
                                                              1997                        1996                      1995
                                                    ------------------------    ------------------------   ------------------------
                                                    Average  Income/  Yield/    Average  Income/  Yield/   Average  Income/  Yield/
                                                    Balance  Expense   Rate     Balance  Expense   Rate    Balance  Expense   Rate
                                                    -------  -------   ----     -------  -------   ----    -------  -------  ------
    ASSETS
    Earning Assets
      Loans (1)   . . . . . . . . . . . . . . .     $23,192   $2,184    9.42%   $10,648   $1,004   9.43%       584    $ 57    9.79%
      Securities:
        Taxable   . . . . . . . . . . .              13,239      782    5.91%    10,856      635   5.85%     2,357     136    5.79%
      Federal funds sold and securities purchased
           under agreement to resell
                                                      4,193      228    5.43%     2,446      130   5.33%     1,082      62    5.81%
       Other short term investments, pre-opening         -        -       -          -        -      -       1,512      87    5.74%
                                                    -------   ------    ----    -------   ------   ----     ------    ----    ----
        Total earning assets  . . . . . . . . . .    40,624    3,194    7.86%    23,950    1,770   7.39%     5,536     343    6.20%
                                                    -------   ------    ----    -------   ------   ----     ------    ----    ----
    Cash and due from banks . . . . . . . . . . .     1,349                         928                        162
    Premises and equipment  . . . . . . . . . . .     2,873                       2,020                        732
    Other assets  . . . . . . . . . . . . . . . .       351                         258                         32
    Allowance for loan losses . . . . . . . . . .      (284)                       (132)                       (10)
                                                     ------                     -------                     ------
        Total assets  . . . . . . . . . . . . . .   $44,913                     $27,024                      6,452
                                                    =======                     =======                     ======
    LIABILITIES
    Interest-Bearing Liabilities
      Interest-bearing transaction accounts (1)       4,393       61    1.40%     2,411       36   1.49%       236       5    1.94%
       Money Market accounts  . . . . . . . . . .     4,740      213    4.50%     1,595       52   3.24%       284      10    3.60%
      Savings deposits (1)  . . . . . . . . . . .     6,264      240    3.84%     3,707      148   4.01%       446      18    3.97%
      Time deposits (1)   . . . . . . . . . . . .    15,251      802    5.26%     8,646      459   5.31%     1,082      58    5.41%
      Other short-term borrowings   . . . . . . .     1,662       75    4.48%     1,167       51   4.32%       144       7    4.99%
                                                    -------   ------    ----    -------   ------   ----     ------    ----    ----
        Total interest-bearing liabilities  . . .    32,310    1,392    4.31%    17,526      746   4.26%     2,192      98    4.48%
                                                    -------   ------    ----    -------   ------   ----     ------    ----    ----
    Demand deposits (1) . . . . . . . . . . . . .     6,440                       3,449                        220
    Other liabilities . . . . . . . . . . . . . .       296                         197                        762
    Shareholders' equity  . . . . . . . . . . . .     5,867                       5,852                      3,278
                                                    -------                     -------                     ------
        Total liabilities and shareholders' equity
                                                    $44,913                     $27,024                     $6,452
                                                    =======                     =======                     ======

    Net interest spread . . . . . . . . . . . . .                       3.55%                      3.13%                      1.72%

    Net interest income/margin  . . . . . . . . .             $1,802    4.44%             $1,024   4.28%              $245     4.43%
                                                              ======                      ======                      ====

----------------------
(1) All loans and deposits are domestic. The Company had no nonaccrual loans during the periods presented.

         The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.



 (IN THOUSANDS)                                1997 versus 1996               1996 versus 1995
                                            Increase (decrease) due to    Increase (decrease) due to
                                            --------------------------    --------------------------
                                            Volume   Rate       Net        Volume    Rate    Net
                                            ------   ----      ------      ------    ----    ------
 ASSETS
 Earning Assets

    Loans                                   $1,181   $ (1)     $1,180      $  949    $ (2)   $  947
    Securities:                                141      6         147         497       2       499
    Federal funds sold and securities
    purchased under agreements to resell        95     (2)         97          72      (4)       68
    Other short-term investments,                                             (87)      -       (87)
                                                                -----                        ------
     Total earning assets                    1,304    120       1,424       1,349      78     1,427
                                                                -----                        ------
 INTEREST-BEARING LIABILITIES

    Interest-bearing transaction accounts       27     (2)         25          32      (1)       31
    Money market accounts                      135     27         162          42      (1)       41
    Savings deposits                            98     (6)         92         131      (1)      131
    Time deposits                              347     (4)        343         403      (1)      402
    Other short term borrowings                 22      2          24          44      (1)       43
                                                                -----                        ------
       Total interest-bearing liabilities      637      9         646         652      (4)      648
                                                                -----                        ------
 Net interest income                                            $ 778                        $  779
                                                                =====                        ======

         Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability modeling is performed by the Company to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk.

         The following table illustrates the Company's interest rate sensitivity at December 31, 1997.



                        INTEREST SENSITIVITY ANALYSIS

                                                                             DECEMBER 31, 1997
                                                                             -----------------
(IN THOUSANDS)
                                                     AFTER THREE      AFTER SIX                       GREATER THAN
                                         WITHIN      THROUGH SIX       THROUGH          WITHIN         ONE YEAR OR
                                      THREE MONTHS     MONTHS       TWELVE MONTHS      ONE YEAR       NONSENSITIVE        TOTAL
                                      ------------     ------       -------------     ----------      ------------        -----
ASSETS
Earning Assets
  Loans   . . . . . . . . . . . .         $13,056        $1,435        $  1,210         $15,701           $13,299         $29,000
  Securities  . . . . . . . . . .           2,494           293           1,297           4,084             9,423          13,507
  Federal funds sold and securities
  purchased under agreement to
  resell  . . . . . . . . . . . .           2,620                                         2,620                             2,620
                                           ------       -------          ------          ------           -------         -------
    Total earning assets  . . . .          18,170         1,728           2,507          22,405            22,722          45,127
                                           ------       -------          ------          ------           -------         -------

LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
    NOW Accounts (1)    . . . . .             758           758           1,516           3,032             3,031           6,063
    Money Market accounts . . . .           5,957                                         5,957                             5,957
    Savings deposits (1)  . . . .             756           757           1,513           3,026             3,027           6,053
    Time deposits   . . . . . . .           9,216         3,884           1,642          14,742             1,878          16,620
                                           ------       -------          ------          ------           -------         -------
      Total interest-
        bearing deposits  . . . .          16,687         5,399           4,671          26,757             7,936          34,693

  Other short-term borrowings   .           2,143                                         2,143                             2,143
                                           ------       -------          ------          ------           -------         -------
      Total interest-bearing
        liabilities   . . . . . .          18,830         5,399           4,671          28,900             7,936          36,836
                                           ------       -------          ------          ------           -------         -------



Period gap  . . . . . . . . . . .          $( 660)      ($3,671)        ($2,164)        ($6,495)          $14,786          $8,291

Cumulative gap  . . . . . . . . .          $( 660)      ($4,331)        ($6,495)        ($6,495)           $8,291          $8,291
Ratio of cumulative gap to
  total earning assets  . . . . .           (1.46)%       (9.60)%        (14.39)%        (14.39)%           18.37%

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

         The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company currently is liability sensitive over all time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in
interest rates do not affect all assets and liabilities equally.   Net interest
income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

         At December 31, 1997 and 1996, the allowance for loan losses amounted to $380,000 and $201,000, respectively. This represents 1.31% and 1.20% of outstanding loans at December 31, 1997 and 1996, respectively. There were no charge-offs during 1995. There were no non-accrual, restructured or other non-performing loans at December 31, 1997, 1996 or 1995. In addition, there were no loans delinquent greater than 30 days. The provision for loan losses was $194,000, $135,000 and $77,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The provision was made based on management's assessment of general loan loss risk and asset quality.



                            ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)


                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1997       1996       1995
                                                  -------    -------    --------
 Average loans outstanding ....................   $23,192    $10,648    $   584
                                                  =======    =======    =======
 Loans outstanding at period end ..............   $29,000    $15,915    $ 3,756
                                                  =======    =======    =======
          Total nonperforming loans ...........        --         --         --
                                                  =======    =======    =======

 Beginning balance of allowance ...............   $   201    $    77    $  --

 Loans charged-off:
          1-4 family residential mortgage loans        --         --         --

          Home equity loans ...................        --         --         --

          Commercial loans ....................        --         --         --

          Lease receivables ...................        14         10       --
          Installment & credit card loans .....         4         11       --
                                                  -------    -------    -------

                  Total loans charged-off .....        18         11       --
                                                  -------    -------    -------

 Recoveries of previous charge-offs:

          1-4 family residential mortgage loans        --         --         --
          Home equity loans ...................        --         --         --

          Commercial loans ....................        --         --         --

          Lease receivables ...................         3         --         --

          Installment & credit card loans .....        --         --         --
                                                  -------    -------    -------
                  Total recoveries ............         3         --         --
                                                  -------    -------    -------

 Net loans charged-off ........................        15         11         --
                                                  -------    -------    -------

 Provision for loan losses ....................       194        135         77
                                                  -------    -------    -------
 Balance at period end ........................   $   380    $   201    $    77
                                                  =======    =======    =======

 Net charge-offs to average loans .............        --         --         --
                                                  -------    -------    -------

 Allowance as percent of total loans ..........      1.31%      1.26%      2.08%

 Nonperforming loans as % of total loans ......        --         --         --
 Allowance as % of nonperforming loans ........        --         --         --


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

         Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 1997, the Company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

         Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts. In addition, the Company originates mortgage loans which are closed in the name of a third party for which the Company receives a fee. Other sources of noninterest income is derived from bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 1997, was $262,000 as compared to $126,000 for 1996. This increase is primarily a result of the substantial growth in deposit account balances and the related deposit account fees. These fees amounted to $171,000 in 1997 as compared to $82,000 in 1996. Mortgage loan origination fees amounted to $41,000 in 1997 as compared to $25,000 in 1996. This increase is a result of more emphasis being placed on this source of revenue in 1997 as compared to 1996. Noninterest income amounted to $20,000 in 1995. The substantial increase in 1996 is attributable to the fact that the Bank did not begin operations until August 1995, and therefore had only four months of operations in 1995.

         Noninterest Expense. In the very competitive financial services market of recent years, management recognizes the need to place a great deal of emphasis on expense management and will continue to evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased from $1,297,000 for the year ended December 31, 1996 to $1,619,000 for the year ended December 31, 1997. Salary and employee benefits increased $172,000 in 1997 as compared to 1996. This increase results from normal merit increases as well as the addition of two full time equivalent and one part time equivalent employees in late 1996 and early 1997. Occupancy expense decreased from $130,000 in 1996 to $114,000 in 1997. This decrease is a result of reduced cost related to the move of the Lexington office in August 1996 and the move of the Forest Acres office in June 1997 to permanent facilities. Prior to moving into permanent facilities the cost of the temporary facilities were being depreciated over a short time period and resulted in higher depreciation expense during the comparable periods. Equipment expense increased from $102,456 in 1996 to $144,000 in 1997. This increase is primarily due to increased maintenance contract expense of approximately $31,000 for computer hardware and software which was initially under warranty for the first twelve months after being purchased. Marketing and public relations expense increased to $90,197 in 1997 as compared to $36,000 in 1996. This increase is attributable to planned increases in advertising during the Bank's second full year of operations. Correspondent bank fees, postage and other expenses increased primarily as a result of the growth of the Company in 1997 as compared to 1996 and the resulting increased activity.

         Noninterest expense increased $551,000 in 1996 as compared to 1995. This is a result of the Bank being in operation for only four months in 1995. Preopening activities accounted for $251,000 of the non interest expenses during 1995. These pre-opening activities included the preparation and filing of applications with various regulators and planning and organizing activities for the opening of the Bank.

         The following table sets forth for the periods indicated, the primary components of noninterest expense:

 (IN THOUSANDS)                                              YEAR ENDED DECEMBER 31,

                                                          1997          1996          1995
                                                          ----          ----          ----
 Salaries and employee benefits                         $  876        $  704         $ 251
 Occupancy                                                 114           130            58
 Equipment                                                 144           102            30
 Marketing and public relations                             90            36            27
 Data processing                                            96            94            33
 Supplies                                                   52            44            27
 Telephone                                                  22            23             8
 Correspondent services                                     38            30             7
 Insurance                                                  32            22             8
 Professional fees                                          36            36            14
 Postage                                                    22            13             2
 Other                                                      97            63            30
 Pre-opening expense                                         -             -           251
                                                        ------        ------         -----
                                                        $1,619        $1,297         $ 746
                                                        ======       =======         =====



Income Tax Expense

         The Company had a operating loss carryforward of approximately $733,000, $984,000 and $700,000 for the year ended December 31, 1997, 1996 and
1995, respectively. The realization of a deferred tax benefit by the Company as a result of net operating losses depends upon having sufficient taxable income of an appropriate character in the carryforward periods. The Company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. The Company has fully offset the deferred tax assets resulting primarily from the provision for bad debts, deferred pre-opening cost and the net operating loss carryforwards by a valuation allowance in the same amount.

FINANCIAL POSITION

         Total assets at December 31, 1997, were $51,012,000 as compared to $38,129,000 at December 31, 1996. Average earning assets increased to $40,624,000 during 1997 as compared to $23,950,000 during 1996. Asset growth was principally attributable to a net increase in loans of $13,085,000 during 1997. The loan growth was funded by an increase in deposit balances of $11,346,000 from year-end 1996 to year-end 1997. Shareholders' equity totaled $6,115,000 at December 31, 1997 as compared to $5,782,000 at December 31, 1996. This increase was primarily due to retained net income during 1997, as well as an increase in the unrealized gain/loss on investment securities available for sale in the amount of $66,000.

Earning Assets

         Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Bank's goals was to have loans be the largest category of the Bank's earning assets. At December 31, 1997 loans accounted for 64.3% of earning assets as compared to 47.5% of earning assets at
December 31, 1996.   Associated with the higher loan yields are the inherent
credit and liquidity risks which management attempts to control and counterbalance. Management is not willing to sacrifice asset quality in order to achieve its asset mix goals. Loans averaged $23,192,000 during 1997, as compared to $10,648,000 in 1996.

         The following table shows the composition of the loan portfolio by category:


 (In thousands)                                                  December 31,
                                   ------------------------------------------------------------------------

                                           1997                      1996                      1995
                                   ---------------------     ---------------------    ---------------------
                                   Amount        Percent     Amount        Percent    Amount        Percent
                                   ------        -------     ------        -------    ------        -------
 Commercial, financial and       $  7,148         24.65%    $  2,837        17.83%   $    497        12.96%
 agricultural

 Real Estate:
          Construction              2,006          6.92%         792         4.97%         35          .91%
          Mortgage-residential      4,457         15.37%       2,602        16.35%        664        17.34%
          Mortgage-commercial      10,454         36.05%       6,639        41.72%      1,580        41.22%
 Consumer                           4,880         16.83%       2,762        17.35%      1,057        27.57%
 Leases                                55           .18%         283         1.78%         --           --
                                 --------        ------     --------       ------    --------       ------
          Total gross loans        29,000        100.00%      15,915       100.00%      3,833       100.00%
                                                 ======                    ======                   ======
 Allowance for loan losses           (380)                      (201)                (     77)
                                 --------                   --------                 --------
          Total net loans        $ 28,620                   $ 15,714                 $  3,756
                                 ========                   ========                 ========


         The principal components of the Company's loan portfolio, at year end 1997 and 1996, were commercial mortgage loans in the amount of $10,454,000 and $6,639,000, representing 36.05% and 41.72% of the portfolio, respectively. A significant portion of these commercial mortgage loans are made to finance owner occupied real estate. Due to the short term the loan portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix.
Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

         The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1997.

      LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES



(IN THOUSANDS)                                                DECEMBER 31, 1997
                                                ----------------------------------------------
                                                          OVER ONE YEAR
                                                ONE YEAR      THROUGH     OVER FIVE
                                                OR LESS     FIVE YEARS       YEARS     TOTAL
                                                --------  --------------  ----------   -------
Commercial, financial and
agricultural..................................  $ 2,077   $ 4,558         $   513      $ 7,148
Real estate - construction....................    1,433       571              --        2,004
All other loans...............................    3,527    12,488           3,833       19,848
                                                -------   -------         -------      -------
                                                $ 7,037   $17,617         $ 4,346      $29,000
                                                =======   =======         =======      =======

       Loans maturing after one year with:
               Fixed interest rates................................................... $15,291
               Floating interest rates................................................   6,672
                                                                                       -------
                                                                                       $21,963
                                                                                       =======


         The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

         Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $13,239,000 in 1997, as compared to $10,856,000 in 1996. This represents 32.59% and 45.33% of the average earning assets for the year ended December 31, 1997 and 1996, respectively. The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the Company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 1997, the weighted average life of the portfolio was 1.7 years and the weighted average yield was 5.94%. The Company primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies with maturities up to five years.

         The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 1997.

           INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS (1)

(IN THOUSANDS)                                         DECEMBER 31, 1997
                              -------------------------------------------------------------------
                                                AFTER ONE BUT    AFTER FIVE BUT     AFTER TEN
                              WITHIN ONE YEAR WITHIN FIVE YEARS  WITHIN TEN YEARS      YEARS
                               -------------   --------------    ----------------  --------------
                               AMOUNT  YIELD   AMOUNT   YIELD     AMOUNT   YIELD   AMOUNT   YIELD
                               ------  -----   ------   -----     ------   -----   ------   -----
Held-to-maturity:

U.S. government agencies ..    $  500  6.39%   $1,400   6.03%
                               ------  ----    ------   ----
Available-for-sale:
U.S. Treasury .............     3,085  5.45%    2,719   5.95%
U.S. government agencies ..       500  5.98%    5,150   6.15%
Other .....................                                                        $153     6.00%
                               ------  ----    ------   ----      -----    ----    ----     ----
Total investment securities
available-for-sale ........     3,585  5.52%    7,869   6.09%                       153     6.00%
                               ------  ----    ------   -----     -----    ----    ----     ----
Total investment securities    $4,085  5.63%   $9,269   6.08%                      $153     6.00%
                               ======  ====    ======   ====      =====    ====    ====     ====

----------------------
(1) Investments with a call feature are shown as of the contractual maturity date.

         Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $4,193,000 in 1997, as compared to $2,446,000 in 1996. At December 31, 1997, short-term investments totaled 2,620,000. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits were $37,088,000 during 1997, compared to $19,808,000 during 1996. Average interest-bearing deposits were $30,648,000 in 1997, as compared to $16,359,000 in 1996.

         The following table sets forth the deposits of the Company by category.



                                    DEPOSITS

                                                                     DECEMBER 31,
                                          -------------------------------------------------------------------
(IN THOUSANDS)                                  1997                    1996                      1995
                                          ------------------       -----------------       ------------------
                                                  Percent of              Percent of               Percent of
                                          Amount   Deposits        Amount  Deposits        Amount   Deposits
                                          ------   --------        ------  --------        ------   --------
Demand deposit accounts . . . . . . .    $  7,554      17.88%     $ 6,044     19.56%       $1,255     11.06%
NOW accounts  . . . . . . . . . . . .       6,063      14.35%       3,989     12.91%        1,228     10.84%
Money market accounts . . . . . . . .       5,957      14.10%       1,974      6.39%        1,549     13.67%
Savings accounts  . . . . . . . . . .       6,053      14.33%       7,154     23.15%        1,779     15.70%
Time deposits less than $100,000  . .      10,248      24.26%       6,732     21.78%        2,905     25.63%
Time deposits of $100,000 or over . .       6,372      15.08%       5,008     16.21%        2,618     23.10%
                                         --------     ------      -------    ------       -------     -----
         Total deposits . . . . . . .    $ 42,247     100.00%     $30,901    100.00%      $11,334    100.00%
                                         ========     ======      =======    ======       =======    ======

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $35,875,000 and $25,893,000 at December 31, 1997 and 1996, respectively. A stable base of deposits are expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

         The maturity distribution of the Company's time deposits at December 31, 1997, is shown in the following table.

                     MATURITIES OF CERTIFICATES OF DEPOSIT
                  AND OTHER TIME DEPOSITS OF $100,000 OR MORE


(IN THOUSANDS)                                                                DECEMBER 31, 1997
                                                  -------------------------------------------------------------------
                                                                   AFTER THREE     AFTER SIX      AFTER
                                                   WITHIN THREE      THROUGH     THROUGH TWELVE   TWELVE
                                                      MONTHS       SIX MONTHS        MONTHS       MONTHS        TOTAL
                                                      ------       ----------        ------       ------        -----
Certificates of deposit of $100,000 or more......     $4,220         $ 1,341           $107        $704        $ 6,372
Other time deposits of $100,000 or more..........          -               -              -           -              -
                                                      ------          ------           ----        ----        -------
    Total........................................     $4,220          $1,341           $107        $704        $ 6,372
                                                      ======          ======           ====        ====        =======

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

         Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase. These borrowings averaged $1,548,000 and $1,098,380 during 1997 and 1996, respectively. These repurchase agreements are generally originated with customers that have other relationships with the Company and tend to provide a stable and predictable source of funding.

         The Company has short term borrowings provided through a U.S. Treasury demand note associated with a treasury tax and loan account. The average balance of this note for 1997 and 1996, was $114,000 and $68,000, respectively.

Capital

         Total shareholders' equity as of December 31, 1997 was $6,115,000, an increase of $333,000 or approximately 5.8% compared with shareholders' equity of $5,782,000 as of December 31, 1996. This increase was attributable to net income for the year ended December 31, 1997 of $251,000 a $66,000 increase in the market value of investment securities available-for-sale and $16,000 in net proceeds from issuance of Common Stock pursuant to the exercise of outstanding stock options.

         Under the capital guidelines of the OCC, the Bank is currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

         The Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.


                               ANALYSIS OF CAPITAL
                                 (IN THOUSANDS)

                             REQUIRED          ACTUAL            EXCESS
                          --------------   ---------------   ---------------
THE BANK:
December 31, 1997
Risk Based Capital
         Tier I           $1,401   4.00%   $5,232   14.93%   $3,831   10.93%
         Total Capital     2,803   8.00%    5,612   16.02%    2,809    8.02%
Tier I Leverage            1,463   3.00%    5,232   10.73%    3,769    7.73%


December 31, 1996
Risk Based Capital
         Tier I           $  851   4.00%   $4,982   23.41%   $4,131   19.41%
         Total Capital     1,703   8.00%    5,183   24.35%    3,480   20.35%
 Tier I Leverage           1,011   3.00%    4,982   14.79%    3,971   11.79%


                              REQUIRED            ACTUAL            EXCESS
                           --------------    ---------------   ---------------
 THE COMPANY:
 December 31, 1997
 Risk Based Capital
          Tier I            $1,401   4.00%   $6,098   17.41%   $4,697    13.41%
          Total Capital      2,803   8.00%    6,478   18.49%    3,675    10.49%
 Tier I Leverage             1,464   3.00%    6,098   12.50%    4,634     9.50%

 December 31, 1996
 Risk Based Capital
          Tier I            $  851   4.00%   $5,824   27.37%   $4,973    23.37%
          Total Capital      1,703   8.00%    6,025   28.31%    4,322    20.31%
          Tier I Leverage    1,011   3.00%    5,824   17.29%    4,813    14.29%

         A condition of the original offering was that a minimum of 610,000 shares be subscribed to and fully paid for prior to approval to become a bank holding company. There was a total of 688,077 shares sold during the offering period with gross proceeds after offering expenses of $6,829,000. Approximately $6,000,000 of the proceeds of the offering were used to capitalize the Bank.
The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.

LIQUIDITY MANAGEMENT

         Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the company's market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

         With the successful completion of the common stock offering in 1995, the Company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the Company and the Bank needed for operations. The Company's funds sold position, its primary source of liquidity, averaged $4,193,000 during the year ended December 31, 1997, and was $2,620,000 at December 31, 1997. The Company also maintains federal funds purchased lines, in the amount of $2,500,000, with several financial institutions, although these have not been utilized in 1997. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term liquidity needs successfully.

ACCOUNTING MATTERS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, (SFAS 130) "Reporting Comprehensive Income. SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position at the end of an accounting period. SFAS 130 is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

YEAR 2000

         The Company recognizes that there is a business risk in computerized systems as a result of the change into the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness; Assessment; Renovation; Validation; and Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. The Company has a program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures, due to processing errors arising from calculations using the year 2000 date. The Board of Directors and management of the Company have established year 2000 compliance as a strategic initiative. While the Company believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on its outside core data processing servicer. At the present time, the Company expects its core data processing provider vendor to have all of its systems compliant by September 30, 1998. The testing of such systems is expected to be substantially completed by December 31, 1998. The Company has established time lines for testing all ancillary systems, such as telephone systems and security devices by December 31, 1998. At this time, the Company has identified approximately $6,000 in cost for making modifications to correct year 2000 problems; however, the evaluation of all systems has not been completed and additional cost may be identified. Cost to upgrade the core operating system will be incurred by our data processing provider and it is not anticipated that any additional cost incurred by the Company to upgrade ancillary systems will materially differ from normal cost incurred during prior years to upgrade and maintain systems.

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

ITEM 7.  FINANCIAL STATEMENTS.


INDEX TO FINANCIAL STATEMENTS

---------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITOR  . . . . . . . . . . . . . . . . . . . . . .   25

BALANCE SHEETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .   27

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY   . . . . . . . . . . . . . .   28

STATEMENTS OF CASH FLOWS   . . . . . . . . . . . . . . . . . . . . . . . .   29

NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . 30-41

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
First Community Corporation
Lexington, South Carolina


         I have audited the accompanying balance sheets of First Community Corporation as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 1997 and 1996 and the results of its operations and its cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 8, 1998

                           FIRST COMMUNITY CORPORATION
                                 Balance Sheets



                                                                                          December 31,
                                                                                 ---------------------------
                                                                                   1997            1996
                   ASSETS                                                        -----------     -----------
Cash and due from banks                                                          $ 2,869,066     $ 1,975,527
Federal funds sold and securities purchased under
  agreements to resell                                                             2,620,000       5,752,272
Investment securities - available-for-sale                                        11,606,899       9,213,248
Investment securities - held-to-maturity (market value of
$1,894,940 and $2,562,844 at December  31, 1997 and 1996)                          1,900,000       2,600,076
Loans                                                                             28,999,906      15,915,004
Less,  allowance for loan losses                                                     380,120         200,860
                                                                                 -----------     -----------
   Net loans                                                                      28,619,786      15,714,144
Property, furniture and equipment - net                                            2,983,224       2,544,140
Other assets                                                                         413,456         329,834
                                                                                 -----------     -----------
    Total assets                                                                 $51,012,431     $38,129,241
                                                                                 ===========     ===========

                LIABILITIES
Deposits:
  Non-interest bearing demand                                                    $ 7,553,754     $ 6,043,599
  NOW and money market accounts                                                   12,020,414       5,963,086
  Savings                                                                          6,052,584       7,154,307
  Time deposits less than $100,000                                                10,247,650       6,731,697
  Time deposits $100,000 and over                                                  6,372,330       5,008,135
                                                                                 -----------     -----------
      Total deposits                                                              42,246,732      30,900,824
Securities sold under agreements to repurchase                                     2,143,400         923,400
Other borrowed money - demand note to US Treasury                                    111,383         299,559
Other liabilities                                                                    396,063         223,352
                                                                                 -----------     -----------
    Total liabilities                                                             44,897,578      32,347,135
                                                                                 -----------     -----------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    689,677 and 688,077 at December 31, 1997 and 1996, respectively                  689,677         688,077
Additional paid in capital                                                         6,155,237       6,140,837
Accumulated deficit                                                                 (732,904)       (984,080)
Unrealized gain (loss) on securities available-for-sale                                2,843         (62,728)
                                                                                 -----------     -----------
    Total shareholders' equity                                                     6,114,853       5,782,106
                                                                                 -----------     -----------
    Total liabilities and shareholders' equity                                   $51,012,431     $38,129,241
                                                                                 ===========     ===========



                       See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                            Statements of Operations


                                                                   Year ended December 31,
                                                        -------------------------------------------
                                                           1997              1996            1995
                                                        ----------        ----------       --------
Interest income:
  Loans, including fees                                 $2,184,512        $1,004,243      $  57,223
  Investment securities - available-for-sale               624,377           479,822        114,551
  Investment securities - held-to maturity                 157,403           155,504         21,885
  Federal funds sold and securities purchased
    under agreements to resell                             227,747           130,463         62,894
  Other,  pre-opening                                            -                 -         86,754
                                                        ----------        ----------      ---------
       Total interest income                             3,194,039         1,770,032        343,307
                                                        ----------        ----------      ---------
Interest expense:
  Deposits                                               1,317,360           695,626         91,096
  Securities sold under agreements to repurchase            70,007            48,095          7,174
  Other                                                      4,490             2,328              -
                                                        ----------        ----------      ---------
        Total interest expense                           1,391,857           746,049         98,270
                                                        ----------        ----------      ---------

Net interest income                                      1,802,182         1,023,983        245,037
Provision for loan losses                                  193,860           135,000         76,750
                                                        ----------        ----------      ---------
Net interest income after provision for loan losses      1,608,322           888,983        168,287
                                                        ----------        ----------      ---------
Non-interest income:
  Deposit service charges                                  170,863            82,192          7,434
  Mortgage origination fees                                 41,428            24,930          9,553
  Other                                                     49,779            18,803          2,582
                                                        ----------        ----------      ---------
      Total non-interest income                            262,070           125,925         19,569
                                                        ----------        ----------      ---------
Non-interest expense:
  Salaries and employee benefits                           876,091           704,416        250,902
  Occupancy                                                114,008           129,978         58,218
  Equipment                                                143,661           102,456         29,768
  Marketing and public relations                            90,197            35,596         27,317
  Other                                                    395,259           324,093        128,659
  Pre-opening expense                                            -                 -        250,826
                                                        ----------        ----------      ---------
      Total non-interest expense                         1,619,216         1,296,539        745,690
                                                        ----------        ----------      ---------
Net Income/(Loss)                                       $  251,176        $ (281,631)     $(557,834)
                                                        ==========        ==========      =========
Basic earnings/(loss) per common share                  $     0.36        $    (0.41)     $   (1.59)
                                                        ==========        ==========      =========
Diluted earnings/loss per common share                  $     0.36        $    (0.41)     $   (1.59)
                                                        ==========        ==========      =========



                       See Notes to Financial Statements

                          FIRST COMMUNITY CORPORATION
                 Statement of Changes in Shareholders' Equity


                                                                                                  Unrealized
                                                           Additional                           Gain (Loss) on
                                         Common             Paid-in           Accumulated         Securities
                                          Stock             Capital             Deficit         Avail. for Sale           Total
                                       ------------------------------------------------------------------------------------------

Balance December 31, 1994              $      10          $        90        $ (144,615)                   -          $  (144,515)

Issuance of common stock                 688,067            6,140,747                                                   6,828,814
Net loss                                                                       (557,834)                                 (557,834)
Unrealized gain on securities
   available-for-sale                                                                                  9,040                9,040
                                       ---------          -----------        ----------         ------------          -----------
Balance December 31, 1995                688,077            6,140,837          (702,449)               9,040            6,135,505

Net loss                                                                       (281,631)                                 (281,631)
Unrealized loss on securities
   available-for-sale                                                                                (71,768)             (71,768)
                                       ---------          -----------        -----------        ------------          -----------
Balance December 31, 1996              $ 688,077          $ 6,140,837        $  (984,080)       $    (62,728)         $ 5,782,106

Issuance of common stock                   1,600               14,400                                                      16,000
Net Income                                                                      251,176                                   251,176
Unrealized gain on securities
   available-for-sale                                                                                 65,571               65,571
                                       ---------          -----------        ----------         ------------          -----------
Balance December 31, 1997              $ 689,677          $ 6,155,237        $ (732,904)        $      2,843          $ 6,114,853
                                       =========          ===========        ==========         ============          ===========



                       See Notes to Financial Statements

                          FIRST COMMUNITY CORPORATION
                            Statements of Cash Flows

                                                                                    Year ended December 31,
                                                                         1997                 1996                1995
                                                                     -----------          -----------          -----------
Cash flows from operating activities:
 Net Income (loss)                                                   $   251,176          $  (281,631)         $  (557,834)
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
       Depreciation                                                      135,703              169,129               65,254
       Amortization (accretion) of premium/discount                      (57,987)              (4,070)                 105
       Provision for loan losses                                         193,860              135,000               76,750
       Increase in other assets                                          (83,623)            (142,965)            (145,438)
       Increase (decrease) in accounts payable                           171,112              114,060             (113,131)
                                                                     -----------          -----------          -----------
         Net cash provided (used) in operating activities                610,241              (10,477)            (674,294)
                                                                     -----------          -----------          -----------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                 (7,680,975)          (8,208,751)         (15,403,531)
 Maturity/call of investment securities available-for-sale             5,125,910            5,747,327            8,593,201
 Sale of investment securities available-for sale                        286,647
 Purchase of investment securities held-to-maturity                            -           (1,400,333)          (2,600,000)
 Maturity/call of investment securities held-to-maturity                 700,000            1,000,000              400,000
 Increase in loans                                                   (13,099,502)         (12,092,752)          (3,833,142)
 Purchase of property and equipment                                     (624,787)          (1,191,345)          (1,592,736)
 Proceeds from sale of equipment                                          50,000               41,935
                                                                     -----------          -----------          -----------
         Net cash used in investing activities                       (15,242,707)         (16,103,919)         (14,436,208)
                                                                     -----------          -----------          -----------


Cash flows from financing activities:
 Increase in deposit accounts                                         11,345,908           19,566,884           11,333,940
 Increase (decrease) in securities sold under
   agreements to repurchase                                            1,220,000             (708,100)           1,631,500
 Increase (decrease) in other borrowings                                (188,176)             130,198              169,361
 Proceeds from sale of common stock                                       16,000                    -            6,828,814
                                                                     -----------          -----------          -----------
        Net cash provided from financing activities                   12,393,732           18,988,982           19,963,615
                                                                     -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents                  (2,238,734)           2,874,586            4,853,113

Cash and cash equivalents at beginning
 of period                                                             7,727,799            4,853,213                  100
                                                                     -----------          -----------          -----------

Cash and cash equivalents at end of period                           $ 5,489,065          $ 7,727,799          $ 4,853,213
                                                                     ===========          ===========          ===========

Supplemental disclosure:
 Cash  paid during the period for:
   Interest                                                          $ 1,280,508          $   650,670          $    59,834

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-
      for-sale                                                       $    65,571          $   (71,768)         $     9,040



                       See Notes to Financial Statements

                          FIRST COMMUNITY CORPORATION
                         Notes to Financial Statements
                               December 31, 1997


Note 1      -   ORGANIZATION AND BASIS OF PRESENTATION

                The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. (the Bank). All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994 (the "Inception Date"). From the Inception Date through August 16, 1995, the Company was a development stage company. The activities during this period included conducting the initial public offering, the pursuit of approvals from various agencies to charter its bank subsidiary, establishing systems, and hiring and training personnel to open the Bank. Organizational costs in the amount of $28,300 have been capitalized and are being amortized over a period of five years.

Note 2      -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Use of Estimates
                The financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses. The estimation process includes management's judgment as to future losses on existing loans based on an internal review of the loan portfolio, including an analysis of the borrowers current financial position, the consideration of current and anticipated economic conditions and the effect on specific borrowers. In determining the collectibility of loans management also considers the fair value of underlying collateral. Various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors it is possible that the allowance for loan losses could change materially.

                Cash and Cash Equivalents
                Cash and cash equivalents consist of cash on hand, due from banks, federal funds sold and securities purchased under agreements to resell. Generally federal funds are sold for a one-day period and securities purchased under agreements to resell mature in less than 90 days.

                Investment Securities
                Investment securities are classified as either held-to-maturity or available-for-sale. In determining such classification, securities that the Company has the positive intent and ability to hold to maturity are classified as held-to maturity and are carried at amortized cost. All other securities are classified as available-for-sale and carried at estimated fair values with unrealized gains and losses included in shareholders' equity on an after tax basis. At June 30, 1995, all investment securities were classified

                Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

                Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

                Loans and Allowance for Loan Losses
                Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or or costs on originated loans. Interest is recognized over the term of the loan based on the loan balance outstanding. Fees charged for originating loans, if any are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees are recognized as yield adjustments by applying the interest method.

                The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, economic conditions and volume, growth and composition of the portfolio.

                The accrual of interest on impaired loans is discontinued when. in management's opinion , the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

                Stock Based Compensation Cost
                The Company applies Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued in October 1995, and encourages but does not require, adoption of a fair value method of accounting for employee stock based compensation plans. See Note 12.

                Earnings/Loss Per Share
                During February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS 128 requires entities with other than simple capital structures to present basic and diluted per share amounts for income from continuing operations and net income. Basic earnings per share is calculated by the Company by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding plus the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted earnings per share include the effects of outstanding stock options issued by the Company. See Note 13.

Note 3      -   INVESTMENT SECURITIES

                The amortized cost and estimated fair values of investment securities are summarized below:

                HELD-TO-MATURITY:

                                                                            Gross          Gross
                                                          Amortized      Unrealized     Unrealized
                                                            Cost            Gain           Loss           Fair Value
                                                         -----------------------------------------------------------
                December 31, 1997:
                U.S. Government agency securities        $1,900,000               -     $    5,060        $1,894,940
                                                         ===========================================================

                December 31, 1996:
                U.S. Government agency securities        $2,600,076               -     $   37,232        $2,562,844
                                                         ===========================================================




                AVAILABLE-FOR-SALE:

                                                                            Gross         Gross
                                                          Amortized      Unrealized     Unrealized
                                                            Cost            Gain           Loss           Fair Value
                                                         ------------------------------------------------------------
                December 31, 1997:
                US Treasury securities                   $ 5,792,837     $   14,514     $    3,162          5,804,189
                US Government agency securities            5,656,591          8,068         14,979          5,649,680
                Other                                        153,030              -              -            153,030
                                                         ------------------------------------------------------------
                                                          11,602,458     $   22,582     $   18,141        $11,606,899
                                                         ============================================================

                December 31, 1996:
                US Treasury securities                   $ 4,738,586     $     6,426    $   20,803        $ 4,724,209
                US Government agency securities            4,386,660           4,737        53,088          4,338,309
                Other                                        150,730               -             -            150,730
                                                         ------------------------------------------------------------
                                                         $ 9,275,976     $    11,163    $   73,891        $ 9,213,248
                                                         ============================================================


                The amortized cost and fair value of investment securities at December 31, 1997, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without pre-payment penalties.

                                                             Held-to-maturity                 Available-for-sale
                                                             ----------------                 ------------------
                                                          Amortized        Fair          Amortized            Fair
                                                            Cost          Value            Cost              Value
                                                         ------------------------------------------------------------
                Due in one year or less                  $   500,000      $  500,000    $ 3,585,343       $ 3,584,534
                Due after one year through five years      1,400,000       1,394,940      7,864,083         7,869,365
                Due after ten years                                -               -        153,030           153,030
                                                         ------------------------------------------------------------
                                                         $ 1,900,000      $1,894,940    $11,602,456       $11,606,929
                                                         ============================================================

                Securities with an amortized cost of $3,090,468 and fair value of $3,089,235 at December 31, 1997, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase. During the year ended December 31, 1997, there were proceeds from the sale and call of securities from the available-for-sale portfolio of $586,647. Gross gains amounted to $2,345 and gross losses amounted to $2,304. There were no sales of securities during 'the years ended December 31, 1996 and 1995.

Note 4      -   LOANS

                Loans summarized by category are as follows:

                                                                                       December 31,
                                                                                    1997           1996
                                                                                ----------------------------
                Commercial, financial and agricultural                          $ 7,148,239       $2,837,396
                Real estate - construction                                        2,005,911          791,758
                Real estate - mortgage
                  Commercial                                                     10,453,666        6,639,358
                  Residential                                                     4,456,963        2,602,274
                Consumer                                                          4,880,202        2,761,621
                Leases                                                               54,925          282,597
                                                                                ----------------------------
                                                                                $28,999,906      $15,915,004
                                                                                ============================

                Activity in the allowance for loan losses was as follows:

                                                                                                   December 31,
                                                                                    1997              1996          1995
                                                                                --------------------------------------------
                Balance at the beginning of year                                $   200,860      $     76,750     $        -
                Provision for loan losses                                           193,860           135,000         76,750
                Charged off loans                                                   (17,357)          (11,205)             -
                Recoveries                                                            2,757               315              -
                                                                                --------------------------------------------
                Balance at end of year                                          $   380,120      $    200,860     $   76,750
                                                                                ============================================

                Loans outstanding to Bank directors, executive officers and their related business interests amounted to $2,101,797 and $1,754,550 at December 31, 1997 and 1996, respectively. Total loans made during the year ended December 31, 1997 totalled $1,026,548 and repayments totalled $679,301. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 5      -   PROPERTY AND EQUIPMENT

                Property and equipment consisted of the following:

                                                                                       December 31,
                                                                                   1997            1996
                                                                                ----------------------------

                Land                                                            $   952,774      $   952,774
                Premises                                                          1,742,438        1,207,204
                Equipment                                                           491,102          435,859
                Construction in process                                                   -           83,694
                                                                                ----------------------------
                                                                                  3,186,314        2,679,531
                Accumulated depreciation                                            203,090          135,391
                                                                                ----------------------------
                                                                                $ 2,983,224      $ 2,544,140
                                                                                ============================

                Provision for depreciation included in operating expenses for the years ended December 31, 1997, 1996, and 1995 amounted to $135,703, $169,129 and $65,254, respectively.

Note 6      -   DEPOSITS

                At December 31, 1997, the scheduled maturities of Certificates of Deposits are as follows:

                                         1998            $  14,741,699
                                         1999                1,231,753
                                         2000                  625,278
                                         2001                   21,250
                                                         -------------
                                                         $  16,619,980
                                                         =============

Note 7      -   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 1997 and 1996, was 5.49% and 4.96%, respectively. The maximum month-end balance during 1997 and 1996 was $2,492,800 and $1,198,800, respectively.

Note 8      -   INCOME TAXES

                The Company's accounting and reporting for the effect of income taxes is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The realization of a deferred tax benefit by the Company depends upon having sufficient taxable income of an appropriate character in the carryforward periods. Under SFAS 109 deferred tax assets are recognized for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. At December 31, 1997 and 1996 net deferred tax assets existed of approximately $259,199 and $352,129, respectively. The deferred tax assets have been offset by a valuation allowance.

                   Income tax expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                                 Year ended December 31
                                                         1997           1996           1995
                                                       --------------------------------------
                Current
                    Federal                            $      -      $       -       $      -
                    State                                     -              -              -
                                                       --------------------------------------
                                                              -              -              -
                                                       --------------------------------------
                Deferred
                   Federal                               85,141        (94,276)      (183,961)
                   State                                  7,789         (8,551)       (16,475)
                                                       --------------------------------------
                                                         92,930       (102,827)      (200,436)
                                                       --------------------------------------
                Change in valuation allowance           (92,930)       102,827        200,436
                                                       --------------------------------------
                Income tax expense                     $      -      $       -       $      -
                                                       ======================================

                  A reconciliation from expected federal tax expense (benefit) to effective income tax expense for the periods indicated are as follows:

                                                                     Year ended December 31
                                                             1997                1996             1995
                                                         ----------------------------------------------
                Expected federal income tax
                   expense (benefit)                     $  85,399          $  (95,755)        (189,664)

                  State income tax net of federal
                    benefit                                  7,459              (8,365)         (16,568)
                  Change in beginning of year
                    valuation allowance                    (92,930)            102,827          200,436
                  Other                                         72               1,293            5,796
                                                         ----------------------------------------------
                                                         $       -           $       -       $        -
                                                         ==============================================



                The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996.

                                                                                         December 31,
                                                                                  1997                   1996
                                                                                -------------------------------
                Assets:
                   Provision for bad debts                                          $136,808          $  72,291
                   Deferred pre-opening cost                                          73,532            101,997
                   Net operating loss                                                 52,911            208,285
                   Book depreciation in excess of tax depreciation                         -             12,235
                   Other                                                               5,418              1,309
                                                                                -------------------------------
                              Total deferred tax assets                              268,669            396,117
                                Valuation reserve                                   (259,199)          (352,129)
                                                                                -------------------------------
                              Net deferred tax asset                                   9,470             43,988
                Liabilities:
                   Cash basis accounting for tax purposes                              5,975             43,988
                   Tax depreciation in excess of book depreciation                     1,897                  -
                   Unrealized gain on securities available for sale                    1,598                  -
                                                                                -------------------------------
                              Total deferred tax liabilities                           9,470             43,988
                                                                                -------------------------------
                              Net deferred tax asset recognized                 $      -              $       -
                                                                                ===============================

                The Company has a net operating loss for income tax purposes at December 31, 1997, of approximately $147,000. Net operating losses will expire in the year 2011, if not previously utilized.

                FAIR VALUE OF FINANCIAL INSTRUMENTS
Note 9      -
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

                Loans - For certain categories of loans, such as variable rate loans and other lines of credit, the carrying amount, adjusted for credit risk, is a reasonable estimate of fair value as the Company has the ability to reprice the loan as interest rate changes occur. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

                Accrued Interest Receivable - The fair value approximates the carrying value.

                Deposits - The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

                Short Term Borrowings - the carrying value of short term borrowings (securities sold under agrreements to repurchase and demand notes to the U.S. Treasury) approximate fair value.

                Accrued Interest Payable - The fair value approximates the carrying value.

                Commitments to Extend Credit - The fair value of these commitments are immaterial because their underlying interest rates approximate market.

                The carrying amount and estimated fair value of the Company's financial instruments are as follows:


                                                               December 31, 1997            December 31, 1996
                                                           -------------------------------------------------------
                                                             Carrying        Fair         Carrying        Fair
                                                              Amount        Value          Amount        Value
                                                           -------------------------------------------------------
                Financial Assets:
                  Cash and short term investments          $ 5,489,066    $ 5,489,066   $ 7,727,799    $ 7,727,799
                                                           =======================================================

                  Investment securities:
                    Held-to-maturity                       $ 1,900,000    $ 1,894,940   $ 2,600,076    $ 2,562,844
                    Available-for-sale                      11,606,899     11,606,899     9,213,248      9,213,248
                                                           -------------------------------------------------------
                        Total investment securities        $13,506,899    $13,501,839   $11,813,324    $11,776,092
                                                           =======================================================

                  Loans
                    Adjustable rate                        $11,465,832    $11,465,832   $ 6,508,335    $ 6,508,335
                    Fixed rate                              17,534,074     17,573,708     9,406,669      9,399,644
                                                           -------------------------------------------------------
                        Total loans                         28,999,906     29,039,540    15,915,004     15,907,979
                     Allowance for loan losses                 380,120                      200,860              -
                                                           -------------------------------------------------------
                        Net loans                          $28,619,786    $29,039,540   $15,714,144    $15,907,979
                                                           =======================================================
                  Accrued interest receivable              $   339,455    $   339,455   $   274,315    $   274,315
                                                           =======================================================

                Financial liabilities:
                  Deposits
                   Non-interest bearing demand               7,553,754      7,553,754     6,043,599      6,043,599
                   NOW and money market accounts            12,020,414     12,020,414     5,963,086      5,963,086
                   Savings                                   6,052,584      6,052,584     7,154,307      7,154,307
                   Certificates of deposit                  16,619,980     16,639,498    11,739,832     11,748,371
                                                           -------------------------------------------------------
                        Total deposits                     $42,246,732    $42,266,250   $30,900,824    $30,909,363
                                                           =======================================================
                  Short term borrowings                    $ 2,254,783    $ 2,254,783   $ 1,222,959    $ 1,222,959
                                                           =======================================================
                  Accrued interest payable                 $   236,667    $   236,667   $   133,815    $   133,815
                                                           =======================================================

Note 10     -   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF
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

                The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 1997, the Bank had commitments to extend credit of $6,823,651.

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

                The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 1997, management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank's loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 11     -   OTHER AND PRE-OPENING EXPENSES

                A summary of the components of other non-interest expense is as follows:

                                                                December 31,
                                                1997                1996                   1995
                                             -------------------------------------------------------
                Data processing              $  96,143          $      93,712              $  32,617
                Supplies                        52,063                 43,940                 27,519
                Telephone                       22,385                 22,630                  7,735
                Correspondent services          38,097                 29,854                  6,660
                Insurance                       32,380                 22,100                  7,803
                Postage                         21,863                 13,051                  1,817
                Professional fees               35,585                 35,942                 13,791
                Other                           96,743                 62,864                 30,717
                                             -------------------------------------------------------
                                             $ 395,259          $     324,093              $ 128,659
                                             =======================================================

                A summary of the components of pre-opening expenses for the period ended December 31, 1995 is as follows:

                Salaries and employee benefits                 $155,706
                Consultant fees                                  13,125
                Occupancy cost                                   10,046
                Marketing                                        23,819
                Supplies                                         19,334
                Other                                            28,796
                                                               --------
                                                               $250,826
                                                               ========


Note 12     -   STOCK OPTIONS

                The Company has adopted the 1996 Stock Option Plan under which an aggregate of 110,000 shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. During the year ended December 31, 1996, 88,000 shares were granted, at an option price of $10.00 per share, which are exercisable for a period of ten years from the date of grant.

                Stock option transactions for the year ended December 31, 1997 and 1996 are summarized as follows:


                                                                  1997                     1996
                                                                  ----                     ----
                                                                        Weighted                 Weighted
                                                                         Average                  Average
                                                           Shares    Exercise Price    Shares   Exercise Price
                                                           ---------------------------------------------------
                Outstanding at the beginning of
                  year                                     88,000    $        10.00             $            -
                      Granted                                   -                 -    88,000            10.00
                      Exercised                            (1,600)            10.00         -                -
                      Forfeited                            (2,400)            10.00         -                -
                                                           ---------------------------------------------------
                Outstanding at end of year                 84,000    $        10.00    88,000   $        10.00
                                                           ===================================================
                Option exercisable at end of year          47,200    $        10.00    32,000   $        10.00
                                                           ===================================================

                In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) The statement defines a fair value based method of accounting for employee stock options granted after December 31, 1994. However, SFAS 123 allows an entity to account for these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided pro forma disclosure of net income and earnings per share are made as if SFAS 123 had been applied. The Company has elected to use APB 25 and provide the required pro-forma disclosures. Accordingly, no compensation cost has been recognized in the financial statements for the Company's stock option plan.

                The following summarizes pro-forma data in accordance with SFAS 123:

                                                                                           Year ended December 31,
                                                                                           1997              1996
                                                                                         ---------------------------
                Net income, pro-forma                                                    $228,712         $ (321,951)
                Basic earnings/loss per common share, pro-forma                          $   0.33         $    (0.47)
                Diluted earnings loss per common share, pro-forma                        $   0.33              (0.47)

                The assumptions used in estimating compensation cost on a pro-forma basis were: dividend yield of 0.6%, expected life of six years, volatility of near 0% and risk free interest rate of 6.36%.

Note 13     -   EMPLOYEE BENEFIT PLAN

                The Company maintains a 401 (k) plan which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulation. During 1997, the Company made a discretionary profit sharing contribution to the plan in the amount of $15,350. Beginning in 1998 the Company will match 50% of an employees contribution up to 4.00% of the participants contribution.

Note 14     -   EARNINGS PER SHARE

                The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                                                      Year ended December 31,
                                                                                  1997          1996          1995
                                                                                -------------------------------------
                Numerator (Included in basic and
                      diluted earnings per share)                               $251,176     $(281,631)     $(557,834)
                                                                                =====================================

                Denominator
                  Weighted average common shares outstanding for:
                     Basic earnings per share                                    689,015       688,077        350,641
                       Dilutive securities:
                         Stock options - Treasury
                            stock method                                          14,276         3,615              -
                                                                                -------------------------------------
                     Diluted earnings per share                                  703,291       691,692        350,641
                                                                                =====================================

                The average market price used in calculating the assumed number of shares issued for the years ended December 31, 1997 and 1996 was $12.00 and $10.50, respectively.

Note 15     -   CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

                The Bank is subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Bank is required to maintain minimum Tier 1 capital, total risked based capital and Tier 1 leverage ratios of 4%, 8% and 3%, respectively.

                At December 31, 1997, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the Bank must maintain minimum Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's well capitalized status. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated assets exceed $150 million.

                The actual capital amounts and ratios for the Bank and the Company are as follows:

                                                            1997                         1996
                                                  --------------------------------------------------
                                                     Amount      Ratio             Amount      Ratio
                                                     ------      -----             ------      -----

                First Community Corporation
                  Tier 1 Capital                  $6,098,008     17.41%         $5,823,834    27.37%
                  Total Risked Based Capital       6,478,008     18.49%          6,024,834    28.34%
                  Tier 1 Leverage                  6,098,008     12.50%          5,823,834    27.84%
                First Community Bank, NA
                  Tier 1 Capital                  $5,232,345     14.93%         $4,982,000    23.41%
                  Total Risked Based Capital       5,612,345     16.02%          5,183,000    24.35%
                  Tier 1 Leverage                  5,232,345     10.73%          4,982,000    14.79%

                The Company's dividend payments (when available) will be made primarily from dividends received from the Bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 1997, there were no retained net profits free of such restriction.

                PARENT COMPANY FINANCIAL INFORMATION
Note 16     -
                The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

                Condensed Balance Sheets

                                                                                         At December 31,
                                                                                ---------------------------------
                                                                                   1997                   1996
                                                                                ---------------------------------
                Assets:
                  Cash on deposit                                               $      852             $    3,302
                  Interest-bearing deposits with the Bank                          878,486                857,173
                  Investment in Bank subsidiary                                  5,246,346              4,931,231
                  Other                                                                480                    350
                                                                                ---------------------------------
                        Total assets                                            $6,126,164             $5,792,056
                                                                                =================================

                Liabilities:
                  Other                                                             14,154                  9,950
                                                                                ---------------------------------

                Shareholders' equity                                             6,112,010              5,782,106
                                                                                ---------------------------------
                        Total liabilities and shareholders' equity              $6,126,164             $5,792,056
                                                                                =================================

-------------------------------------------------------------------------------
Condensed Statements of Operations


                                                                                 Year ended December 31,
                                                              ---------------------------------------------------------
                                                                  1997                   1996                  1995
                                                              ---------------------------------------------------------
 Income:

   Interest income                                            $      39,445            $    40,582          $    16,983
                                                              ---------------------------------------------------------

 Expenses:
   Other                                                             40,655                 22,446               13,158
                                                              ---------------------------------------------------------

 Equity in undistributed earnings (loss) of subsidiary              252,386               (299,767)            (561,659)
                                                              ---------------------------------------------------------

 Net Income/(loss)                                            $     251,176            $  (281,631)         $  (557,834)
                                                              =========================================================


 Condensed Statements of Cash Flows                                              Year ended December 31,
 ----------------------------------                           ---------------------------------------------------------
                                                                  1997                    1996                  1995
                                                              ---------------------------------------------------------
 Cash flows from operating activities:
   Net Income/(loss)                                          $     251,176            $  (281,631)         $  (557,834)
 Adjustments to reconcile net income/(loss) to net
    cash used by operating activities
       Increase in equity in undistributed (earnings) loss
           of subsidiary - 1997                                    (252,386)
                           1996                                                            299,767
                           1995                                                                                 561,659
                           1994                                                                                 144,615
       Other-net                                                      4,073                 11,618             (146,633)
                                                              ---------------------------------------------------------
 Net cash provided (used) by operating activities                     2,863                 29,754                1,807
                                                              ---------------------------------------------------------

 Cash flows from investing activities:
   Investment in subsidiary                                               -                      -           (6,000,000)
   (Purchase) maturity of investment security available-
     for sale                                                             -                749,688             (749,688)
                                                              ---------------------------------------------------------
 Net cash used by investing activities                                    -                749,688           (6,749,688)
                                                              ---------------------------------------------------------


 Cash flows from financing activities:
   Proceeds from issuance of common stock                            16,000                      -            6,828,814
                                                              ---------------------------------------------------------

     Increase in cash and deposits with Bank                         18,863                779,442               80,933
     Cash and cash equivalent, beginning of period                  860,475                 81,033                  100
                                                              ---------------------------------------------------------
     Cash and cash equivalent, end of period                  $     879,338            $   860,475          $    81,033
                                                              =========================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NOT APPLICABLE.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is set form under "Election of Director" on pages 2 through 5 of the Registrant's Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), which information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this item is set forth under "Compensation of Directors and Executive Officers" on pages 5 through 7 of the 1998 Proxy Statement, which information is incorporated herein by reference.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 8 through 9 of the 1998 Proxy Statement, which information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 10 of the 1998 Proxy Statement, which information is incorporated herein by reference.


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

                 10.6 First Community Corporation 1996 Stock Option Plan. (Incorporated by reference to the Company's 1995 Annual Report on Form 10 KSB)

                 10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. to build a banking facility in Forest Acres, South Carolina (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB).

                 21.1     Subsidiaries of the Company.

                 27       Financial Data Schedule (for SEC use only).

         *       Denotes executive compensation contract or arrangement.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 First Community Corporation
                                 ------------------------------------------


Date:    March 25, 1998          By: /s/ Michael C. Crapps
                                    ---------------------------------------
                                    Michael C. Crapps
                                    President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                Title                               Date
                     ---------                                -----                               ----
     /s/ Richard K. Bogan                                    Director                        March 25, 1998
     ----------------------------------
     Richard K. Bogan


     /s/ William L. Boyd, III                                Director                        March 25, 1998
     ----------------------------------
     William L. Boyd, III


     /s/ Thomas C. Brown                                     Director                        March 25, 1998
     ----------------------------------
     Thomas C. Brown


     /s/ Chimin J. Chao                                      Director                        March 25, 1998
     ----------------------------------
     Chimin J. Chao


     /s/ Robert G. Clawson                                   Director                        March 25, 1998
     ----------------------------------
     Robert G. Clawson


     /s/ Michael C. Crapps                        Director, President and Chief              March 25, 1998
     ----------------------------------                 Executive Officer
     Michael C. Crapps


     /s/ Hinton G. Davis                                     Director                        March 25, 1998
     ----------------------------------
     Hinton G. Davis


     /s/ Anita B. Easter                                     Director                        March 25, 1998
     ----------------------------------
     Anita B. Easter


     /s/ O.A. Ethridge                                       Director                        March 25, 1998
     ----------------------------------
     O.A. Ethridge


     /s/ George H. Fann, Jr.                                 Director                        March 25, 1998
     ----------------------------------
     George H. Fann, Jr.

                     Signature                                Title                               Date
                     ---------                                -----                               ----
     /s/ William A. Jordan                                   Director                        March 25, 1998
     ----------------------------------
     William A. Jordan


     /s/ W. James Kitchens, Jr.                              Director                        March 25, 1998
     ----------------------------------
     W. James Kitchens, Jr.


     /s/ James C. Leventis                     Director, Chairman of the Board and           March 25, 1998
     ----------------------------------                     Secretary
     James C. Leventis


     /s/ Broadus Thompson                                    Director                        March 25, 1998
     ----------------------------------
     Broadus Thompson


     /s/ Angelo L. Tsiantis                                  Director                        March 25, 1998
     ----------------------------------
     Angelo L. Tsiantis


     /s/ Loretta R. Whitehead                                Director                        March 25, 1998
     ----------------------------------
     Loretta R. Whitehead


     /s/ Mitchell M. Willoughby                              Director                        March 25, 1998
     ----------------------------------
     Mitchell M. Willoughby