Form 10QSB
period 1998-03-31
FIRST COMMUNITY CORP /SC/
filed 1998-05-14
CIK 932781

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended March 31, 1998


         Transition report under Section 13 or 15(d) of the Exchange Act for the
-----    transition period from              to
                                ------------   ------------

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


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         689,677 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 1998

         Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the "Company") are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS


                                                                                    March 31,
                                                                                       1998           December 31,
                                                                                   (Unaudited)            1997
                                                                                   ------------       ------------
              ASSETS

Cash and due from banks                                                            $  1,939,287       $  2,869,066
Federal funds sold and securities purchased under
  agreements to resell                                                                6,464,779          2,620,000
Investment securities - available for sale                                           12,485,831         11,606,899
Investment securities - held to maturity (market value of $2,891,186 and
  $1,894,940 at March 31, 1998 and
  December 31, 1997, respectively)                                                    2,898,129          1,900,000
Loans                                                                                31,624,759         28,999,906
Less,  allowance for loan losses                                                        421,408            380,120
                                                                                     ----------         ----------
   Net loans                                                                         31,203,351         28,619,786
Property, furniture and equipment - net                                               2,954,365          2,983,224
Other assets                                                                            381,904            413,456
                                                                                   ------------       ------------
    Total assets                                                                   $ 58,327,646       $ 51,012,431
                                                                                   ============       ============


           LIABILITIES

Deposits:
  Non-interest bearing demand                                                      $  8,033,556       $  7,553,754
  NOW and money market accounts                                                      12,448,861         12,020,414
  Savings                                                                             6,481,700          6,052,584
  Time deposits less than $100,000                                                   11,046,296         10,247,650
  Time deposits $100,000 and over                                                     8,689,205          6,372,330
                                                                                   ------------       ------------
     Total deposits                                                                  46,699,618         42,246,732
Securities sold under agreements to repurchase                                        4,973,500          2,143,400
Other borrowed money - demand note to US Treasury                                        75,210            111,383
Other liabilities                                                                       343,233            396,063
                                                                                   ------------       ------------
    Total liabilities                                                                52,091,561         44,897,578
                                                                                   ------------       ------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 689,677 and 688,077 at March 31, 1998 and December
    31, 1997, respectively                                                              689,677            689,677
Additional paid in capital                                                            6,155,237          6,155,237
Accumulated deficit                                                                    (616,585)          (732,904)
Accumulated other comprehensive income                                                    7,756              2,843
                                                                                   ------------       ------------
    Total shareholders' equity                                                        6,236,085          6,114,853
                                                                                   ------------       ------------
    Total liabilities and shareholders' equity                                     $ 58,327,646       $ 51,012,431
                                                                                   ============       ============

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                      Three              Three
                                                                                   Months Ended       Months Ended
                                                                                    March 31,           March 31,
                                                                                       1998               1997
                                                                                   (Unaudited)         (Unaudited)
                                                                                   ------------       ------------
Interest income:
  Loans, including fees                                                            $    698,834       $    411,224
  Investment securities - taxable                                                       214,528            193,794
  Federal funds sold and securities purchased
    under resale agreements                                                              69,111             48,239
                                                                                   ------------       ------------
       Total interest income                                                            982,473            653,257
                                                                                   ------------       ------------

Interest expense:
  Deposits                                                                              399,513            266,873
  Federal funds sold and securities sold under agreement
   to repurchase                                                                         37,731             11,407
  Other borrowed money                                                                    1,064              1,090
                                                                                   ------------       ------------
      Total interest expense                                                            438,308            279,370
                                                                                   ------------       ------------
Net interest income                                                                     544,165            373,887
Provision for loan losses                                                                43,000             37,000
                                                                                   ------------       ------------
Net interest income after provision for loan losses                                     501,165            336,887
                                                                                   ------------       ------------

Non-interest income:
  Deposit service charges                                                                45,871             33,923
  Mortgage origination fees                                                               7,280              2,696
  Other                                                                                  29,723              9,153
                                                                                   ------------       ------------
      Total non-interest income                                                          82,874             45,772
                                                                                   ------------       ------------

Non-interest expense:
  Salaries and employee benefits                                                        247,311            199,851
  Occupancy                                                                              27,587             28,889
  Equipment                                                                              40,445             31,957
  Marketing and public relations                                                         35,311             16,470
  Other                                                                                 117,066             89,833
                                                                                   ------------       ------------
      Total non-interest expense                                                        467,720            367,000
                                                                                   ------------       ------------

Net income                                                                         $    116,319       $     15,659
                                                                                   ============       ============

Basic earnings per common share                                                    $       0.17       $       0.02
                                                                                   ============       ============
Diluted earnings per share                                                         $       0.16       $       0.02
                                                                                   ============       ============

                           FIRST COMMUNITY CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME


                                                                     Three months ended March 31,
                                                                    -----------------------------
                                                                      1998                 1997
                                                                    --------             --------
Net income                                                          $116,319             $ 15,659

Other comprehensive income, net of tax:
  Unrealized gains (losses) arising
   during the period, net of tax
   effect of $2,645, $0.00 for the
   three months ended March
   31, 1998 and 1997                                                   4,913              (43,214)
                                                                    ========             ========
Comprehensive income (loss)                                         $121,232             $(27,555)
                                                                    ========             ========

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                               Accumulated
                                             Additional                           Other
                                Common         Paid-in       Accumulated      Comprehensive
                                Stock          Capital         Deficit            Income            Total
                               --------      ----------      -----------      --------------     -----------
Balance December 31, 1997      $689,677      $6,155,237      $(732,904)           $2,843         $6,114,853
Net income                                                     116,319                              116,319
                                                                                                         --
Other comprehensive
income, net of tax                                                                 4,913              4,913
                               --------      ----------      ---------            ------         ----------
Balance March 31, 1998         $689,677      $6,155,237      $(616,585)           $7,756         $6,236,085
                               ========      ==========      =========            ======         ==========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                             Three months ended March 31,
                                                                            -----------------------------
                                                                                1998             1997
                                                                            -----------       -----------
Cash flows from operating activities:
 Net income                                                                 $   116,319       $    15,659
 Adjustments to reconcile net income to
   net cash provided (used) in operating activities:
       Depreciation                                                              32,630            35,314
       Premium amortization (discount accretion)                                (26,087)           (2,365)
       Provision for loan losses                                                 43,000            37,000
       (Increase) decrease in other assets                                       31,552            15,536
       Increase  in accounts payable                                            (55,408)          (14,952)
                                                                            -----------       -----------
         Net cash provided in operating activities                              142,006            86,192
                                                                            -----------       -----------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                        (4,682,794)       (3,080,302)
 Maturity of investment securities available-for-sale                         3,837,436         2,497,801
 Purchase of investment securities held-to-maturity                          (1,498,125)                -
 Maturity of investment securities held-to-maturity                             500,000                 -
 Increase in loans                                                           (2,626,565)       (3,854,584)
 Purchase of property and equipment                                              (3,771)         (181,885)
                                                                            -----------       -----------
         Net cash used in investing activities                               (4,473,819)       (4,618,970)
                                                                            -----------       -----------

Cash flows from financing activities:
 Increase in deposit accounts                                                 4,452,886         1,560,692
 Increase (decrease) in securities sold under agreements to repurchase        2,830,100           250,300
 Decrease in other borrowings                                                   (36,173)         (176,508)
                                                                            -----------       -----------
        Net cash provided from financing activities                           7,246,813         1,634,484
                                                                            -----------       -----------

Net increase in cash and cash equivalents                                     2,915,000        (2,898,294)

Cash and cash equivalents at beginning
 of period                                                                    5,489,065         7,727,799
                                                                            -----------       -----------

Cash and cash equivalents at end of period                                  $ 8,404,065       $ 4,829,505
                                                                            ===========       ===========

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                 $   460,406       $   278,017

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                  $     7,492       $   (43,214)

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Note 1    -  Basis of Presentation
             The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. All material inter-company transactions are eliminated in consolidation. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

Note 2    -  Adoption of Recent Accounting Pronouncement
             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ('SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position at the end of an accounting period. SFAS 130 is effective for fiscal years beginning after December 31, 1997, and the Company began following the statement in the first quarter of 1998. As required by the statement, reclassification of earlier periods has been reflected in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the Company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994 and from that date through August 16, 1995, the Company was a Development Stage Company. First Community Bank N.A. (the Bank), the Company's only subsidiary, began operations on August 17, 1995. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed cost. The Company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through the three months ended March 31, 1998.

Comparison of Results of Operations for Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997:

Net Income

         The Company's net income for the three months ended March 31, 1998 was $116,000 or $.17 per share as compared to $16,000 or $.02 the three months ended March 31, 1997. This improvement is primarily due to an increase in average earning assets of $14.8 million during the comparable periods. Average earning assets were $49.6 million during the first quarter of 1998 as compared to $34.8 million during the first quarter of 1997. The increase in average earning assets resulted in an increase in net interest income of $170,000 in the first quarter of 1998 as compared to the first quarter of 1997. In addition, non-interest income increased from $46,000 in first quarter of 1997 to $83,000 in the first quarter of 1998. This increase results from increased deposit account charges due to increased deposit balances as well as an $14,000 increase in commissions earned on sale of non-deposit investment products. The increases in net interest income and non-interest income were partially offset by an increase of $101,000 in non-interest expense in the first quarter of 1998 as compared to the first quarter of 1997.

Net Interest Income

         The table on page 12 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 1998 and 1997, along with average balances and the related interest income and interest expense amounts.

         Net interest income was $544,000 for the three months ended March 31, 1998 as compared to $374,000 for the three months ended March 31, 1997. The yield on average earning assets increased from 7.61% in the first quarter of 1997 to 8.03% in the first quarter of 1998. This increase reflects the fact that loans comprised 60.3% of earning assets during the first quarter of 1998 as compared to only 50.7% percent during the first quarter of 1997. The cost of interest bearing liabilities was 4.40% in the first quarter of 1998 as compared to 4.25% in the first quarter of 1997. This increase is primarily due to an increase in the rate paid on money market accounts during the second quarter of 1998. Management increased the rate paid on money market

ITEM 2. CONTINUED                                                        PAGE 2


accounts during the second quarter of 1998 as part of a product campaign and has maintained higher rates on money market accounts since that date to counter similar increases by other financial institutions in the area. Net interest margin for the three months ended March 31, 1998 was 4.45 % as compared to 4.36% for the three months ended March 31, 1997

Provision and Allowance for Loan Losses

         At March 31, 1998 the allowance for loan losses amounted to $421,000, or 1.33% as compared to $380,000, or 1.31% at December 31, 1997. The Company's provision for loan losses was $43,000 for the three months ended March 31, 1998 as compared to $37,000 for the three months ended March 31, 1997. The provision was made based on management's assessment of general loan loss risk and asset quality. At March 31, 1998 the Company had only one loan, in the principal amount of $1,000, that was delinquent more than 30 days, and no loans that were delinquent more than 60 days.

Non-interest Income and Non-interest Expense

         Total non-interest income increased by $37,000 during the first quarter of 1998 as compared to the same period in 1997 reflecting increased activity fees related to increases in deposit and loan balances. Deposit service charges were $46,000 for the first quarter of 1998 as compared to $34,000 for the first quarter of 1997. In addition, during the first quarter of 1998 the Company employed a registered investment representative and began offering non-deposit investment products. During the first quarter of 1998 fees from the sale of these products amounted to approximately $14,000 compared to no fees in the first quarter of 1997. Deposit service charges and fees on non-deposit investment products were the primary sources of the increase in non-interest income.

         Total non-interest expense increased by $101,000 during the first quarter of 1998 as compared to the same quarter of 1997 as a result of the Company's continued growth. This increase includes a $47,000 increase in salary and benefits expense, as the Company employed an additional three full time employees, a $19,000 increase in marketing expense and a $27,000 increase in other expenses. The increase in marketing expense is a result of planned increases in advertising during 1998 over 1997. The increase in other expenses reflects increases in supplies and correspondent bank charges related to increased volumes of activity and related expenses in the first quarter of 1998 as compared to the first quarter of 1997.

ITEM 2. CONTINUED                                                        PAGE 3


Financial Position

         Assets totaled $58.3 million at March 31, 1998 as compared to $51.0 million at December 31, 1997 an increase of $7.3 million (14.3%). At March 31, 1998, loans accounted for 59.1% of earning assets, as compared to 64.3% at December 31, 1997. Loans grew by $2.6 million during the three months ended March 31, 1998 from $29.0 million to $31.6 million. The loan to deposit ratio at March 31, 1998 was 67.7% as compared to 68.6% at December 31, 1997. It is anticipated that this ratio will increase as management invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Loan growth was funded by growth in deposits of $4.5 million (10.5%) from $42.2 million at December 31, 1997 to $46.7 at March 31, 1998. The balance of the deposit growth was primarily used to fund an increase in investment securities of $1.9 million from $13.5 million at December 31, 1997 to $15.4 million at March 31, 1998.

Liquidity and Capital Resources

         The Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 32.4% of total assets at March 31, 1998. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The Company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 1998 the amount of certificates of deposits of $100,000 or more represented 18.6% of total deposits. These deposits are issued to local customers many of which have other product relationships with the Bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

The capital needs of the Company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million. This capital was sufficient to fund the activities of the Bank during the initial stages of operations and has allowed the Bank to remain a "well capitalized" institution. Shareholders' equity was 10.7% of total assets at March 31, 1998 as compared to 12.0% at December 31, 1997. The Bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 16.1%, 17.2% and 11.4%, respectively at March 31, 1998. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES

                                                            Three months ended March 31, 1998      Three months ended March 31, 1997
                                                          -----------------------------------      ---------------------------------
                                                           Average       Interest     Yield/      Average        Interest     Yield/
                                                           Balance      Earned/Paid    Rate       Balance       Earned/Paid    Rate
                                                           -------      -----------    ----       -------       -----------    ----
ASSETS
Earning assets
  Loans                                                 $ 29,914,590      698,834    9.47%     $ 17,655,270     $ 411,224     9.45%
  Securities:
    Taxable                                               14,632,631      214,528    5.95%       13,454,393       193,794     5.84%
  Federal funds sold and securities purchased
    under agreements to resell                             5,068,850       69,111    5.53%        3,691,771        48,239     5.30%
                                                        ----------------------------------     ------------------------------------
        Total earning assets                              49,616,071      982,473    8.03%       34,801,434       653,257     7.61%
                                                        ----------------------------------     ------------------------------------
Cash and due from banks                                    1,660,106                              1,249,595
Premises and equipment                                     2,973,509                              2,619,889
Other assets                                                 395,861                                309,308
Allowance for loan losses                                   (393,021)                              (212,511)
                                                        =============                          =============
       Total assets                                     $ 54,252,526                           $ 38,767,715
                                                        =============                          =============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts                    4,821,428       14,614    1.23%        3,258,793        12,041     1.50%
  Money market accounts                                    6,511,188       72,948    4.54%        2,601,660        25,344     3.95%
  Savings deposits                                         6,091,125       56,780    3.78%        6,255,673        59,556     3.86%
  Time deposits                                           19,553,432      255,171    5.29%       13,319,822       169,932     5.17%
  Other short term borrowings                              3,403,254       38,795    4.62%        1,200,594        12,497     4.22%
                                                        ----------------------------------     ------------------------------------
     Total interest-bearing liabilities                   40,380,427      438,308    4.40%       26,636,542       279,370     4.25%
                                                        ----------------------------------     ------------------------------------
Demand deposits                                            7,303,940                              6,099,370
Other liabilities                                            364,361                                246,198
Shareholders' equity                                       6,203,798                              5,785,605
                                                        ============                           ============
   Total liabilities and shareholders' equity           $ 54,252,526                           $ 38,767,715
                                                        ============                           ============

Net interest spread                                                                  3.63%                                    3.36%
Net interest income/margin                                              $ 544,165    4.45%                      $ 373,887     4.36%
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

         (b)      Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1998.

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


         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998 .

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST COMMUNITY CORPORATION
                                             (REGISTRANT)



Date: May 11, 1998                  By: /s/ Michael C. Crapps
     ---------------                    ----------------------------------
                                        Michael C. Crapps
                                        President and Chief Executive Officer



                                    By: /s/ Joseph G. Sawyer
                                        ----------------------------------
                                        Joseph G. Sawyer
                                        Senior Vice President, Principal
                                        Financial Officer