Form 10QSB
period 1998-06-30
FIRST COMMUNITY CORP /SC/
filed 1998-08-11
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____________________ to _____________________

                          Commission File No. 33-86258

                           FIRST COMMUNITY CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         South Carolina                            57-1010751
--------------------------------------------------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification)

             5455 Sunset Boulevard, Lexington, South Carolina 29072
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 951-2265
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 1998.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The financial statements of First Community Corporation (the "Company") are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                            June 30,
                                                              1998              December 31,
                                                           (Unaudited)             1997
                                                          ------------          ------------
              ASSETS

Cash and due from banks                                   $  3,131,797          $  2,869,066
Federal funds sold and securities purchased under
  agreements to resell                                       5,036,311             2,620,000
Investment securities - available for sale                  13,130,950            11,606,899
Investment securities - held to maturity
  (market value of $2,408,490 and
  $1,894,940 at June 30, 1998 and
  December 31, 1997, respectively)                           2,408,213             1,900,000
Loans                                                       33,140,062            28,999,906
Less, allowance for loan losses                                476,408               380,120
                                                          ------------          ------------
   Net loans                                                32,663,654            28,619,786
Property, furniture and equipment - net                      3,026,538             2,983,224
Other assets                                                   530,639               413,456
                                                          ------------          ------------
    Total assets                                          $ 59,928,102          $ 51,012,431
                                                          ============          ============


           LIABILITIES

Deposits:
  Non-interest bearing demand                             $  8,425,961          $  7,553,754
  NOW and money market accounts                             13,815,026            12,020,414
  Savings                                                    6,948,162             6,052,584
  Time deposits less than $100,000                          12,359,882            10,247,650
  Time deposits $100,000 and over                            9,307,946             6,372,330
                                                          ------------          ------------
     Total deposits                                         50,856,977            42,246,732
Securities sold under agreements to repurchase               2,160,900             2,143,400
Other borrowed money - demand note to US Treasury              108,196               111,383
Other liabilities                                              404,567               396,063
                                                          ------------          ------------
    Total liabilities                                       53,530,640            44,897,578
                                                          ------------          ------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued
    and outstanding 689,677 at June 30, 1998
    and December 31, 1997, respectively                        689,677               689,677
Additional paid in capital                                   6,155,237             6,155,237
Accumulated deficit                                           (458,573)             (732,904)
Unrealized gain on securities available-for-sale                11,121                 2,843
                                                          ------------          ------------
    Total shareholders' equity                               6,397,462             6,114,853
                                                          ------------          ------------
    Total liabilities and shareholders' equity            $ 59,928,102          $ 51,012,431
                                                          ============          ============

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    Six                 Six
                                                                Months Ended        Months Ended
                                                                  June 30,            June 30,
                                                                    1998                1997
                                                                (Unaudited)         (Unaudited)
                                                                 ----------         ----------
Interest income:
  Loans, including fees                                          $1,477,520         $  913,310
  Investment securities - taxable                                   449,641            375,419
  Federal funds sold and securities purchased
    under resale agreements                                         131,805            126,520
                                                                 ----------         ----------
       Total interest income                                      2,058,966          1,415,249
                                                                 ----------         ----------

Interest expense:
  Deposits                                                          831,265            590,366
  Federal funds sold and securities sold under agreement
   to repurchase                                                     74,678             33,803
  Other borrowed money                                                2,040              2,193
                                                                 ----------         ----------
      Total interest expense                                        907,983            626,362
                                                                 ----------         ----------
Net interest income                                               1,150,983            788,887
Provision for loan losses                                            98,000             97,000
                                                                 ----------         ----------
Net interest income after provision for loan losses               1,052,983            691,887
                                                                 ----------         ----------

Non-interest income:
  Deposit service charges                                            94,810             82,204
  Mortgage origination fees                                          34,682             14,867
  Other                                                              58,544             19,605
                                                                 ----------         ----------
      Total non-interest income                                     188,036            116,676
                                                                 ----------         ----------

Non-interest expense:
  Salaries and employee benefits                                    512,274            415,794
  Occupancy                                                          56,964             58,300
  Equipment                                                          86,518             67,277
  Marketing and public relations                                     78,354             42,028
  Other                                                             232,578            180,233
                                                                 ----------         ----------
      Total non-interest expense                                    966,688            763,632
                                                                 ----------         ----------

Net income                                                       $  274,331         $   44,931
                                                                 ==========         ==========

Basic earnings per common share                                  $     0.40         $     0.07
                                                                 ==========         ==========
Diluted earnings per common share                                $     0.38         $     0.06
                                                                 ==========         ==========

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                   Three              Three
                                                                Months Ended       Months Ended
                                                                  June 30,           June 30,
                                                                    1998               1997
                                                                (Unaudited)        (Unaudited)
                                                                 ----------         --------

Interest income:
  Loans, including fees                                          $  778,686         $502,086
  Investment securities - taxable                                   235,113          181,625
  Federal funds sold and securities purchased
    under resale agreements                                          62,694           78,281
                                                                 ----------         --------
       Total interest income                                      1,076,493          761,992
                                                                 ----------         --------

Interest expense:
  Deposits                                                          431,752          323,493
  Federal funds sold and securities sold under agreement
   to repurchase                                                     36,947           22,396
  Other borrowed money                                                  976            1,103
                                                                 ----------         --------
      Total interest expense                                        469,675          346,992
                                                                 ----------         --------
Net interest income                                                 606,818          415,000
Provision for loan losses                                            55,000           60,000
                                                                 ----------         --------
Net interest income after provision for loan losses                 551,818          355,000
                                                                 ----------         --------

Non-interest income:
  Deposit service charges                                            48,939           48,281
  Mortgage origination fees                                          27,402           12,171
  Other                                                              28,821           10,452
                                                                 ----------         --------
      Total non-interest income                                     105,162           70,904
                                                                 ----------         --------

Non-interest expense:
  Salaries and employee benefits                                    264,963          215,943
  Occupancy                                                          29,377           29,411
  Equipment                                                          46,073           35,320
  Marketing and public relations                                     43,043           25,558
  Other                                                             115,512           90,400
                                                                 ----------         --------
      Total non-interest expense                                    498,968          396,632
                                                                 ----------         --------

Net income                                                       $  158,012         $ 29,272
                                                                 ==========         ========

Basic earnings per common share                                  $     0.23         $   0.04
                                                                 ==========         ========
Diluted earnings per common share                                $     0.22         $   0.04
                                                                 ==========         ========

                           FIRST COMMUNITY CORPORATION
                       Statements of Comprehensive Income




                                                           Six months ended June 30,        Three months ended June 30,
                                                           -------------------------        ---------------------------
                                                             1998             1997              1998            1997
                                                           --------         --------          --------         -------

Net income                                                 $274,331         $ 44,931          $158,012         $29,272

Other comprehensive income, net of tax:

    Unrealized gains (losses) arising during the
        period, net of tax effect of $4,390, $0.00
        and $1,811, $0.00 for the six months and
        three months ended June
        30, 1998 and 1997, respectively                       8,278           (3,013)            3,365          40,201
                                                           --------         --------          --------         -------
Comprehensive income                                       $282,609         $ 41,918          $161,377         $69,473
                                                           ========         ========          ========         =======

                           FIRST COMMUNITY CORPORATION
                  Statement of Changes in Shareholder's Equity
                         Six Months ended June 30, 1997
                                   (Unaudited)




                                                                                          Accumulated
                                                       Additional                            Other
                                      Common            Paid-in         Accumulated      Comprehensive
                                       Stock            Capital            Deficit           Income            Total
                                      --------         ----------         ---------          -------         ----------

Balance December 31, 1997             $689,677         $6,155,237         $(732,904)         $ 2,843         $6,114,853
Net income                                                                  274,331                             274,331

Unrealized loss on securities
  available-for-sale                                                                           8,278              8,278
                                      --------         ----------         ---------          -------         ----------
Balance June 30, 1998                 $689,677         $6,155,237         $(458,573)         $11,121         $6,397,462
                                      ========         ==========         =========          =======         ==========

                           FIRST COMMUNITY CORPORATION
                            Statements of Cash Flows




                                                                                  Six months ended June 30,
                                                                               --------------------------------
                                                                                  1998                 1997
                                                                               -----------          -----------
Cash flows from operating activities:
 Net income                                                                    $   274,331          $    44,931
 Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                                                 65,638               70,239
       Premium amortization (Discount accretion)                                   (49,266)              (4,941)
       Provision for loan losses                                                    98,000               97,000
       (Increase) decrease in other assets                                        (117,183)             (35,397)
       Increase  in accounts payable                                                 4,114               37,466
                                                                               -----------          -----------
         Net cash provided in operating activities                                 275,634              209,298
                                                                               -----------          -----------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                           (7,684,007)          (4,587,592)
 Maturity of investment securities available-for-sale                            6,221,802            3,427,523
 Purchase of investment securities held-to-maturity                             (1,508,125)                --
 Maturity of investment securities held-to-maturity                              1,000,000                 --
 Increase in loans                                                              (4,141,868)          (7,114,189)
 Proceeds from sale of fixed assets                                                   --                 50,000
 Purchase of property and equipment                                               (108,952)            (577,095)
                                                                               -----------          -----------
         Net cash used in investing activities                                  (6,221,150)          (8,801,353)
                                                                               -----------          -----------

Cash flows from financing activities:
 Increase in deposit accounts                                                    8,610,245            8,701,206
 Proceeds from exercise of stock options                                              --                 16,000
 Increase (decrease) in securities sold under agreements to repurchase              17,500              241,600
 Decrease in other borrowings                                                       (3,187)            (140,080)
                                                                               -----------          -----------
        Net cash provided from financing activities                              8,624,558            8,818,726
                                                                               -----------          -----------

Net increase in cash and cash equivalents                                        2,679,042              226,671

Cash and cash equivalents at beginning
 of period                                                                       5,489,066            7,727,799
                                                                               -----------          -----------

Cash and cash equivalents at end of period                                     $ 8,168,108          $ 7,954,470
                                                                               ===========          ===========

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                    $   910,658          $   587,521

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                     $    12,668          $    (3,013)


                          FIRST COMMUNITY CORPORATION
                         Notes to Financial Statements
                                  June 30, 1998


Note 1    -   Basis of Presentation

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

Note 3    -   On July 10, 1998 the Company completed a secondary stock offering in which 517,500 shares of common stock were issued. The proceeds to the Company after underwriting discount and expenses amounted to approximately $6.6 million.

Note 4    -   The Company has entered into a contract on May 28, 1998, to purchase a branch site on Highway 60 in Irmo, South Carolina for a total purchase price of $448,780. The Company must close within 75 days of August 11, 1998 or forfeit the $10,000 earnest money deposit, unless OCC approval for the branch is not received.

Item 2. Management's Discussion and Analysis

         First Community Corporation (the Company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994 and from that date through August 16, 1995, the Company was a development stage company. First Community Bank N.A. (the "Bank"), the Company's only subsidiary, began operations on August 17, 1995. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed costs. The Company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through June 30, 1998.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-2 (Registration Number 33-86258) as filed with and declared effective by the Securities and Exchange Commission.

         Comparison of Results of Operations for Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997:

Net Income

         The Company's net income was $274,000 for the six months ended June 30, 1998 as compared to net income of $45,000 for the six months ended June 30, 1997. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $51.6 million for the six months ended June 30, 1998 as compared to $37.4 million for the six months ended June 30, 1997. This reflects a 40.0% increase in the level average earning assets for the two periods. In addition, net interest margin improved from 4.26% to 4.50% for the six months ended June 30, 1997 and 1998, respectively. Non-interest income increased 61.2% to $188,000 for the six months ended June 30, 1998 as compared to $116,000 for the six months ended June 30, 1997. During these same periods non-interest expense increased 26.6% to $967,000 for the six months ended June 30, 1998 as compared to $764,000 for the six months ended June 30, 1997.

Net Interest Income

         The table on page 14 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 1998 and 1997, along with average balances and the related interest income and interest expense amounts.

Item 2. Continued


Net interest income was $1.2 million during the six months ended June 30, 1998 as compared to $789,000 for the six months ended June 30, 1997. The net interest margin was 4.50% for the six months ended June 30, 1998 as compared to 4.26% for the six months ended June 30, 1997. This improvement of net interest income is a result of the increase of the level of earning assets as well as the change in the mix of earning assets. For the six months ended June 30, 1997 average loans accounted for 52.6% of earning assets whereas for the six months ended June 30, 1998 they represented 61.0% of earning assets. Loans typically provide a higher yield then the Bank's alternative uses of these funds such as securities and short-term overnight investments.

         Interest income during the six months ended June 30, 1998 was $2.1 million as compared to $1.4 million for the six months ended June 30, 1997. The average yield on earning assets during the first six months of 1998 was 8.05% as compared to 7.63% during the same period of 1997. The largest component of interest income for the six months ended June 30, 1998 was interest on loans and amounted to $1.5 million as compared to $913,000 for the comparable prior year period. The overall yield on loans was 9.47% for the six months ended June 30, 1998 as compared to 9.37% for the six months ended June 30, 1997. The investment portfolio income increased $74,000, or 19.8%, to $450,000 for the six months ended June 30, 1998 as compared to $375,000 for the six months ended June 30, 1997. The increase in investment portfolio income is a result of the average investment portfolio balance being $2.3 million greater for the six month period ended June 30, 1998 as compared to the same period in the prior year. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $5,000 or 4.2%, to $132,000 for the six month period ended June 30, 1998 as compared to $127,000 for the six month period ended June 30, 1997.

Interest expense during the six months ended June 30, 1998 was $908,000 with an average rate paid on interest-bearing liabilities of 4.35% as compared to $626,000 and 4.29% during the six months ended June 30, 1997. The primary reason for the increase in interest expense was that average interest-bearing liabilities were $12.7 million greater for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Provision and Allowance for Loan Losses

         The provision for loan losses was $98,000 and $97,000 for six months ended June 30, 1998 and 1997, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.44% at June 30, 1998. The Company had no nonperforming loans at June 30, 1998. Charge-offs during six months ended June 30, 1998, amounted to approximately $2,000 as compared to $10,000 for the same period in the prior year.

Item 2. Continued

Loans past due greater than 30 days amounted to $29,000 and there were no loans greater than 60 days past due at June 30, 1998.

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

Noninterest Income and Expense

         Noninterest income during the six months ended June 30, 1998 was $188,000 as compared to $117,000 for the six months ended June 30, 1997. This was primarily a result of increased income from deposit service charges of $13,000 (15.3%), resulting from the increase in deposit balances during the comparable periods. The Company also originates mortgage loans , which are closed in the name of a third party, for which the Company receives a fee. These fees increased to $35,000 in the six months ended June 30, 1998 as compared to $15,000 in the comparable period during the prior year. This increase was a result of more emphasis being placed on this service during the first six months of 1998 and the favorable rate market that existed during this period, which resulted in more refinancings. Other income during the six months ended June 30, 1998 was $59,000 as compared to $20,000 during the same period in the prior year. This increase is primarily due to the introduction of an investment services program, in late 1997, for the sale of non-deposit investment products such as stocks, bonds, mutual funds and annuities. This program generated $29,000 in fee income during the first six months of 1998.

         Noninterest expense amounted to $967,000 as compared to $764,000 during the six months ended June 30, 1998 and 1997, respectively. Salary and employee benefits increased $97,000 or 23.3 % in the six months ended June 30, 1998 as compared to the comparable period in 1997. This increase results from normal merit increases as well as the addition of three full time equivalent employees during the first six months of 1998 as compared to the first six months of 1997. The Company also began paying incentive compensation to the mortgage originator based on production goals during 1998 that were not paid in 1997. The Company also instituted a matching program to the existing 401 (k) plan during 1998. Equipment expense increased from $67,000 for the six months ended June 30, 1997 to $87,000 for the six months ended June 30, 1998. This increase is primarily due to approximately $10,000 expensed on upgrading computer software as well as testing related to year 2000 compliance. Marketing and public relations expense increased by $36,000 or 86.4% in the six months ended ended June 30, 1998 as compared to the comparable period in the prior year. This increase is a result of planned increases

Item 2. Continued

in advertising and marketing during 1998 as compared to 1997. Other non-interest expense increased $52,000 or 29.0 % in the six months ended June 30, 1998 compared to the same period in the prior year. An increase in supplies, correspondent bank charges and postage of $10,000, $9,000 and $7,000 account for half of the increase in other non-interest expense. These expense categories are primarily impacted by the numbers of accounts and the volume of activity, and have increased due to the growth of the Bank for the six months ended June 30, 1998 as compared to the same period in the prior year. Directors fees increased by $5,000 in 1998 as compared to 1997 because Directors did not begin to receive these fees until the second quarter of 1997. Contributions expense increased by $3,000 as a result of management decision to increase this expense appropriately as the Company continues to increase its size and profitability.

Comparison of Results of Operations for Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997:

         Net income for the second quarter of 1998 was $158,000, as compared to $29,000 during the comparable period in 1997. This improvement, as explained in the six months results, is due to the significant increase in the level of earning assets during these two periods. Average earning assets were $53.5 million during the second quarter of 1998 as compared to $39.9 million during the second quarter of 1997. The table on page 15 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 1998 and 1997, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased from 7.65% in the second quarter of 1997 to 8.07% in the second quarter of 1998. This increase is a result of loans comprising 61.6% of earning assets during the second quarter of 1998 as compared to 54.2% percent during the second quarter of 1997. The cost of interest bearing liabilities was 4.33% in second quarter of 1997 as compared to 4.30% in the second quarter of 1998.

         Total non-interest income increased by $34,000 during the second quarter of 1998 as compared to the comparable period in 1997. As explained in the analysis of six month results, the increase is primarily due to increased fees related to deposit and loan balances and related activity charges. In addition, investment fee income from the sale of non-deposit investment products was approximately $14,000 in the second quarter of 1998 and as previously explained the program was not offered in 1997. Mortgage loan fees amounted to $12,000 during the second quarter of 1997 as compared to $27,000 during the second quarter of 1998. This increase is primarily a result of an increased emphasis on this source of revenue.

         Total non-interest expense increased by $102,000 in the second quarter of 1998 as compared to the same quarter of 1997. This increase is primarily a result of a $49,000 increase in salary and benefits expense, a $11,000 increase in equipment expense and a $17,000 increase in marketing expense. As stated in the analysis of the six month results, the salary increase is a result of the addition of three full time employees during the second quarter of 1998 as compared to

Item 2. Continued

the second quarter of 1997. The increase in marketing expense is a result of planned increases in advertising during the Company's third full year of operations. Equipment expense increased as result of needed upgrades on software equipment as well as cost of testing related to year 2000.

Financial Position

         Assets totaled $59.9 million at June 30, 1998 as compared to $51.0 million at December 31, 1997 an increase of $8.9 million. Loans grew by $4.2 million during the six months ended June 30, 1998, from $28.9 million to $33.1 million. This loan growth was funded by growth in deposits of $8.7 million from $42.2 million at December 31, 1997 to $50.8 million at June 30, 1998. The balance of the deposit growth was primarily used to fund an increase in investment securities of $2.0 and an increase in overnight investments of $2.4 million from December 31, 1997 to June 30, 1998. The loan to deposit ratio at June 30, 1998 was 65.2% as compared to 68.6% at December 31, 1997. This ratio will increase as management invests more of the Bank's assets in the higher earning loan portfolio as compared to the investment portfolio.

         The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Liquidity and Capital Resources

         On July 10, 1998, the Company closed on a secondary stock offering whereby 517,500 additional shares of common stock were issued at a price of $14.00 per share. The net proceeds to the Company after the underwriters discount and expenses amounted to approximately $6.6 million. As explained in the Form S-2 as filed with the Securities and Exchange Commission approximately $3.0 million of the proceeds are to be used to purchase properties and construct three proposed branch facilities over the next 18 to 24 months. The Company will use the balance of the proceeds to support initial loan growth at the three new branch offices, as well as at the Company's two existing offices, and for general corporate purposes.

         Management believes that the Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 30.3% of total assets at June 30, 1998. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit, and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions, and selling securities under agreements

Item 2. Continued

to repurchase. The Company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 1998 the amount of certificates of deposits of $100,000 or more represented 18.3% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the Bank, and none of which these deposits are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

         However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the Company's liquidity position in a relatively short period of time.

The capital needs of the Company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million. This capital was sufficient to fund the activities of the Bank during the initial stages of operations and has allowed the Bank to remain a "well capitalized" institution until sufficient income was generated from operations to fund its activities on an on-going basis. As previously stated; the additional capital of $6.6 million raised in the secondary offering is expected to enable the Company to meet the capital needs related to expansion plans while maintaining it status as a "well capitalized" institution. Shareholders' equity was 10.7% of total assets at June 30, 1998 as compared to 12.0% at December 31, 1997. The Bank's risked-based capital ratios of Tier 1, total capital, and leverage ratio were 13.5%, 14.7%, and 9.4%, respectively, at June 30, 1998. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital, and leverage capital ratios of 4.0%, 8.0%, and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   Yields on Average Earning Assets and Rates
                     on Average Interest-Bearing Liabilities




                                                      Six months ended June 30, 1998            Six months ended June 30, 1997
                                                  ----------------------------------------   --------------------------------------
                                                     Average       Interest      Yield/         Average      Interest     Yield/
                                                     Balance      Earned/Paid     Rate          Balance     Earned/Paid    Rate
                                                     -------      -----------     ----          -------     -----------    ----
Assets
Earning assets
  Loans                                             $ 31,459,580     1,477,520    9.47%     $ 19,665,301     913,310       9.37%
  Securities:
    Taxable                                           15,301,499       449,641    5.93%       12,969,969     375,419       5.84%
  Federal funds sold and securities purchased
    under agreements to resell                         4,806,358       131,805    5.53%        4,748,367     126,520       5.37%
                                                  --------------------------------------  ---------------------------------------
        Total earning assets                          51,567,437     2,058,966    8.05%       37,383,637   1,415,249       7.63%
                                                  --------------------------------------  ---------------------------------------
Cash and due from banks                                1,749,329                               1,320,793
Premises and equipment                                 2,964,834                               2,733,170
Other assets                                             415,985                                 323,334
Allowance for loan losses                               (416,729)                               (231,822)
                                                  ===============                         ===============
       Total assets                                 $ 56,280,856                            $ 41,529,112
                                                  ===============                         ===============

Liabilities
Interest-bearing liabilities
  Interest-bearing transaction accounts                5,320,325        31,735    1.20%        3,756,939      27,896       1.50%
  Money market accounts                                6,966,037       154,880    4.48%        3,150,669      66,148       4.23%
  Savings deposits                                     6,343,176       118,273    3.76%        6,504,897     124,669       3.86%
  Time deposits                                       20,096,954       526,377    5.28%       14,365,942     371,653       5.22%
  Other short term borrowings                          3,365,779        76,718    4.60%        1,639,761      35,996       4.43%
                                                  --------------------------------------  ---------------------------------------
     Total interest-bearing liabilities               42,092,271       907,983    4.35%       29,418,208     626,362       4.29%
                                                  --------------------------------------  ---------------------------------------
Demand deposits                                        7,578,032                               6,086,192
Other liabilities                                        353,163                                 242,901
Shareholders' equity                                   6,257,390                               5,781,811
                                                  ===============                         ===============
   Total liabilities and shareholders' equity       $ 56,280,856                            $ 41,529,112
                                                  ===============                         ===============

Net interest spread                                                               3.70%                                    3.34%
Net interest income/margin                                          $1,150,983    4.50%                    $ 788,887       4.26%
                                                                 ==============                          ============

                           FIRST COMMUNITY CORPORATION
                   Yields on Average Earning Assets and Rates
                     on Average Interest-Bearing Liabilities




                                                     Three months ended June 30, 1998           Three months ended June 30, 1997
                                                  ----------------------------------------    --------------------------------------
                                                     Average       Interest      Yield/          Average      Interest     Yield/
                                                     Balance      Earned/Paid     Rate           Balance     Earned/Paid    Rate
                                                     -------      -----------     ----           -------     -----------    ----
Assets
Earning assets
  Loans                                             $ 32,987,589       778,686    9.47%       $ 21,653,245     502,086      9.30%
  Securities:
    Taxable                                           15,963,017       235,113    5.91%         12,490,869     181,625      5.83%
  Federal funds sold and securities purchased
    under agreements to resell                         4,546,750        62,694    5.53%          5,793,352      78,281      5.42%
                                                  --------------------------------------    -------------------------------------
        Total earning assets                          53,497,356     1,076,493    8.07%         39,937,466     761,992      7.65%
                                                  --------------------------------------    -------------------------------------
Cash and due from banks                                1,837,571                                 1,391,210
Premises and equipment                                 2,956,255                                 2,845,207
Other assets                                             458,567                                   337,205
Allowance for loan losses                               (440,177)                                 (250,921)
                                                  ===============                           ===============
       Total assets                                 $ 58,309,572                              $ 44,260,167
                                                  ===============                           ===============

Liabilities
Interest-bearing liabilities
  Interest-bearing transaction accounts                5,813,740        17,121    1.18%          4,249,611      15,855      1.50%
  Money market accounts                                7,415,888        81,932    4.43%          3,693,647      40,804      4.43%
  Savings deposits                                     6,592,458        61,493    3.74%          6,751,383      65,113      3.87%
  Time deposits                                       20,634,507       271,206    5.27%         15,400,565     201,721      5.25%
  Other short term borrowings                          3,328,715        37,923    4.57%          2,074,102      23,499      4.54%
                                                  --------------------------------------    -------------------------------------
     Total interest-bearing liabilities               43,785,308       469,675    4.30%         32,169,308     346,992      4.33%
                                                  --------------------------------------    -------------------------------------
Demand deposits                                        7,849,108                                 6,073,158
Other liabilities                                        364,379                                   239,642
Shareholders' equity                                   6,310,777                                 5,778,059
                                                  ===============                           ===============
   Total liabilities and shareholders' equity       $ 58,309,572                              $ 44,260,167
                                                  ===============                           ===============

Net interest spread                                                               3.77%                                     3.32%
Net interest income/margin                                           $ 606,818    4.55%                      $ 415,000      4.17%
                                                                 ==============                            ============

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 2.  Changes in Securities.

         (a) On July 6 1998, the Company issued 450,000 shares of authorized common stock at a price of $14.00 per share in a public offering underwritten by Edgar Norris & Co and registered under the Securities Act of 1933 and filed with the Securities and Exchange Commission on Form S-2. On July 10, 1998 the Company issued 67,500 shares of authorized common stock at $14.00 per share pursuant to the over allotment option under the underwriting agreement with Edgar
                  Norris & Co.

         (b)      Not applicable


Item 3.  Defaults Upon Senior Securities.

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Shareholders was held on May 20, 1998. The following six directors were elected at the meeting:

                                                       VOTES
                                        ----------------------------------------
                                          For                   Against/Withheld
                                          ---                   ----------------
Richard K. Bogan                        487,641                         0
Michael C. Crapps                       487,141                       500
Hinton G. Davis                         487,641                         0
Anita B. Easter                         487,641                         0
George H. Fann, Jr. DMD                 487,641                         0
Angelo L. Tsiantis                      487,641                         0

         The following eleven Directors term of office continued after the meeting:

William L. Boyd III.
Thomas C. Brown                             O. A. Ethridge DMD
Robert G. Clawson                           W. James Kitchens, Jr
Chimin J. Chao                              Broadus Thompson
William A. Jordan                           Loretta R. Whitehead
James C. Leventis                           Mitchell Willoughby

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


                     10.6 First Community Corporation 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report for fiscal year ended December 31, 1995 on Form 10- KSB).

                     10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB)

         *Denotes executive compensation contract or arrangement.


         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST COMMUNITY CORPORATION
                                        (REGISTRANT)



Date: August 11, 1998               By: /s/ Michael C. Crapps
      ---------------                   ---------------------
                                        Michael C. Crapps
                                        President and Chief Executive Officer



                                    By: /s/ Joseph G. Sawyer
                                        ----------------------
                                        Joseph G. Sawyer
                                        Senior Vice President, Principal
                                        Financial Officer