Form 10QSB
period 1998-09-30
FIRST COMMUNITY CORP /SC/
filed 1998-11-13
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----     Act of 1934 for the quarterly period ended September 30, 1998

         Transition report under Section 13 or 15(d) of the Exchange Act for the
-----     transition period from                     to
                                ---------------------  ------------------------

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

-------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 1998.

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

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS



                                                                      September 30,
                                                                          1998               December 31,
                                                                       (Unaudited)               1997
                                                                      -------------          ------------
              ASSETS
Cash and due from banks                                               $  2,194,435           $  2,869,066
Federal funds sold and securities purchased under
  agreements to resell                                                   9,656,956              2,620,000
Investment securities - available for sale                              18,134,333             11,606,899
Investment securities - held to maturity (market value of
  $2,304,254 and $1,894,940 at September 30, 1998 and
  December 31, 1997, respectively)                                       2,290,642              1,900,000
Loans                                                                   34,718,422             28,999,906
Less, allowance for loan losses                                           516,504                380,120
                                                                      ------------           ------------
   Net loans                                                            34,201,918             28,619,786
Property, furniture and equipment - net                                  3,446,227              2,983,224
Other assets                                                               476,484                413,456
                                                                      ------------           ------------
    Total assets                                                      $ 70,400,995           $ 51,012,431
                                                                      ============           ============


            LIABILITIES

Deposits:
  Non-interest bearing demand                                         $  9,105,228           $  7,553,754
  NOW and money market accounts                                         14,301,059             12,020,414
  Savings                                                                7,562,680              6,052,584
  Time deposits less than $100,000                                      13,678,754             10,247,650
  Time deposits $100,000 and over                                        8,851,817              6,372,330
                                                                      ------------           ------------
     Total deposits                                                     53,499,538             42,246,732
Securities sold under agreements to repurchase                           2,921,600              2,143,400
Other borrowed money - demand note to US Treasury                           65,690                111,383
Other liabilities                                                          511,707                396,063
                                                                      ------------           ------------
    Total liabilities                                                   56,998,535             44,897,578
                                                                      ------------           ------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 and 689,677 at September 30, 1998 and December
    31, 1997, respectively                                               1,207,177                689,677
Additional paid in capital                                              12,280,454              6,155,237
Accumulated deficit                                                       (151,602)              (732,904)
Unrealized gain on securities available-for-sale                            66,431                  2,843
                                                                      ------------           ------------
    Total shareholders' equity                                          13,402,460              6,114,853
                                                                      ------------           ------------
    Total liabilities and shareholders' equity                        $ 70,400,995           $ 51,012,431
                                                                      ============           ============

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                          Nine                   Nine
                                                                      Months Ended           Months Ended
                                                                     September 30,           September 30,
                                                                          1998                   1997
                                                                      (Unaudited)             (Unaudited)
                                                                     --------------          -------------
Interest income:
  Loans, including fees                                               $  2,310,598           $  1,501,475
  Investment securities - taxable                                          715,695                579,142
  Federal funds sold and securities purchased
    under resale agreements                                                286,962                188,377
                                                                      ------------           ------------
       Total interest income                                             3,313,255              2,268,994
                                                                      ------------           ------------

Interest expense:
  Deposits                                                               1,300,457                951,694
  Federal funds sold and securities sold under agreement
   to repurchase                                                           106,708                 49,653
  Other borrowed money                                                       3,041                  3,344
                                                                      ------------           ------------
      Total interest expense                                             1,410,206              1,004,691
                                                                      ------------           ------------
Net interest income                                                      1,903,049              1,264,303
Provision for loan losses                                                  140,000                158,860
                                                                      ------------           ------------
Net interest income after provision for loan losses                      1,763,049              1,105,443
                                                                      ------------           ------------

Non-interest income:
  Deposit service charges                                                  150,154                121,821
  Mortgage origination fees                                                 59,736                 28,458
  Other                                                                     86,072                 33,751
                                                                      ------------           ------------
      Total non-interest income                                            295,962                184,030
                                                                      ------------           ------------

Non-interest expense:
  Salaries and employee benefits                                           783,978                633,671
  Occupancy                                                                 86,161                 85,282
  Equipment                                                                129,146                103,784
  Marketing and public relations                                           108,239                 72,728
  Other                                                                    370,185                277,833
                                                                      ------------           ------------
      Total non-interest expense                                         1,477,709              1,173,298
                                                                      ------------           ------------

Net income                                                            $    581,302           $    116,175
                                                                      ============           ============

Basic earnings per common share                                       $       0.67           $       0.17
                                                                      ============           ============
Diluted earnings per common share                                     $       0.65           $       0.17
                                                                      ============           ============

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                         Three                  Three
                                                                      Months Ended           Months Ended
                                                                      September 30,          September 30,
                                                                          1998                  1997
                                                                      (Unaudited)            (Unaudited)
                                                                      -------------          -------------
Interest income:
  Loans, including fees                                               $    833,078           $    588,165
  Investment securities - taxable                                          266,054                203,723
  Federal funds sold and securities purchased
    under resale agreements                                                155,157                 61,857
                                                                      ------------           ------------
       Total interest income                                             1,254,289                853,745
                                                                      ------------           ------------

Interest expense:
  Deposits                                                                 469,192                361,328
  Federal funds sold and securities sold under agreement
   to repurchase                                                            32,030                 15,850
  Other borrowed money                                                       1,001                  1,151
                                                                      ------------           ------------
      Total interest expense                                               502,223                378,329
                                                                      ------------           ------------
Net interest income                                                        752,066                475,416
Provision for loan losses                                                   42,000                 61,860
                                                                      ------------           ------------
Net interest income after provision for loan losses                        710,066                413,556
                                                                      ------------           ------------

Non-interest income:
  Deposit service charges                                                   55,344                 39,617
  Mortgage origination fees                                                 25,054                 13,591
  Other                                                                     27,528                 14,146
                                                                      ------------           ------------
      Total non-interest income                                            107,926                 67,354
                                                                      ------------           ------------

Non-interest expense:
  Salaries and employee benefits                                           271,704                217,877
  Occupancy                                                                 29,197                 26,982
  Equipment                                                                 42,628                 36,507
  Marketing and public relations                                            29,885                 30,700
  Other                                                                    137,607                 97,600
                                                                      ------------           ------------
      Total non-interest expense                                           511,021                409,666
                                                                      ------------           ------------

Net income                                                            $    306,971           $     71,244
                                                                      ============           ============

Basic earnings per common share                                       $       0.26           $       0.10
                                                                      ============           ============
Diluted earnings per common share                                     $       0.26           $       0.10
                                                                      ============           ============

                                   FIRST COMMUNITY CORPORATION
                                STATEMENTS OF COMPREHENSIVE INCOME



                                                 Nine months ended          Three months ended
                                                    September 30,              September 30,
                                              ----------------------      ----------------------
                                                1998          1997          1998          1997
                                              --------      --------      --------      --------
Net income                                    $581,302      $116,175      $306,971      $ 71,244

Other comprehensive income, net of tax:
     Unrealized gains (losses) arising
        during the period, net of tax
        effect of $34,239, $34,500 and
        $29,780, $36,120 for the nine
        and three months ended September
        30, 1998 and 1997, respectively         63,588        64,081        55,310        67,094
                                              --------      --------      --------      --------
Comprehensive income                          $644,890      $180,256      $362,281      $138,338
                                              ========      ========      ========      ========

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)




                                                                                  Unrealized Gain
                                                     Additional                    on Securites
                                       Common          Paid-in        Accumulated  Available for
                                       Stock           Capital         Deficit         Sale           Total
                                     ----------      -----------      ----------  ---------------  -----------
Balance December 31, 1997            $  689,677      $ 6,155,237      $(732,904)      $ 2,843      $ 6,114,853
Net income                                                              581,302                        581,302
Issuance of common stock                517,500        6,125,217                                     6,642,717
Unrealized gain  on
  securities available-for-sale                                                        63,588           63,588

                                     ----------      -----------      ---------       -------      -----------
Balance September 30,1998            $1,207,177      $12,280,454      $(151,602)      $66,431      $13,402,460
                                     ==========      ===========      =========       =======      ===========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS




                                                                                  Nine months ended September 30,
                                                                                -----------------------------------
                                                                                    1998                   1997
                                                                                ------------           ------------
Cash flows from operating activities:
 Net income                                                                     $    581,302           $    116,175
 Adjustments to reconcile net income  to
   net cash used in operating activities:
       Depreciation                                                                   98,406                103,227
       Premium amortization (Discount accretion)                                     (56,533)               (50,457)
       Provision for loan losses                                                     140,000                158,860
       (Increase) decrease in other assets                                           (63,028)              (413,456)
       Increase  in accounts payable                                                  81,472                396,063
                                                                                ------------           ------------
         Net cash used in operating activities                                       781,619                310,412
                                                                                ------------           ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                            (14,999,449)            (5,586,967)
 Maturity of investment securities available-for-sale                              8,626,271              3,986,915
 Purchase of investment securities held-to-maturity                               (1,890,605)                     -
 Maturity of investment securities held-to-maturity                                1,500,000                      -
 Increase in loans                                                                (5,722,132)           (28,778,646)
 Proceeds from sale of fixed assets                                                        -                 50,000
 Purchase of property and equipment                                                 (561,409)              (617,398)
                                                                                ------------           ------------
         Net cash used in investing activities                                   (13,047,324)           (30,946,096)
                                                                                ------------           ------------

Cash flows from financing activities:
 Increase in deposit accounts                                                     11,252,806             42,246,732
 Proceeds from sale of common stock                                                6,642,717                 16,000
 Increase (decrease) in securities sold under agreements to repurchase               778,200              2,143,400
 Decrease in other borrowings                                                        (45,693)               111,383
                                                                                ------------           ------------
        Net cash provided from financing activities                               18,628,030             44,517,515
                                                                                ------------           ------------

Net increase in cash and cash equivalents                                          6,362,325             13,881,831

Cash and cash equivalents at beginning
 of period                                                                         5,489,066              7,727,799
                                                                                ------------           ------------

Cash and cash equivalents at end of period                                      $ 11,851,391           $ 21,609,630
                                                                                ============           ============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                     $  1,392,276           $    910,133

 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                      $     97,760           $     64,081

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



Note 1    -  Basis of Presentation
             The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. All material inter-company transactions are eliminated in consolidation. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

Note 2    -  Adoption of Recent Accounting Pronouncement
             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position at the end of an accounting period. SFAS 130 is effective for fiscal years beginning after December 31, 1997, and the Company began following the statement in the first quarter of 1998. As required by the statement, reclassification of earlier periods has been reflected in the financial statements.

Note 3    -  On July 10, 1998 the Company completed a secondary stock offering in which 517,500 shares of common stock were issued. The proceeds to the Company after underwriting discount and expenses amounted to approximately $6.6 million.

Note 4    -  The Company has entered into a contract to build a new branch on
             Highway 60 in Irmo, South Carolina. The land was purchased on September 11, 1998 for $449,000. The contract to build the branch building was entered into on October 7, 1998 and amounts to approximately $512,000

             The Company has entered into a contract on September 25, 1998, to purchase land for a future branch site on Highway 1, near Gilbert, South Carolina for a total purchase price of $60,000. The Company must close within 75 days of September 25, 1998 or forfeit the earnest money deposit, unless OCC approval for the branch is not received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the Company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994 and from that date through August 16, 1995, the Company was a development stage company. First Community Bank N.A. (the "Bank"), the Company's only subsidiary, began operations on August 17, 1995. The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed costs. The Company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through September 30, 1998.

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

         Comparison of Results of Operations for Nine Months Ended September 30, 1998 to the Nine Months Ended September 30, 1997:

Net Income

         The Company's net income was $581,000 for the nine months ended September 30, 1998 as compared to net income of $116,000 for the nine months ended September 30, 1997. This improvement in earnings reflect the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $55.7 million for the nine months ended September 30, 1998 as compared to $39.3 million for the nine months ended September 30, 1997. This reflects an 41.7% increase in the level average earning assets for the two periods. In addition, net interest margin improved from 4.30% to 4.57% for the nine months ended September 30, 1997 and 1998, respectively. Non-interest income increased 60.9% to $296,000 for the nine months ended September 30, 1998 as compared to $184,000 for the nine months ended September 30, 1997. During these same periods non-interest expense increased 25.9% to $1.5 million for the nine months ended September 30, 1998 as compared to $1.2 million for the nine months ended September 30, 1997.

Net Interest Income

         The table on page 17 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 1998 and 1997, along with average balances and the related interest income and interest expense amounts.

ITEM 2. CONTINUED                                                       PAGE 2

Net interest income was $1.9 million during the nine months ended September 30, 1998 as compared to $1.3 million for the nine months ended September 30, 1997. The net interest margin was 4.57% for the nine months ended September 30, 1998 as compared to 4.30% for the nine months ended September 30, 1997. This improvement of net interest income is a result of the increase of the level of earning assets as well as the change in the mix of earning assets. For the nine months ended September 30, 1997 average loans accounted for 54.9% of earning assets whereas for the nine months ended September 30, 1998 they represented 58.3% of earning assets. Loans typically provide a higher yield then the Bank's alternative uses of these funds such as securities and short-term overnight investments.

         Interest income during the nine months ended September 30, 1998 was $3.3 million as compared to $2.3 million for the nine months ended September 30, 1997. The average yield on earning assets during the first nine months of 1998 was 7.95% as compared to 7.71% during the same period of 1997. The largest component of interest income for the nine months ended September 30, 1998 was interest on loans and amounted to $2.3 million as compared to $1.5 million for the comparable prior year period. The overall yield on loans was 9.50% for the nine months ended September 30, 1998 as compared to 9.31% for the nine months ended September 30, 1997. The investment portfolio income increased $137,000, or 23.6%, to $716,000 for the nine months ended September 30, 1998 as compared to $579,000 for the nine months ended September 30, 1997. The increase in investment portfolio income is a result of the average investment portfolio balance being $3.1 million greater for the nine month period ended September 30, 1998 as compared to the same period in the prior year. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $99,000 or 52.3%, to $287,000 for the nine month period ended September 30, 1998 as compared to $188,000 for the nine month period ended September 30, 1997.

         Interest expense during the nine months ended September 30, 1998 was $1.4 million with an average rate paid on interest-bearing liabilities of 4.31% as compared to $1.0 million and 4.30% during the nine months ended September 30, 1997. The primary reason for the increase in interest expense was that average interest-bearing liabilities were $12.4 million greater for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Provision and Allowance for Loan Losses

         The provision for loan losses was $140,000 and $159,000 for nine months ended September 30, 1998 and 1997, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.49% at September 30, 1998. The Company had no

ITEM 2. CONTINUED                                                        PAGE 3

nonperforming loans at September 30, 1998. Charge-offs during nine months ended September 30, 1998, amounted to approximately $4,000 as compared to $13,000 for the same period in the prior year. Loans past due greater than 30 days amounted to $4,000 and there were no loans greater than 60 days past due at September 30, 1998.

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

Noninterest Income and Expense

         Noninterest income during the nine months ended September 30, 1998 was $296,000 as compared to $184,000 for the nine months ended September 30, 1997. This was primarily a result of increased income from deposit service charges of $28,000 (23.3%), resulting from the increase deposit balances during the comparable periods. The Company also originates mortgage loans, which are closed in the name of a third party, for which the Company receives a fee. These fees increased to $60,000 in the nine months ended September 30, 1998 as compared to $28,000 in the comparable period during the prior year. This increase was a result of more emphasis being placed on this service during the first nine months of 1998 and the favorable rate market that exist during this period, which resulted in more refinancings. Other income during the nine months ended September 30, 1998 was $86,000 as compared to $34,000 during the same period in the prior year. This increase is primarily due to the introduction of an investment services program, in late 1997, for the sale of non-deposit investment products such as stocks, bonds, mutual funds and annuities. This program generated $37,000 in fee income during the first nine months of 1998.

         Noninterest expense amounted to $1.5 million as compared to $1.2 million during the nine months ended September 30, 1998 and 1997, respectively. Salary and employee benefits increased $150,000 or 23.7 % in the nine months ended September 30, 1998 as compared to the comparable period in 1997. This increase results from normal merit increases as well as the addition of three full time equivalent employees during the first nine months of 1998 as compared to the first nine months of 1997. The Company also began paying incentive compensation to the mortgage originator based on production goals during 1998 that were not paid in 1997. The Company also instituted a matching program to the existing 401 (k) plan during 1998. Equipment expense increased from $104,000 for the nine months ended September 30, 1997 to $129,000 for the nine months ended September 30, 1998. This increase is primarily due to approximately

ITEM 2. CONTINUED                                                        PAGE 4

$20,000 expended on upgrading computer software as well as testing related to year 2000 compliance. Marketing and public relations expense increased by $36,000 or 48.8% in the nine months ended September 30, 1998 as compared to the comparable period in the prior year. This increase is a result of planned increases in advertising and marketing during 1998 as compared to 1997. Other non-interest expense increased $92,000 or 33.0 % in the nine months ended September 30, 1998 compared to the same period in the prior year. An increase in computer service bureau, supplies, correspondent bank charges and postage of $25,000, $14,000, $7,000 and $10,000, respectively account for 60% of the increase in other non-interest expense. These expense categories are primarily impacted by the numbers of accounts and the volume of activity, and have increased due to the growth of the Bank for the nine months ended September 30, 1998 as compared to the same period in the prior year. Directors fees increased by $6,000 in 1998 as compared to 1997 because Directors did not begin to receive these fees until the second quarter of 1997. Contributions expense increased by $4,000 as a result of management decision to increase this expense appropriately as the Company continues to increase its size and profitability.


Comparison of Results of Operations for Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997:

         Net income for the third quarter of 1998 was $307,000, as compared to $71,000 during the comparable period in 1997. This improvement, as explained in the nine months results, is due to the significant increase in the level of earning assets during these two periods. Average earning assets were $63.9 million during the third quarter of 1998 as compared to $43.2 million during the third quarter of 1997. The table on page 18 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 1998 and 1997, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased from 7.84% in the third quarter of 1997 to 7.79% in the third quarter of 1998. This decrease is primarily a result of the proceeds from the secondary public offering which was completed on July 10, 1998 being invested in overnight funds and investment securities rather than higher yielding loans. Loans as a percentage of earning assets during the three months ended September 30, 1997 amounted to 58.6% as compared to 54.1% for the three months ended September 30, 1998. The cost of interest bearing liabilities was 4.30% in third quarter of 1997 as compared to 4.24% in the third quarter of 1998.

         Total non-interest income increased by $40,000 during the third quarter of 1998 as compared to the comparable period in 1997. As explained in the analysis of nine month results, the increase is primarily due to increased fees related to deposit and loan balances and related activity charges. In addition, investment fee income from the sale of non-deposit investment products was approximately $23,000 in the third quarter of 1998 and as previously explained the program was not offered in 1997.

 ITEM 2. CONTINUED                                                       PAGE 5

         Total non-interest expense increased by $101,000 in the third quarter of 1998 as compared to the same quarter of 1997. This increase is primarily a result of a $54,000 increase in salary and benefits expense and a $6,000 increase in equipment expense. As stated in the analysis of the nine month results, the salary increase is a result of the addition of three full time employees during the third quarter of 1998 as compared to the third quarter of 1997. Equipment expense increased as result of needed upgrades on software equipment as well as cost of testing related to year 2000. Other expenses increased by $40,000 in the third quarter of 1998 as compared to the third quarter of 1997. This included increases in computer service bureau expense and supplies. Computer service bureau increased by $23,000 due to additional cost of approximately $10,000 passed on to the Company by its data processing service provider related to year 2,000 testing, as well as increased volumes due to the growth of the Company.

Financial Position

         Assets totaled $70.4 million at September 30, 1998 as compared to $51.0 million at December 31, 1997 an increase of $19.4 million. Loans grew by $5.7 million during the nine months ended September 30, 1998, from $29.0 million to $34.7 million. This loan growth was funded by growth in deposits of $11.3 million from $42.2 million at December 31, 1997 to $53..5 million at September 30, 1998. The balance of the deposit growth plus the addition of $6.6 million in net proceeds from a secondary stock offering completed in July 1998, was primarily used to fund an increase in investment securities of $6.9 and an increase in overnight investments of $7.0 million from December 31, 1997 to September 30, 1998. The loan to deposit ratio at September 30, 1998 was 63.9% as compared to 68.4% at December 31, 1997. It is anticipated that this ratio will increase as management invests more of the Bank's assets in the higher earning loan portfolio as compared to the investment portfolio.

         Property, furniture and equipment balances increased $463,000 from $3.0 million at December 31, 1997 to $3.4 million at September 30, 1998. This increase is a result of the purchase of property for a branch site to be located in Irmo, South Carolina in the amount of $449,000. The Company has entered into a contract to build the branch facility and it is anticipated that the branch will open in April of 1999. The amount of the contract to build the branch facility is for approximately $512,000. In addition, the Company entered into a contract to purchase land for a future branch site near Gilbert, South Carolina on September 25, 1998. The cost of the land is approximately $60,000.

         The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and other demand for funds.

ITEM 2. CONTINUED                                                       PAGE 6

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

         Management believes that the Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 39.4% of total assets at September 30, 1998. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit, and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions, and selling securities under agreements to repurchase. The Company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 1998 the amount of certificates of deposits of $100,000 or more represented 16.5% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the Bank, and none of these deposits are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

         However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the Company's liquidity position in a relatively short period of time.

         The capital needs of the Company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million. This capital was sufficient to fund the activities of the Bank during the initial stages of operations and has allowed the Bank to remain a "well capitalized" institution until sufficient income was generated from operations to fund its activities on an on-going basis. As previously stated the additional capital of $6.6 million raised in the secondary offering is expected to enable the Company to meet the capital needs related to expansion plans while maintaining it status as a "well capitalized institution. Shareholders' equity was 19.0% of total assets at September 30, 1998 as compared to 12.0% at

ITEM 2. CONTINUED                                                        PAGE 7

December 31, 1997. The Bank's risked-based capital ratios of Tier 1, total capital, and leverage ratio were 22.9%, 24.7%, and 15.1%, respectively, at September 30, 1998. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital, and leverage capital ratios of 4.0%, 8.0%, and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                                   Nine months ended September 30, 1998       Nine months ended September 30, 1997
                                                  ---------------------------------------    ---------------------------------------
                                                     Average       Interest     Yield/          Average       Interest     Yield/
                                                     Balance      Earned/Paid    Rate           Balance     Earned/Paid     Rate
                                                     -------      -----------   ------          -------     -----------    ------
ASSETS
Earning assets
  Loans                                           $ 32,524,542     2,310,598     9.50%       $ 21,567,447    1,501,475      9.31%
  Securities:
    Taxable                                         16,214,143       715,695     5.90%         13,116,452      579,142      5.90%
  Federal funds sold and securities purchased
    under agreements to resell                       6,985,641       286,962     5.49%          4,652,272      188,377      5.41%
                                                  -------------------------------------    ---------------------------------------
        Total earning assets                        55,724,326     3,313,255     7.95%         39,336,171    2,268,994      7.71%
                                                  -------------------------------------    ---------------------------------------
Cash and due from banks                              1,795,512                                  1,363,489
Premises and equipment                               3,010,073                                  2,829,250
Other assets                                           428,608                                    329,083
Allowance for loan losses                             (442,083)                                  (258,052)
                                                  -------------                            ---------------
       Total assets                               $ 60,516,436                               $ 43,599,941
                                                  =============                            ===============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts              5,716,261        51,077     1.19%          4,280,279       46,566      1.45%
  Money market accounts                              7,550,683       250,703     4.44%          4,212,618      140,266      4.45%
  Savings deposits                                   6,620,197       185,523     3.75%          6,287,824      180,714      3.84%
  Time deposits                                     20,638,330       813,154     5.27%         14,892,483      584,148      5.24%
  Other short term borrowings                        3,207,046       109,749     4.58%          1,583,715       52,997      4.47%
                                                  -------------------------------------    ---------------------------------------
     Total interest-bearing liabilities             43,732,517     1,410,206     4.31%         31,256,919    1,004,691      4.30%
                                                  -------------------------------------    ---------------------------------------
Demand deposits                                      7,923,009                                  6,262,052
Other liabilities                                      382,797                                    266,097
Shareholders' equity                                 8,478,113                                  5,814,873
                                                  -------------                            ---------------
   Total liabilities and shareholders' equity     $ 60,516,436                               $ 43,599,941
                                                  =============                            ===============

Net interest spread                                                              3.64%                                      3.41%
Net interest income/margin                                        $1,903,049     4.57%                      $1,264,303      4.30%
                                                               ==============                             =============

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                               Three months ended September 30, 1998   Three months ended September 30, 1997
                                               ------------------------------------    -----------------------------------
                                                  Average     Interest    Yield/         Average     Interest    Yield/
                                                  Balance    Earned/Paid   Rate          Balance    Earned/Paid   Rate
                                                  -------    -----------  ------         -------    -----------  ------
ASSETS
Earning assets
  Loans                                         $ 34,619,741     833,078     9.55%     $ 25,309,712   $ 588,165     9.22%
  Securities:
    Taxable                                       18,009,670     266,054     5.86%       13,404,639     203,723     6.03%
  Federal funds sold and securities purchased
    under agreements to resell                    11,273,141     155,157     5.46%        4,463,214      61,857     5.50%
                                               ------------------------------------    -----------------------------------
        Total earning assets                      63,902,552   1,254,289     7.79%       43,177,565     853,745     7.84%
                                               ------------------------------------    -----------------------------------
Cash and due from banks                            1,886,374                              1,447,488
Premises and equipment                             3,099,077                              3,018,275
Other assets                                         453,438                                340,397
Allowance for loan losses                           (491,966)                              (309,656)
                                               --------------                          -------------
       Total assets                             $ 68,849,475                           $ 47,674,069
                                               ==============                          =============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts            6,495,220      19,342     1.18%        5,309,895      18,670     1.39%
  Money market accounts                            8,700,909      95,823     4.37%        6,301,887      74,118     4.67%
  Savings deposits                                 7,165,208      67,250     3.72%        5,860,754      56,045     3.79%
  Time deposits                                   21,703,419     286,777     5.24%       15,928,394     212,495     5.29%
  Other short term borrowings                      2,894,757      33,031     4.53%        1,473,450      17,001     4.58%
                                               ------------------------------------    -----------------------------------
     Total interest-bearing liabilities           46,959,513     502,223     4.24%       34,874,380     378,329     4.30%
                                               ------------------------------------    -----------------------------------
Demand deposits                                    8,601,719                              6,608,039
Other liabilities                                    441,107                                311,730
Shareholders' equity                              12,847,136                              5,879,920
                                               ==============                          =============
   Total liabilities and shareholders' equity   $ 68,849,475                           $ 47,674,069
                                               ==============                          =============

Net interest spread                                                          3.54%                                  3.54%
Net interest income/margin                                     $ 752,066     4.67%                    $ 475,416     4.37%
                                                             ============                           ============

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 2.  CHANGES IN SECURITIES.

         (a) On July 6 1998, the Company issued 450,000 shares of authorized common stock at a price of $14.00 per share in a public offering underwritten by Edgar Norris & Co and registered under The Securities Act of 1933 and filed with the Securities Exchange Commission on Form S-2. On July 10, 1998 the Company issued 67,500 shares of authorized common stock at $14.00 per share pursuant to the over allotment option under the underwriting agreement with Edgar Norris & Co.

         (b)      Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to security holders for a vote during the three months ended September 30, 1998.


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

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST COMMUNITY CORPORATION
                                    (REGISTRANT)



Date: November 11, 1998              By: /s/ Michael C. Crapps
      -----------------                 -------------------------------------

                                     Michael C. Crapps
                                     President and Chief Executive Officer



                                     By: /s/ Joseph G. Sawyer
                                        --------------------------------------

                                     Joseph G. Sawyer
                                     Senior Vice President, Principal Financial
                                     Officer