Form 10KSB
period 1998-12-31
FIRST COMMUNITY CORP /SC/
filed 1999-03-29
CIK 932781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
  X      Annual Report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 (No Fee required)

                   For the fiscal year ended December 31, 1998
                                             -----------------
                                       OR

         Transition Report under Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 (No fee required)

               For the transition period from          to
                                              --------    --------

                          Commission file no. 33-86258
                                             ---------

                           First Community Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 South Carolina                       57-1010751
        ---------------------------------         ------------------
          (State or Other Jurisdiction             (I.R.S. Employer
        of Incorporation or Organization)         Identification No.)


     5455 Sunset Blvd., Lexington, South Carolina          29072
     --------------------------------------------        ----------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock as of March 15, 1999, held by non-affiliates of the registrant based on the average of the quoted bid and ask as of March 15, 1999, was $17,054,650.

         The issuer's revenues for its most recent fiscal year were $5,015,224. 1,207,177 shares of the Issuer's common stock were issued and outstanding as of March 15, 1999.

                       Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement for its April 21, 1999 Annual Meeting of Shareholders, are incorporated by reference into Part III thereof.

Transitional Small Business Disclosure Format. (Check one):  Yes      No  X
                                                                 ---     ---

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         First Community Corporation was incorporated as a South Carolina corporation on November 2, 1994, primarily to own and control all of the capital stock of First Community Bank, N.A. The company presently engages in no business other than owning and managing the bank. The bank is a national banking association which engages in a commercial banking business from its main office in Lexington, South Carolina and a second office located in Richland County, South Carolina. The bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), and it is a member of the Federal Reserve System.

         In July 1995, the Company completed its initial public offering of 688,077 shares of its common stock, at a price of $10.00 per share. On August 17, 1995, the bank opened for business. On July 10, 1998 the company closed a secondary offering in which it issued 517,500 shares of common stock. The net proceeds received in the secondary offering was approximately $6.6 million after deducting issuance cost. The proceeds are to be used to purchase properties and construct and outfit three branches in the next six to eighteen months. The estimated cost for the three branches is approximately $3.0 million. The remaining proceeds are to be used to support initial loan growth at the three new branch offices, as well as the company's two existing branches, and for other general corporate purposes. At December 31, 1998, the company has entered into contracts on two properties located in the Midlands of South Carolina. Branch construction on the first property located in Irmo, South Carolina has commenced with a projected opening on March 29, 1999. The contract on the second property is located in West Columbia, South Carolina and provides for a due diligence period and termination of the contract without penalty under certain conditions. It is anticipated that this property will be closed on during the first quarter of 1999.

LOCATION AND SERVICE AREA

         The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Columbia, South Carolina and the surrounding area, including Lexington and Richland Counties. The bank has its main office located in the city of Lexington, South Carolina in Lexington County and a branch office located in the city of Forest Acres, South Carolina in Richland County. A third branch is under construction in Irmo, South Carolina (Lexington County). See "Facilities."

         The Main Office primarily serves the area in and around Lexington, South Carolina, which is west of Columbia in Lexington County. The Forest Acres Office primarily serves the area around Forest Acres, South Carolina, which is east of Columbia in Richland County. The Branch under construction in Irmo, South Carolina will serve that community and is anticipated to be opened at the end of the first quarter 1999.

         Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland and Lexington Coutnies which includes the projected service areas for both current sites of the bank and the two projected sites, had an estimated population in 1995 of 491,600. Lexington County had a population of 191,900 and Richland County had a population of 299,700. The principal components of the economy within the company's market areas are service industries, government, and wholesale and retail trade. The largest employers in the area each of which employs in excess of 3,000 people in the Midlands area, include Fort Jackson Army Base, the University of South Carolina, Policy Management Systems Corporation, Richland Memorial Hospital,

Blus Cross Blue Shield, SCANA Corporation and Pepsi Cola, Inc. The area has experienced steady growth over the past ten years and the Company expects the area, as well as the service industry needed to support it, to continue to grow. Both Richland and Lexington Counties have one of the highest per capita incomes in the state at, $40,500 in 1995 compared to $29,000 for South Carolina as a whole.


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

         The bank also offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The bank also makes real estate construction and acquisition loans. The bank originates fixed and variable rate mortgage loans in the name of a third party which are sold into the secondary market.. The bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral. The bank may not make any loans to any director, officer, employee or 10% shareholder of the Company or the bank unless the loan is approved by the Board of Directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

         Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank offers non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through AAG Securities, Inc. The bank is associated with Honor and Plus networks of automated teller machines and Mastermoney debit cards that may be used by Bank customers throughout South Carolina and other regions. The bank also offers VISA and Mastercard credit card services through a correspondent bank as an agent for the bank.

         The bank does not plan to exercise trust powers during its initial years of operation. The bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

COMPETITION

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere. As of December 31, 1998, there were thirteen commercial banks operating approximately 137 offices and four thrifts with a total of 4 offices in the Lexington and Richland county area. The company faces increased competition from both federally-chartered and state -chartered financial institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the company's market area. A number of these competitors are well established in the Lexington and Richland County Area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as established branch networks and trust services, that the bank does not currently provide. The bank is the only one of these institutions that is locally owned and operated. The Company believes that the community bank focus of the bank with its emphasis on service to small and medium size businesses, individual and professional concerns, gives it an advantage in this market.

EMPLOYEES

         The bank presently has 24 full-time employees and two part-time employees. The company does not have any employees other than its officers, none whom receive any remuneration for their services to the company.

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

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Beginning in 1993, insured depository institutions pay for deposit insurance under a risk-based premium system. Under this system, a BIF insured depositor institution paid to BIF from $.04 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator subject to a minimum semi-annual assessment of $1,000 per institution. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well capitalized banks, eventually to $.00 per $100, with a minimum semi-annual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated the minimum assessment. It also separated, effective January 1, 1997, the Financing Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by the FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and there can be no assurance that such cost can be passed on the bank's customers.

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

         The company has purchased one site and entered into a contract on another site as of December 31, 1998. The purchased site is located at 1030 Lake Murray Boulevard, Irmo, South Carolina and construction on this property has been initiated. The cost of this property was approximately $449,000 and construction cost are approximately $512,000. The site is approximately 1.0 acres and the banking facility will be approximately 3,000 square feet when completed. The site under contract is located at 506 Meeting Street, West Columbia, South Carolina and the contract purchase price is $300,000. The company has not yet entered into contract for the construction of the facility to be located at this site.


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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the "Common Stock"), of which 1,207,177 were issued and outstanding as of December 31, 1998. The stock is quoted on the OTC Bulletin Board under the trading symbol "FCCO."

         The Company has never paid any dividends. It is anticipated that earnings will be retained for several years to expand the bank's capital base to support deposit growth and that no dividends will be paid on the company's stock for several years.

         Moreover, the National Banking Act limits dividend payments by national banks such as the bank, which in turn could limit the Company's ability to pay dividends. The bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1998, has $114,000 free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

         The following is a summary of stock prices for the Company since the stock began to be quoted on the OTC Bulletin Board.

                  1998                      High              Low
                  ----                      ----              ---
                  Third quarter             $17.00            $15.00
                  Fourth quarter            $17.00            $15.00

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL

         First Community Corporation is a one bank holding company. The Company commenced operations on November 2, 1994. The Bank, the Company's only subsidiary, began operations on August 17, 1995 from it's first office located in Lexington, South Carolina. On September 14, 1995 the Company opened it's second office located in Forest Acres, South Carolina. The Company engages in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

                    The Company expected to experience losses until the Bank grew its assets to a point where the assets generated revenue from operations which exceeded the Bank's fixed costs. The Company experienced it's first quarterly profit in the fourth quarter of 1996 and has experienced continued profits for each subsequent quarter through the fourth quarter of 1998. The Company has grown from approximately $38.1 million in total assets, $15.9 million in loans, $30.9 million in deposits and $5.8 million in shareholders' equity at December 31, 1996 to approximately $73.2 million in total assets, $40.3 million in loans $56.0 million in deposits and $13.6 million in shareholders' equity at December 31, 1998. In July 1998 the Company completed a secondary public offering of its common stock and raised $6.6 million in additional capital. Comparisons of the Company's and the Bank's results for all of the periods presented, particularly with respect to their banking operations, should be made with an understanding of the Company's short history. The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operations of the Company. This review should be read in conjunction Company's financial statements and accompanying notes included elsewhere herein. This analysis provides an overview of the significant changes that occurred during the periods presented.

         In July 1998 the Company closed a secondary stock offering in which it raised approximately $6.6 million in additional capital. The use of the proceeds of this offering are to support its continued growth through its existing offices and by opening three additional branches in the next 12 to 18 months in other fast growing areas in the Midlands of South Carolina. At December 31, 1998 the Company has begun construction on one new location located in Irmo, South Carolina and has entered into a contract to purchase one additional location.
 The Irmo property was purchased for approximately $449,000 and the contract for the construction of the facility is for approximately $512,000. It is anticipated that the Irmo location will open at the end of the first quarter of 1999. The additional location is in Cayce-West Columbia, South Carolina. The Company has certain rights under the terms of the contract on Cayce-West Columbia which allow for an inspection and due diligence period and termination of the contract without penalty under certain conditions. The purchase price of the Cayce-West Columbia property is $300,000. Because the Company has not yet acquired this location or entered into a contract for the construction of the facility, it has not determined with certainty the cost to open the branch. The Company will use remaining proceeds beyond the cost of purchasing the properties and construction of facilities to support initial loan growth at the new branches, as well as at the Company's two existing branch offices, and for other general corporate purposes.



RESULTS OF OPERATIONS

         The Company's net income was $847,000 or $0.90 per share for the year-ended December 31, 1998, as compared to a net income of $251,000 or $0.36 per share for the year ended December 31, 1997, and a loss of $282,000 or $0.41 per share for the year ended December 31, 1996. The increase in net income from 1997 to 1998 results primarily from a $857,000 increase in net interest income. Increased net interest income resulted from continued growth in all categories of earning assets during 1998. Earning assets averaged $58.6 million in 1998 as compared to $40.6 million in 1997. Yields earned and rates paid on the various components of the balance sheet showed modest changes between the periods. Overall there was an improvement of 10 basis points in the net interest margin in 1998 as compared to 1997. A $174,000 increase in non-interest income in 1998 as compared to 1997 also contributed to the improvement in net income. Increases in non-interest income resulted from increased deposit and related account charges associated with increased deposit balances as well as a $77,000 increase in mortgage origination fees. The increases in net interest income and non-interest income were partially offset by a $391,000 increase in non-interest expense. All categories of non-interest expense increased during 1998 as compared to 1997. The increases in expenses primarily result from anticipated increases in staff during this period, higher marketing and advertising expenses, as well as increased expenses related to supplies and activity fees due to the growth in numbers and volumes of accounts. In addition, the Bank incurred approximately $50,000 of cost associated with remediation and testing of systems for year 2000 compliance.

        The improvement in net income in 1997 over a 1996 net loss of $282,000 is also a result of growth in the net interest margin and increases in non-interest income. The improvement in these areas as well as increases in non-interest expense in 1997 as compared to 1996 result from the substantial growth in the size of the Company during the period. Total assets grew from $38.1 million at December 31, 1996 to $51.0 million at December 31, 1997. Average earning assets increased to $40.6 million during 1997 as compared to $24.0 million during 1996. The return on average assets for 1998, 1997 and 1996, was 1.33%, 0.56% and (1.04%), respectively and return on average equity was 8.68%, 4.28% and (4.82%), respectively.

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

         Net interest income totaled $2.7 million in 1998, $1.8 million in 1997 and $1.0 million in 1996. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.57% in 1998 as compared to 3.55% in 1997 and 3.13% in 1996. The reason for the increase in net interest income between 1998 and 1997 was primarily due to the $18.0 million increase in the level of earning assets between the two periods. Similarly, the increase in net interest income of $778,000 in 1997 as compared to 1996 was the result of increases in the level of earning assets as well as an improvement in the net interest spread from 3.13% in 1996 as compared to 3.55% in 1997. In 1998 loans represented 57.3% of earning assets as compared to 57.1% in 1997. Loans typically provide a higher yield than other types of earning assets and thus one of the Company's goals is to continue to grow the loan portfolio as a percentage of earning assets. The yield on earning assets decreased from 7.86% in 1997 to 7.81% in 1998. The decrease was primarily a result of a decrease in general market rates during 1998 due to several reductions in the federal funds target rate established by the Federal Reserve Board and related decreases in the Bank's prime lending rate. This decrease in yield on average earning assets was partially offset by a decrease in the rate paid on interest-bearing liabilities to 4.24% in 1998 to 4.31% in 1997. The increase in net interest income in 1997 of $778,000 as compared to the prior year was a result of the Bank allocating a greater percentage of its earning assets to loans in 1997 than it did in 1996 (57.1% in 1997 as compared to 44.5% in 1996, based on average balances for each year).

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


                                                                       AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
(IN THOUSANDS)                                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                                    1998                      1997                       1996
                                                                    ----                      ----                       ----

                                                        AVERAGE   INCOME/ YIELD/  AVERAGE   INCOME/  YIELD/ AVERAGE  INCOME/ YIELD/
                                                        BALANCE   EXPENSE  RATE   BALANCE   EXPENSE   RATE  BALANCE  EXPENSE  RATE
                                                        -------   -------  ----   -------   -------   ----  -------  -------
ASSETS
Earning Assets

     Loans (1) ......................................   $33,641   $ 3,152  9.37%   23,192   $ 2,184   9.42% $10,648   $1,005  9.43%
     Securities:
       Taxable ......................................    17,561     1,032  5.88%   13,239       782   5.91%  10,856      635  5.85%
     Federal funds sold and securities
       purchased under agreement to resell ..........     7,411       395  5.33%    4,193       228   5.43%   2,446      130  5.33%

                                                         ------   -------  ----    ------   -------   ----  -------   ------  ----
       Total earning assets .........................    58,613     4,579  7.81%   40,624     3,194   7.86%  23,950    1,770  6.20%
                                                                  -------  ----    ------   -------   ----            ------  ----
  Cash and due from banks ...........................     1,900                     1,349                       928
  Premises and equipment ............................     3,149                     2,873                     2,020
  Other assets ......................................       452                       351                       258
  Allowance for loan losses .........................      (464)                     (284)                     (132)
                                                        -------                  --------                   -------
       Total assets .................................   $63,650                  $ 44,913                   $27,024
                                                        =======                  ========                   =======
  LIABILITIES
  Interest-Bearing Liabilities
     Interest-bearing transaction accounts(1) .......   $ 5,987   $    69  1.15%  $ 4,393    $   61   1.40% $ 2,411   $   36  1.49%
     Money market accounts ..........................     7,832       341  4.35%    4,740       213   4.50%   1,595       52  3.24%
     Savings deposits (1) ...........................     7,232       270  3.73%    6,264       240   3.84%   3,707      148  4.01%
     Time deposits (1) ..............................    21,045     1,101  5.23%   15,251       803   5.26%   8,646      459  5.31%
     Other short-term borrowings ....................     3,121       139  4.45%    1,662        75   4.48%   1,167       51  4.32%
                                                        -------   -------  ----    ------   -------   ----  -------   ------  ----
       Total interest-bearing liabilities ...........    45,217     1,920  4.24%   32,310     1,392   4.31%  17,526      746  4.26%
                                                                  -------  ----    ------   -------   ----            ------  ----
  Demand deposits (1) ...............................     8,260                     6,440                     3,449
  Other liabilities .................................       417                       296                       197
  Shareholders' equity ..............................     9,756                     5,867                     5,852
                                                        -------                  --------                   -------
       Total liabilities and shareholders' equity ...    63,650                   $44,913                   $27,024
                                                        =======                  ========                   =======
  Net interest spread ...............................                      3.57%                      3.55%                   3.13%
  Net interest income/margin ........................             $ 2,659  4.54%             $1,802   4.44%           $1,024  4.28%
                                                                  =======                    ======                   ======

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




(IN THOUSANDS)                                        1998 versus 1997                      1997 versus 1996
                                                  Increase (decrease) due to           Increase (decrease) due to
                                                  --------------------------           --------------------------
                                                 Volume    Rate           Net         Volume    Rate          Net
                                                 ------    ----           ---         ------    ----          ---
ASSETS
Earning Assets
   Loans                                        $   979    $(12)         $967         $1,181     $ (1)      $1,180
   Securities                                       254      (3)          251            141        6          147
   Federal funds sold and securities purchased
    under agreements to resell                      171      (4)          167             95       (2)          97
                                                                                                                --

      Total earning assets                        1,405     (20)        1,385          1,304      120        1,424
                                                                        -----

INTEREST-BEARING LIABILITIES
   Interest-bearing transaction accounts             15      (6)            9             27       (2)          25
   Money market accounts                            134      (7)          127            135       27          162
   Savings deposits                                  35      (7)           28             98       (6)          92
   Time deposits                                    303      (4)          299            347       (4)         343
   Other short term borrowings                       65       0            65             22        2           24
                                                                        -----                                -----
      Total interest-bearing liabilities            548     (20)          528            637        9          646
                                                                        -----                                -----

Net interest income                                                     $ 857                                $ 778
                                                                        =====                                =====



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

         The following table illustrates the Company's interest rate sensitivity at December 31, 1998.

                         INTEREST SENSITIVITY ANALYSIS

(IN THOUSANDS)
                                                                AFTER
                                                                THREE
                                                               THROUGH       AFTER SIX                    GREATER THAN
                                                 WITHIN          SIX          THROUGH         WITHIN      ONE YEAR OR
                                              THREE MONTHS      MONTHS     TWELVE MONTHS     ONE YEAR     NONSENSITIVE     TOTAL
                                              ------------      ------     -------------     --------     ------------     -----
ASSETS
Earning Assets
  Loans ....................................     $ 16,146       $ 2,375       $  2,862       $ 21,383       $19,436      $40,819
  Securities ...............................          332         1,000            500          1,832        21,011       22,843
  Federal funds sold and
   securities purchased under
   agreement to resell .....................        3,290                                       3,290                      3,290
                                                 --------       -------       --------       --------       -------      -------
    Total earning assets ...................       19,768         3,375          3,362         26,505        40,447       66,952
                                                 --------       -------       --------       --------       -------      -------

LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
  NOW Accounts (1) .........................          757           757          1,515          3,029         3,031        6,060
  Money Market accounts ....................        9,223                                       9,223                      9,223
  Savings deposits (1) .....................        1,078         1,078          2,156          4,312         4,311        8,623

  Time deposits ............................       10,287         4,877          4,165         19,329         2,323       21,652
                                                 --------       -------       --------       --------       -------      -------
    Total interest-bearing deposits ........       21,345         6,712          7,836         35,893         9,665       45,558
   Other short-term borrowings .............        2,738                                       2,738                      2,738
                                                 --------       -------       --------       --------       -------      -------
      Total interest-bearing liabilities ...       24,083         6,712          7,836         38,631         9,665       48,296
                                                 --------       -------       --------       --------       -------      -------

Period gap .................................     $( 4,315)      $(3,337)      $ (4,474)      $(12,126)      $30,782      $18,656

Cumulative gap .............................     $( 4,315)      $(7,652)      $(12,126)      $(12,126)      $18,656      $18,656
Ratio of cumulative gap to total
 earning assets ............................        (6.44%)      (11.42%)       (18.11%)       (18.11%)       27.86%

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

   At December 31, 1998 and 1997, the allowance for loan losses amounted to $532,000 and $380,000, respectively. This represents 1.30% and 1.31% of outstanding loans at December 31, 1998 and 1997, respectively. There were no non-accrual, restructured or other non-performing loans at December 31, 1998, 1997 or 1996. In addition, there was $3,000 in loans delinquent greater than 30 days at December 31, 1998 and none were delinquent greater than 30 days at December 31, 1997 and 1996. The provision for loan losses was $179,000, $194,000 and $135,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The provision was made based on management's assessment of general loan loss risk and asset quality.



                            ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                  1998           1997           1996
                                                -------        -------        -------
Average loans outstanding                       $33,641         $23,192         $10,648
                                                =======         =======         =======
Loans outstanding at period end                 $40,819         $29,000         $15,915
                                                -------         =======         =======
   Total nonperforming loans                         --              --              --
                                                                =======         =======
Beginning balance of allowance                  $   380         $   201         $    77

Loans charged-off:

   1-4 family residential mortgage loans             --              --              --
   Home equity loans                                 --              --              --
   Commercial loans                                  28              --              --
   Lease receivables                                  2              14              10
   Installment & credit card loans                    4               4              11
                                                -------         -------         -------
     Total loans charged-off                         34              18              11
                                                -------         -------         -------
Recoveries of previous charge-offs:

   1-4 family residential mortgage loans             --              --              --
   Home equity loans                                 --              --              --
   Commercial loans                                  --              --              --
   Lease receivables                                  7               3              --
   Installment & credit card loans                   --              --              --
                                                -------         -------         -------
     Total recoveries                                 7               3              --
                                                -------         -------         -------
Net loans charged-off                                27              15              11
                                                -------         -------         -------
Provision for loan losses                           179             194             135
                                                -------         -------         -------
Balance at period end                           $   532         $   380         $   201
                                                -------         =======         =======
Net charge-offs to average loans                    .08%            .06%            .10%

Allowance as percent of total loans                1.30%           1.31%           1.26%

Nonperforming loans as % of total loans              --              --              --

Allowance as % of nonperforming loans                --              --              --



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

   Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 1998, the Company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

   Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts. In addition, the Company originates mortgage loans which are closed in the name of a third party for which the Company receives a fee. Other sources of noninterest income is derived from bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 1998, was $436,000 as compared to $262,000 for 1997. This increase is primarily a result of the substantial growth in deposit account balances and the related deposit account fees. These fees amounted to $205,000 in 1998 as compared to $171,000 in 1997. Mortgage loan origination fees amounted to $119,000 in 1998 as compared to $41,000 in 1997. This increase is a result of the low mortgage loan rate environment in 1998 and the substantial amount of homeowner refinancing that occurred in 1998 as compared to 1997. The Company continues to place emphasis on this source of revenue in an effort to increase mortgage loan fee income. During the first quarter of 1998 the Company employed a registered investment representative and began offering nondeposit investment products such as mutual funds, annuities, stocks and bonds. Fees generated from the sale of these products amounted to $44,000 during the year ended December 31, 1998. Noninterest income amounted to $126,000 in 1996. The substantial increase in 1997 as compared to 1996 is attributable to increased deposit account balances and the related deposit account fees of $89,000 and an increase in mortgage loan origination fees of $17,000.

   Noninterest Expense. In the very competitive financial services market of recent years, management recognizes the need to place a great deal of emphasis on expense management and will continue to evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased from $1,619,000 for the year ended December 31, 1997 to $2,009,816 for the year ended December 31, 1998. Salary and employee benefits increased $185,000 in 1998 as compared to 1997. This increase results from normal merit increases as well as the addition of three full time equivalent employees in 1998 as compared to 1997. The Company also instituted a matching program to the existing 401(k) plan during 1998 where it matches 50% of the employees contribution up to 4%. The Company also began paying incentive compensation to the mortgage loan originator based on production goals that were not paid in 1997. Equipment expense increased from $144,000 in 1997 to $180,000 in 1998. This increase is primarily due to increased maintenance expense of approximately $28,000 the majority of which relates to remediation expense for existing computer software and hardware to upgrade them to ensure that they are year 2000 compliant. Marketing and public relations expense increased to $131,000 in 1998 as compared to $90,000 in 1997. This increase is attributable to planned budgeted increases in advertising during the Bank's third full year of operations. Other expense increased from $395,000 in 1997 to $518,000 in 1998. This increase is partially due to an increase in computer service bureau from $96,000 in 1997 to $149,000 in 1998. Approximately $37,500 of the increase in computer service bureau expense relates to testing and remediation for year 2000 compliance, with the balance of the increase resulting from increased transaction volume. Correspondent bank fees, and other expenses increased due to the growth of the Company in 1998 as compared to 1997 and the resulting increased activity.

   Noninterest expense increased from $1,297,000 in 1996 to $1,619,000 in 1997. Salary and employee benefits increased $172,000 in 1997 as compared to 1996. This increase results from normal merit increases as well as the addition of two full time equivalent and one part time equivalent employees in late 1996 and early 1997. Equipment expense increased $42,000 in 1997 as compared to 1996 primarily as a result of increases in maintenance contract expense for computer hardware and software. Marketing and public relations expense increased to $90,000 in 1997 as compared to $36,000 in 1996. This increase is attributable to planned increases in advertising during the Bank's second full year of operations.

The following table sets forth for the periods indicated the primary components of non-interest expense:




(IN THOUSANDS)                                      YEAR ENDED DECEMBER
                                            1998          1997          1996
                                           ------        ------        ------
     Salaries and employee benefits         $1,061       $  876        $  704
     Occupancy                                118           114           130
     Equipment                                180           144           102
     Marketing and public relations           131            90            36
     Data processing                          149            96            94
     Supplies                                  56            52            44
     Telephone                                 25            22            23
     Correspondent services                    51            38            30
     Insurance                                 39            32            22
     Professional fees                         42            36            36
     Postage                                   33            22            13
     Other                                    125            97            63
                                           ------        ------        ------
                                           $2,010        $1,619        $1,297
                                           ======        ======        ======

Income Tax Expense

   The company had a operating loss carry forward of approximately $733,000, and $984,000 for the years ended December 31, 1997, and 1996 , respectively. During the year ended December 31, 1998 the company utilized all of its net operating loss carry forward. The realization of a deferred tax benefit by the company as a result of net operating losses depends upon having sufficient taxable income of an appropriate character in the carry forward periods. The company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. The Company had fully offset the deferred tax assets resulting primarily from the net operating loss carry forwards by a valuation allowance in the same amount for each of the years ended December 31, 1997 and 1996. In 1998, the Company eliminated the remaining valuation allowance. The provision for income taxes for the year ended December 31, 1998 was $60,000.

FINANCIAL POSITION

   Total assets at December 31, 1998, were $73.2 million as compared to $51.0 million at December 31, 1997. Average earning assets increased to $58.6 million during 1998 as compared to $40.6 million during 1997. Asset growth included a net increase in loans of $11.8 million and a $9.3 million increase in investment securities during 1998 as compared to 1997. This growth was primarily funded by an increase in deposit account balances of $13.1 million and proceeds from a secondary stock offering in 1998. Shareholders' equity totaled $13.6 million at December 31, 1998 as compared to $6.1 million at December 31, 1997. This increase was primarily due to the proceeds from the secondary stock offering of $6.6 million and retained net income of $847,000 during 1998.

Earning Assets

   Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Bank's goals is to have loans be the largest category of the Bank's earning assets. At December 31, 1998 loans accounted for 63.7% of earning assets as compared to 64.3% of earning assets at December 31, 1997. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Management is not willing to sacrifice asset quality in order to achieve its asset mix goals. Loans averaged $23.2 million during 1997, as compared to $33.6 million in 1998.

   The following table shows the composition of the loan portfolio by category:


(IN THOUSANDS)                                                              December 31,
                                          ----------------------------------------------------------------------------
                                                   1998                        1997                     1996
                                          ----------------------------------------------------------------------------
                                                         Percent                     Percent                  Percent
                                           Amount        of Total      Amount        of Total     Amount      of Total
                                           ------        --------      ------        --------     ------      --------
Commercial, financial and agricultural    $ 8,865         21.73%      $ 7,148          24.65%    $ 2,837       17.83%
Real Estate:
   Construction                             3,873          9.48%        2,006           6.92%        792        4.97%
   Mortgage-residential                     6,538         16.01%        4,457          15.37%      2,602       16.35%
   Mortgage-commercial                     15,305         37.49%       10,454          36.05%      6,639       41.72%
Consumer                                    6,234         15.28%        4,880          16.83%      2,762       17.35%
Leases                                          4           .01%           55            .18%        283        1.78%
                                          -------        ------       -------         ------     -------      -------
   Total gross loans                       40,819        100.00%       29,000         100.00%     15,915      100.00%
                                                         ======                       ======                  ======
Allowance for loan losses                    (532)                       (380)                      (201)
                                          -------                     -------                    -------
   Total net loans                        $40,287                     $28,620                    $15,714
                                          =======                     =======                    =======

      In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally the Company limits the loan-to-value ratio to 80%. The principal components of the Company's loan portfolio, at year end 1998 and 1997, were commercial mortgage loans in the amount of $15.3 million and $10.4 million, representing 37.49% and 36.05% of the portfolio, respectively. A significant portion of these commercial mortgage loans are made to finance owner occupied real estate. Due to the short term the loan portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix. Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

   The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1998.


       LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES


(IN THOUSANDS)
                                                                 DECEMBER 31, 1998
                                                ---------------------------------------------------
                                                             OVER ONE YEAR
                                                ONE YEAR       THROUGH       OVER FIVE
                                                OR LESS       FIVE YEARS       YEARS          TOTAL
                                                -------       ----------       -----          -----
     Commercial, financial and
     agricultural ......................        $ 3,884        $ 4,536        $   445        $ 8,865
     Real estate - construction ........          2,289            972            612          3,873
     All other loans ...................          6,309         18,635          3,137         28,081
                                                -------        -------        -------        -------
                                                $12,482        $24,143        $ 4,194        $40,819
                                                =======        =======        =======        =======

     Loans maturing after one year with:
      Fixed interest rates ................................................................  $21,658
      Floating interest rates .............................................................    6,679
                                                                                             -------
                                                                                             $28,337
                                                                                             =======


   The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

   Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $17.6 million in 1998, as compared to $13.2 million in 1997. This represents 30.03% and 32.59% of the average earning assets for the year ended December 31, 1998 and 1997, respectively. The objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the Company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 1998, the weighted average life of the portfolio was 2.5 years and the weighted average yield was 5.80%. The Company primarily invests in U.S. Treasury securities and securities of other U. S. Government agencies with maturities up to five years. In 1998, as a result of utilizing all prior net operating losses the Company began investing in south Carolina state and local government obligations with maturities of up to 15 years.

   The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 1997.

          INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS (1)


(IN THOUSANDS)                                                           DECEMBER 31, 1998
                                              ------------------------------------------------------------------------
                                                                  AFTER ONE BUT      AFTER FIVE BUT      AFTER TEN
                                              WITHIN ONE YEAR    WITHIN FIVE YEARS  WITHIN TEN YEARS       YEARS
                                              ---------------    -----------------  ----------------  ----------------
                                              AMOUNT    YIELD    AMOUNT     YIELD   AMOUNT    YIELD   AMOUNT     YIELD
                                              ------    -----    ------     -----   ------    -----   ------     -----
Held-to-maturity:
U.S. government agencies ...............      $1,398     6.09%   $   500    6.25%
State and local government .............                             682    5.94%   $  363     6.21%
                                              ------     ----    -------    ----    ------     ----
Total investment securities held-to-
maturity ...............................       1,398     6.09%     1,182    6.08%      363     6.21%
                                              ------     ----    -------    ----    ------     ----
Available-for-sale:
U.S. Treasury ..........................       1,722     5.93%     2,433    5.63%
U.S. government agencies ...............         500     5.82%     7,860    5.92%    2,004     6.04%
Mortgage-backed securities .............         122     4.47%     3,765    5.74%    1,198     5.67%
Other ..................................                                                                296         6.00%
                                              ------     ----    -------    ----    ------     ----    ----         ----
Total investment securities
available-for-sale .....................       2,344     5.79%    14,058    5.82%    3,202     5.96%    296         6.00%
                                              ------     ----    -------    ----    ------     ----    ----         ----
Total investment securities ............      $3,742     5.82%   $15,240    5.85%   $3,555     5.98%   $296         6.00%
                                              ======     ====    =======    ====    ======     ====    ====         ====

-----------
(1) Investments with a call feature are shown as of the contractual maturity date.

   Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $7.4 million in 1998, as compared to $4.2 million in 1997. At December 31, 1998, short-term investments totaled $3.3 million. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits were $50.4 million during 1998, compared to $37.1 million during 1997. Average interest-bearing deposits were $42.1 million in 1998, as compared to $30.6 million in 1997.

   The following table sets forth the deposits of the Company by category.



                                                                        DEPOSITS

                                                                        DECEMBER 31,
                                           ----------------------------------------------------------------------
(IN THOUSANDS)                                    1998                      1997                    1996
                                           ---------------------      -------------------     -------------------
                                                      PERCENT OF               PERCENT OF              PERCENT OF
                                            AMOUNT     DEPOSITS      AMOUNT     DEPOSITS     AMOUNT     DEPOSITS
                                            ------     --------      ------     --------     ------     --------
Demand deposit accounts................     $10,449      18.66%      $ 7,554      17.88%     $ 6,044      19.56%
NOW accounts ..........................       6,060      10.82%        6,063      14.35%       3,989      12.91%
Money market accounts..................       9,223      16.47%        5,957      14.10%       1,974       6.39%
Savings accounts.......................       8,623      15.40%        6,053      14.33%       7,154      23.15%
Time deposits less than $100,000 ......      13,595      24.27%       10,248      24.26%       6,732      21.78%
Time deposits of $100,000 or over......       8,056      14.38%        6,372      15.08%       5,008      16.21%
                                            -------     ------       -------     ------      -------     ------
   Total deposits......................     $56,006     100.00%      $42,247     100.00%     $30,901     100.00%
                                            =======     ======       =======     ======      =======     ======


   Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $47.3 million and $35.9 million at December 31, 1998 and 1997, respectively. A stable base of deposits are expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

   The maturity distribution of the Company's time deposits at December 31, 1997, is shown in the following table.




                      MATURITIES OF CERTIFICATES OF DEPOSIT
                   AND OTHER TIME DEPOSITS OF $100,000 OR MORE

(IN THOUSANDS)                                                             DECEMBER 31, 1997
                                                    ---------------------------------------------------------------
                                                                                AFTER SIX
                                                                  AFTER THREE    THROUGH       AFTER
                                                   WITHIN THREE    THROUGH        TWELVE       TWELVE
                                                      MONTHS      SIX MONTHS      MONTHS       MONTHS       TOTAL
                                                      ------      ----------      ------       ------       -----
Certificates of deposit of $100,000 or more ..        $3,950        $1,712        $1,688        $706        $8,056

Other time deposits of $100,000 or more ......            --            --            --          --            --
                                                      ------        ------        ------        ----        ------
          Total ..............................        $3,950        $1,712        $1,688        $706        $8,056
                                                      ======        ======        ======        ====        ======

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

         Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase. These borrowings averaged $3.0 million and $1.5 million during 1998 and 1997, respectively. These repurchase agreements are generally originated with customers that have other relationships with the Company and tend to provide a stable and predictable source of funding.

         The Company has short term borrowings provided through a U.S. Treasury demand note associated with a treasury tax and loan account. The average balance of this note for 1998 and 1997, was $120,000 and $114,000, respectively.

Capital

         Total shareholders' equity as of December 31, 1998 was $13.6 million, an increase of $7.5 million or approximately 122% compared with shareholders' equity of $6.1 million as of December 31, 1997. This increase was attributable to net income for the year ended December 31, 1998 of $847,000 a $40,000 increase in the market value of investment securities available-for-sale and $6.6 million in net proceeds from issuance of Common Stock in a secondary offering which closed on July 10, 1998.

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



                                          ANALYSIS OF CAPITAL
                                            (IN THOUSANDS)

                                    REQUIRED                  ACTUAL                EXCESS
                              -----------------       -------------------      ------------------
THE BANK:
December 31, 1998
Risk Based Capital
        Tier I                $ 1,959       4.00%     $10,332       21.10%    $ 8,373       17.10%
        Total Capital           3,917       8.00%      10,864       22.19%      6,947       14.19%
Tier I Leverage                 2,111       3.00%      10,232       14.68%      8,121       11.68%
December 31, 1997

        Tier I                $ 1,401       4.00%     $ 5,232       14.93%    $ 3,831       10.93%
        Total Capital           2,803       8.00%       5,612       16.02%      2,806        8.02%
Tier I Leverage                 1,463       3.00%       5,232       10.73%      3,769        7.73%

                                    REQUIRED                  ACTUAL                EXCESS
                              -----------------       -------------------      ------------------

THE COMPANY:
December 31, 1998
Risk Based Capital
        Tier I                $ 1,977       4.00%     $13,560       27.43%    $11,583       23.43%
        Total Capital           3,954       8.00%      14,092       28.51%     10,138       20.51%
Tier I Leverage                 2,188       3.00%      13,560       18.59%     11,372       15.59%

December 31, 1997
Risk Based Capital
        Tier I                 $1,401       4.00%     $ 6,098       17.41%    $ 4,697       13.41%
        Total Capital           2,803       8.00%       6,478       18.49%      3,675       10.49%
        Tier I Leverage         1,464       3.00%       6,098       12.50%      4,634        9.50%




         A condition of the original offering was that a minimum of 610,000 shares be subscribed to and fully paid for prior to approval to become a bank holding company. There was a total of 688,077 shares sold during the during the original offering period which closed on July 31, 1995 with gross proceeds after offering expenses of $6.8 million. Approximately $6.0 million of the proceeds of the offering were used to capitalize the Bank. On July 10, 1998 the Company closed a secondary offering in which 517,500 additional shares were issued in with proceeds after offering expenses of approximately $6.6 million. Approximately $4.1 million of the proceeds from this offering was used to provide additional capital to the Bank. The Company is using the proceeds of this offering to support its continued growth through its existing offices and by opening three additional branches in the next six to eighteen months in other fast growing areas in the Midlands of South Carolina. The Company has entered into contract on one locations as of December 31, 1998 and has acquired one branch site and plans to open the new office at the end of the first quarter of 1999. It is anticipated that the proceeds from the offering are sufficient to support its proposed growth and expansion, including the establishment of up to three new branch offices.

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

With the successful completion of the common stock offering in 1995 and the secondary offering completed in July 1998, the Company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the Company and the Bank needed for operations. The Company's funds sold position, its primary source of liquidity, averaged $7.4 million during the year ended December 31, 1998, and was $3.3 million at December 31, 1998. The Company also maintains federal funds purchased lines, in the amount of $2,500,000, with several financial institutions, although these have not been utilized in 1998. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term liquidity needs successfully.

ACCOUNTING MATTERS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, (SFAS 130) "Reporting Comprehensive Income. SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position at the end of an accounting period. SFAS 130 is effective for fiscal years beginning after December 31, 1997. The Company adopted this pronouncement during the first quarter of 1998. Reclassification of financial statements for earlier periods as required has been made in the financial statement included elsewhere herein.

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

       The Company has a program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures, due to processing errors arising from calculations using the year 2000 date. The Board of Directors and management of the Company have established year 2000 compliance as a strategic initiative. While the Company believes that is has available resources to assure year 2000 compliance, it is to some extent dependent on its outside core data processing servicer.

         The Company continue to work aggressively on its Year 2000 project. The awareness and assessment phases are complete and the remediation phase is substantially complete as of December 31, 1998. The validation and implementation phases are well underway. The Company's core business system which is provided by our outside service provider are considered to be most critical. Extensive testing of this system have taken place with additional testing to occur in the first and second quarter of 1999. The service providers host hardware and operating systems were upgraded and compliant in the fourth quarter of 1998. The service provider has met the Company's expectations for delivery of the year 2000 compliant upgrades. The running of test in a "test environment" have been performed for certain critical dates with testing to follow on other critical dates to occur in the first and second quarters of 1999. Item processing systems were upgraded to be year 2000 compliant. Throughout 1999, the Company will continue to test for Year 2000 compliance on its core system as well as ancillary systems.

         To date the Company has expensed cost to upgrade and test systems of approximately $60,000 and has budgeted an additional $15,000 in cost to be incurred in 1999. Capitalized cost for installing new item processing hardware and software and a frame relay communications network have been approximately $130,000. The cost of the Year 2000 project and the dates scheduled by the Company for being compliant are based on managements best estimates at this time. Additional cost to be incurred are not deemed to be material to the company's financial position.

         The Company continues to evaluate the readiness of its vendors and its customers as a part of its Year 2000 project plan. The Company is ion the process of developing a comprehensive contingency and business resumption plan which will document and outline options in the event any mission critical systems fail to operate despite all of our Year 2000 efforts. This plan will be completed in the first quarter of 1999. In addition the Company has undertaken a n extensive customer awareness program to inform our customers of the progress that we have made in implementing our Year 2000 readiness plan. The Company's primary regulator is the Office of the Comptroller of the Currency and thus we are subject to supervisory review of our Year 2000 preparedness and progress. Additionally the company's core processing provider is also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

         Management presently believes that with the planned additional modifications and testing to existing systems, the effects of the Year 2000 problem will be minimized. There can be no assurance however, that the systems of other vendors upon which the Company rely's, including essential utilities and telecommunications providers, will be Year 2000 compliant in a timely manner. If the Company's modifications and testing are not completed in a timely manner or are in other ways ineffective, or if the Company is subject to failure of a critical vendor, the Year 2000 issue could have a material impact on the Company's financial condition and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.


INDEX TO FINANCIAL STATEMENTS


REPORT OF INDEPENDENT AUDITOR

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF COMPREHENSIVE INCOME

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                     FIRST COMMUNITY CORPORATION
                                            BALANCE SHEETS




                                                                      December 31,
                                                                  1998              1997
                                                               -----------      ------------
            ASSETS
Cash and due from banks                                        $ 2,316,369      $  2,869,066
Federal funds sold and securities purchased under
  agreements to resell                                           3,290,403         2,620,000
Investment securities - available for sale                      19,899,891        11,606,899
Investment securities - held to maturity (market value of
  $2,957,891 and $1,894,940 at December 31,
  1998 and 1997, respectively)                                   2,942,760         1,900,000
Loans                                                           40,819,405        28,999,906
Less, allowance for loan losses                                    532,025           380,120
                                                               -----------      ------------
  Net loans                                                     40,287,380        28,619,786
Property, furniture and equipment - net                          3,667,097         2,983,224
Other assets                                                       747,676           413,456
                                                               -----------      ------------
  Total assets                                                 $73,151,576      $ 51,012,431
                                                               ===========      ============


          LIABILITIES

Deposits:
  Non-interest bearing demand                                  $10,449,284      $  7,553,754
  NOW and money market accounts                                 15,283,002        12,020,414
  Savings                                                        8,622,546         6,052,584
  Time deposits less than $100,000                              13,595,144        10,247,650
  Time deposits $100,000 and over                                8,055,794         6,372,330
                                                               -----------      ------------
    Total deposits                                              56,005,770        42,246,732
Securities sold under agreements to repurchase                   2,737,700         2,143,400
Other borrowed money - demand note to US Treasury                   32,413           111,383
Other liabilities                                                  763,349           396,063
                                                               -----------      ------------
    Total liabilities                                           59,539,232        44,897,578
                                                               -----------      ------------

        SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00 per share; 10,000,000
    shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 and  689,677 at December 31,
    1998 and 1997, respectively                                  1,207,177           689,677
Additional paid in capital                                      12,248,087         6,155,237
Retained earnings                                                  114,029          (732,904)
Unrealized gain on securities available-for-sale                    43,051             2,843
                                                               -----------      ------------
    Total shareholders' equity                                  13,612,344         6,114,853
                                                               -----------      ------------
    Total liabilities and shareholders' equity                 $73,151,576      $ 51,012,431
                                                               ===========      ============



                        See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                            Statements of Operations







                                                                         Year Ended December 31,
                                                                  1998            1997             1996
                                                               ----------      ----------      -----------
Interest income:
  Loans, including fees                                        $3,151,523      $2,184,512      $ 1,004,243
  Investment securities - available-for-sale                      896,309         624,377          479,822
  Investment securities - held-to-maturity                        136,245         157,403          155,504
  Federal funds sold and securities purchased
    under resale agreements                                       394,742         227,747          130,463
                                                               ----------      ----------      -----------
      Total interest income                                     4,578,819       3,194,039        1,770,032
                                                               ----------      ----------      -----------

Interest expense:
  Deposits                                                      1,780,634       1,317,360          695,626
  Securities sold under agreement to repurchase                   134,800          70,007
  Other borrowed money                                              4,117           4,490            2,328
                                                               ----------      ----------      -----------
      Total interest expense                                    1,919,551       1,391,857          697,954
                                                               ----------      ----------      -----------
      Net interest income                                       2,659,268       1,802,182        1,072,078
      Provision for loan losses                                   179,000         193,860          135,000
                                                               ----------      ----------      -----------
      Net interest income after provision for loan losses       2,480,268       1,608,322          937,078
                                                               ----------      ----------      -----------

Non-interest income:
  Deposit service charges                                         205,236         170,863           82,192
  Mortgage origination fees                                       118,608          41,428           24,930
  Other                                                           112,561          49,779           18,803
                                                               ----------      ----------      -----------
      Total non-interest income                                   436,405         262,070          125,925
                                                               ----------      ----------      -----------

Non-interest expense:
  Salaries and employee benefits                                1,061,502         876,091          704,416
  Occupancy                                                       118,351         114,008          129,978
  Equipment                                                       179,982         143,661          102,456
  Marketing and public relations                                  131,545          90,197           35,596
  Other                                                           518,436         395,259          324,093
                                                               ----------      ----------      -----------
      Total non-interest expense                                2,009,816       1,619,216        1,296,539
                                                               ----------      ----------      -----------

Net income before tax                                             906,857         251,176         (233,536)
Income taxes                                                       59,924              --               --
                                                               ----------      ----------      -----------
     Net income (loss)                                         $  846,933      $  251,176      $  (233,536)
                                                               ==========      ==========      ===========

Basic earnings (loss) per common share                         $     0.90      $     0.36      $     (0.34)
                                                               ==========      ==========      ===========
Diluted earnings (loss) per common share                       $     0.87      $     0.36      $     (0.41)
                                                               ==========      ==========      ===========



                        See Notes to Financial Statements

                            FIRST COMMUNITY CORPORATION
                        Statements of Comprehensive Income




                                                    Year ended December 31,
                                             ------------------------------------
                                               1998           1997         1996
                                             --------       --------    ----------
Net income (loss)                            $846,933       $251,176    $(281,631)

Other comprehensive income (loss), net
  of tax:
  Unrealized gains (losses) arising
   during the period, net of tax
   effect of $21,584, $1,598 and
   $0, for the years ended December
   '31, 1998, 1997 and 1996,
   respectively                                40,208         65,571      (71,768)
                                             --------       --------    ---------
Comprehensive income (loss)                  $887,141       $316,747    $(353,399)
                                             ========       ========    =========









                        See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                  Statement of Changes in Shareholder's Equity






                                                                                             Accumulated
                                                            Additional                          Other
                                       Shares         Common      Paid-in       Retained    Comprehensive
                                       Issued         Stock       Capital       Earnings        Income          Total
                                     ---------    ----------   -----------     ----------   -------------   -----------
Balance December 31, 1995              688,077    $  688,077   $ 6,140,837     $ (702,449)     $  9,040     $ 6,135,505
Net loss                                                                         (281,631)                     (281,631)

Other comprehensive income,
  net of tax - unrealized gain on
  available-for-sale securities                                                                 (71,768)        (71,768)
                                     ---------    ----------   -----------     ----------     ---------     -----------

Balance December 31, 1996              688,077       688,077     6,140,837       (984,080)      (62,728)      5,782,106
Net income                                                                        251,176                       251,176
Issuance of common stock                 1,600         1,600        14,400                                       16,000
Other comprehensive income,
  net of tax - unrealized gain on
  available-for-sale securities                                                                  65,571          65,571
                                     ---------    ----------   -----------     ----------     ---------     -----------

Balance December 31, 1997              689,677       689,677     6,155,237       (732,904)        2,843       6,114,853
Net income                                                                        846,933                       846,933
Issuance of common stock               517,500       517,500     6,092,850                                    6,610,350
Other comprehensive income,                                                                                           -
  net of tax - unrealized gain on                                                                                     -
  available-for-sale securities                                                                  40,208          40,208
                                     ---------    ----------   -----------     ----------     ---------     -----------
Balance December 31, 1998            1,207,177    $1,207,177   $12,248,087     $  114,029      $ 43,051     $13,612,344
                                     =========    ==========   ===========     ==========     =========     ===========









                        See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                            Statements of Cash Flows




                                                                                        Year Ended December 31,
                                                                            --------------------------------------------------
                                                                                1998               1997               1996
                                                                            ------------       ------------       ------------
Cash flows from operating activities:
 Net income (loss)                                                          $    846,933       $    251,176       $   (281,631)
 Adjustments to reconcile net income  to
   net cash used in operating activities:
     Depreciation                                                                132,100            135,703            169,129
     Premium amortization (Discount accretion)                                   (52,721)           (57,987)            (4,070)
     Provision for loan losses                                                   179,000            193,860            135,000
     (Increase) decrease in other assets                                        (355,804)           (83,623)          (142,965)
     Increase in accounts payable                                                367,286            171,112            114,060
                                                                            ------------       ------------       ------------
                                                                            ------------       ------------       ------------
       Net cash provided (used) in operating activities                        1,116,794            610,241            (10,477)
                                                                            ------------       ------------       ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                        (20,792,496)        (7,680,975)        (8,208,751)
 Maturity/call of investment securities available-for-sale                    12,615,958          5,125,910          5,747,327
 Sale of investment securities available-for-sale                                     --            286,647
 Purchase of investment securities held-to-maturity                           (2,544,701)                --         (1,400,333)
 Maturity/call of investment securities held-to-maturity                       1,500,000            700,000          1,000,000
 Increase in loans                                                           (11,846,594)       (13,099,502)       (12,092,752)
 Proceeds from sale of fixed assets                                                   --             50,000             41,935
 Purchase of property and equipment                                             (815,973)          (624,787)        (1,191,345)
                                                                            ------------       ------------       ------------
       Net cash used in investing activities                                 (21,883,806)       (15,242,707)       (16,103,919)
                                                                            ------------       ------------       ------------

Cash flows from financing activities:
 Increase in deposit accounts                                                 13,060,238         11,345,908         19,566,884
 Proceeds from sale of common stock                                            6,610,350             16,000                 --
 Increase (decrease) in securities sold under agreements to repurchase         1,293,100          1,220,000           (708,100)
 Decrease in other borrowings                                                    (78,970)          (188,176)           130,198
                                                                            ------------       ------------       ------------
       Net cash provided from financing activities                            20,884,718         12,393,732         18,988,982
                                                                            ------------       ------------       ------------

Net increase in cash and cash equivalents                                        117,706         (2,238,734)         2,874,586

Cash and cash equivalents at beginning
 of period                                                                     5,489,066          7,727,799          4,853,213
                                                                            ------------       ------------       ------------

Cash and cash equivalents at end of period                                  $  5,606,772       $  5,489,065       $  7,727,799
                                                                            ============       ============       ============

Supplemental disclosure:
 Cash paid during the period for:
  Interest                                                                  $  1,879,980       $  1,280,508       $    650,670
  Taxes                                                                     $      2,420
 Non-cash investing and financing activities:
  Unrealized gain (loss) on securities available-for-sale                   $     40,208       $     65,571       $    (71,768)



                        See Notes to Financial Statements

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



Note 1    -  ORGANIZATION AND BASIS OF PRESENTATION

             The consolidated financial statements include the accounts of First Community Corporation (the Company)and its wholly owned subsidiary First Community Bank, N.A. (the Bank). All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The Bank opened for business on August 17, 1995.

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

             Loans and Allowance for Loan Losses
             Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest is recognized over the term of the loan based on the loan balance outstanding. Fees charged for originating loans, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees are recognized as yield adjustments by applying the interest method.

             The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, economic conditions and volume, growth and composition of the portfolio.

             The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

             Property and Equipment
             Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset's estimated useful life.

             Marketing and Public Relations Expense
             The Company expenses marketing and public relations expense as incurred

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

             Stock Based Compensation Cost
             The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued in October 1995, and encourages but does not require, adoption of a fair value method of accounting for employee stock based compensation plans. See Note 12.

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

             The amortized cost and estimated fair values of investment securities are summarized below:

             HELD-TO-MATURITY:

                                                                           Gross            Gross
                                                         Amortized       Unrealized        Unrealized
                                                           Cost             Gain              Loss         Fair Value
                                                        --------------------------------------------------------------
             December 31, 1998:
             U.S. Government agency securities           $1,898,382      $    12,010      $        --      $ 1,910,392
             State and local government                   1,034,378            3,122               --        1,037,500
             Other                                           10,000               --               --           10,000
                                                         ----------      -----------      -----------      -----------
                                                         $2,942,760      $    15,132               --      $ 2,957,892
                                                         ==========      ===========      ===========      ===========
             December 31, 1997:
             U.S. Government agency securities           $1,900,000               --      $     5,060      $ 1,894,940
                                                         ==========      ===========      ===========      ===========





             AVAILABLE-FOR-SALE:

                                                                  Gross             Gross
                                               Amortized        Unrealized        Unrealized
                                                  Cost             Gain              Loss         Fair Value
                                               -----------      -----------      -----------      -----------
             December 31, 1998:
             US Treasury securities            $ 4,109,148      $    46,231      $        --      $ 4,155,379
             US Government agency securities    10,342,764           35,062           13,003       10,364,823
             Mortgage-backed securities          5,086,046           10,799           12,856        5,083,989
             Other                                 295,700               --               --          295,700
                                               -----------      -----------      -----------      -----------
                                               $19,833,658      $    92,092      $    25,859      $19,899,891
                                               ===========      ===========      ===========      ===========

             December 31, 1997:
             US Treasury securities            $ 5,792,837      $    14,514      $     3,162      $ 5,804,189
             US Government agency securities     4,847,059            8,068           13,848        4,841,279
             Mortgage-backed securities            809,532               --            1,131          808,401
             Other                                 153,030               --               --          153,030
                                               -----------      -----------      -----------      -----------
                                               $11,602,458      $    22,582      $    18,141      $11,606,899
                                               ===========      ===========      ===========      ===========

         The amortized cost and fair value of investment securities at December 31, 1998, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without pre-payment penalties.

                                                              Held-to-maturity                Available-for-sale
                                                              ----------------                ------------------
                                                         Amortized           Fair          Amortized          Fair
                                                            Cost             Value            Cost            Value
                                                         ----------      -----------      -----------      -----------
             Due in one year or less                     $       --      $        --      $ 2,331,731      $ 2,343,950
             Due after one year through five years        1,398,383        1,406,293       14,003,789       14,058,148
             Due after five years through ten years       1,181,532        1,188,748        3,202,438        3,202,093
             Due after ten years                            362,845          362,851          295,700          295,700
                                                         ----------      -----------      -----------      -----------
                                                         $2,942,760      $ 2,957,892      $19,833,658      $19,899,891
                                                         ==========      ===========      ===========      ===========

         Securities with an amortized cost of $3,589,903 and fair value of $3,614,411 at December 31, 1998, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase. During the year ended December 31, 1997, there were proceeds from the sale and call of securities from the available-for-sale portfolio of $586,647. Gross gains amounted to $2,345 and gross losses amounted to $2,304. There were no sales of securities during 'the years ended December 31, 1998 and 1996.


Note 4 - LOANS

         Loans summarized by category are as follows:

                                                                 December 31,
                                                             1998             1997
                                                          -----------      -----------
         Commercial, financial and agricultural           $ 8,864,872      $ 7,148,239
         Real estate - construction                         3,873,121        2,005,911
         Real estate - mortgage
           Commercial                                      15,305,403       10,453,666
           Residential                                      6,538,421        4,456,963
         Consumer                                           6,233,693        4,880,202
         Leases                                                 3,895           54,925
                                                          -----------      -----------
                                                          $40,819,405      $28,999,906
                                                          ===========      ===========

             Activity in the allowance for loan losses was as follows:

                                                              December 31,
                                                  1998            1997            1996
                                               ---------       ---------       ---------
         Balance at the beginning of year      $ 380,120       $ 200,860       $  76,750
         Provision for loan losses               179,000         193,860         135,000
         Charged off loans                       (33,980)        (17,357)        (11,205)
         Recoveries                                6,885           2,757             315
                                               ---------       ---------       ---------
         Balance at end of year                $ 532,025       $ 380,120       $ 200,860
                                               =========       =========       =========


         Loans outstanding to Bank directors, executive officers and their related business interests amounted to $3,483,610 and $2,101,797 at December 31, 1998 and 1997, respectively. Total loans made during the year ended December 31, 1998 totalled $1,734,203 and repayments totalled $352,390. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 5 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                               December 31,
                                                         1998             1997
                                                     -----------      -----------

         Land                                        $   952,774      $   952,774
         Premises                                      1,742,438        1,742,438
         Equipment                                       643,542          491,102
         Construction in process                         655,846               --
                                                     -----------      -----------
                                                       3,994,600        3,186,314
         Accumulated depreciation                        327,503          203,090
                                                     -----------      -----------
                                                     $ 3,667,097      $ 2,983,224
                                                     ===========      ===========

         Provision for depreciation included in operating expenses for the years ended December 31, 1998, 1997, and 1996 amounted to $132,100, $135,703 and $169,129, respectively.

         At December 31, 1998 the company has begun construction on one new location located in Irmo, South Carolina and has entered into a contract to purchase one additional location. The Irmo property was puurchased for approximately $449,000 and the contract for the construction of the facility is for approximattely $512,000. Total construction cost incurred through December 31, 1998 amounts to approximately $144,000. The additional location is in Cayce-West Columbia, South Carolina. The Company has certain rights under the terms of the contract on Cayce-West Columbia which allow for an inspection and due diligence period and termination of the contract without penalty under certain conditions. The purchase price of the Cayce-West columbia property is $300,000. Because the Company has not enrtered into a contract for costruction of this facility, it has not determined with certainty the cost to open the branch.

Note 6 - DEPOSITS

         At December 31, 1998, the scheduled maturities of Certificates of Deposits are as follows:

                               1999                   $19,312,109
                               2000                     1,323,943
                               2001                     1,004,886
                               2002                        10,000
                                                      -----------
                                                      $21,650,938
                                                      ===========

Note 7    -  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

             Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 1998 and 1997, was 4.52% and 5.49%, respectively. The maximum month-end balance during 1998 and 1997 was $4,973,500 and $2,492,800, respectively.

Note 8    -  INCOME TAXES

             The Company's accounting and reporting for the effect of income taxes is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The realization of a deferred tax benefit by the Company depends upon having sufficient taxable income of an appropriate character in the carryforward periods. Under SFAS 109 deferred tax assets are recognized for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. At December 31, 1997 a net deferred tax asset in the amount of $259,199 has been offset by a valuation allowance.


                Income tax expense for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                            Year ended December 31
                                                    1998              1997              1996
                                                 ----------       -----------       -----------
             Current
                Federal                          $  208,080       $        --       $        --
                State                                16,812                --                --
                                                 ----------        ----------        ----------
                                                    224,892                --                --
                                                 ----------        ----------        ----------
             Deferred
                Federal                              86,271            85,141           (94,276)
                State                                 7,890             7,789            (8,551)
                                                 ----------        ----------        ----------
                                                     94,161            92,930          (102,827)
                                                 ----------        ----------        ----------
             Change in valuation allowance         (259,129)          (92,930)          102,827
                                                 ----------        ----------        ----------
             Income tax expense                  $   59,924       $        --       $        --
                                                 ==========        ==========        ==========

         A reconciliation from expected federal tax expense (benefit) to effective income tax expense for the periods indicated are as follows:

                                                         Year ended December 31
                                                   1998           1997            1996
                                                ---------       --------       ---------
         Expected federal income tax
            expense (benefit)                   $ 308,331       $ 85,399         (95,755)

           State income tax net of federal
             benefit                               26,934          7,459          (8,365)
           Change in beginning of year
             valuation allowance                 (259,129)       (92,930)        102,827
           Other                                  (16,212)            72           1,293
                                                ---------       --------       ---------
                                                $  59,924       $     --       $      --
                                                =========       ========       =========



         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

                                                                         December 31,
                                                                    1998           1997
                                                                  --------      ---------
         Assets:
            Provision for bad debts                               $191,480      $ 136,808
            Deferred pre-opening cost                               45,068         73,532
            Net operating loss                                          --         52,911
            Other                                                       --          5,418
                                                                  --------      ---------
                     Total deferred tax assets                     236,548        268,669
                       Valuation reserve                                --       (259,199)
                                                                  --------      ---------
                     Net deferred tax asset                        236,548          9,470
                                                                  --------      ---------
         Liabilities:
            Cash basis accounting for tax purposes                   9,110          5,975
            Tax depreciation in excess of book depreciation         62,399          1,897
            Unrealized gain on securities available for sale        23,838          1,598
                                                                  --------      ---------
                     Total deferred tax liabilities                 95,347          9,470
                                                                  --------      ---------
                     Net deferred tax asset recognized            $141,201      $      --
                                                                  ========      =========




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

         Loans - For certain categories of loans, such as variable rate loans and other lines of credit, the carrying amount, is a reasonable estimate of fair value as the Company has the ability to reprice the loan as interest rate changes occur. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

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

         Commitments to Extend Credit - The fair value of these commitments are immaterial because their underlying interest rates approximate market.

         The carrying amount and estimated fair value of the Company's financial instruments are as follows:

                                                        December 31, 1998                 December 31, 1997
                                                  ----------------------------      ----------------------------
                                                    Carrying          Fair             Carrying          Fair
                                                     Amount           Value             Amount          Value
                                                  -----------      -----------      -----------      -----------
         Financial Assets:
           Cash and short term investments        $ 5,606,772      $ 5,606,772      $ 5,489,066      $ 5,489,066
                                                  ===========      ===========      ===========      ===========

           Investment securities:
             Held-to-maturity                     $ 2,942,760      $ 2,957,891      $ 1,900,000      $ 1,894,940
             Available-for-sale                    19,899,891       19,899,891       11,606,899       11,606,899
                                                  -----------      -----------      -----------      -----------
                 Total investment securities      $22,842,651      $22,857,782      $13,506,899      $13,501,839
                                                  ===========      ===========      ===========      ===========

           Loans
             Adjustable rate                      $12,671,956      $12,671,956      $11,465,832      $11,465,832
             Fixed rate                            28,147,449       28,276,842       17,534,074       17,534,074
                                                  -----------      -----------      -----------      -----------
                 Total loans                       40,819,405       40,948,798       28,999,906       28,999,906
              Allowance for loan losses               532,025               --          380,120               --
                                                  -----------      -----------      -----------      -----------
                 Net loans                        $40,287,380      $40,948,798      $28,619,786      $28,999,906
                                                  ===========      ===========      ===========      ===========
           Accrued interest receivable            $   528,710      $   528,710      $   339,455      $   339,455
                                                  ===========      ===========      ===========      ===========

         Financial liabilities:
           Deposits
            Non-interest bearing demand             9,750,484        9,750,484        7,553,754        7,553,754
            NOW and money market accounts          15,283,002       15,283,002       12,020,414       12,020,414
            Savings                                 8,622,546        8,622,546        6,052,584        6,052,584
            Certificates of deposit                21,650,938       21,754,227       16,619,980       16,639,498
                                                  -----------      -----------      -----------      -----------
                 Total deposits                   $55,306,970      $55,410,259      $42,246,732      $42,266,250
                                                  ===========      ===========      ===========      ===========
           Short term borrowings                  $ 3,468,913      $ 3,468,913      $ 2,254,783      $ 2,254,783
                                                  ===========      ===========      ===========      ===========
           Accrued interest payable               $   276,237      $   276,237      $   236,667      $   236,667
                                                  ===========      ===========      ===========      ===========

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

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 1998, the Bank had commitments to extend credit of $9,022,000.

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

         The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 1998, management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank's loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 11 - OTHER EXPENSES

         A summary of the components of other non-interest expense is as follows:

                                                  December 31,
                                       1998          1997          1996
                                     --------      --------      --------
         Data processing             $149,043      $ 96,143      $ 93,712
         Supplies                      55,695        52,063        43,940
         Telephone                     24,828        22,385        22,630
         Correspondent services        50,564        38,097        29,854
         Insurance                     38,708        32,380        22,100
         Postage                       32,740        21,863        13,051
         Professional fees             42,077        35,585        35,942
         Other                        124,781        96,743        62,864
                                     --------      --------      --------
                                     $518,436      $395,259      $324,093
                                     ========      ========      ========


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

         Stock option transactions for the year ended December 31, 1998 and 1997 are summarized as follows:


                                                     1998                      1997
                                                     ----                      ----
                                                           Weighted                  Weighted
                                                            Average                  Average
                                               Shares   Exercise Price   Shares   Exercise Price
                                               -------  -------------- ---------  --------------
         Outstanding at the beginning of
           year                                 84,000      $10.00      $ 88,000       $10.00
               Granted                              --          --            --           --
               Exercised                            --          --        (1,600)       10.00
               Forfeited                            --          --        (2,400)       10.00
                                                ------      ------      --------       ------
         Outstanding at end of year             84,000      $10.00        84,000       $10.00
                                                ======      ======      ========       ======
         Option exercisable at end of year      64,000      $10.00        47,200       $10.00
                                                ======      ======      ========       ======

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


         The following summarizes pro-forma data in accordance with SFAS 123:

                                                                          Year ended December 31,
                                                                 1998              1997                 1996
                                                              --------    -----------------------    ----------

         Net income, pro-forma                                $832,106           $228,712            $ (321,951)
         Basic earnings/loss per common share, pro-forma      $   0.88           $   0.33            $    (0.47)
         Diluted earnings loss per common share, pro-forma    $   0.86           $   0.33            $    (0.47)

         The assumptions used in estimating compensation cost on a pro-forma basis were: dividend yield of 0.6%, expected life of six years, volatility of near 0% and risk free interest rate of 6.36%.

Note 13   -  EMPLOYEE BENEFIT PLAN

         The Company maintains a 401 (k) plan which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulation. During the year ended December 31, 1998 and 1997 the plan expense amounted to $31,569 and $15,350, respectively. In 1998 the Company began matching 50% of an employees contribution up to 4.00% of the participants contribution.

Note 14   -  EARNINGS PER SHARE

         The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                                              Year ended December 31,
                                                                        1998              1997              1996
                                                                     ---------------------------------------------
             Numerator (Included in basic and
                   diluted earnings per share)                       $ 846,933         $ 251,176       $ (281,631)
                                                                     =========         =========       ==========

             Denominator
               Weighted average common shares outstanding for:
                  Basic earnings per share                             942,725           689,015          688,077
                    Dilutive securities:
                      Stock options - Treasury
                         stock method                                   26,741            14,276            3,615
                                                                     ---------         ---------       ----------
                  Diluted earnings per share                           969,466           703,291          691,692
                                                                     =========         =========       ==========

         The average market price used in calculating the assumed number of shares issued for the years ended December 31, 1998, 1997 and 1996 was $14.67, $12.00 and $10.50, respectively.

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

         At December 31, 1998, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the Bank must maintain minimum Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's well capitalized status. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated assets exceed $150 million.

         The actual capital amounts and ratios for the Bank and the Company are as follows:

                                                        1998                       1997
                                             -----------------------      -----------------------
                                                Amount         Ratio      Amount           Ratio
                                                ------         -----      ------           -----
             First Community Corporation
               Tier 1 Capital                $ 13,560,293      27.43%   $ 6,098,008       17.41%
               Total Risked Based Capital      14,092,378      28.51%     6,478,008       18.49%
               Tier 1 Leverage                 13,560,293      18.59%     6,098,008       12.50%
             First Community Bank, NA
               Tier 1 Capital                $ 10,332,245      21.10%   $ 5,232,345       14.93%
               Total Risked Based Capital      10,864,270      22.19%     5,612,345       16.02%
               Tier 1 Leverage                 10,332,245      14.68%     4,982,000       14.79%

             The Company's dividend payments (when available) will be made primarily from dividends received from the Bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 1998, there was $114,000 in retained net profits free of such restriction.

Note 16   -  PARENT COMPANY FINANCIAL INFORMATION

             The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

             Condensed Balance Sheets

                                                                        At December 31,
                                                                 ---------------------------
                                                                    1998            1997
                                                                 -----------      ----------
         Assets:
           Cash on deposit                                       $   277,200      $      852
           Interest-bearing deposits with the Bank                   648,489         878,486
           Securities purchased under agreement to resell          1,310,402              --
           Investment securities available-for-sale                1,000,000              --
           Investment in Bank subsidiary                          10,341,246       5,246,346
           Other                                                       6,092             480
                                                                 -----------      ----------
                 Total assets                                    $13,583,429      $6,126,164
                                                                 ===========      ==========

         Liabilities:
           Other                                                      14,136          14,154
                                                                 -----------      ----------

         Shareholders' equity                                     13,569,293       6,112,010
                                                                 -----------      ----------
                 Total liabilities and shareholders' equity      $13,583,429      $6,126,164
                                                                 ===========      ==========







             Condensed Statements of Operations

                                                                              Year ended December 31,
                                                                    -------------------------------------
                                                                      1998          1997           1996
                                                                    --------      --------      ---------
         Income:
           Interest income                                          $102,182      $ 39,445      $  40,582
                                                                    --------      --------      ---------

         Expenses:
           Other                                                      81,300        40,655         22,446
                                                                    --------      --------      ---------

         Equity in undistributed earnings (loss) of subsidiary       826,051       252,386       (299,767)
                                                                    --------      --------      ---------

         Net Income/(loss)                                          $846,933      $251,176      $(281,631)
                                                                    ========      ========      =========


             Condensed Statements of Cash Flows                                    Year ended December 31,
                                                                        ------------------------------------------
                                                                            1998            1997            1996
                                                                        -----------       ---------       ---------
         Cash flows from operating activities:
           Net Income/(loss)                                            $   846,933       $ 251,176       $(281,631)
         Adjustments to reconcile net income/(loss) to net
           cash used by operating activities
               Increase in equity in undistributed
                   (earnings) loss of subsidiary - 1997                    (826,051)       (252,386)        299,767
               Other-net                                                     (5,629)          4,073          11,618
                                                                        -----------       ---------       ---------
         Net cash provided (used) by operating activities                    15,253           2,863          29,754
                                                                        -----------       ---------       ---------

         Cash flows from investing activities:
           Investment in subsidiary                                      (4,268,850)             --              -
           (Purchase) maturity of investment security
           available-for sale                                            (1,000,000)             --         749,688
                                                                        -----------       ---------       ---------
                  Net cash provided (used) by investing activities       (5,268,850)             --         749,688
                                                                        -----------       ---------       ---------


         Cash flows from financing activities:
           Proceeds from issuance of common stock                         6,610,350          16,000              --
                                                                        -----------       ---------       ---------

         Increase in cash and deposits with Bank                          1,356,753          18,863         779,442
         Cash and cash equivalent, beginning of period                      879,338         860,475          81,033
                                                                        -----------       ---------       ---------
         Cash and cash equivalent, end of period                        $ 2,236,091       $ 879,338       $ 860,475
                                                                        ===========       =========       =========

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
First Community Corporation
Lexington, South Carolina


         I have audited the accompanying balance sheets of First Community Corporation as of December 31, 1998 and 1997, and the related statements of operations, statements of comprehensive income, changes in shareholders' equity and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 1998 and 1997 and the results of its operations and its cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/Clifton D. Bodiford

Certified Public Accountant
Columbia, SC
January 13, 1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NOT APPLICABLE.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is set form under "Election of Director" on pages 1 through 5 of the Registrant's Proxy Statement filed in connection with the 1999 Annual Meeting of Shareholders (the "1998 Proxy Statement"), which information is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is set forth under "Compensation of Directors and Executive Officers" on pages 9 through 10 of the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" on page 11 of the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 12 of the 1999 Proxy Statement, which information is incorporated herein by reference.


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

                  10.8     First Community Corporation 1999 Stock Incentive Plan

                  21.1     Subsidiaries of the company.

                  27       Financial Data Schedule (for SEC use only)

         *        Denotes executive compensation contract or arrangement.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Community Corporation


Date: March 26, 1999                 By: /s/ Michael C. Crapps
                                         --------------------------------------
                                         Michael C. Crapps
                                         President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                       Title                                Date

/s/ Richard K. Bogan                                     Director                          March 26, 1999
--------------------------
Richard K. Bogan

/s/ William L. Boyd, III                                 Director                          March 26, 1999
--------------------------
William L. Boyd, III

/s/ Thomas C. Brown                                      Director                          March 26, 1999
--------------------------
Thomas C. Brown

/s/Chimin J. Chao                                        Director                          March 26, 1999
--------------------------
Chimin J. Chao

/s/ Robert G. Clawson                                    Director                          March 26, 1999
--------------------------
Robert G. Clawson

/s/ Michael C. Crapps                          Director, President and Chief               March 26, 1999
--------------------------                           Executive Office
Michael C. Crapps

/s/ Hinton G. Davis                                      Director                          March 26, 1999
--------------------------
Hinton G. Davis

/s/ Anita B. Easter                                      Director                          March 26, 1999
--------------------------
Anita B. Easter

/s/ O.A. Ethridge                                        Director                          March 26, 1999
--------------------------
O.A. Ethridge

/s/ George H. Fann, Jr.                                  Director                          March 26, 1999
--------------------------
George H. Fann, Jr.

         Signature                                       Title                                Date

/s/William A. Jordan                                     Director                          March 26, 1999
--------------------------
William A. Jordan

/s/ W. James Kitchens, Jr.                               Director                          March 26, 1999
--------------------------
W. James Kitchens, Jr.

/s/ James C. Leventis                       Director, Chairman of the Board and            March 26, 1999
--------------------------                               Secretary
James C. Leventis

/s/ Broadus Thompson                                     Director                          March 26, 1999
--------------------------
Broadus Thompson

/s/ Angelo L. Tsiantis                                   Director                          March 26, 1999
--------------------------
Angelo L. Tsiantis

/s/Loretta R. Whitehead                                  Director                          March 26, 1999
Loretta R. Whitehead
                                                         Director                          March 26, 1999
/s/Mitchell M. Willoughby
--------------------------
Mitchell M. Willoughby