Form 10QSB
period 1999-03-31
FIRST COMMUNITY CORP /SC/
filed 1999-05-12
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
 ---     Act of 1934 for the quarterly period ended March 31, 1999

         Transition report under Section 13 or 15(d) of the Exchange Act for the
 ___     transition period from ___________________ to ________________

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                      ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 1999

         Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                             ---

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the "company") are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS

                                                                 March 31,
                                                                   1999           December 31,
                                                                (Unaudited)           1998
                                                               -----------        -----------
              ASSETS
Cash and due from banks                                        $ 2,330,656        $ 2,316,369
Federal funds sold and securities purchased under
  agreements to resell                                           8,353,603          3,290,403
Investment securities - available for sale                      27,375,264         19,899,891
Investment securities - held to maturity (market value of
  $2,526,030 and $2,957,892 at March 31, 1999 and
  December 31, 1998, respectively)                               2,540,794          2,942,760
Loans                                                           42,171,940         40,819,405
Less,  allowance for loan losses                                   594,525            532,025
                                                               -----------        -----------
   Net loans                                                    41,577,415         40,287,380
Property, furniture and equipment - net                          4,186,191          3,667,097
Other assets                                                       983,499            747,676
                                                               -----------        -----------
    Total assets                                               $87,347,422        $73,151,576
                                                               ===========        ===========


            LIABILITIES

Deposits:
     Non-interest bearing demand                               $11,687,890        $10,449,284
  NOW and money market accounts                                 19,929,885         15,283,002
  Savings                                                        9,566,248          8,622,546
  Time deposits less than $100,000                              13,521,309         13,595,144
  Time deposits $100,000 and over                               15,718,357          8,055,794
                                                               -----------        -----------
     Total deposits                                             70,423,689         56,005,770
Securities sold under agreements to repurchase                   2,567,300          2,737,700
Other borrowed money - demand note to US Treasury                   75,088             32,413
Other liabilities                                                  538,312            763,349
                                                               -----------        -----------
    Total liabilities                                           73,604,389         59,539,232
                                                               -----------        -----------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 at March 31, 1999 and December
    31, 1998, respectively                                       1,207,177          1,207,177
Additional paid in capital                                      12,248,087         12,248,087
Retained earnings                                                  296,684            114,029
Accumulated other comprehensive income                              (8,915)            43,051
                                                               -----------        -----------
    Total shareholders' equity                                  13,743,033         13,612,344
                                                               -----------        -----------
    Total liabilities and shareholders' equity                 $87,347,422        $73,151,576
                                                               ===========        ===========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                             Three Months ended March 31,
                                                             ----------------------------
                                                                 1999            1998
                                                              ----------      ----------
Interest income:
  Loans, including fees                                       $  900,441      $  698,834
  Investment securities                                          370,256         214,528
  Federal funds sold and securities purchased
    under resale agreements                                       74,494          69,111
                                                              ----------      ----------
       Total interest income                                   1,345,191         982,473
                                                              ----------      ----------

Interest expense:
  Deposits                                                       488,797         399,513
  Federal funds sold and securities sold under agreement
   to repurchase                                                  29,153          37,731
  Other borrowed money                                               777           1,064
                                                              ----------      ----------
      Total interest expense                                     518,727         438,308
                                                              ----------      ----------
Net interest income                                              826,464         544,165
Provision for loan losses                                         62,500          43,000
                                                              ----------      ----------
Net interest income after provision for loan losses              763,964         501,165
                                                              ----------      ----------

Non-interest income:
  Deposit service charges                                         46,704          45,871
  Mortgage origination fees                                       22,486           7,280
  Other                                                           48,645          29,723
                                                              ----------      ----------
      Total non-interest income                                  117,835          82,874
                                                              ----------      ----------

Non-interest expense:
  Salaries and employee benefits                                 312,442         247,311
  Occupancy                                                       29,773          27,587
  Equipment                                                       48,535          40,445
  Marketing and public relations                                  54,296          35,311
  Other                                                          155,116         117,066
                                                              ----------      ----------
      Total non-interest expense                                 600,162         467,720
                                                              ----------      ----------

Net income before tax                                            281,637         116,319
  Income taxes                                                    98,982              --
                                                              ----------      ----------
Net income                                                    $  182,655      $  116,319
                                                              ==========      ==========

Basic earnings per common share                               $     0.15      $     0.17
                                                              ==========      ==========
Diluted earnings per common share                             $     0.15      $     0.16
                                                              ==========      ==========

                           FIRST COMMUNITY CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME

                                                                                         Three months ended
                                                                                              March 31,
                                                                                      -------------------------
                                                                                         1999            1998
                                                                                      ---------       ---------
Net income                                                                            $ 182,655       $ 116,319

Other comprehensive income, net of tax:
     Unrealized gains (losses) arising during the period, net of tax effect of
        ($28,195) and $2,645 for the three months ended March 31, 1999 and 1998,
        respectively                                                                    (51,966)          4,913
                                                                                      =========       =========
Comprehensive income                                                                  $ 130,689       $ 121,232
                                                                                      =========       =========

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999

                                                                                              Accumulated
                                                        Additional                              Other
                                      Common             Paid-in             Retained        Comprehensive
                                       Stock             Capital             Earnings            Income           Total
                                     ----------         -----------          --------        -------------     -----------
Balance December 31, 1998            $1,207,177         $12,248,087          $114,029           $ 43,051       $13,612,344
Net income                                                                    182,655                              182,655
                                                                                                                         -
Unrealized loss on
  securities available-for-sale                                                                  (51,966)          (51,966)
                                     ----------         -----------          --------           --------       -----------
Balance March  31, 1999              $1,207,177         $12,248,087          $296,684           $ (8,915)      $13,743,033
                                     ==========         ===========          ========           ========       ===========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                             Three months ended March 31,
                                                                            -------------------------------
                                                                                1999               1998
                                                                            ------------       ------------
Cash flows from operating activities:
 Net income                                                                 $    182,655       $    116,319
 Adjustments to reconcile net income  to
   net cash used in operating activities:
       Depreciation                                                               41,602             32,630
       Premium amortization (Discount accretion)                                 (29,991)           (26,087)
       Provision for loan losses                                                  62,500             43,000
       (Increase) decrease in other assets                                      (207,628)            31,552
       Decrease  in accounts payable                                            (225,037)           (55,408)
                                                                            ------------       ------------
         Net cash provided (used) in operating activities                       (175,899)           142,006
                                                                            ------------       ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                        (12,954,206)        (4,682,794)
 Maturity of investment securities available-for-sale                          5,430,629          3,837,436
 Purchase of investment securities held-to-maturity                                   --         (1,498,125)
 Maturity of investment securities held-to-maturity                              400,000            500,000
 Increase in loans                                                            (1,352,535)        (2,626,565)
 Purchase of property and equipment                                             (560,696)            (3,771)
                                                                            ------------       ------------
         Net cash used in investing activities                                (9,036,808)        (4,473,819)
                                                                            ------------       ------------

Cash flows from financing activities:
 Increase in deposit accounts                                                 14,417,919          4,452,886
 Increase (decrease) in securities sold under agreements to repurchase          (170,400)         2,830,100
 Decrease in other borrowings                                                     42,675            (36,173)
                                                                            ------------       ------------
        Net cash provided from financing activities                           14,290,194          7,246,813
                                                                            ------------       ------------

Net increase in cash and cash equivalents                                      5,077,487          2,915,000

Cash and cash equivalents at beginning
 of period                                                                     5,606,772          5,489,065
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                  $ 10,684,259       $  8,404,065
                                                                            ============       ============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                 $    537,417       $    460,406
   Taxes                                                                    $    221,096                 --
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                  $    (80,161)      $      7,492

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999



Note 1    -  Basis of Presentation

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994. First Community bank N.A. (the bank), the company's only subsidiary, began operations on August 17, 1995 from it's first office located in Lexington, South Carolina. On September 14, 1995 the company opened it's second office located in Forest Acres, South Carolina. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through the three months ended March 31, 1999.

         During the first quarter of 1999 the bank opened it's third banking office in Irmo, South Carolina (Irmo Office). The bank raised $6.6 million in net proceeds from a secondary stock offering in July 1998. The proceeds of the offering were to be used to fund the bank's continued growth through it's existing offices and to open three additional branches within a period of six to eighteen months. Since the offering the bank has opened the Irmo Office and has purchased property in West Columbia, South Carolina to build it's fourth office. The contract for the construction of this office has not been finalized but it is anticipated that the office will open in November 1999.

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

Comparison of Results of Operations for Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998:

Net Income

         The company's net income for the three months ended March 31, 1999 was $183,000 or $.15 diluted earnings per share as compared to $116,000 or $.16 diluted earnings per share for the three months ended March 31, 1998. Income before taxes during the three months ended March 31, 1999 was $282,000 or 143.1% as compared to $116,000 for the three months ended March 31, 1998. During 1998 the company 's had no income tax expense as a result of reductions in a previously established deferred tax asset valuation allowance. The diluted earnings per share during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, reflects the addition of 517,500 additional shares issued in a secondary offering which closed on July 10, 1998. The improvement in net income is primarily due to an increase in average earning assets of $24.8 million during the comparable periods. Average earning assets were $74.4 million during the first quarter of 1999 as compared to $49.6 million during the first quarter of 1998.

ITEM 2. CONTINUED                                                         PAGE 2

The increase in average earning assets resulted in an increase in net interest income of $282,000 in the first quarter of 1999 as compared to the first quarter of 1999. In addition, non-interest income increased from $83,000 in first quarter of 1998 to $118,000 in the first quarter of 1999. This increase results from an increase in mortgage origination fees of $15,000 and a $19,000 increase in commissions earned on sale of non-deposit investment products during the first quarter of 1999 as compared to the first quarter of 1998. The increases in net interest income and non-interest income were partially offset by an increase of $132,000 in non-interest expense in the first quarter of 1999 as compared to the first quarter of 1998. During the first three months of 1999 the company had income tax expense of $99,000. During the first quarter of 1998 the ITEM 2. company's expected tax expense was fully offset by reductions in a previously established valuation allowance which had been set up to reduce deferred tax assets attributable to net operating losses in the first two years of operations.

Net Interest Income

         The table on page 6 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.

         Net interest income was $826,000 for the three months ended March 31, 1999 as compared to $544,000 for the three months ended March 31, 1998. The yield on average earning assets decreased from 8.03% in the first quarter of 1998 to 7.33% in the first quarter of 1999. This decrease reflects an overall reduction in market rates which occurred during the fourth quarter of 1998. In addition this decrease reflects the fact that loans comprised 60.3% of earning assets during the first quarter of 1998 as compared to only 55.2% percent during the first quarter of 1999. The earning assets during the first three months of 1999 reflect proceeds of approximately $6.6 million from the secondary offering which closed on July 10, 1998. The cost of interest bearing liabilities was 3.72% in the first quarter of 1999 as compared to 4.40% in the first quarter of 1998. This decrease also reflects the overall reduction in market interest rates that occurred during the fourth quarter of 1998.. Net interest margin for the three months ended March 31, 1999 was 4.51 % as compared to 4.45% for the three months ended March 31, 1998.

Provision and Allowance for Loan Losses

         At March 31, 1999 the allowance for loan losses amounted to $595,000, or 1.41% as compared to $532,000 or 1.30% at December 31, 1998. The company's provision for loan loss was $63,000 for the three months ended March 31, 1999 as compared to $43,000 for the three months ended March 31, 1998. The provision was made based on management's assessment of general loan loss risk and asset quality. At March 31, 1999 the company had only one loan, in the principal amount of $1,000, that was delinquent more than 30 days, and no loans that were delinquent more than 60 days.

ITEM 2. CONTINUED                                                         PAGE 3

Non-interest Income and Non-interest Expense

         Total non-interest income increased by $35,000 during the first quarter of 1999 as compared to the same period in 1998 reflecting increases in mortgage loan origination fees of approximately $15,000 and commissions on non-deposit investment products of approximately $19,000.

         Total non-interest expense increased by $132,000 during the first quarter of 1999 as compared to the same quarter of 1998 as a result of the company's continued growth. This increase includes a $65,000 increase in salary and benefits expense primarily due to the company employing an additional 6 full time employees. This increase in staffing is a result of staffing a new branch that opened in Irmo, South Carolina during March 1999 as well as increased staffing resulting from growth in the bank between the two periods. A $19,000 increase in marketing expense and a $38,000 increase in other expenses resulted in the additional increase in non interest expense during the two periods. The increase in marketing expense is a result of planned increases in advertising during 1999 over 1998. The increase in other expenses reflects increases in computer service bureau expense of approximately $17,000 due primarily to an adjustment in pricing as well as increased volumes of activity based charges assessed by our data processing provider.

Financial Position

         Assets totaled $87.3 million at March 31, 1999 as compared to $73.2 million at December 31, 1998 an increase of $14.1 million (19.3%). At March 31, 1999, loans accounted for 52.4% of earning assets, as compared to 60.9% at December 31, 1998. Loans grew by $1.3 million during the three months ended March 31, 1999 from $40.8 million to $42.2 million. The loan to deposit ratio at March 31, 1999 was 59.7% as compared to 72.9% at December 31, 1998. It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning asset growth was funded by growth in deposits of $14.4 million (25.7%) from $56.0 million at December 31, 1998 to $70.4 at March 31, 1999.

Liquidity and Capital Resources

         The company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 40.9% of total assets at March 31, 1999. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The

ITEM 2. CONTINUED                                                         PAGE 4

company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 1999 the amount of certificates of deposits of $100,000 or more represented 22.3% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position.

         The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1999 the company raised an additional $6.6 million in net proceeds through a secondary offering.. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank as well as fund an anticipated two additional branches within the next six to eighteen months. The company management anticipates that the bank will remain a "well capitalized" institution. Shareholders' equity was 15.7% of total assets at March 31, 1999 as compared to 18.6% at December 31, 1998. The bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 20.0%, 21.1% and 13.3%, respectively at March 31, 1999. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

Year 2000

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

         To date the company has expended cost to upgrade and test systems of approximately $60,000 all of which was expended in 1998. An additional $15,000 in cost has been budgeted to be incurred in 1999. Capitalized cost for installing new item processing hardware and software and a frame relay communications network have been approximately $130,000. The cost of the Year 2000 project and the dates scheduled by the company for being compliant are based on managements best estimates at this time. Additional cost to be incurred are not deemed to be material to the company's financial position.

         The company continues to evaluate the readiness of its vendors and its customers as a part of its Year 2000 project plan. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the company may experience an increase in loan defaults although any such amount is not quantifiable at this time. Management has instituted a program to educate its

ITEM 2. CONTINUED                                                         PAGE 5

customers and instituted a credit review process that evaluates year 2000 exposure. At present, the company's review indicates exposure to credit risk associated with year 2000 is considered to be low. The Company's credit review procedures will continue to include an assessment of risk related to year 2000 throughout 1999.

         The company has developed a comprehensive contingency and business resumption plan which has been approved by the company's board of directors and documents and outline options in the event any mission critical systems fail to operate despite all of our Year 2000 efforts. In addition this plan addresses liquidity issues and plans to prepare for higher than normal cash withdrawal demands by customers as the millennium change draws closer. The contingency and business resumption plan will be tested in the third quarter of 1999. In addition the company has undertaken an extensive customer awareness program to inform our customers of the progress that we have made in implementing our Year 2000 readiness plan. The company's primary regulator is the Office of the Comptroller of the Currency and thus we are subject to supervisory review of our Year 2000 preparedness and progress. Additionally the company's core processing provider is also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

         Management presently believes that with the modifications already made to systems and continued testing to these systems, the effects of the Year 2000 problem will be minimized. There can be no assurance however, that all year 2000 problems affecting it have been identified or corrected or that the systems of other vendors upon which the company rely's, including essential utilities and telecommunications providers, will be Year 2000 compliant in a timely manner. If the company's modifications and testing are ineffective, or if the company is subject to failure of a critical vendor, the Year 2000 issue could have a material impact on the company's financial condition and results of operations.

ITEM 2. CONTINUED                                                         PAGE 6

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES

                                                     Three months ended March 31, 1999          Three months ended March 31, 1998
                                                     -----------------------------------        ----------------------------------
                                                      Average         Interest     Yield/          Average      Interest     Yield/
                                                      Balance       Earned/Paid     Rate           Balance     Earned/Paid    Rate
                                                      -------       -----------    ------          -------     -----------   ------
ASSETS
Earning assets
  Loans                                              $ 41,114,338      900,441      8.88%       $ 29,914,590   $ 698,834      9.47%
  Securities:
    Taxable                                            27,009,964      370,256      5.56%         14,632,631     214,528      5.95%
  Federal funds sold and securities purchased
    under agreements to resell                          6,257,781       74,494      4.83%          5,068,850      69,111      5.53%
                                                     -----------------------------------        ----------------------------------
        Total earning assets                           74,382,083    1,345,191      7.33%         49,616,071     982,473      8.03%
                                                                  ----------------------                     ---------------------
Cash and due from banks                                 2,656,141                                  1,660,106
Premises and equipment                                  3,868,050                                  2,973,509
Other assets                                              922,526                                    395,861
Allowance for loan losses                                (556,214)                                  (393,021)
                                                     -------------                              -------------
       Total assets                                  $ 81,272,586                               $ 54,252,526
                                                     =============                              =============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts              $ 10,801,682    $  25,395      0.95%       $  4,821,428   $  14,614      1.23%
  Money market accounts                                 8,253,214       82,212      4.04%          6,511,188      72,948      4.54%
  Savings deposits                                      8,924,426       78,222      3.55%          6,091,125      56,780      3.78%
  Time deposits                                        25,351,940      302,968      4.85%         19,553,432     255,171      5.29%
  Other short term borrowings                           3,162,744       29,930      3.84%          3,403,254      38,795      4.62%
                                                     -----------------------------------        ----------------------------------
     Total interest-bearing liabilities                56,494,006      518,727      3.72%         40,380,427     438,308      4.40%
                                                                     -------------------                       -------------------
Demand deposits                                        10,379,229                                  7,303,940
Other liabilities                                         693,581                                    364,361
Shareholders' equity                                   13,705,770                                  6,203,798
                                                     -------------                              -------------
   Total liabilities and shareholders' equity        $ 81,272,586                               $ 54,252,526
                                                     =============                              =============

Net interest spread                                                                 3.61%                                     3.63%
Net interest income/margin                                           $ 826,464      4.51%                      $ 544,165      4.45%
                                                                     =========                                 ==========

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST COMMUNITY CORPORATION
                                    --------------------------------------------
                                          (REGISTRANT)



Date: May 11, 1999                  By: /s/ Michael C. Crapps
     ---------------                --------------------------------------------
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

         (b)      Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.

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

                  27.1     Financial Data Schedule (for SEC use only).


         *Denotes executive compensation contract or arrangement.


         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the company during the quarter ended March 31, 1999.