Form 10QSB
period 1999-06-30
FIRST COMMUNITY CORP /SC/
filed 1999-08-12
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended June 30, 1999

         Transition report under Section 13 or 15(d) of the Exchange Act for the
-----    transition period from               to
                                -------------    -------------

                          Commission File No. 33-86258

                           FIRST COMMUNITY CORPORATION
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            South Carolina                       57-1010751
         ------------------------      --------------------------------
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]       No [   ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 1999.

         Transitional Small Business Disclosure Format (check one):
Yes  [   ]      No  [ X ]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the company) are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                   June 30,
                                                                     1999             December 31,
                                                                  (Unaudited)             1998
                                                                 ------------         -----------
             ASSETS

Cash and due from banks                                          $  2,278,684         $ 2,316,369
Federal funds sold and securities purchased under
  agreements to resell                                             10,613,647           3,290,403
Investment securities - available for sale                         28,399,306          19,899,891
Investment securities - held to maturity (market value of
  $2,710,327 and $2,957,892 at June 30, 1999 and
  December 31, 1998, respectively)                                  2,795,034           2,942,760
Loans                                                              47,144,326          40,819,405
Less, allowance for loan losses                                       633,575             532,025
                                                                 ------------         -----------
   Net loans                                                       46,510,751          40,287,380
Property, furniture and equipment - net                             4,567,909           3,667,097
Other assets                                                          854,395             747,676
                                                                 ------------         -----------
    Total assets                                                 $ 96,019,726         $73,151,576
                                                                 ============         ===========


           LIABILITIES

Deposits:
  Non-interest bearing demand                                    $ 11,296,740         $10,449,284
  NOW and money market accounts                                    19,405,538          15,283,002
  Savings                                                           8,525,576           8,622,546
  Time deposits less than $100,000                                 13,791,166          13,595,144
  Time deposits $100,000 and over                                  26,652,941           8,055,794
                                                                 ------------         -----------
     Total deposits                                                79,671,961          56,005,770
Securities sold under agreements to repurchase                      2,013,700           2,737,700
Other borrowed money - demand note to US Treasury                     131,794              32,413
Other liabilities                                                     434,863             763,349
                                                                 ------------         -----------
    Total liabilities                                              82,252,318          59,539,232
                                                                 ------------         -----------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 at June 30, 1999 and December 31, 1998,
    respectively                                                    1,207,177           1,207,177
Additional paid in capital                                         12,248,087          12,248,087
Retained earnings                                                     485,321             114,029
Accumulated other comprehensive income                               (173,177)             43,051
                                                                 ------------         -----------
    Total shareholders' equity                                     13,767,408          13,612,344
                                                                 ------------         -----------
    Total liabilities and shareholders' equity                   $ 96,019,726         $73,151,576
                                                                 ============         ===========

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                  Six                Six
                                                              Months Ended       Months Ended
                                                                June 30,           June 30,
                                                                  1999               1998
                                                               (Unaudited)       (Unaudited)
                                                                ----------        ----------
Interest income:
  Loans, including fees                                         $1,879,636        $1,477,520
  Investment securities                                            788,622           449,641
  Federal funds sold and securities purchased
    under resale agreements                                        212,988           131,805
                                                                ----------        ----------
       Total interest income                                     2,881,246         2,058,966
                                                                ----------        ----------

Interest expense:
  Deposits                                                       1,102,728           831,265
  Federal funds sold and securities sold under agreement
   to repurchase                                                    61,556            74,678
  Other borrowed money                                               2,021             2,040
                                                                ----------        ----------
      Total interest expense                                     1,166,305           907,983
                                                                ----------        ----------
Net interest income                                              1,714,941         1,150,983
Provision for loan losses                                          126,000            98,000
                                                                ----------        ----------
Net interest income after provision for loan losses              1,588,941         1,052,983
                                                                ----------        ----------

Non-interest income:
  Deposit service charges                                          102,144            94,810
  Mortgage origination fees                                         55,304            34,682
  Other                                                             80,104            58,544
                                                                ----------        ----------
      Total non-interest income                                    237,552           188,036
                                                                ----------        ----------

Non-interest expense:
  Salaries and employee benefits                                   646,293           512,274
  Occupancy                                                         79,259            56,964
  Equipment                                                        106,827            86,518
  Marketing and public relations                                    97,039            78,354
  Other                                                            326,922           232,578
                                                                ----------        ----------
      Total non-interest expense                                 1,256,340           966,688
                                                                ----------        ----------

Net income before tax                                              570,153           274,331
Income taxes                                                       198,861                --
                                                                ==========        ==========
                                                                $  371,292        $  274,331
                                                                ==========        ==========

Basic earnings per common share                                 $     0.31        $     0.40
                                                                ==========        ==========
Diluted earnings per common share                               $     0.30        $     0.38
                                                                ==========        ==========

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                   Three             Three
                                                               Months Ended       Months Ended
                                                                  June 30,          June 30,
                                                                    1999              1998
                                                                (Unaudited)       (Unaudited)
                                                                ----------        ----------
Interest income:
  Loans, including fees                                         $  979,195        $  778,686
  Investment securities                                            418,366           235,113
  Federal funds sold and securities purchased
    under resale agreements                                        138,494            62,694
                                                                ----------        ----------
       Total interest income                                     1,536,055         1,076,493
                                                                ----------        ----------

Interest expense:
  Deposits                                                         613,931           431,752
  Federal funds sold and securities sold under agreement
   to repurchase                                                    32,403            36,947
  Other borrowed money                                               1,244               976
                                                                ----------        ----------
      Total interest expense                                       647,578           469,675
                                                                ----------        ----------
Net interest income                                                888,477           606,818
Provision for loan losses                                           63,500            55,000
                                                                ----------        ----------
Net interest income after provision for loan losses                824,977           551,818
                                                                ----------        ----------

Non-interest income:
  Deposit service charges                                           55,440            48,939
  Mortgage origination fees                                         32,818            27,402
  Other                                                             31,459            28,821
                                                                ----------        ----------
      Total non-interest income                                    119,717           105,162
                                                                ----------        ----------

Non-interest expense:
  Salaries and employee benefits                                   333,851           264,963
  Occupancy                                                         49,486            29,377
  Equipment                                                         58,292            46,073
  Marketing and public relations                                    42,743            43,043
  Other                                                            171,806           115,512
                                                                ----------        ----------
      Total non-interest expense                                   656,178           498,968
                                                                ----------        ----------

Net income before tax                                              288,516           158,012
Income taxes                                                        99,879                --
                                                                ----------        ----------
                                                                $  188,637        $  158,012
                                                                ==========        ==========

Basic earnings per common share                                 $     0.16        $     0.23
                                                                ==========        ==========
Diluted earnings per common share                               $     0.15        $     0.22
                                                                ==========        ==========

                           FIRST COMMUNITY CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




                                       Six months ended June 30,    Three months ended June 30,
                                       ----------      ----------  ----------      -----------
                                          1999            1998        1999             1998
                                       ----------      ----------  ----------      -----------
Net income                             $ 371,292       $  274,331   $ 188,637         $158,012

Other comprehensive income, net
  of tax:
  Unrealized gains (losses) arising
   during the period, net of tax
   effect of $116,429, $4,390 and
   $88,236, $1,811 for the six months
   and three months ended June
   30, 1999 and 1998, respectively      (216,228)           8,278    (164,262)           3,365
                                       ---------       ----------   ---------         --------
Comprehensive income                   $ 155,064       $  282,609   $  24,375         $161,377
                                       =========       ==========   =========         ========

                           FIRST COMMUNITY CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999





                                                                                          Accumulated
                                                       Additional                            Other
                                      Common            Paid-in          Retained        Comprehensive
                                      Stock             Capital          Earnings            Income            Total
                                   -----------       --------------     -----------      -------------      ----------
Balance December 31, 1998          $ 1,207,177       $ 12,248,087         $114,029        $  43,051         $13,612,344
Net income                                                                 371,292                              371,292

Unrealized loss on securities
  available-for-sale                                                                       (216,228)           (216,228)
                                   -----------       ------------         --------        ---------         -----------
Balance June 30, 1999              $ 1,207,177       $ 12,248,087         $485,321        $(173,177)        $13,767,408
                                   ===========       ============         ========        =========         ===========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS




                                                                                  Six months ended June 30,
                                                                              --------------------------------
                                                                                   1999                1998
                                                                              ------------         -----------
Cash flows from operating activities:
 Net income                                                                   $    371,292         $   274,331
 Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                                                 97,262              65,638
       Premium amortization (Discount accretion)                                   (84,848)            (49,266)
       Provision for loan losses                                                   126,000              98,000
       (Increase) decrease in other assets                                           9,712            (117,183)
       Increase (decrease) in accounts payable                                    (328,486)              4,114
                                                                              ------------         -----------
         Net cash provided in operating activities                                 190,932             275,634
                                                                              ------------         -----------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                          (21,949,961)         (7,684,007)
 Maturity of investment securities available-for-sale                           13,206,788           6,221,802
 Purchase of investment securities held-to-maturity                                     --          (1,508,125)
 Maturity of investment securities held-to-maturity                                143,673           1,000,000
 Increase in loans                                                              (6,349,371)         (4,141,868)
 Purchase of property and equipment                                               (998,074)           (108,952)
                                                                              ------------         -----------
         Net cash used in investing activities                                 (15,946,945)         (6,221,150)
                                                                              ------------         -----------

Cash flows from financing activities:
 Increase in deposit accounts                                                   23,666,191           8,610,245
 Increase (decrease) in securities sold under agreements to repurchase            (724,000)             17,500
 Decrease in other borrowings                                                       99,381              (3,187)
                                                                              ------------         -----------
        Net cash provided from financing activities                             23,041,572           8,624,558
                                                                              ------------         -----------

Net increase in cash and cash equivalents                                        7,285,559           2,679,042
Cash and cash equivalents at beginning
 of period                                                                       5,606,772           5,489,066
                                                                              ------------         -----------

Cash and cash equivalents at end of period                                    $ 12,892,331         $ 8,168,108
                                                                              ============         ===========

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                   $  1,172,462         $   910,658
   Income taxes                                                               $    406,010         $        --
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                    $   (332,659)        $    12,668

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


Note 1    -  Basis of Presentation
             The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. All material inter-company transactions are eliminated in consolidation. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

Note 2    -  Commitments
             The Company has entered into a contract to build a branch office in Cayce/West Columbia. The contract to construct the facility is for $528,000 and the cost of the land was $300,000. Cost incurred through June 30, 1999 on the land and construction of the facility amounted to approximately $368,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

First Community Corporation (the company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994. First Community Bank N.A. (the "Bank"), the Company's only subsidiary, began operations on August 17, 1995 from it's first office located in Lexington, South Carolina. On September 14, 1995 the company opened it's second office located in Forest Acres, South Carolina. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through June 30, 1999.

         During the first quarter of 1999 the bank opened it's third banking office in Irmo, South Carolina. The Bank raised $6.6 million in net proceeds from a secondary stock offering in July 1998. The proceeds of the offering were to be used to fund the bank's continued growth through it's existing offices and to open three additional branches within a period of six to eighteen months. Since the offering the Bank has opened the Irmo office and has begun construction on an additional office to be located in West Columbia, South Carolina. It is anticipated that this office will open in November 1999.

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

         Comparison of Results of Operations for Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998:

Net Income

         The Company's net income was $371,000 or $.30 diluted earnings per share for the six months ended June 30, 1999 as compared to net income of $274,000 or $.38 per share for the six months ended June 30, 1998. This improvement in earnings reflect the continued growth in the level of earning assets since the Bank commenced operations. Earnings per share for the six months ended June 30, 1999 reflects the addition of 517,500 shares of common stock issued in a secondary offering which was closed on July 10, 1998. The level of average earning assets was $80.7 million for the six months ended June 30, 1999 as compared to $51.6 million for the six months ended June 30, 1998. This reflects a 56.4% increase in the level average earning assets for the two periods. Net interest margin was from 4.28% for the six months ended June 30, 1999 as compared to 4.50% for the six months ended June 30, 1998. This decrease in margin is primarily a result of a change in the mix of earning assets in which loans represented 53.1 percent of earning assets for the six months ended June 30, 1999 as compared to 61.0% of earning assets

ITEM 2. CONTINUED                                                         PAGE 2

for the six months ended June 30, 1998. The decrease in the loan to earning asset ratio was anticipated by management for a period of time as result of the addition of $6.6 million in new capital in July 1998. As loans typically yield higher returns than alternative investments management will continue to grow the loan portfolio as a percentage of total earning assets. Non-interest income increased 26.3% to $238,000 for the six months ended June 30, 1999 as compared to $188,000 for the six months ended June 30, 1998. During these same periods non-interest expense increased 30.0% to $1.3 million for the six months ended June 30, 1999 as compared to $967,000 for the six months ended June 30, 1998. Income tax expense for the six months ended June 30, 1999 was $199,000 whereas during the same period in 1998 there was no income tax expense primarily as a result of a reductions in the valuation allowance established for deferred tax assets related to net operating loss carry forwards .

Net Interest Income

         The table on page 18 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.

Net interest income was $1.7 million during the six months ended June 30, 1999 as compared to $1.2 million for the six months ended June 30, 1998. This improvement of net interest income is a result of the increase of the level of earning assets. The net interest margin was 4.28% for the six months ended June 30, 1999 as compared to 4.50% for the six months ended June 30, 1998. The decrease in margin is primarily a result of a change in the mix of earning assets in which loans represented 53.1% of earning assets for the six months ended June 30, 1999 as compared to 61.0% of earning assets for the six months ended June 30, 1998. Loans typically provide a higher yield then the Bank's alternative uses of these funds such as securities and short-term overnight investments.

         Interest income during the six months ended June 30, 1999 was $2.9 million as compared to $2.1 million for the six months ended June 30, 1998. The average yield on earning assets during the first six months of 1999 was 7.20% as compared to 8.05% during the same period of 1998. The largest component of interest income for the six months ended June 30, 1999 was interest on loans and amounted to $1.9 million as compared to $1.5 million for the comparable prior year period. The overall yield on loans was 8.85% for the six months ended June 30, 1999 as compared to 9.47% for the six months ended June 30, 1998. The reduction in loan yields was primarily a result of three reductions in the prime rate during the fourth quarter of 1998. The investment portfolio income increased $339,000, or 75.4%, to $789,000 for the six months ended June 30, 1999 as compared to $450,000 for the six months ended June 30, 1998. The increase in investment portfolio income is a result of the average investment portfolio balance being $13.6 million greater for the six month period ended June 30, 1999 as compared to the same period in the prior year. The yield on the investment portfolio for the six months ended

ITEM 2.  CONTINUED                                                        PAGE 3

June 30 ,1999 was 5.51% as compared to 5.93% for the comparable period in 1998. This decrease in yield also resulted from declining market rates in the fourth quarter of 1998. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $81,000 or 61.4%, to$213,000 for the six month period ended June 30, 1999 as compared to $132000 for the six month period ended June 30, 1998.

Interest expense during the six months ended June 30, 1999 was $1.2 million with an average rate paid on interest-bearing liabilities of 3.76% as compared to $908,000 and 4.35% during the six months ended June 30, 1998. The primary reason for the increase in interest expense was that average interest-bearing liabilities were $20.4 million greater for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This was offset by a reduction in the cost of interest bearing liabilities to 3.76% for the six months period ended June 30, 1999 from 4.35 % in the comparable period of 1998.

Provision and Allowance for Loan Losses

         The provision for loan losses was $126,000 and $98,000 for six months ended June 30, 1999 and 1998, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.34% at June 30, 1999. The Company had no nonperforming loans at June 30, 1999. Net charge-offs during six months ended June 30, 1999, amounted to approximately $24,000 as compared to $2,000 for the same period in the prior year. Loans past due greater than 30 days amounted to $37,000 and there were no loans greater than 60 days past due at June 30, 1999.

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

Noninterest Income and Expense

         Noninterest income during the six months ended June 30, 1999 was $238,000 as compared to $188,000 for the six months ended June 30, 1998. This was primarily a result of increased income from mortgage loan fee originations of $21,000 (59.5%). The company originates mortgage loans , which are closed in the name of a third party, for which the company

ITEM 2. CONTINUED                                                        PAGE 4

receives a fee. In addition fee income from the sale of non deposit products increased by $14,000 for the six months ended June 30, 1999 as compared to the same period in 1998.

         Noninterest expense amounted to $1.3 million as compared to $967,000 during the six months ended June 30, 1999 and 1998, respectively. Salary and employee benefits increased $134,000 or 26.2 % in the six months ended June 30, 1999 as compared to the comparable period in 1997. This increase is primarily a result of hiring seven full time equivalent employees during the first six months of 1999 as compared to the first six months of 1998. Five of these positions were hired to staff the new branch office that opened in April 1999 located in Irmo, South Carolina. Occupancy expense increased by $22,000 in the first six months of 1999 as compared to the same period in 1998. This is primarily related to additional expenses related to the new branch office. Equipment expense increased from $87,000 for the six months ended June 30, 1998 to $107,000 for the six months ended June 30, 1999. This is a result of increased depreciation expense related to equipment in the new branch office as well as additional data processing equipment purchased due to the overall growth in the bank. Marketing and public relations expense increased by $19,000 or 23.8% in the six months ended June 30, 1999 as compared to the comparable period in the prior year. This increase is a result of planned increases in advertising and marketing during 1999 as compared to 1998. Other non-interest expense increased $94,000 or 40.4 % in the six months ended June 30, 1999 compared to the same period in the prior year. An increase in computer service bureau expense, supplies, and postage of $27,000, $15,000 and $8,000 account for a majority of the increase in other non-interest expense. These expense categories are primarily impacted by the numbers of accounts and the volume of activity, and have increased due to the growth of the Bank for the six months ended June 30, 1999 as compared to the same period in the prior year.

Comparison of Results of Operations for Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998:

         Net income for the second quarter of 1999 was $189,000, as compared to $158,000 during the comparable period in 1998. This improvement, as explained in the six months results, is due to the significant increase in the level of earning assets during these two periods. Average earning assets were $87.0 million during the second quarter of 1999 as compared to $53.5 million during the second quarter of 1998. The table on page 19 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased from 8.07% in the second quarter of 1998 to 7.08% in the second quarter of 1999. This decrease is primarily a result of loans comprising 61.6% of earning assets during the second quarter of 1998 as compared to 51.2% percent during the second quarter of 1999. In addition, as previously explained in the analysis of six month results, there were three reductions in prime rate during the fourth quarter of 1998 that had an impact on overall market rates. The cost of interest bearing liabilities was 3.80% in

ITEM 2. CONTINUED                                                        PAGE 5

the second quarter of 1999 as compared to 4.30% in the second quarter of 1998. This reduction was also a result of declining market rates during the fourth quarter of 1998.

         Total non-interest income increased by $15,000 during the second quarter of 1999 as compared to the comparable period in 1998. Deposit service charges accounted for approximately $7,000 of the increase in non-interest income due to the increased numbers of accounts in second quarter of 1999 as compared to the second quarter 1998. Mortgage loan fees amounted to $32,000 during the second quarter of 1999 as compared to $27,000 during the second quarter of 1998.

         Total non-interest expense increased by $157,000 in the second quarter of 1999 as compared to the same quarter of 1998. This increase is primarily a result of a $69,000 increase in salary and benefits expense, a $20,000 increase in occupancy expense and a $12,000 increase in equipment expense. All of these expense increases were primarily a result of the opening of the new branch in Irmo, South Carolina in April 1999. As stated in the analysis of the six month results, increases in computer service expense, supplies and postage accounted for the balance of the increase as a result in the growth of the bank during these periods.

Financial Position

         Assets totaled $96.0 million at June 30, 1999 as compared to $73.2 million at December 31, 1998 an increase of $22.8 million. Loans grew by $6.3 million during the six months ended June 30, 1999, from $40.8 million to $47.1 million. This loan growth was funded by growth in deposits of $23.7 million from $56.0 million at December 31, 1998 to $79.7 million at June 30, 1999. Approximately $12.0 million of this deposit growth is a result of some short term deposits being placed in the bank from various sources during this period. As a result, the bank has maintained higher than normal overnight fund balances and has purchased some short term investments to maintain the liquidity necessary to fund the anticipated withdrawal of these deposits. In addition, to funding loan growth the balance of the deposit growth was used to fund an increase in investment securities of $8.4 and an increase in overnight investments of $7.3 million from December 31, 1998 to June 30, 1999. The loan to deposit ratio at June 30, 1999 was 59.2% as compared to 72.9% at December 31, 1998.

ITEM 2. CONTINUED                                                        PAGE 6

Liquidity and Capital Resources

         On July 10, 1998, the company closed on a secondary stock offering whereby 517,500 additional shares of common stock were issued at a price of $14.00 per share. The net proceeds to the Company after the underwriters discount and expenses amounted to approximately $6.6 million. As explained in the Form S-2 as filed with the Securities and Exchange Commission approximately $3.0 million of the proceeds were to be used to purchase properties and construct three proposed branch facilities over an 18 to 24 month period. As of June 30, 1999 the company has opened one new branch in Irmo, South Carolina and has begun construction on a second new branch site located in West Columbia, South Carolina. The Company intends to use the balance of the proceeds to support initial loan growth at the three new branch offices, as well as at the Company's two existing offices, and for general corporate purposes.

         Management believes that the Company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 40.6% of total assets at June 30, 1999. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the Company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit, and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions, and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 1999 the amount of certificates of deposits of $100,000 or more represented 33.5% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the Bank, and none of which are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company's liquidity position in a relatively short period of time.

         The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million. This capital was sufficient to fund the activities of the Bank during the initial stages of operations and has allowed the Bank to remain a "well capitalized" institution.

ITEM 2. CONTINUED                                                        PAGE 7

         As previously stated the additional capital of $6.6 million raised in the secondary offering closed in 1998 is expected to enable the company to meet the capital needs related to expansion plans while maintaining it status as a "well capitalized institution. Shareholders' equity was 14.4% of total assets at June 30, 1999 as compared to 18.6% at December 31, 1998. The bank's risked-based capital ratios of Tier 1, total capital, and leverage ratio were 18.4%, 19.5%, and 11.6%, respectively, at June 30, 1999. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital, and leverage capital ratios of 4.0%, 8.0%, and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

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

         To date the company has expended cost to upgrade and test systems of approximately $60,000 all of which was expended in 1998. An additional $15,000 in cost has been budgeted to be incurred in 1999. Capitalized cost for installing new item processing hardware and software and a frame relay communications network have been approximately $140,000. The cost of the Year 2000 project and the dates scheduled by the company for being compliant are based on managements best estimates at this time. Additional cost to be incurred are not deemed to be material to the company's financial position.

         The company continues to evaluate the readiness of its vendors and its customers as a part of its Year 2000 project plan. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the company may experience an increase in loan defaults although any such amount is not quantifiable at this time. Management has instituted a program to educate its customers and instituted a credit review process that evaluates year 2000 exposure. At present, the company's review indicates exposure to credit risk associated with year 2000 is considered to be low. The Company's credit review procedures will continue to include an assessment of risk related to year 2000 throughout 1999.

         The company has developed a comprehensive contingency and business resumption plan which has been approved by the company's board of directors and documents and outline

ITEM 2. CONTINUED                                                        PAGE 8

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

         Management presently believes that with the modifications already made to systems and continued testing to these systems, the effects of the Year 2000 problem will be minimized. Testing of all mission critical systems has been completed and an independent verification of such testing is substantially complete. There can be no assurance however, that all year 2000 problems affecting it have been identified or corrected or that the systems of other vendors upon which the company rely's, including essential utilities and telecommunications providers, will be Year 2000 compliant in a timely manner. If the company's modifications and testing are ineffective, or if the company is subject to failure of a critical vendor, the Year 2000 issue could have a material impact on the company's financial condition and results of operations.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                                      Six months ended June 30, 1999             Six months ended June 30, 1998
                                                  ------------------------------------       -------------------------------------
                                                     Average       Interest     Yield/          Average       Interest     Yield/
                                                     Balance     Earned/Paid     Rate           Balance     Earned/Paid     Rate
                                                     -------     -----------     ----           -------     -----------     ----
ASSETS
Earning assets
  Loans                                           $ 42,842,962   $1,879,636      8.85%       $ 31,459,580   $1,477,520      9.47%
  Securities                                        28,878,788      788,622      5.51%         15,301,499      449,641      5.93%
  Federal funds sold and securities purchased
    under agreements to resell                       9,024,611      212,988      4.76%          4,806,358      131,805      5.53%
                                                  -----------------------------------        -----------------------------------
        Total earning assets                        80,746,361    2,881,246      7.20%         51,567,437    2,058,966      8.05%
                                                  -----------------------------------        -----------------------------------
Cash and due from banks                              2,649,827                                  1,749,329
Premises and equipment                               4,100,435                                  2,964,834
Other assets                                           908,478                                    415,985
Allowance for loan losses                             (578,062)                                  (416,729)
                                                  ============                               ============
       Total assets                               $ 87,827,039                               $ 56,280,856
                                                  ============                               ============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts           $ 10,588,145       44,662      0.85%      $   5,320,325       31,735      1.20%
  Money market accounts                              8,742,990      176,308      4.07%          6,966,037      154,880      4.48%
  Savings deposits                                   8,668,483      150,067      3.49%          6,343,176      118,273      3.76%
  Time deposits                                     31,174,834      731,691      4.73%         20,096,954      526,377      5.28%
  Other short term borrowings                        3,318,335       63,577      3.86%          3,365,779       76,718      4.60%
                                                  -----------------------------------       ------------------------------------
     Total interest-bearing liabilities             62,492,787    1,166,305      3.76%         42,092,271      907,983      4.35%
                                                  -----------------------------------       ------------------------------------
Demand deposits                                     10,989,110                                  7,578,032
Other liabilities                                      584,807                                    353,163
Shareholders' equity                                13,760,335                                  6,257,390
                                                  ============                               ============
   Total liabilities and shareholders' equity     $ 87,827,039                               $ 56,280,856
                                                  ============                               ============

Net interest spread                                                              3.44%                                      3.70%
Net interest income/margin                                       $1,714,941      4.28%                      $1,150,983      4.50%
                                                                 ==========                                 ==========

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                                     Three months ended June 30, 1999          Three months ended June 30, 1998
                                                  -------------------------------------      ------------------------------------
                                                    Average        Interest     Yield/          Average      Interest     Yield/
                                                    Balance      Earned/Paid     Rate           Balance     Earned/Paid    Rate
ASSETS
Earning assets
  Loans                                           $ 44,552,572   $  979,195      8.82%       $ 32,987,589   $  778,686     9.47%
  Securities                                        30,727,075      418,366      5.46%         15,963,017      235,113     5.91%
  Federal funds sold and securities purchased
    under agreements to resell                      11,761,037      138,494      4.72%          4,546,750       62,694     5.53%
                                                  -----------------------------------        ----------------------------------
        Total earning assets                        87,040,684    1,536,055      7.08%         53,497,356    1,076,493     8.07%
                                                  -----------------------------------        ----------------------------------
Cash and due from banks                              2,643,581                                  1,837,571
Premises and equipment                               4,330,266                                  2,956,255
Other assets                                           882,454                                    458,567
Allowance for loan losses                             (599,652)                                  (440,177)
                                                  ============                               ============
       Total assets                               $ 94,297,333                               $ 58,309,572
                                                  ============                               ============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts             10,376,955       19,267      0.74%          5,813,740       17,121     1.18%
  Money market accounts                              9,227,384       94,096      4.09%          7,415,888       81,932     4.43%
  Savings deposits                                   8,415,355       71,845      3.42%          6,592,458       61,493     3.74%
  Time deposits                                     36,940,267      428,723      4.66%         20,634,507      271,206     5.27%
  Other short term borrowings                        3,472,216       33,647      3.89%          3,328,715       37,923     4.57%
                                                  -----------------------------------        ----------------------------------
     Total interest-bearing liabilities             68,432,177      647,578      3.80%         43,785,308      469,675     4.30%
                                                  -----------------------------------        ----------------------------------
Demand deposits                                     11,592,289                                  7,849,108
Other liabilities                                      465,097                                    364,379
Shareholders' equity                                13,807,770                                  6,310,777
                                                  ============                               ============
   Total liabilities and shareholders' equity     $ 94,297,333                               $ 58,309,572
                                                  ============                               ============

Net interest spread                                                              3.28%                                     3.77%
Net interest income/margin                                        $ 888,477      4.09%                      $  606,818     4.55%
                                                                  =========                                 ==========

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

         (b) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Shareholders was held on April 21, 1999. The following six directors were elected at the meeting:

                                                 VOTES
                                        ---------------------------------
                                          For         Against/Withheld
                                          ---         ----------------
Thomas C. Brown                         989,359            1,400
Robert G. Clawson                       989,359            1,400
O. A. Ethridge                          989,359            1,400
W. James Kitchens, Jr.                  989,359            1,400
Broadus Thompson                        989,359            1,400
Mitchell M. Willoughby                  989,359            1,400

The Shareholders also voted on a proposal to approve the First Community Corporation 1999 stock incentive plan. There were 644,819 shares voted for the plan and 28,103 voted against or withheld their vote for the plan.

The following eleven Directors term of office continued after the meeting:

Richard K. Bogan                    William A. Jordan
William L. Boyd III                 James C. Leventis
Chimin J. Chao                      Angelo Tsiantis
Michael C. Crapps                   Loretta R. Whitehead
Hinton G. Davis
Anita B. Easter
George H. Fann, Jr.



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

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FIRST COMMUNITY CORPORATION
                                       (REGISTRANT)



Date: August 11, 1999                  By: /s/ Michael C. Crapps
     -----------------                     ------------------------------------

                                       Michael C. Crapps
                                       President and Chief Executive Officer



                                       By: /s/ Joseph G. Sawyer
                                           ------------------------------------

                                       Joseph G. Sawyer
                                       Senior Vice President, Principal
                                       Financial Officer