Form 10QSB
period 1999-09-30
FIRST COMMUNITY CORP /SC/
filed 1999-11-12
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act for the
         transition period from                  to
                               ------------------  --------------------

                          Commission File No. 33-86258

                           FIRST COMMUNITY CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

     South Carolina                                     57-1010751
(State of Incorporation)                      (I.R.S. Employer Identification)

             5455 Sunset Boulevard, Lexington, South Carolina 29072
                    (Address of Principal Executive Offices)

                                 (803) 951-2265
                (Issuer's Telephone Number, Including Area Code)


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

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 1999.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the company) are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS




                                                                              September 30,
                                                                                  1999            December 31,
                                                                               (Unaudited)            1998
                                                                              --------------      ------------
             ASSETS
Cash and due from banks                                                        $  3,786,684       $  2,316,369
Federal funds sold and securities purchased under
  agreements to resell                                                            6,129,900          3,290,403
Investment securities - available for sale                                       28,866,938         19,899,891
Investment securities - held-to-maturity (market value of $2,681,869 and
  $2,957,892 at September 30, 1999 and
  December 31, 1998, respectively)                                                2,792,849          2,942,760
Loans                                                                            49,286,206         40,819,405
Less, allowance for loan losses                                                     686,457            532,025
                                                                               ------------       ------------
   Net loans                                                                     48,599,749         40,287,380
Property, furniture and equipment - net                                           4,838,746          3,667,097
Other assets                                                                        859,456            747,676
                                                                               ------------       ------------
    Total assets                                                               $ 95,874,322       $ 73,151,576
                                                                               ============       ============


          LIABILITIES

Deposits:
  Non-interest bearing demand                                                  $ 13,052,494       $ 10,449,284
  NOW and money market accounts                                                  22,861,172         15,283,002
  Savings                                                                         9,210,485          8,622,546
  Time deposits less than $100,000                                               13,701,228         13,595,144
  Time deposits $100,000 and over                                                20,132,830          8,055,794
                                                                               ------------       ------------
     Total deposits                                                              78,958,209         56,005,770
Securities sold under agreements to repurchase                                    2,350,400          2,737,700
Other borrowed money - demand note to US Treasury                                   127,344             32,413
Other liabilities                                                                   492,216            763,349
                                                                               ------------       ------------
    Total liabilities                                                            81,928,169         59,539,232
                                                                               ------------       ------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 at September 30, 1999 and December 31, 1998                         1,207,177          1,207,177
Additional paid in capital                                                       12,248,087         12,248,087
Retained earnings                                                                   707,510            114,029
Unrealized gain (loss) on securities available-for-sale                            (216,621)            43,051
                                                                               ------------       ------------
    Total shareholders' equity                                                   13,946,153         13,612,344
                                                                               ------------       ------------
    Total liabilities and shareholders' equity                                 $ 95,874,322       $ 73,151,576
                                                                               ============       ============

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                                   Nine              Nine
                                                                               Months Ended      Months Ended
                                                                               September 30,    September 30,
                                                                                   1999              1998
                                                                                (Unaudited)      (Unaudited)
                                                                                --------------  --------------
Interest income:
  Loans, including fees                                                         $    2,958,041  $    2,310,598
  Investment securities - available-for-sale                                         1,090,224         616,411
  Investment securities - held-to-maturity                                             109,276          99,284
  Federal funds sold and securities purchased
    under resale agreements                                                            339,902         286,962
                                                                                --------------  --------------
       Total interest income                                                         4,497,443       3,313,255
                                                                                --------------  --------------

Interest expense:
  Deposits                                                                           1,750,468       1,300,457
  Federal funds sold and securities sold under agreement
   to repurchase                                                                        88,818         106,708
  Other borrowed money                                                                   3,046           3,041
                                                                                --------------  --------------
      Total interest expense                                                         1,842,332       1,410,206
                                                                                --------------  --------------
Net interest income                                                                  2,655,111       1,903,049
Provision for loan losses                                                              180,000         140,000
                                                                                --------------  --------------
Net interest income after provision for loan losses                                  2,475,111       1,763,049
                                                                                --------------  --------------

Non-interest income:
  Deposit service charges                                                              164,046         150,154
  Mortgage origination fees                                                             73,438          59,736
  Other                                                                                129,275          86,072
                                                                                --------------  --------------
      Total non-interest income                                                        366,759         295,962
                                                                                --------------  --------------

Non-interest expense:
  Salaries and employee benefits                                                       999,121         783,978
  Occupancy                                                                            120,174          86,161
  Equipment                                                                            166,470         129,146
  Marketing and public relations                                                       146,126         108,239
  Other                                                                                496,669         370,185
                                                                                --------------  --------------
      Total non-interest expense                                                     1,928,560       1,477,709
                                                                                --------------  --------------

Income before tax                                                                      913,310         581,302
Income tax                                                                             319,829              --
                                                                                --------------  --------------
                                                                                ==============  ==============
      Net income                                                                $      593,481  $      581,302
                                                                                ==============  ==============



Basic earnings per common share                                                 $         0.49  $         0.67
                                                                                ==============  ==============
Diluted earnings per common share                                               $         0.48  $         0.65
                                                                                ==============  ==============

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                 Three               Three
                                                              Months Ended       Months Ended
                                                              September 30,      September 30,
                                                                   1999              1998
                                                               (Unaudited)        (Unaudited)
                                                              --------------    --------------
Interest income:
  Loans, including fees                                       $    1,078,405    $      833,078
  Investment securities - available-for-sale                         374,153           235,867
  Investment securities - held-to-maturity                            36,725            30,187
  Federal funds sold and securities purchased
    under resale agreements                                          126,914           155,157
                                                              --------------    --------------
       Total interest income                                       1,616,197         1,254,289
                                                              --------------    --------------

Interest expense:
  Deposits                                                           647,740           469,192
  Federal funds sold and securities sold under agreement
   to repurchase                                                      27,262            32,030
  Other borrowed money                                                 1,025             1,001
                                                              --------------    --------------
      Total interest expense                                         676,027           502,223
                                                              --------------    --------------
Net interest income                                                  940,170           752,066
Provision for loan losses                                             54,000            42,000
                                                              --------------    --------------
Net interest income after provision for loan losses                  886,170           710,066
                                                              --------------    --------------

Non-interest income:
  Deposit service charges                                             61,902            55,344
  Mortgage origination fees                                           18,134            25,054
  Other                                                               49,171            27,528
                                                              --------------    --------------
      Total non-interest income                                      129,207           107,926
                                                              --------------    --------------

Non-interest expense:
  Salaries and employee benefits                                     352,828           271,704
  Occupancy                                                           40,915            29,197
  Equipment                                                           59,643            42,628
  Marketing and public relations                                      49,087            29,885
  Other                                                              169,747           137,607
                                                              --------------    --------------
      Total non-interest expense                                     672,220           511,021
                                                              --------------    --------------

Income before tax                                                    343,157           306,971
Income tax                                                           120,968                --
                                                              --------------    --------------
     Net income                                               $      222,189    $      306,971
                                                              ==============    ==============


Basic earnings per common share                               $         0.18    $         0.26
                                                              ==============    ==============
Diluted earnings per common share                             $         0.18    $         0.26
                                                              ==============    ==============

                           FIRST COMMUNITY CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME



                                                 Nine months ended          Three months ended
                                                    September 30,              September 30,
                                             --------------------------  --------------------------
                                                 1999          1998          1999          1998
                                             ------------  ------------  ------------ -------------
Net income                                      $593,481      $581,302      $222,189      $306,971

Other comprehensive income, net of tax:
   Unrealized gains (losses) arising during
     the period, net of tax effect
     of $139,824, $34,239 and $23,393,
     $29,780 for the nine and three months
     ended September 30, 1999 and 1998,
     respectively                               (259,672)       63,588       (43,444)       55,310
                                                --------      --------      --------      --------
Comprehensive income                            $333,809      $644,890      $178,745      $362,281
                                                ========      ========      ========      ========

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)




                                                                                        Unrealized Gain (Loss)
                                                       Additional                           on Securities
                                       Common            Paid-in           Retained         Available for
                                        Stock            Capital           Earnings              Sale               Total
                                     -----------       ------------       ---------      --------------------    -----------
Balance December 31, 1998            $ 1,207,177       $ 12,248,087       $ 114,029         $       43,051       $13,612,344
Net income                                                                  593,481                                  593,481
Unrealized gain (loss) on
  securities available-for-sale                                                                   (259,672)         (259,672)
                                     -----------       ------------       ---------         --------------       -----------

Balance September 30, 1999           $ 1,207,177       $ 12,248,087       $ 707,510         $     (216,621)      $13,946,153
                                     ===========       ============       =========         ==============       ===========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                            Nine months ended September 30,
                                                                            -------------------------------
                                                                                1999               1998
                                                                            ------------       ------------
Cash flows from operating activities:
 Net income                                                                 $    593,481       $    581,302
 Adjustments to reconcile net income to
   net cash provided (used) in operating activities:
       Depreciation                                                              153,919             98,406
       Premium amortization (Discount accretion)                                (149,828)           (56,533)
       Provision for loan losses                                                 180,000            140,000
       (Increase) decrease in other assets                                        28,044            (63,028)
       Increase (decrease) in accounts payable                                  (271,133)            81,472
                                                                            ------------       ------------
         Net cash provided in operating activities                               534,483            781,619
                                                                            ------------       ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                        (25,702,104)       (14,999,449)
 Maturity of investment securities available-for-sale                         16,491,627          8,626,271
 Purchase of investment securities held-to-maturity                                   --         (1,890,605)
 Maturity of investment securities held-to-maturity                              143,673          1,500,000
 Increase in loans                                                            (8,492,369)        (5,722,132)
 Purchase of property and equipment                                           (1,325,568)          (561,409)
                                                                            ------------       ------------
         Net cash used in investing activities                               (18,884,741)       (13,047,324)
                                                                            ------------       ------------

Cash flows from financing activities:
 Increase in deposit accounts                                                 22,952,439         11,252,806
 Proceeds from sale of common stock                                                   --          6,642,717
 Increase (decrease) in securities sold under agreements to repurchase          (387,300)           778,200
 Decrease in other borrowings                                                     94,931            (45,693)
                                                                            ------------       ------------
        Net cash provided from financing activities                           22,660,070         18,628,030
                                                                            ------------       ------------

Net increase in cash and cash equivalents                                      4,309,812          6,362,325

Cash and cash equivalents at beginning
 of period                                                                     5,606,772          5,489,066
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                  $  9,916,584       $ 11,851,391
                                                                            ============       ============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                 $  1,869,501       $  1,392,276
   Taxes                                                                    $    550,010                 --
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                  $     97,760       $     97,760

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



Note 1    -  Basis of Presentation
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

Note 2    -  Commitments
             The Company has entered into a contract to build a branch in Cayce/West Columbia. The contract to construct the facility is for $528,000 and the cost of the land was $300,000. Cost incurred through September 30, 1999 on the land and construction of the facility amounted to approximately $665,000.

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

         Comparison of Results of Operations for Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998:

Net Income

         The Company's net income was $593,000 or $.48 diluted earnings per share for the nine months ended September 30, 1999 as compared to net income of $581,000 or $.67 per share for the nine months ended September 30, 1998. This improvement in earnings reflect the continued growth in the level of earning assets since the Bank commenced operations. Earnings per share for the nine months ended September 30, 1999 reflects the addition of 517,500 shares of common stock issued in a secondary offering which was closed on July 10, 1998. The level of average earning assets was $83.4 million for the nine months ended September 30, 1999 as compared to $55.7 million for the nine months ended September 30, 1998. This reflects a 49.7% increase in the level average earning assets for the two periods. Net interest margin was 4.26% for the nine months ended September 30, 1999 as compared to 4.57% for the nine months ended September 30, 1998. This decrease in margin is primarily a result of a change in the mix of earning assets in which loans represented 53.5 percent of earning assets for the nine months

ITEM 2. CONTINUED                                                         PAGE 2

ended September 30, 1999 as compared to 58.4% of earning assets for the nine months ended September 30, 1998. The decrease in the loan to earning asset ratio was anticipated by management for a period of time as result of the addition of $6.6 million in new capital in July 1998. As loans typically yield higher returns than alternative investments management will continue to grow the loan portfolio as a percentage of total earning assets. Non-interest income increased 26.3% to $367,000 for the nine months ended September 30, 1999 as compared to $296,000 for the nine months ended September 30, 1998. During these same periods non-interest expense increased 30.5% to $1.9 million for the nine months ended September 30, 1999 as compared to $1.5 million for the nine months ended September 30, 1998. Income tax expense for the nine months ended September 30, 1999 was $320,000 whereas during the same period in 1998 there was no income tax expense primarily as a result of a reductions in the valuation allowance established for deferred tax assets related to net operating loss carry forwards
 .

Net Interest Income

         The table on page 18 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.

Net interest income was $2.6 million during the nine months ended September 30, 1999 as compared to $1.9 million for the nine months ended September 30, 1998. This improvement of net interest income is a result of the increase on the level of earning assets. The net interest margin was 4.26% for the nine months ended September 30, 1999 as compared to 4.57% for the nine months ended September 30, 1998. The decrease in margin is primarily a result of a change in the mix of earning assets in which loans represented 53.5% of earning assets for the nine months ended September 30, 1999 as compared to 58.4% of earning assets for the nine months ended September 30, 1998. Loans typically provide a higher yield then the Bank's alternative uses of these funds such as securities and short-term overnight investments.

         Interest income during the nine months ended September 30, 1999 was $4.5 million as compared to $3.3 million for the nine months ended September 30, 1998. The average yield on earning assets during the first nine months of 1999 was 7.21% as compared to 7.95% during the same period of 1998. The largest component of interest income for the nine months ended September 30, 1999 was interest on loans and amounted to $3.0 million as compared to $2.3 million for the comparable prior year period. The overall yield on loans was 8.87% for the nine months ended September 30, 1999 as compared to 9.50% for the nine months ended September 30, 1998. The reduction in loan yields was primarily a result of three reductions in the prime rate during the fourth quarter of 1998. The investment portfolio income increased $484,000, or 67.6%, to $1.2 for the nine months ended September 30, 1999 as compared to $716,000 for the nine months ended September 30, 1998. The increase in investment portfolio income is a result

ITEM 2.  CONTINUED                                                       PAGE 3

of the average investment portfolio balance being $13.2 million greater for the nine month period ended September 30, 1999 as compared to the same period in the prior year. The yield on the investment portfolio for the nine months ended September 30 ,1999 was 5.45% as compared to 5.90% for the comparable period in 1998. This decrease in yield also resulted from declining market rates in the fourth quarter of 1998. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $53,000 or 18.4%, to$340,000 for the nine month period ended September 30, 1999 as compared to $287,000 for the nine month period ended September 30, 1998.

Interest expense during the nine months ended September 30, 1999 was $1.8 million with an average rate paid on interest-bearing liabilities of 3.79% as compared to $1.4 million and 4.31% during the nine months ended September 30, 1998. The primary reason for the increase in interest expense was that average interest-bearing liabilities were $21.2 million greater for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This was offset by a reduction in the cost of interest bearing liabilities to 3.79% for the nine months period ended September 30, 1999 from 4.31% in the comparable period of 1998.

Provision and Allowance for Loan Losses

         The provision for loan losses was $180,000 and $140,000 for nine months ended September 30, 1999 and 1998, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.39% at September 30, 1999. The Company had no nonperforming loans at September 30, 1999. Net charge-offs during nine months ended September 30, 1999, amounted to approximately $26,000 as compared to $4,000 for the same period in the prior year. Loans past due greater than 30 days amounted to $49,000 and there were no loans greater than 60 days past due at September 30, 1999.

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

ITEM 2. CONTINUED                                                        PAGE 4

Noninterest Income and Expense

         Noninterest income during the nine months ended September 30, 1999 was $367,000 as compared to $296,000 for the nine months ended September 30, 1998. This was a result of increased income on deposit service charges of $14,000 and from mortgage loan fee originations of $14,000. The company originates mortgage loans , which are closed in the name of a third party, for which the company receives a fee. In addition, fee income from the sale of non deposit products increased by $32,000 for the nine months ended September 30, 1999 as compared to the same period in 1998.

         Noninterest expense amounted to $1.9 million as compared to $1.5 million during the nine months ended September 30, 1999 and 1998, respectively. Salary and employee benefits increased $215,000 or 27.4% in the nine months ended September 30, 1999 as compared to the comparable period in 1998. This increase is primarily a result of hiring an additional nine full time equivalent employees during the first nine months of 1999 as compared to the first nine months of 1998. Five of these positions were hired to staff the new branch office that opened in April 1999 located in Irmo, South Carolina During the third quarter of 1999 an additional four were hired to staff the Cayce/West Columbia branch which will open on November 15, 1999. Occupancy expense increased by $34,000 in the first nine months of 1999 as compared to the same period in 1998. This is primarily related to additional expenses related to the new branch office located in Irmo, South Carolina. Equipment expense increased from $129,000 for the nine months ended September 30, 1998 to $166,000 for the nine months ended September 30, 1999. This is a result of increased depreciation expense related to equipment in the new branch office as well as additional data processing equipment purchased due to the overall growth in the bank. Marketing and public relations expense increased by $38,000 or 35.0% in the nine months ended September 30, 1999 as compared to the comparable period in the prior year. This increase is a result of planned increases in advertising and marketing during 1999 as compared to 1998. Other non-interest expense increased $126,000 or 34.2 % in the nine months ended September 30, 1999 compared to the same period in the prior year. An increase in computer service bureau expense, supplies, and postage of $23,000, $10,000, and $11,000, respectively account for a much of the increase in other non-interest expense. These expense categories are primarily impacted by the numbers of accounts and the volume of activity, and have increased due to the growth of the Bank for the nine months ended September 30, 1999 as compared to the same period in the prior year. In addition, telephone expense increased by $9,000 which results primarily from the opening of the new branch in April 1999.

Comparison of Results of Operations for Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998:

         Net income for the third quarter of 1999 was $222,000, as compared to $307,000 during the comparable period in 1998. This decline, is due to the fact that during the first nine months

ITEM 2. CONTINUED                                                        PAGE 5

of 1998 the company had a zero effective tax rate due to a reduction in deferred tax asset valuation reserves. The deferred tax assets related primarily to prior year net operating loss carry forwards. During the first nine months of 1999 and the third quarter of 1999 the company had an effective tax rate of approximately 35%. Income before taxes for the three months ended September 30, 1999 increased $36,000 (11.7%) to $343,000 as compared to $307,000 during the same period during the prior year.

          Average earning assets were $88.5 million during the third quarter of 1999 as compared to $63.9 million during the third quarter of 1998. The table on page 19 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased from 7.79% in the third quarter of 1998 to 7.24% in the third quarter of 1999. As previously explained in the analysis of nine months results, there were three reductions of 25 basis points each in the prime rate during the fourth quarter of 1998 that had an impact on overall yields of the asset portfolios through most of the first nine months of 1999. During the third quarter of 1999 there were two increases in the prime rate of 25 basis points each. The cost of interest bearing liabilities was 3.84% in third quarter of 1999 as compared to 4.24% in the third quarter of 1998.

         Total non-interest income increased by $21,000 during the third quarter of 1999 as compared to the comparable period in 1998. Deposit service charges accounted for approximately $7,000 of the increase in non-interest income due to the increased numbers of accounts in third quarter of 1999 as compared to the third quarter 1998. Fees from the sale of non-deposit investment products increased to $27,000 from $9,000 in the third quarter of 1999 as compared to the third quarter 1998.

         Total non-interest expense increased by $161,000 in the third quarter of 1999 as compared to the same quarter of 1998. This increase is primarily a result of a $81,000 increase in salary and benefits expense, a $12,000 increase in occupancy expense and a $17,000 increase in equipment expense. All of these expense increases were primarily a result of the opening of the new branch in Irmo, South Carolina in April 1999. As stated in the analysis of the nine month results, increases in computer service bureau expense, supplies and postage accounted for the balance of the increase as a result in the growth of the bank during these periods.

Financial Position

         Assets totaled $95.9 million at September 30, 1999 as compared to $73.2 million at December 31, 1998 an increase of $22.7 million. Loans grew by $8.5 million during the nine months ended September 30, 1999, from $40.8 million to $49.3 million. This loan growth was funded by growth in deposits of $22.9 million from $56.0 million at December 31, 1998 to $78.9 million at September 30, 1999. Approximately $8.0 million of this deposit growth is a result of

ITEM 2. CONTINUED                                                        PAGE 6

some short term deposits being placed in the bank from various sources during this period. As a result, the bank has maintained higher than normal overnight fund balances and has purchased some short term investments to maintain the liquidity necessary to fund the anticipated withdrawal of these deposits. In addition, to funding loan growth the balance of the deposit growth was used to fund an increase in investment securities of $8.8 million and an increase in overnight investments of $2.8 million from December 31, 1998 to September 30, 1999. The loan to deposit ratio at September 30, 1999 was 62.4% as compared to 72.9% at December 31, 1998.

Liquidity and Capital Resources

         On July 10, 1998, the company closed on a secondary stock offering whereby 517,500 additional shares of common stock were issued at a price of $14.00 per share. The net proceeds to the company after the underwriters discount and expenses amounted to approximately $6.6 million. As explained in the Form S-2 as filed with the Securities and Exchange Commission approximately $3.0 million of the proceeds were to be used to purchase properties and construct three proposed branch facilities over an 18 to 24 month period. As of September 30, 1999 the company has opened one new branch in Irmo, South Carolina and will open a second office in West Columbia, South Carolina on November 15, 1999. The third office will be opened late in the first quarter or early second quarter of 2000. The company intends to use the balance of the proceeds to support initial loan growth at the three new branch offices, as well as at the company's two existing offices, and for general corporate purposes.

         Management believes that the company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 36.5% of total assets at September 30, 1999. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit, and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions, and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 1999 the amount of certificates of deposits of $100,000 or more represented 25.5% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the Bank, and none of which are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position.

         However, no assurances can be given in this regard, as rapid growth, deterioration in loan

ITEM 2. CONTINUED                                                        PAGE 7

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

         As previously stated the additional capital of $6.6 million raised in the secondary offering closed in 1998 is expected to enable the company to meet the capital needs related to expansion plans while maintaining it status as a "well capitalized institution. Shareholders' equity was 14.5% of total assets at September 30, 1999 as compared to 18.6% at December 31, 1998. The bank's risked-based capital ratios of Tier 1, total capital, and leverage ratio were 18.1%, 19.2%, and 11.6%, respectively, at September 30, 1999. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital, and leverage capital ratios of 4.0%, 8.0%, and 3.0%, respectively. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

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

         To date the company has expended cost to upgrade and test systems of approximately $60,000 all of which was expended in 1998. An additional $15,000 in cost has been budgeted to be incurred in 1999. Capitalized cost for installing new item processing hardware and software and a frame relay communications network have been approximately $140,000. The cost of the Year 2000 project and the dates scheduled by the company for being compliant are based on managements best estimates. Additional cost to be incurred are not deemed to be material to the company's financial position.

         The company has substantially completed it's evaluation of the readiness of its vendors and its customers as a part of its Year 2000 project plan and will continue to monitor the readiness throughout the fourth quarter of 1999. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the company may experience an increase in loan defaults although any such amount is not quantifiable at this time. Management has instituted a program to educate its customers and instituted a credit review process that evaluates year 2000 exposure. At present, the company's review indicates exposure to credit risk associated

ITEM 2. CONTINUED                                                        PAGE 8

with year 2000 is considered to be low.

         The company has developed a comprehensive contingency and business resumption plan which has been approved by the company's board of directors and documents and outline options in the event any mission critical systems fail to operate despite all of our Year 2000 efforts. In addition this plan addresses liquidity issues and plans to prepare for higher than normal cash withdrawal demands by customers as the millennium change draws closer. The contingency and business resumption plan was tested in the third quarter of 1999. In addition the company has undertaken an extensive customer awareness program to inform our customers of the progress that we have made in implementing our Year 2000 readiness plan. The company's primary regulator is the Office of the Comptroller of the Currency and thus we are subject to supervisory review of our Year 2000 preparedness and progress. Additionally the company's core processing provider is also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

         Management presently believes that with the modifications already made to systems and continued testing to these systems, the effects of the Year 2000 problem will be minimized. Testing of all mission critical systems has been completed and an independent validation of the testing of mission critical systems is complete. There can be no assurance however, that all year 2000 problems affecting it have been identified or corrected or that the systems of other vendors upon which the company rely's, including essential utilities and telecommunications providers, will be Year 2000 compliant in a timely manner. If the company's modifications and testing are ineffective, or if the company is subject to failure of a critical vendor, the Year 2000 issue could have a material impact on the company's financial condition and results of operations.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                                   Nine months ended September 30, 1999       Nine months ended September 30, 1998
                                                  ---------------------------------------    ---------------------------------------
                                                     Average           Interest     Yield/     Average        Interest     Yield/
                                                     Balance         Earned/Paid     Rate      Balance       Earned/Paid    Rate
                                                     -------         -----------     ----      -------       -----------    ----
ASSETS
Earning assets
  Loans                                            $ 44,593,429      $ 2,958,041      8.87%   $32,524,542    $2,310,598    9.50%
  Securities:
    Taxable                                          29,433,709        1,199,500      5.45%    16,214,143       715,695    5.90%
  Federal funds sold and securities purchased
    under agreements to resell                        9,345,742          339,902      4.86%     6,985,641       286,962    5.49%
                                                   ---------------------------------------    ---------------------------------
        Total earning assets                         83,372,880        4,497,443      7.21%    55,724,326     3,313,255    7.95%
                                                   ---------------------------------------    ---------------------------------
Cash and due from banks                               2,731,857                                 1,795,512
Premises and equipment                                4,295,577                                 3,010,073
Other assets                                            878,685                                   428,608
Allowance for loan losses                              (603,121)                                 (442,083)
                                                   ------------                              ------------
       Total assets                                $ 90,675,878                              $ 60,516,436
                                                   ============                              ============


LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts            $ 10,459,375           63,731      0.81%     5,716,261        51,077    1.19%
  Money market accounts                               9,441,475          288,202      4.08%     7,550,683       250,703    4.44%
  Savings deposits                                    8,680,618          225,235      3.47%     6,620,197       185,523    3.75%
  Time deposits                                      33,295,184        1,173,300      4.71%    20,638,330       813,154    5.27%
  Other short term borrowings                         3,101,633           91,864      3.96%     3,207,046       109,749    4.58%
                                                   ---------------------------------------    ---------------------------------
     Total interest-bearing liabilities              64,978,285        1,842,332      3.79%    43,732,517     1,410,206    4.31%
                                                   ---------------------------------------    ---------------------------------
Demand deposits                                      11,357,785                                 7,923,009
Other liabilities                                       539,702                                   382,797
Shareholders' equity                                 13,800,106                                 8,478,113
                                                   ------------                              ------------
   Total liabilities and shareholders' equity      $ 90,675,878                              $ 60,516,436
                                                   ============                              ============

Net interest spread                                                                   3.42%                               3.64%
Net interest income/margin                                           $ 2,655,111      4.26%                  $1,903,049   4.57%
                                                                     ===========                             ==========

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES




                                               Three months ended September 30, 1999   Three months ended September 30, 1998
                                               ------------------------------------    -----------------------------------
                                                  Average     Interest    Yield/          Average     Interest   Yield/
                                                  Balance    Earned/Paid   Rate           Balance    Earned/Paid  Rate
                                                  -------    -----------   ----           -------    -----------  ----
ASSETS
Earning assets
  Loans                                         $ 48,037,284 $ 1,078,405     8.91%      $ 34,619,741   $  833,078   9.55%
  Securities:
    Taxable                                       30,525,460     410,878     5.34%        18,009,670      266,054   5.86%
  Federal funds sold and securities purchased
    under agreements to resell                     9,977,531     126,914     5.05%        11,273,141      155,157   5.46%
                                               ----------------------------------      ---------------------------------
        Total earning assets                      88,540,275   1,616,197     7.24%        63,902,552    1,254,289   7.79%
                                               ----------------------------------      ---------------------------------
Cash and due from banks                            2,893,243                               1,886,374
Premises and equipment                             4,679,498                               3,099,077
Other assets                                         820,070                                 453,438
Allowance for loan losses                           (652,423)                               (491,966)
                                                ------------                            ------------
       Total assets                             $ 96,280,663                            $ 68,849,475
                                                ============                            ============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts         $ 10,206,034      19,071     0.74%      $  6,495,220       19,342   1.18%
  Money market accounts                           10,815,667     111,894     4.10%         8,700,909       95,823   4.37%
  Savings deposits                                 8,704,491      75,168     3.43%         7,165,208       67,250   3.72%
  Time deposits                                   37,464,244     441,607     4.68%        21,703,419      286,777   5.24%
  Other short term borrowings                      2,675,298      28,287     4.19%         2,894,757       33,031   4.53%
                                                ---------------------------------       --------------------------------
     Total interest-bearing liabilities           69,865,734     676,027     3.84%        46,959,513      502,223   4.24%
                                                ---------------------------------       --------------------------------
Demand deposits                                   12,086,788                               8,601,719
Other liabilities                                    450,967                                 441,107
Shareholders' equity                              13,877,174                              12,847,136
                                                ------------                            ------------
   Total liabilities and shareholders' equity   $ 96,280,663                            $ 68,849,475
                                                ============                            ============

Net interest spread                                                          3.40%                                  3.54%
Net interest income/margin                                   $   940,170     4.21%                     $  752,066   4.67%
                                                             ===========                               ==========

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

         (b) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to shareholders to vote during the quarter ended September 30, 1999.



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

                  10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB)

                  27.1     Financial Data Schedule (for SEC use only)

                           *Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST COMMUNITY CORPORATION
                                     (REGISTRANT)



Date: November 11, 1999              By: /s/ Michael C. Crapps
     -------------------                 -----------------------------------

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