Form 10KSB40
period 1999-12-31
FIRST COMMUNITY CORP /SC/
filed 2000-03-27
CIK 932781

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)


 [X]     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 (No fee required)

               For the transition period from ________ to ________

                          Commission file no. 33-86258

                           First Community Corporation
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)

               South Carolina                                      57-1010751
               ------------------------------                -------------------
           (State or Other Jurisdiction                      (I.R.S. Employer
           of Incorporation or Organization)                 Identification No.)


     5455 Sunset Blvd., Lexington, South Carolina                     29072
     --------------------------------------------                 ---------
       (Address of Principal Executive Offices)                  (Zip Code)

                                 (803) 951-2265
                          ---------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of the voting stock as of March 15, 2000, held by non-affiliates of the registrant based on the average of the quoted bid and ask as of March 15, 2000, was $15,895,400

         The issuer's revenues for its most recent fiscal year were $6,645,416. 1,207,177 shares of the Issuer's common stock were issued and outstanding as of March 15, 2000.

                       Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement for its April 26, 2000 Annual Meeting of Shareholders, are incorporated by reference into Part III thereof.

Transitional Small Business Disclosure Format.  (Check one):  Yes    No  [X]

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

         In July 1995, the Company completed its initial public offering of 688,077 shares of its common stock, at a price of $10.00 per share. On August 17, 1995, the bank opened for business. On July 10, 1998 the company closed a secondary offering in which it issued 517,500 shares of common stock. The net proceeds received in the secondary offering was approximately $6.6 million after deducting issuance costs. The proceeds are being used to purchase properties and construct and outfit three branches over a six to eighteen month period. The estimated cost for the three branches was approximately $3.0 million. The remaining proceeds are being used to support initial loan growth at the three new branch offices, as well as the company's two existing branches, and for other general corporate purposes. At December 31, 1999, the company has opened two of the new branches and will open the third branch office in Gilbert, South Carolina during the first quarter of 2000. After opening the Gilbert office the bank will have a total of five offices located in Lexington and Richland Counties of South Carolina.

LOCATION AND SERVICE AREA

         The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Columbia, South Carolina and the surrounding area, including Lexington and Richland Counties. The bank has its main office located in the city of Lexington, South Carolina in Lexington County and three branch offices located in the city of Forest Acres, town of Irmo, and town of West Columbia located in Lexington and Richland Counties. See
Item II, "Description of Properties."

         Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland and Lexington Counties which includes the primary service areas for the existing four sites of the bank and the projected site, had an estimated population in 1995 of 491,600. Lexington County had a population of 191,900 and Richland County had a population of 299,700. The principal components of the economy within the company's market areas are service industries, government, and wholesale and retail trade. The largest employers in the area each of which employs in excess of 3,000 people in the Midlands area, include Fort Jackson Army Base, the University of South Carolina, Policy Management Systems Corporation, Richland Memorial Hospital, Blue Cross Blue Shield, SCANA Corporation and Pepsi Cola, Inc. The area has experienced steady growth over the past ten years and the company expects the area, as well as the service industry needed to support it, to continue to grow. Both Richland and Lexington Counties have one of the highest per capita incomes in the state, at $40,500 in 1995 compared to $29,000 for South Carolina as a whole.

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

         Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank offers non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through AAG Securities, Inc. The bank is associated with Star and Plus networks of automated teller machines and Mastermoney debit cards that may be used by bank customers throughout South Carolina and other regions. The bank also offers VISA and Mastercard credit card services through a correspondent bank as an agent for the bank.

         The bank does not currently exercise trust powers, but can begin to do so with the prior approval of the OCC.

COMPETITION

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere. As of December 31, 1999, there were fourteen commercial banks operating approximately 137 offices and three thrifts with a total of 7 offices in the Lexington and Richland county area.

         The company faces increased competition from both federally-chartered and state-chartered financial institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the company's market area. A number of these competitors are well established in the Lexington and Richland County Area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as established branch networks and trust services, that the bank does not currently provide. The bank is the only one of these institutions that is locally owned and operated. The Company believes that the community bank focus of the bank with its emphasis on service to small and medium size businesses, individual and professional concerns, gives it an advantage in this market.

EMPLOYEES

         The bank presently has 33 full-time employees and two part-time employees. The company does not have any employees other than its officers, none whom receive any additional remuneration for their services to the company.

SUPERVISION AND REGULATION

         Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

GRAMM-LEACH-BLILEY ACT

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, Previously know and the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complimentary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we fact from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

THE COMPANY

         Because it owns the outstanding common stock of the bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and the South Carolina Banking and Branching Efficiency Act (the "South Carolina Act").

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

         Subject to the implementation of changes contained in the Gramm-Leach-Bliley Act, the company is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibit the company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

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

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Beginning in 1993, insured depository institutions pay for deposit insurance under a risk-based premium system. Under this system, a BIF insured depositor institution paid to BIF from $.04 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator subject to a minimum semi-annual assessment of $1,000 per institution. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well capitalized banks, eventually to $.00 per $100, with a minimum semi-annual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated the minimum assessment. It also separated, effective January 1, 1997, the Financing Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by the FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and there can be no assurance that such cost can be passed on the bank's customers.

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

         A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

         The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Management anticipates that the bank will maintain its status as "well-capitalized."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. These capital guidelines can affect the company in several ways. Subsequent to the initial public offering the company's capital levels have been maintained at levels that are more than adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the company's capital position in a relatively short period of time, making an additional capital infusion necessary.

         Effective January 1, 1997 the OCC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution trading account, foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the bank does not currently engage, nor has any plans to engage in trading, foreign exchange or commodity position activities, the rule does not have an effect on the required bank capital levels.

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

RECENT LEGISLATIVE DEVELOPMENTS

         From time to time, various bills are introduced in the United state congress with respect to the regulation of financial institutions. Some of these bills, like the Gramm-Leach-Bliley Act, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any other proposals will be adopted or, what effect, current proposals, like the Gramm-Leach-Bliley Act will have.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         Lexington Property. The principal place of business of both the Company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the bank's main office is a 2.29 acre plot of land. The site was purchased for $576,000. The Company and the bank are operating in an 8500 square foot facility located on this site. This site is designed to allow the addition of 12,000 square feet to the facility at some future date and as needed.

         Forest Acres Property. The bank also operates a branch office facility at 4404 Forest Drive, Columbia, South Carolina 29206. The Forest Acres site is a
 .71 acre plot of land which was acquired at a cost of $376,000. The banking facility is approximately 4,000 square feet with a total cost of construction of approximately $545,000 including paving and landscaping.

         Irmo Property. The bank also operates a branch office facility at 1030 Lake Murray Boulevard, Irmo, South Carolina 29063. The Irmo site is approximately a 1.00 acre plot of land which was acquired at a cost of $449,000. The banking facility is approximately 3,200 square feet with a total cost of construction of approximately $630,000 including paving and landscaping

          Cayce/West Columbia Property. The bank operates a branch office facility at 506 Meeting Street, West Columbia, South Carolina 29169. The Cayce/West Columbia site is approximately a 1.25 acre plot of land which was acquired at a cost of $300,000. The banking facility is approximately 3,800 square feet with a total cost of construction of approximately $635,000 including paving and landscaping.

         Gilbert Property. The company has acquired a lot in Gilbert, South Carolina and is in the process of opening its fifth office at 4325 Augusta Highway, Gilbert, South Carolina 29054. This facility will be approximately a 700 square foot modular unit located on an approximate one acre lot. The total cost of the land and construction is approximately $205,000. The opening of this office is planned for the first quarter of 2000.


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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the "Common Stock"), of which 1,207,177 were issued and outstanding as of December 31, 1999. The stock is quoted on the OTC Bulletin Board under the trading symbol "FCCO."

         The following is a summary of stock prices for the company since the stock began to be quoted on the OTC Bulletin Board.



                  1999                           High                  Low
                  ----                           ----                  ---
                      First quarter              $19.50              $16.50
                      Second quarter             $19.25              $18.00
                      Third quarter              $18.50              $17.00
                      Fourth quarter             $17.75              $15.50


                  1998
                  ----
                      Third quarter              $17.00              $15.00
                      Fourth quarter             $17.00              $15.00


The company has never paid any dividends. It is anticipated that earnings will be retained for several years to expand the bank's capital base to support deposit growth and that no dividends will be paid on the company's stock for several years. Moreover, the National Bank Act limits dividend payments by national banks such as the bank, which in turn could limit the company's ability to pay dividends. The bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1999, the bank has $932,000 free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of First Community Corporation, its directors or its officers with respect to, among other things: (i) First Community Corporation's financing plans, (ii) trends affecting First Community Corporation's financial condition or results of operations; (iii) First Community Corporation's growth strategy and operating strategy; (iv) the quality of our loan portfolio and (v) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in First Community Corporation's filings with the Securities and Exchange Commission.

GENERAL

         First Community Corporation is a one bank holding company. The company commenced operations on November 2, 1994. The bank, the company's only subsidiary, began operations on August 17, 1995 from its first office located in Lexington, South Carolina. On September 14, 1995 the company opened its second office located in Forest Acres, South Carolina. During 1999 the company opened two additional offices in Irmo and West Columbia, South Carolina and is in the process of opening its fifth office in Gilbert, South Carolina. The company engages in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

         The company expected to experience losses until the bank grew its assets to a point where the assets generated revenue from operations which exceeded the bank's fixed costs. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable for each subsequent quarter through the fourth quarter of 1999. In 1998, the company made the decision to raise additional capital through a secondary offering to be used for branch expansion in its target markets of Lexington and Richland counties. In July 1998 the company completed the offering which raised approximately $6.6 million in additional capital. During 1999, in accordance with its planned expansion, the company opened one office in Irmo, South Carolina and a second in West Columbia, South Carolina and is in the process of opening a third in Gilbert, South Carolina. Upon opening the Gilbert location in the first quarter of 2000 the company will have five locations in Richland and Lexington Counties. The company intends to use remaining proceeds of the secondary offering to support initial loan growth at each office and for other general corporate purposes. The company has grown from approximately $38.1 million in total assets, $15.9 million in loans, $30.9 million in deposits, and $5.8 million in shareholders' equity at December 31, 1996 to approximately $94.9 million in total assets, $52.3 million in loans, $77.0 million in deposits and $14.0 million in shareholders' equity at December 31, 1999. Comparisons of the company's and the bank's results for all of the periods presented, particularly with respect to their banking operations, should be made with an understanding of the company's short history. The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operations of the company. This review should be read in conjunction company's financial statements and accompanying notes included elsewhere herein. This analysis provides an overview of the significant changes that occurred during the periods presented.

         RESULTS OF OPERATIONS

         The Company's net income was $818,000, or $0.66 diluted earnings per share, for the year ended December 31, 1999, as compared to a net income of $847,000, or $0.87 diluted earnings per share, for the year ended December 31, 1998, and a loss of $251,000 or $0.36 diluted earnings per share for the year ended December 31, 1997. The decrease in net income for 1999 as compared to 1998 resulted from two factors which included the cost associated with the opening of two new branches as well as a higher tax rate for 1999. The 1998 tax rate was affected by prior year net operating losses and was 6.6% of income before taxes in 1998 compared to 34.8% in 1999. Net income in 1999 was also positively affected by a $993,000 increase in net interest income. This increase resulted from an increase in all categories of earning assets in 1999. Yields earned and rates paid on the various components of the balance sheet during showed a modest decrease in 1999 as compared to 1998. Earning assets averaged $84.3 million in 1999 as compared to $58.6 million in 1998. Non interest income increased from $436,000 in 1998 to $481,000 in 1999 due to increased deposit service charges and increases in fees related to non-deposit investment product sales. Non interest expense increased to $2.7 million in 1999 as compared to $2.0 million in 1998. This increase is primarily due to the cost associated with opening and staffing two new branches during the year.

         The increase in net income from 1997 to 1998 resulted primarily from an $857,000 increase in net interest income. Increased net interest income resulted from continued growth in all categories of earning assets during 1998. Earning assets averaged $58.6 million in 1998 as compared to $40.6 million in 1997. Yields earned and rates paid on the various components of the balance sheet showed modest changes between the periods. Overall there was an improvement of 10 basis points in the net interest margin in 1998 as compared to 1997. A $174,000 increase in non interest income in 1998 as compared to 1997 also contributed to the improvement in net income. Increases in non interest income resulted from increased deposit and related account charges associated with increased deposit balances as well as a $77,000 increase in mortgage origination fees. The increases in net interest income and non interest income were partially offset by a $391,000 increase in non interest expense. All categories of non interest expense increased during 1998 as compared to 1997. The increases in expenses primarily result from anticipated increases in staff during this period, higher marketing and advertising expenses, as well as increased expenses related to supplies and activity fees due to the growth in numbers and volumes of accounts. In addition during 1998, the Bank incurred approximately $50,000 of cost associated with remediation and testing of systems for year 2000 compliance.

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

         Net interest income totaled $3.7 million in 1999, $2.7 million in 1998, and $1.8 million in 1997. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.50% in 1999 as compared to 3.57% in 1998 and 3.55% in 1997. The reason for the increase in net interest income between 1999 and 1998 was primarily due to the $25.7 million increase in the level of earning assets between the two periods and was slightly offset by a 21 basis point decrease in the net margin. Similarly, the increase in net interest income between 1998 and 1997 was primarily due to the $18.0 million increase in the level of earning assets between the two periods as well as an improvement in the net interest margin of 16 basis points. In 1999 loans represented 54.7% of earning assets as compared to 57.4% in 1998. Loans typically provide a higher yield than other types of earning assets and thus one of the company's goals is to grow the loan portfolio as a percentage of earning assets. The yield on earning assets decreased from 7.81% in 1998 to 7.32% in 1999. The decrease was primarily a result of the lower percentage of loans to earning assets as well as a decrease in general market rates during the fourth quarter of 1998. Market rates stayed lower throughout the first half of 1999. Although rates began to rise in the latter part of 1999, the effects of these increases on the yield on earning assets is not immediate. This decrease in yield on average earning assets was partially offset by a decrease in the rate paid on interest-bearing liabilities to 3.82% in 1999 to 4.25% in 1998. The increase in net interest income in 1998 of $857,000 as compared to the prior year was a result of the bank's earning assets increasing by $18.0 million during the two periods.

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

                  AVERAGE BALANCES, INCOME, EXPENSES AND RATES



(In thousands)                                                             Year ended December 31,
                                                           1999                        1998                     1997
                                                 ------------------------  ------------------------- -------------------------
                                                 Average  Income/  Yield/  Average   Income/  Yield/ Average   Income/  Yield/
                                                 Balance  Expense   Rate   Balance   Expense   Rate  Balance   Expense   Rate
                                                 -------  -------   ----   -------   -------   ----  -------   -------   ----
ASSETS
Earning assets
  Loans                                          $46,064  $ 4,093   8.89%  $33,641  $ 3,152   9.37%  $23,192  $ 2,184   9.42%
  Securities                                      29,917    1,660   5.55%   17,561    1,032   5.88%   13,239      782   5.91%
  Federal funds sold and
   purchased under agreement
   to resell                                       8,284      411   4.96%    7,411      395   5.33%    4,193      228   5.44%
                                                 -------  -------   ----   -------  -------   ----   -------  -------   ----
   Total earning assets                           84,265    6,164   7.32%   58,613    4,579   7.81%   40,624    3,194   7.86%
                                                          -------   ----            -------   ----            -------   ----
Cash and due from banks                            2,913                     1,900                     1,349
Premises and equipment                             4,521                     3,149                     2,873
Other assets                                         882                       452                       351
Allowance for loan losses                           (624)                     (464)                     (284)
                                                 -------                   -------                   -------
       Total assets                              $91,957                   $63,650                   $44,913
                                                 =======                   =======                   =======

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts          $10,168       81   0.80%  $ 5,987       69   1.15%  $ 4,393       61   1.39%
  Money market accounts                           10,773      441   4.09%    7,832      341   4.35%    4,740      213   4.49%
  Savings deposits                                 8,633      298   3.45%    7,232      270   3.73%    6,264      240   3.83%
  Time deposits                                   33,193    1,567   4.72%   21,045    1,101   5.23%   15,251      803   5.27%
  Other short term borrowings                      3,012      125   4.15%    3,121      139   4.45%    1,662       75   4.51%
                                                 -------  -------   ----   -------  -------   ----   -------  -------   ----
     Total interest-bearing liabilities           65,779    2,512   3.82%   45,217    1,920   4.25%   32,310    1,392   4.31%
                                                          -------   ----            -------   ----            -------   ----
Demand deposits                                   11,770                     8,260                     6,440
Other liabilities                                    553                       417                       296
Shareholders' equity                              13,855                     9,756                     5,867
                                                 -------                   -------                   -------
   Total liabilities and shareholders' equity    $91,957                   $63,650                   $44,913
                                                 =======                   =======                   =======

Net interest spread                                                 3.50%                     3.57%                     3.55%
Net interest income/margin                                $ 3,652   4.33%           $ 2,659   4.54%           $ 1,802   4.44%
                                                          -------                   -------                   -------

(1) All loans and deposits are domestic. The Company had no nonaccrual loans during the periods presented

      The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.


(In thousands)

                                                           1999 versus 1998                               1998 versus 1997
                                                       Increase (decrease) due to                    Increase (decrease) due to
                                                      ---------------------------                   ---------------------------
                                                      Volume      Rate        Net                   Volume       Rate       Net
                                                      ------      ----        ---                   ------       ----       ---

ASSETS
Earning assets
  Loans                                             $ 1,094     $  (152)    $   942                $   979    $   (12)  $   967
  Investment securities                                 682         (55)        627                    254         (3)      251
  Federal funds sold and securities purchased
    under agreements to resell                           39         (23)         16                    171         (4)      167
                                                                            -------                                      ------
        Total earning assets                          1,855        (270)      1,585                  1,405        (20)    1,385
                                                                            -------                                      ------
Interest-bearing liabilities
  Interest-bearing transaction accounts                  22         (10)         12                     15         (6)        9
  Money market accounts                                 119         (19)        100                    134         (7)      127
  Savings deposits                                       46         (18)         28                     35         (7)       28
  Time deposits                                         561         (95)        466                    303         (4)      299
  Other short term borrowings                            (5)         (9)        (14)                    65         --        65
                                                                            -------                                     -------
     Total interest-bearing liabilities                 760        (168)        592                    548         20       528
                                                                            -------                                     -------

Net interest income                                                         $   993                                     $   857
                                                                            =======                                     =======

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

      The following table illustrates the company's interest rate sensitivity at December 31, 1999.

                         INTEREST SENSITIVITY ANALYSIS


(In thousands)
                                                                               December 31, 1999
                                               ------------------------------------------------------------------------------
                                                               After        After Six                   Greater
                                                               Three         Through                    Than One
                                                  Within      Through        Twelve        Within       Year or
                                               Three Months  Six Months      Months       One Year    Nonsensitive      Total
                                               ------------  ----------      ------       --------    ------------      -----
Assets
Earning assets
    Loans                                      $  18,998     $   2,669     $   5,292     $  26,959     $  25,338     $  52,297
    Securities                                     6,723           951         2,051         9,725        20,997        30,722
    Federal funds sold and securities
      purchased under agreements to
      resell                                       2,796                                     2,796                       2,796
                                               ---------     ---------     ---------     ---------     ---------     ---------
Total earning assets                              28,517         3,620         7,343        39,480        46,335        85,815
                                               ---------     ---------     ---------     ---------     ---------     ---------

Liabilities
Interest bearing liabilities
   Interest bearing deposits
   NOW Accounts                                    1,138         1,138         2,277         4,553         4,554         9,107
   Money market accounts                          15,166                                    15,166                      15,166

   Savings deposits                                1,004         1,004         2,007         4,015         4,015         8,030
   Time deposits                                  20,313         5,268         4,915        30,496         1,940        32,436
                                               ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing deposits                   37,621         7,410         9,199        54,230        10,509        64,739
   Other short term borrowings                     3,429         3,429         3,429
                                               ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities                41,050         7,410         9,199        57,659        10,509        68,168
                                               ---------     ---------     ---------     ---------     ---------     ---------

Period gap                                     $ (12,533)    $  (3,790)    $  (1,856)    $ (18,179)    $  35,826     $  17,647
Cumulative gap                                 $ (12,533)    $ (16,323)    $ (18,179)    $ (18,179)    $  17,647     $  17,647
Ratio of cumulative gap to total
   earning assets                                  (14.6%)       (19.0%)       (21.2%)       (21.2%)        20.6%         20.6%

  The company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The company currently is liability sensitive over all time frames within one year. However, the company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

  At December 31, 1999 and 1998, the allowance for loan losses amounted to $704,000 and $532,000, respectively. This represents 1.35% and 1.30% of outstanding loans at December 31, 1999 and 1998, respectively. There were no non-accrual, restructured or other non-performing loans at December 31, 1999, 1998 or 1997. In addition, there was $4,000 and $3,000 in loans delinquent greater than 30 days at December 31, 1999 and 1998, respectively, and none were delinquent greater than 30 days at December 31, 1997. The provision for loan losses was $210,000, $179,000 and $194,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The provision was made based on management's assessment of general loan loss risk and asset quality.

                           ALLOWANCE FOR LOAN LOSSES


(Dollars in thousands)                                   Year ended December 31,
                                                ---------------------------------------
                                                  1999            1998           1997
                                                -------         -------         -------
Average loans outstanding                       $46,064         $33,641         $23,192
                                                =======         =======         =======
Loans outstanding at period end                 $52,297         $40,819         $29,000
                                                =======         =======         =======
Total non-performing loans                           --              --              --
                                                =======         =======         =======

Beginning balance of allowance                  $   532         $   380         $   201
Loans charged-off:
  1-4 family residential mortgage                    --              --              --
  Home equity                                        --              --              --
  Commercial                                         26              28              --
  Leases                                             --               2              14
  Installment & credit card                          15               4               4
                                                -------         -------         -------
     Total loans charged-off                         41              34              18
                                                -------         -------         -------
Recoveries:
  1-4 family residential mortgage                    --              --              --
  Home equity                                        --              --              --
  Commercial                                          3              --              --
  Leases                                             --               7               3
  Installment & credit card                          --              --              --
                                                -------         -------         -------
     Total recoveries                                 3               7               3
                                                -------         -------         -------
Net loans charged off                                38              27              15
                                                -------         -------         -------
Provision for loan losses                           210             179             194
                                                -------         -------         -------
Balance at period end                           $   704         $   532         $   380
                                                =======         =======         =======

Net charge -offs to average loans                  0.08%           0.08%           0.06%
Allowance as percent of total loans                1.35%           1.30%           1.31%
Non-performing loans as % of total loans             --              --              --
Allowance as % of non-performing loans               --              --              --

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

  Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 1999, the company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

  Noninterest Income. The company?s primary source of noninterest income is service charges on deposit accounts. In addition, the company originates mortgage loans which are closed in the name of a third party for which the company receives a fee. Other sources of noninterest income is derived from commissions on sale of non-deposit investment products, bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 1999, was $481,000 as compared to $436,000 for 1998. This increase is primarily a result of the growth in deposit account balances and the related deposit account fees as well as an increase in commissions on the sale of non-deposit investment products. Deposit account fees amounted to $229,000 in 1999 as compared to $205,000 in 1998. Commissions on the sale of non-deposit investment products were $85,000 in 1999 as compared to $52,000 in 1998. These commissions increased in 1999 as compared to 1998 due to more emphasis being placed on this source of revenue in the most recent year. These increases were partially offset by lower mortgage loan origination fees in 1999 as compared to 1998. Mortgage loan origination fees amounted to $84,000 in 1999 as compared to $119,000 in 1998. This decrease is a result of the low mortgage loan rate environment in 1998 and the substantial amount of homeowner refinancing that occurred in 1998 as compared to 1999. The company continues to place emphasis on this source of revenue in an effort to increase mortgage loan fee income. Noninterest income amounted to $262,000 in 1997. The substantial increase in 1998 as compared to 1997 is attributable to increased deposit account balances and the related deposit account fees of $34,000, an increase in mortgage loan origination fees of $78,000 and an increase in commissions on sale of non-deposit investment products of $44,000. The company initiated its program for the sale of non-deposit investment products during the first quarter of 1998.

  Noninterest Expense. In the very competitive financial services market of recent years, management recognizes the need to place a great deal of emphasis on expense management and will continue to evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased from $2,010,000 for the year ended December 31, 1998 to $2,669,000 for the year ended December 31, 1999. Salary and employee benefits increased $328,000 in 1999 as compared to 1998. This increase results primarily from the company's expansion focus in 1999 whereby two new branch offices were opened and a third is under construction. The new branches opened in 1999 added approximately nine full time equivalent positions within the company. In addition, normal merit increases contributed to the increased salary and employee benefit expense. The company also increased its matching program to the existing 401(k) plan during 1999 whereby it matches 50% of the employees contribution up to 6%. In 1998 the match was only up to 4%. Occupancy expense increased from $118,000 in 1998 to $172,000 in 1999. This increase is directly attributable to the increased expenses related to the two new offices opened in 1999. Equipment expense increased from $180,000 in 1998 to $235,000 in 1999. This increase is primarily a result of increased depreciation and maintenance expenses on equipment purchased for the new offices. Marketing and public relations expense increased to $182,000 in 1999 as compared to $132,000 in 1998. This increase is attributable to planned budgeted increases in advertising including more radio advertising as well as introducing the company's first television advertisement spots. Other expense increased to $692,000 in 1999 as compared to $518,000 in 1998. This increase is primarily attributable to increases professional fees of $41,000, supplies of $30,000 postage of $16,000, telephone of $15,000, contributions of $11,000 and correspondent charges of $9,000. Professional fees increased as a result of fees paid to consultants for year 2000 validation testing. and assistance with an evaluation of the company's data processing system. In addition the fees paid for the bank's regulatory exam increased as it is based on asset size. Supplies, postage, telephone, contributions and correspondent charges increased due to the asset growth of the company as well as the addition of the two new offices during 1999.

     Noninterest expense increased from $1,619,000 in 1997 to $2,009,000 in 1998. Salary and employee benefits increased $185,000 in 1998 as compared to 1997. This increase results from normal merit increases as well as the addition of three full time equivalent employees in 1998 as compared to 1997. The company also instituted a matching program to its existing 401(k) plan during 1998 in which it matched 50% of the employee contribution up to 4%. Equipment expense increased from $144,000 in 1997 to $180,000 in 1998. This increase was due to increased maintenance expense of approximately $28,000, the majority of which related to remediation expense for computer software and hardware to upgrade them to ensure that they were year 2000 compliant. Marketing and public relations expense increased to $131,000 in 1998 as compared to $90,000 in 1997. This increase is attributable to planned budgeted increases in advertising during the bank's third full year of operations. Other expense increased from $395,000 in 1997 to $518,000 in 1998. This increase is partially due to an increase in computer service bureau from $96,000 in 1997 to $149,000 in 1998. Approximately $37,500 of the increase in computer service bureau expense relates to testing and remediation for year 2000 compliance, with the balance of the increase resulting from increased transaction volume. Correspondent bank fees, and other expenses increased due to the growth of the company in 1998 as compared to 1997 and the resulting increased activity.

The following table sets forth for the periods indicated the primary components of non-interest expense:


(In thousands)
                                          Year ended December 31,
                                       ----------------------------
                                         1999      1998      1997
                                       --------  --------  --------

Salary and employee benefits           $  1,389  $  1,061  $    876
Occupancy                                   172       118       114
Equipment                                   235       180       144
Marketing and public relations              182       131        90
Data processing                             156       149        96
Supplies                                     86        56        52
Telephone                                    39        25        22
Correspondent services                       59        51        38
Insurance                                    49        39        32
Professional fees                            83        42        36
Postage                                      49        33        22
Other                                       170       125        97
                                       --------  --------  --------
                                       $  2,669  $  2,010  $  1,619
                                       ========  ========  ========

Income Tax Expense

     Income taxes for 1999 were $436,000 as compared to $60,000 in 1998. During 1998 the company had a net operating loss carry forward of approximately $733,000. The Company had fully offset the deferred tax assets resulting primarily from the net operating loss carry forwards by a valuation allowance in the same amount for each of the years ended December 31, 1997. In 1998, the Company eliminated the remaining valuation allowance in 1998 which reduced income tax expense. The realization of a deferred tax benefit by the company as a result of net operating losses depends upon having sufficient taxable income of an appropriate character in the carry forward periods. The company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. During 1997 the company had no income tax expense primarily as a result of a reduction in a prior year valuation allowance.

FINANCIAL POSITION

   Total assets at December 31, 1999 were $94.9 million as compared to $73.2 million at December 31, 1998. Average earning assets increased to $84.3 million during 1999 as compared to $58.6 million during 1998. Asset growth included a net increase in loans of $11.5 million and a $7.9 million increase in investment securities during 1999 as compared to 1998. Net property and equipment increased by $1.7 million as a result of opening and equipping two new offices during 1999. The growth in the various asset categories was funded by an increase in deposit account balances of $21.0 million. During 1999 the bank became a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta). Membership in FHLB Atlanta provides the bank with an alternative funding source. At December 31, 1999 the company had an advance in the amount of $1.5 million which is included in the caption other borrowed money. Shareholders' equity totaled $14.0 million at December 31, 1999 as compared to $13.6 million at December 31, 1998. This increase was primarily retained net income of $818,000 during 1999.

Earning Assets

     Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the bank's goals is to have loans be the largest category of the bank's earning assets. At December 31, 1998 loans accounted for 63.7% of earning assets as compared to 60.9% of earning assets at December 31, 1999. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. However, the bank tries to achieve its asset mix goals without sacrificing asset quality. Loans averaged $46.1 million during 1999, as compared to $33.6 million in 1998.

   The following table shows the composition of the loan portfolio by category:


(In thousands)
                                                                                December 31,
                                            ---------------------------------------------------------------------------------
                                                    1999                          1998                           1997
                                            ---------------------         ---------------------         ---------------------
                                              Amount     Percent            Amount     Percent            Amount     Percent
                                            ----------  ---------         ----------  ---------         ----------  ---------

Commercial, financial & agricultural        $   10,833      20.7%         $    8,865      21.7%         $    7,148      24.6%
Real estate:
   Construction                                  4,943       9.5%              3,873       9.5%              2,006       6.9%
   Mortgage - residential                        7,849      15.0%              6,538      16.0%              4,457      15.4%
   Mortgage - commercial                        20,140      38.5%             15,305      37.5%             10,454      36.1%
Consumer                                         8,532      16.3%              6,238      15.3%              4,935      17.0%
                                            --------------------          --------------------          --------------------
     Total gross loans                          52,297     100.0%             40,819     100.0%             29,000     100.0%
                                                        ========                       =======                       =======
Allowance for loan losses                         (704)                         (532)                         (380)
                                            ----------                    ----------                    ----------
     Total net loans                        $   51,593                    $   40,287                    $   28,620
                                            ==========                    ==========                    ==========

     In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The company follows the common practice of financial institutions in the company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally the company limits the loan-to-value ratio to 80%. The principal components of the company's loan portfolio, at year-end 1999 and 1998, were commercial mortgage loans in the amount of $20.1 million and $15.3 million, representing 38.5% and 37.5% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. Due to the short term the loan portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix. Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

     The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1999.


     LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES


(In thousands)
                                                            December 31, 1999
                                           -------------------------------------------------------
                                                           Over One
                                            One Year     Year Through      Over
                                            or Less       Five Years     Five Years        Total
                                           ----------   --------------  ------------    ----------
Commercial, financial & agricultural        $  4,351       $  6,167       $    314       $ 10,832
Real estate - construction                     2,846          2,097             --          4,943
All other loan                                11,121         20,202          5,197         36,522
                                            --------       --------       --------       --------
                                            $ 18,318       $ 28,466       $  5,511       $ 52,297
                                            ========       ========       ========       ========

Loans maturing after one year with:
    Fixed interest rates                                                                 $ 28,432
    Floating interest rates                                                                 5,545
                                                                                         --------
                                                                                         $ 33,977
                                                                                         ========


     The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

     Investment Securities. The investment securities portfolio is a significant component of the company's total earning assets. Total securities averaged $29.9 million in 1999, as compared to $17.6 million in 1998. This represents 35.5% and 30.0% of the average earning assets for the year ended December 31, 1999 and 1998, respectively. The objective of the company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 1999, the weighted average life of the portfolio was 2.82 years and the weighted average tax equivalent yield was 5.74%. The Company primarily invests in U.S. Treasury securities and securities of other U. S. Government agencies with maturities up to five years. In 1998, as a result of utilizing all prior net operating losses the company began investing in South Carolina state and local government obligations with maturities of up to 15 years.


     The following table shows, at carrying value, the scheduled maturities and average yields of securities held.

                     INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS (1)

(In thousands)
                                                                 December 31, 1999
                                          ---------------------------------------------------------------
                                                                   After One But          After Five But
                                           Within One Year       Within Five Years       Within Ten Years    After Ten Years
                                          -----------------      -----------------      -------------------------------------
Held-to-maturity:                          Amount    Yield        Amount    Yield        Amount     Yield    Amount    Yield
                                          --------  -------      --------  -------      --------   -----------------  -------
    U.S. government agencies              $     --               $    999    6.17%      $    500    6.24%   $     --
    State and local government                  --                     --                  1,282    6.32%        256    7.59%
                                          -----------------------------------------------------------------------------------
Total investment securities held-to-
    maturity                                    --                    999    6.17%         1,782    6.30%        256    7.59%
                                          -----------------------------------------------------------------------------------

Available-for-sale:
   U.S. treasury                             4,619    5.26%         3,709    5.45%            --                  --
   U.S. government agencies                  4,765    5.49%         9,712    5.93%           467    6.57%         --
   Mortgage-backed securities                  268    5.54%         2,078    5.88%         1,478    5.79%         --
   Other                                        --                     --                     --                 589    6.25%
                                          -----------------------------------------------------------------------------------
Total investment securities
   available-for-sale                        9,652    5.38%        15,499    5.81%         1,945    5.98%        589    6.25%
                                          -----------------------------------------------------------------------------------
Total investment securities               $  9,652    5.38%      $ 16,498    5.83%      $  3,727    6.10%   $    845    6.66%
                                          ===================================================================================


     (1) Investments with a call feature are shown as of the contractual maturity date.

     Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $8.3 million in 1999, as compared to $7.4 million in 1998. At December 31, 1999, short-term investments totaled $2.8 million. These funds are a primary source of the company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits were $74.5 million during 1999, compared to $50.4 million during 1998. Average interest-bearing deposits were $62.8 million in 1999, as compared to $42.1 million in 1998.

   The following table sets forth the deposits of the Company by category.



                                                           DEPOSITS

(In thousands)                                                                December 31,
                                            -----------------------------------------------------------------------------------
                                                     1999                          1998                           1997
                                            -----------------------       -----------------------       -----------------------
                                                            % of                          % of                          % of
                                              Amount      Deposits          Amount     Deposits           Amount     Deposits
                                            -----------  ----------       ----------- ----------        ----------- ----------

Demand deposit accounts                     $   12,232      15.9%         $   10,449      17.6%         $    7,554      17.9%
NOW accounts                                     9,113      11.9%              6,060      11.0%              6,063      14.4%
Money market accounts                           15,160      19.7%              9,223      16.7%              5,957      14.1%
Savings accounts                                 8,030      10.4%              8,623      15.6%              6,053      14.3%
Time deposits less than $100,000                15,084      19.6%             13,595      24.6%             10,248      24.2%
Time deposits more than $100,000                17,352      22.5%              8,056      14.5%              6,372      15.1%
                                            --------------------          --------------------          --------------------
                                            $   76,971     100.0%         $   56,006     100.0%         $   42,247     100.0%
                                            ====================          ====================          ====================



   Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the company's loan portfolio and other earning assets. The company's core deposits were $59.6 million and $47.3 million at December 31, 1999 and 1998, respectively. A stable base of deposits are expected to be the company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

          The maturity distribution of the company's time deposits is shown in the following table.


MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSIT OF $100,000 OR MORE

(In thousands)                                          December 31, 1999
                                ----------------------------------------------------------------------
                                                After Three    After Six       After
                                Within Three      Through       Through        Twelve
                                   Months       Six Months   Twelve Months     Months           Total
                                ------------    -----------  -------------    ---------       --------
Certificates of deposit of
   $100,000 or more               $ 13,274       $  1,559       $  1,704       $    815       $ 17,352
Other time deposits of
   $100,000 or more                     --             --             --             --             --
                                  --------       --------       --------       --------       --------
                                  $ 13,274       $  1,559       $  1,704       $    815       $ 17,352
                                  ========       ========       ========       ========       ========


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

     Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase, the treasury tax and loan note option and Federal Home Loan Bank advances. These borrowings averaged $3.0 million and $3.1 million during 1999 and 1998, respectively. The repurchase agreements are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. Repurchase agreements averaged $2.7 million and $3.0 million during 1999 and 1998, respectively. During 1999 the bank became a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta) and as such has access to advances from the FHLB Atlanta for various terms and amounts. During 1999 the bank entered into only one advance in the amount of $1.5 million which matures on February 22, 2000 at a rate of 5.9%. The average outstanding balance of the advance for 1999 was $177,000. The company also has short-term borrowings provided through a U.S. Treasury demand note associated with a treasury tax and loan account. The average balance of this note for 1999 and 1998, was $109,000 and $120,000, respectively.

Capital

     Total shareholders' equity as of December 31, 1999 was $14.0 million, an increase of $400,000 or approximately 3.2% compared with shareholders' equity of $13.6 million as of December 31, 1998. This increase was attributable to net income for the year ended December 31, 1999 of $818,000 offset by a net unrealized loss of $390,000 in the market value of investment securities available-for-sale.

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

                              ANALYSIS OF CAPITAL
                                 (IN THOUSANDS)

                                   REQUIRED                    ACTUAL                      EXCESS
                            ---------------------     ---------------------      -----------------------
THE BANK:
December 31, 1999
Risk Based Capital
         Tier I               $    2,496     4.0%    $     11,105      17.8%     $      8,609      13.8%
         Total Capital             4,992     8.0%          11,808      18.9%            6,816      10.9%
Tier I Leverage                    2,814     3.0%          11,105      11.8%            8,291       8.8%

December 31, 1998
         Tier I               $    1,959    4.00%    $     10,232     21.10%     $      8,373      17.1%
         Total Capital             3,917    8.00%          10,864     22.19%            6,947      14.2%
Tier I Leverage                    2,111    3.00%          10,232     14.68%            8,121      11.7%

                                   REQUIRED                    ACTUAL                      EXCESS
                            ---------------------     ---------------------      -----------------------
THE COMPANY:
December 31, 1999
Risk Based Capital
         Tier I             $      2,515    4.00%    $     14,387      22.8%     $     11,872      18.8%
         Total Capital             5,031    8.00%          15,091      24.0%           10,060      16.0%
Tier I Leverage                    2,884    3.00%          14,387      15.0%           11,503      12.0%
December 31, 1998
Risk Based Capital
         Tier I             $      1,977    4.00%    $     13,560      27.4%     $     11,583      23.4%
         Total Capital             3,954    8.00%          14,092      28.5%           10,138      20.5%
         Tier I Leverage           2,188    3.00%          13,560      18.6%           11,372      15.6%


     A condition of the original offering was that a minimum of 610,000 shares be subscribed to and fully paid for prior to approval to become a bank holding company. There was a total of 688,077 shares sold during the original offering period which closed on July 31, 1995 with net proceeds after offering expenses of $6.8 million. Approximately $6.0 million of the proceeds of the offering were used to capitalize the bank. On July 10, 1998 the Company closed a secondary offering in which 517,500 additional shares were issued with proceeds after offering expenses of approximately $6.6 million. Approximately $4.1 million of the proceeds from this offering were used to provide additional capital to the bank. The company is using the proceeds of the secondary offering to support its continued growth. During 1999 the company opened two office locations and will open the third in March 2000. Management believes that the proceeds from the offering are sufficient to support its proposed growth and expansion plans, including the establishment of the three new branch offices and the operation of these branches until they become profitable.

LIQUIDITY MANAGEMENT

     Liquidity management involves monitoring the company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the company's market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. Recently the bank became a member of the FHLB Atlanta and has the ability to obtain advances for various periods of time. These advances will be secured by securities pledged by the bank or assignment of specific loans within the bank's portfolio.

With the successful completion of the common stock offering in 1995 and the secondary offering completed in July 1998, the Company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the company and the bank needed for operations. The company's funds sold position, its primary source of liquidity, averaged $8.3 million during the year ended December 31, 1999, and was $2.8 million at December 31, 1999. The company also maintains federal funds purchased lines, in the amount of $4.5 million with several financial institutions, although these have not been utilized in 1999. The FHLB Atlanta has approved a $12.0 million line of credit which would be collateralized by a pledge against specific investment securities. Management regularly reviews the liquidity position of the company and has implemented internal policies which establish guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term liquidity needs successfully.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITOR..................................................................................F-2

BALANCE SHEETS.................................................................................................F-3

STATEMENTS OF OPERATIONS.......................................................................................F-4

STATEMENTS OF COMPREHENSIVE INCOME.............................................................................F-5

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY...................................................................F-6

STATEMENTS OF CASH FLOWS.......................................................................................F-7

NOTES TO FINANCIAL STATEMENTS..................................................................................F-8

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
First Community Corporation
Lexington, South Carolina


         I have audited the accompanying balance sheets of First Community Corporation as of December 31, 1999 and 1998, and the related statements of operations, statements of comprehensive income, changes in shareholders' equity and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 1999 and 1998 and the results of its operations and its cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 14, 2000

                          FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS

                                                                               December 31,
                                                                         1999                1998
                                                                     ------------        ------------
              ASSETS
Cash and due from banks                                              $  3,397,667        $  2,316,369
Federal funds sold and securities purchased under
  agreements to resell                                                  2,795,877           3,290,403
Investment securities - available for sale                             27,685,091          19,899,891
Investment securities - held to maturity (market value of
  $2,904,200 and $2,957,891 at December 31,
  1999 and 1998, respectively)                                          3,036,993           2,942,760
Loans                                                                  52,297,124          40,819,405
Less, allowance for loan losses                                           703,993             532,025
                                                                     ------------        ------------
   Net loans                                                           51,593,131          40,287,380
Property, furniture and equipment - net                                 5,362,994           3,667,097
Other assets                                                            1,017,146             747,676
                                                                     ------------        ------------
    Total assets                                                     $ 94,888,899        $ 73,151,576
                                                                     ============        ============

            LIABILITIES
Deposits:
  Non-interest bearing demand                                        $ 12,231,819        $ 10,449,284
  NOW and money market accounts                                        24,273,370          15,283,002
  Savings                                                               8,029,741           8,622,546
  Time deposits less than $100,000                                     15,084,459          13,595,144
  Time deposits $100,000 and over                                      17,351,835           8,055,794
                                                                     ------------        ------------
     Total deposits                                                    76,971,224          56,005,770
Securities sold under agreements to repurchase                          1,657,500           2,737,700
Other borrowed money                                                    1,771,956              32,413
Other liabilities                                                         447,497             763,349
                                                                     ------------        ------------
    Total liabilities                                                  80,848,177          59,539,232
                                                                     ------------        ------------

            SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
    shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 December 31, 1999 and 1998, respectively                  1,207,177           1,207,177
Additional paid in capital                                             12,248,087          12,248,087
Retained earnings                                                         932,192             114,029
Accumulated other comprehensive income (loss)                            (346,734)             43,051
                                                                     ------------        ------------
    Total shareholders' equity                                         14,040,722          13,612,344
                                                                     ------------        ------------
    Total liabilities and shareholders' equity                       $ 94,888,899        $ 73,151,576
                                                                     ============        ============


                       SEE NOTES TO FINANCIAL STATEMENTS

                          FIRST COMMUNITY CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                           Year Ended December 31,
                                                                    1999           1998            1997
                                                                ------------   ------------    ------------

Interest income:
  Loans, including fees                                         $  4,093,322   $  3,151,523    $  2,184,512
  Investment securities - available-for-sale                       1,511,857        896,309         624,377
  Investment securities - held-to-maturity                           148,275        136,245         157,403
  Federal funds sold and securities purchased
    under resale agreements                                          401,675        394,742         227,747
  Other                                                                8,864             --              --
                                                                ------------   ------------    ------------
       Total interest income                                       6,163,993      4,578,819       3,194,039
                                                                ------------   ------------    ------------

Interest expense:
  Deposits                                                         2,386,683      1,780,634       1,317,360
  Securities sold under agreement to repurchase                      110,375        134,800          70,007
  Other borrowed money                                                14,784          4,117           4,490
                                                                ------------   ------------    ------------
      Total interest expense                                       2,511,842      1,919,551       1,391,857
                                                                ------------   ------------    ------------
      Net interest income                                          3,652,151      2,659,268       1,802,182
      Provision for loan losses                                      210,000        179,000         193,860
                                                                ------------   ------------    ------------
      Net interest income after provision for loan losses          3,442,151      2,480,268       1,608,322
                                                                ------------   ------------    ------------

Non-interest income:
  Deposit service charges                                            228,503        205,236         170,863
  Mortgage origination fees                                           84,247        118,608          41,428
  Other                                                              168,673        112,561          49,779
                                                                ------------   ------------    ------------
      Total non-interest income                                      481,423        436,405         262,070
                                                                ------------   ------------    ------------

Non-interest expense:
  Salaries and employee benefits                                   1,389,007      1,061,502         876,091
  Occupancy                                                          171,895        118,351         114,008
  Equipment                                                          234,869        179,982         143,661
  Marketing and public relations                                     181,743        131,545          90,197
  Other                                                              691,570        518,436         395,259
                                                                ------------   ------------    ------------
      Total non-interest expense                                   2,669,084      2,009,816       1,619,216
                                                                ------------   ------------    ------------

Net income before tax                                              1,254,490        906,857         251,176
Income taxes                                                         436,327         59,924              --
                                                                ------------   ------------    ------------
     Net income                                                 $    818,163   $    846,933    $    251,176
                                                                ============   ============    ============

Basic earnings per common share                                 $       0.68   $       0.90    $       0.36
                                                                ============   ============    ============
Diluted earnings per common share                               $       0.66   $       0.87    $       0.36
                                                                ============   ============    ============


                       SEE NOTES TO FINANCIAL STATEMENTS

                          FIRST COMMUNITY CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME




                                                                         Year ended December 31,
                                                                -------------------------------------------
                                                                    1999           1998            1997
                                                                ------------   ------------    ------------

Net income                                                      $    818,163   $    846,933    $    251,176

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) arising
    during the period, net of tax
    effect of ($217,661) $21,584 and
    $1,598, for the years ended December
    31, 1999, 1998 and 1997,
    respectively                                                    (389,785)        40,208          65,571
                                                                ------------   ------------    ------------
Comprehensive income                                            $    428,378   $    887,141    $    316,747
                                                                ============   ============    ============


                       SEE NOTES TO FINANCIAL STATEMENTS

                          FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY




                                                                                                   Accumulated
                                                                      Additional                      Other
                                          Shares         Common        Paid-in        Retained    Comprehensive
                                          Issued         Stock         Capital        Earnings        Income          Total
                                       ------------   ------------   ------------   ------------   ------------   ------------

Balance December 31, 1996                   688,077   $    688,077   $  6,140,837   $   (984,080)  $    (62,728)  $  5,782,106
Net income                                                                               251,176                       251,176
Issuance of common stock                      1,600          1,600         14,400                                       16,000
Other comprehensive income,
  net of tax - unrealized gain on
  available-for-sale securities                                                                          65,571         65,571
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 1997                   689,677        689,677      6,155,237       (732,904)         2,843      6,114,853
Net income                                                                               846,933                       846,933
Issuance of common stock                    517,500        517,500      6,092,850                                    6,610,350
Other comprehensive income,
  net of tax - unrealized gain on
  available-for-sale securities                                                                          40,208         40,208
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 1998                 1,207,177      1,207,177     12,248,087        114,029         43,051     13,612,344
Net income                                                                               818,163                       818,163
Other comprehensive income,                                                                                                 --
  net of tax - unrealized gain on                                                                                           --
  available-for-sale securities                                                                        (389,785)      (389,785)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 1999                 1,207,177   $  1,207,177   $ 12,248,087   $    932,192   $   (346,734)  $ 14,040,722
                                       ============   ============   ============   ============   ============   ============





                       SEE NOTES TO FINANCIAL STATEMENTS

                          FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                          ------------------------------------------
                                                                              1999           1998           1997
                                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net income                                                              $    818,163   $    846,933   $    251,176
  Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                                            220,527        132,100        135,703
       Premium amortization (Discount accretion)                              (215,027)       (52,721)       (57,987)
       Provision for loan losses                                               210,000        179,000        193,860
       (Increase) decrease in other assets                                     (51,809)      (355,804)       (83,623)
       Increase in accounts payable                                           (315,852)       367,286        171,112
                                                                          ------------   ------------   ------------
         Net cash provided (used) in operating activities                      666,002      1,116,794        610,241
                                                                          ------------   ------------   ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                      (28,534,959)   (20,792,496)    (7,680,975)
 Maturity/call of investment securities available-for-sale                  20,365,747     12,615,958      5,125,910
 Sale of investment securities available-for-sale                                   --             --        286,647
 Purchase of investment securities held-to-maturity                           (502,640)    (2,544,701)            --
 Maturity/call of investment securities held-to-maturity                       400,000      1,500,000        700,000
 Increase in loans                                                         (11,515,751)   (11,846,594)   (13,099,502)
 Proceeds from sale of fixed assets                                                 --             --         50,000
 Purchase of property and equipment                                         (1,916,424)      (815,973)      (624,787)
                                                                          ------------   ------------   ------------
         Net cash used in investing activities                             (21,704,027)   (21,883,806)   (15,242,707)
                                                                          ------------   ------------   ------------

Cash flows from financing activities:
 Increase in deposit accounts                                               20,965,454     13,060,238     11,345,908
 Proceeds from sale of common stock                                                 --      6,610,350         16,000
 Increase (decrease) in securities sold under agreements to repurchase      (1,080,200)     1,293,100      1,220,000
 Decrease in other borrowings                                                1,739,543        (78,970)      (188,176)
                                                                          ------------   ------------   ------------
         Net cash provided from financing activities                        21,624,797     20,884,718     12,393,732
                                                                          ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                           586,772        117,706     (2,238,734)

Cash and cash equivalents at beginning
 of period                                                                   5,606,772      5,489,066      7,727,799
                                                                          ------------   ------------   ------------

Cash and cash equivalents at end of period                                $  6,193,544   $  5,606,772   $  5,489,065
                                                                          ============   ============   ============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                               $  2,502,192   $  1,879,980   $  1,280,508
   Taxes                                                                  $    660,010   $      2,420
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                $   (607,446)  $     40,208   $     65,571



                       SEE NOTES TO FINANCIAL STATEMENTS

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



Note 1      -  ORGANIZATION AND BASIS OF PRESENTATION

               The consolidated financial statements include the accounts of First Community Corporation (the Company)and its wholly owned subsidiary First Community Bank, N.A (the Bank). All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The Bank opened for business on August 17, 1995.

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

               Marketing and Public Relations Expense
               The Company expenses marketing and public relations expense as incurred.

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

               Earnings Per Share
               During February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS 128 requires entities with other than simple capital structures to present basic and diluted per share amounts for income from continuing operations and net income. Basic earnings per share is calculated by the Company by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding plus the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted earnings per share include the effects of outstanding stock options issued by the Company. See Note 14.

Note 3      -  INVESTMENT SECURITIES

               The amortized cost and estimated fair values of investment securities are summarized below:

               HELD-TO-MATURITY:

                                                                               Gross              Gross
                                                           Amortized         Unrealized         Unrealized
                                                             Cost               Gain               Loss             Fair Value
                                                          --------------------------------------------------------------------
               December 31, 1999:
               U.S. Government agency securities          $1,498,730          $     --          $   53,830          $1,444,900
               State and local government                  1,528,263                --              78,963           1,449,300
               Other                                          10,000                --                  --              10,000
                                                          --------------------------------------------------------------------
                                                          $3,036,993          $     --             132,793          $2,904,200
               December 31, 1998:                         ====================================================================
               U.S. Government agency securities          $1,898,382          $ 12,010          $       --          $1,910,392
               State and local government                  1,034,378             3,121                               1,037,499
               Other                                          10,000                --                  --              10,000
                                                          --------------------------------------------------------------------
                                                          $2,942,760          $ 15,131                  --          $2,957,891
                                                          ====================================================================



AVAILABLE-FOR-SALE:

                                                                               Gross              Gross
                                                           Amortized         Unrealized         Unrealized
                                                             Cost               Gain               Loss             Fair Value
                                                          ---------------------------------------------------------------------
               December 31, 1999:
               US Treasury securities                     $ 8,374,787          $    360            $ 46,764         $ 8,328,383
               US Government agency securities             15,317,146                --             373,301          14,943,845
               Mortgage-backed securities                   3,945,060             1,332             122,829           3,823,563
               Other                                          589,300                --                  --             589,300
                                                          ---------------------------------------------------------------------
                                                          $28,226,293           $ 1,692            $542,894         $27,685,091
                                                          =====================================================================

               December 31, 1998:
               US Treasury securities                     $ 4,109,148           $46,231            $     --           4,155,379
               US Government agency securities             10,342,764            35,062              13,003          10,364,823
               Mortgage-backed securities                   5,086,046            10,799              12,856           5,083,989
               Other                                          295,700                --                  --             295,700
                                                          ---------------------------------------------------------------------
                                                          $19,833,658           $92,092            $ 25,859         $19,899,891
                                                          =====================================================================

               The amortized cost and fair value of investment securities at December 31, 1999, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without pre-payment penalties.

                                                                      Held-to-maturity                 Available-for-sale
                                                                      ----------------                 ------------------
                                                                   Amortized         Fair           Amortized          Fair
                                                                     Cost            Value            Cost             Value
                                                                  -------------------------------------------------------------

               Due in one year or less                            $       --      $        --      $ 9,674,934      $ 9,653,105
               Due after one year through five years                 998,730          969,750       15,927,174       15,497,970
               Due after five years through ten years              1,781,906        1,679,932        2,034,885        1,944,716
               Due after ten years                                   256,357          254,518          589,300          589,300
                                                                  -------------------------------------------------------------
                                                                  $3,036,993      $ 2,904,200      $28,226,293      $27,685,091
                                                                  =============================================================

               Securities with an amortized cost of $12,845,389 and fair value of $12,728,743 at December 31, 1999, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase. During the year ended December 31, 1997, there were proceeds from the sale and call of securities from the available-for-sale portfolio of $286,647. Gross gains amounted to $2,345 and gross losses amounted to $2,304. There were no sales of securities during 'the years ended December 31, 1999 and 1998.

Note 4      -  LOANS

               Loans summarized by category are as follows:

                                                                                                  December 31,
                                                                                            1999                1998
                                                                                        --------------------------------
               Commercial, financial and agricultural                                   $ 10,832,314         $ 8,864,872
               Real estate - construction                                                  4,943,401           3,873,121
               Real estate - mortgage
                 Commercial                                                               20,138,266          15,305,403
                 Residential                                                               7,849,613           6,538,421
               Consumer                                                                    8,533,530           6,237,588
                                                                                        --------------------------------
                                                                                        $ 52,297,124        $ 40,819,405
                                                                                        ================================

               Activity in the allowance for loan losses was as follows:

                                                                                             December 31,
                                                                           1999                  1998                 1997
                                                                        -----------------------------------------------------
               Balance at the beginning of year                         $ 532,025             $ 380,120             $ 200,860
               Provision for loan losses                                  210,000               179,000               193,860
               Charged off loans                                          (41,342)              (33,980)              (17,357)
               Recoveries                                                   3,310                 6,885                 2,757
                                                                        -----------------------------------------------------
               Balance at end of year                                   $ 703,993             $ 532,025             $ 380,120
                                                                        =====================================================


               Loans outstanding to Bank directors, executive officers and their related business interests amounted to $3,978,456 and $3,483,610 at December 31, 1999 and 1998, respectively. Total loans made during the year ended December 31, 1999 totalled $603,817 and repayments totalled $108,971. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 5      -  PROPERTY AND EQUIPMENT

               Property and equipment consisted of the following:

                                                                          December 31,
                                                                   1999                   1998
                                                              ------------------------------------
               Land                                           $  1,732,873            $    952,774
               Premises                                          3,006,799               1,742,438
               Equipment                                         1,029,011                 643,542
               Construction in process                             142,340                 655,846
                                                              ------------------------------------
                                                                 5,911,023               3,994,600
               Accumulated depreciation                            548,029                 327,503
                                                              ------------------------------------
                                                              $  5,362,994            $  3,667,097
                                                              ====================================

               Provision for depreciation included in operating expenses for the years ended December 31, 1999, 1998, and 1997 amounted to $220,527, $132,100 and $135,703, respectively.


Note 6      -  DEPOSITS

               At December 31, 1999, the scheduled maturities of Certificates of Deposits are as follows:

                  2000                             $ 30,495,789
                  2001                                1,275,940
                  2002                                  598,585
                  2003                                   65,980
                                                   ------------
                                                   $ 32,436,294
                                                   ============

Note 7      -  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER
               BORROWED MONEY

               Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 1999 and 1998, was 5.10% and 4.52%, respectively. The maximum month-end balance during 1999 and 1998 was $3,403,600 and $4,973,500 respectively.

               Other borrowed money at December 31, 1999 consisted of advances from the Federal Home Loan Bank of Atlanta in the amount of $1,500,000 which mature on February 22, 2000 at a weighted average rate of 5.97% and are collateralized by FHLB stock owned by the Bank and investment securities. Other borrowed money at December 31, 1999 also consisted of $271,956 which was due under the treasury tax and loan note option program.

Note 8      -  INCOME TAXES

               The Company's accounting and reporting for the effect of income taxes is in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The realization of a deferred tax benefit by the Company depends upon having sufficient taxable income of an appropriate character in the carryforward periods. Under SFAS 109 deferred tax assets are recognized for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level that it is "more likely than not" that the tax benefit will be realized. At December 31, 1997 a net deferred tax asset in the amount of $259,129 has been offset by a valuation allowance.


                  Income tax expense for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                                                       Year ended December 31
                                                                          1999                   1998                 1997
                                                                        -----------------------------------------------------
               Current
                   Federal                                              $ 357,426             $ 208,080             $      --
                   State                                                   31,205                16,812                    --
                                                                        -----------------------------------------------------
                                                                          388,631               224,892                    --
                                                                        -----------------------------------------------------
               Deferred
                  Federal                                                  43,697                86,271                85,141
                  State                                                     3,999                 7,890                 7,789
                                                                        -----------------------------------------------------
                                                                           47,696                94,161                92,930
                                                                        -----------------------------------------------------
               Change in valuation allowance                                   --              (259,129)              (92,930)
                                                                        -----------------------------------------------------
               Income tax expense                                       $ 436,327             $  59,924             $      --
                                                                        =====================================================

                 A reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

                                                                                     Year ended December 31
                                                                           1999                 1998                1997
                                                                        -----------------------------------------------------
               Expected federal income tax
                  expense (benefit)                                     $ 426,526             $ 308,331             $  85,399

                 State income tax net of federal
                   benefit                                                 23,235                26,934                 7,459
                 Tax exempt interest                                      (15,336)                   --                    --
                 Change in beginning of year
                   valuation allowance                                         --              (259,129)              (92,930)
                 Other                                                      1,902               (16,212)                   72
                                                                        -----------------------------------------------------
                                                                        $ 436,327             $  59,924             $      --
                                                                        =====================================================

               The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

                                                                                                     December 31,
                                                                                                1999               1998
                                                                                            ------------------------------
               Assets:
                  Provision for bad debts                                                   $  253,371          $  191,480
                  Deferred pre-opening cost                                                     16,600              45,068
                  Unrealized loss on securities available for sale                             183,680                  --
                                                                                            ------------------------------
                            Deferred tax asset                                                 453,651             236,548
                                                                                            ------------------------------
               Liabilities:
                  Cash basis accounting for tax purposes                                        79,044               9,110
                  Tax depreciation in excess of book depreciation                               73,584              62,399
                  Unrealized gain on securities available for sale                                  --              23,838
                                                                                            ------------------------------
                            Total deferred tax liabilities                                     152,628              95,347
                                                                                            ------------------------------
                            Net deferred tax asset recognized                               $  301,023          $  141,201
                                                                                            ==============================

               FAIR VALUE OF FINANCIAL INSTRUMENTS
Note 9      -
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

               The carrying amount and estimated fair value of the Company's financial instruments are as follows:

                                                                    December 31, 1999                   December 31, 1998
                                                          ---------------------------------------------------------------------
                                                           Carrying             Fair             Carrying             Fair
                                                            Amount              Value             Amount              Value
                                                          ---------------------------------------------------------------------
               Financial Assets:
                 Cash and short term investments          $ 6,193,544         $ 6,193,544        $ 5,606,772        $ 5,606,772
                                                          =====================================================================

                 Investment securities:
                   Held-to-maturity                       $ 3,036,993         $ 2,904,200        $ 2,942,760        $ 2,957,891
                   Available-for-sale                      27,685,091          27,685,091         19,899,891         19,899,891
                                                          ---------------------------------------------------------------------
                       Total investment securities        $30,722,084         $30,589,291        $22,842,651        $22,857,782
                                                          =====================================================================

                 Loans
                   Adjustable rate                        $14,620,342         $14,620,342        $12,671,956        $12,671,956
                   Fixed rate                              37,676,782          37,480,330         28,147,449         28,276,842
                                                          ---------------------------------------------------------------------
                       Total loans                         52,297,124          52,100,672         40,819,405         40,948,798
                    Allowance for loan losses                 703,993                  --            532,025                 --
                                                          ---------------------------------------------------------------------
                       Net loans                          $51,593,131         $52,100,672        $40,287,380        $40,948,798
                                                          =====================================================================
                 Accrued interest receivable              $   637,967         $   637,967        $   528,710        $   528,710
                                                          =====================================================================

               Financial liabilities:
                 Deposits
                  Non-interest bearing demand             $12,231,819         $12,231,819        $ 9,750,484        $ 9,750,484
                  NOW and money market accounts            24,273,370          24,273,370         15,283,002         15,283,002
                  Savings                                   8,029,741           8,029,741          8,622,546          8,622,546
                  Certificates of deposit                  32,436,294          32,430,200         21,650,938         21,754,227
                                                          ---------------------------------------------------------------------
                       Total deposits                     $76,971,224         $76,965,130        $55,306,970        $55,410,259
                                                          =====================================================================
                 Short term borrowings                    $ 3,429,456         $ 3,429,456        $ 3,468,913        $ 3,468,913
                                                          =====================================================================
                 Accrued interest payable                 $   285,887         $   285,887        $   276,237        $   276,237
                                                          =====================================================================

Note 10     -  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF
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

               The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 1999, the Bank had commitments to extend credit of $11,248,000.

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

               The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 1999, management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank's loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 11     -  OTHER EXPENSES

               A summary of the components of other non-interest expense is as follows:

                                                                                             December 31,
                                                                           1999                  1998                  1997
                                                                        ------------------------------------------------------
               Data processing                                          $ 156,108             $ 149,043             $  96,143
               Supplies                                                    85,628                55,695                52,063
               Telephone                                                   39,357                24,828                22,385
               Correspondent services                                      59,099                50,564                38,097
               Insurance                                                   48,817                38,708                32,380
               Postage                                                     48,717                32,740                21,863
               Professional fees                                           83,488                42,077                35,585
               Other                                                      170,356               124,781                96,743
                                                                        -----------------------------------------------------
                                                                        $ 691,570             $ 518,436             $ 395,259
                                                                        =====================================================

Note 12     -  STOCK OPTIONS

               The Company has adopted a Stock Option Plan under which an aggregate of 181,000 shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. Options are exercisable for a period of ten years from date of grant.

               Stock option transactions for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                                                                               Weighted
                                                                                                                Average
                                                                                                Shares      Exercise Price
                                                                                               ---------------------------

               Outstanding January 1, 1997                                                      88,000          $    10.00
                     Granted                                                                        --                  --
                     Exercised                                                                  (1,600)              10.00
                     Forfeited                                                                  (2,400)              10.00
                                                                                               ---------------------------
               Outstanding December 31, 1997                                                    84,000               10.00
                                                                                               ---------------------------
               Outstanding December 31, 1998                                                    84,000               10.00
                     Granted                                                                    42,250               18.33
                                                                                               ===========================
               Outstanding December 31, 1999                                                   126,250               12.79
                                                                                               ===========================
               Exercisable at December 31, 1999                                                 80,800          $    10.00
                                                                                               ===========================

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

               The following summarizes pro-forma data in accordance with SFAS 123:

                                                                                       Year ended December 31,
                                                                            1999                1998                  1997
                                                                        -----------------------------------------------------

               Net income, pro-forma                                    $ 779,599             $ 832,106             $ 228,712
               Basic earnings/loss per common share, pro-forma          $    0.65             $    0.88             $    0.33
               Diluted earnings loss per common share, pro-forma        $    0.63             $    0.86             $    0.33

               The fair value of each grant was estimated using the Black-Sholes option pricing model. The weighted average fair value of options granted during 1999 was $6.65. The assumptions used in estimating compensation cost on a pro-forma basis were; dividend yield of 0.9%, expected life of seven years, volatility of 26.59% and risk free interest rate of 5.01%.

Note 13     -  EMPLOYEE BENEFIT PLAN

               The Company maintains a 401 (k) plan which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulation. During the year ended December 31, 1999, 1998 and 1997 the plan expense amounted to $39,547, $31,569 and $15,350, respectively. The Company matches 50% of an employees contribution up to 6.00% of the participants contribution.

Note 14     -  EARNINGS PER SHARE

               The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                                                       Year ended December 31,
                                                                            1999                 1998                  1997
                                                                        --------------------------------------------------------
               Numerator (Included in basic and
                     diluted earnings per share)                        $    818,163          $    846,933          $    251,176
                                                                        ========================================================

               Denominator
                 Weighted average common shares outstanding for:
                    Basic earnings per share                               1,207,177               942,725               689,015
                      Dilutive securities:
                        Stock options - Treasury
                           stock method                                       37,714                26,741                14,276
                                                                        --------------------------------------------------------
                    Diluted earnings per share                             1,244,891               969,466               703,291
                                                                        ========================================================

               The average market price used in calculating the assumed number of shares issued for the years ended December 31, 1999, 1998 and 1997 was $17.80, $14.67 and $12.00, respectively.

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

               At December 31, 1999, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the Bank must maintain minimum Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's well capitalized status. The Company will be required by the Federal Reserve to meet the same guidelines once its consolidated assets exceed $150 million.

               The actual capital amounts and ratios for the Bank and the Company are as follows:

                                                                            1999                       1998
                                                                  ------------------------------------------------
                                                                    Amount       Ratio         Amount        Ratio

               First Community Corporation
                 Tier 1 Capital                                   $14,387,456    22.88%     $13,560,293     27.43%
                 Total Risked Based Capital                        15,091,448    24.00%      14,092,378     28.51%
                 Tier 1 Leverage                                   14,387,456    14.97%      13,560,293     18.59%
               First Community Bank, NA
                 Tier 1 Capital                                   $11,104,860    17.80%     $10,332,245     21.10%
                 Total Risked Based Capital                        11,808,852    18.93%      10,864,270     22.19%
                 Tier 1 Leverage                                   11,104,860    11.84%      10,332,245     14.68%

               The Company's dividend payments (when available) will be made primarily from dividends received from the Bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 1999, there was $932,192 in retained net profits free of such restriction.

Note 16     -  PARENT COMPANY FINANCIAL INFORMATION

               The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

               Condensed Balance Sheets

                                                                                                  At December 31,
                                                                                        ----------------------------------
                                                                                              1998                1998
                                                                                        ----------------------------------
               Assets:
                 Cash on deposit                                                           $   284,724         $   277,200
                 Interest-bearing deposits with the Bank                                       675,701             648,489
                 Securities purchased under agreement to resell                                595,877           1,310,402
                 Investment securities available-for-sale                                    1,719,140           1,000,000
                 Investment in Bank subsidiary                                              11,104,860          10,341,246
                 Other                                                                          27,709               6,092
                                                                                        ----------------------------------
                     Total assets                                                          $14,408,011         $13,583,429
                                                                                        ==================================

               Liabilities:
                 Other                                                                          40,615              14,136
                                                                                        ----------------------------------

               Shareholders' equity                                                         14,367,396          13,569,293
                                                                                        ----------------------------------
                     Total liabilities and shareholders' equity                           $14,408,011         $13,583,429
                                                                                        ==================================

               Condensed Statements of Operations

                                                                                         Year ended December 31,
                                                                        -----------------------------------------------------
                                                                           1999                 1998                  1997
                                                                        -----------------------------------------------------
               Income:
                 Interest income                                        $ 151,210             $ 102,182             $  39,445
                 Equity in undistributed earnings of subsidiary           763,613               826,051               252,386
               Expenses:
                 Other                                                     76,124                81,300                40,655
                                                                        -----------------------------------------------------
               Income before taxes                                        838,699               846,933               251,176
               Income taxes                                                20,536                    --                    --
                                                                        -----------------------------------------------------
               Net Income                                               $ 818,163             $ 846,933             $ 251,176
                                                                        =====================================================

               Condensed Statements of Cash Flows                                           Year ended December 31,
               ----------------------------------                      ------------------------------------------------------
                                                                           1999                1998                  1997
                                                                       ------------------------------------------------------
               Cash flows from operating activities:
                 Net Income                                             $ 818,163             $ 846,933             $ 251,176
               Adjustments to reconcile net income to net
                  cash used by operating activities
                     Increase  in equity in undistributed earnings
                         of subsidiary                                   (763,613)             (826,051)             (252,386)
                     Other-net                                             15,661                (5,629)                4,073
                                                                       ------------------------------------------------------
               Net cash provided (used) by operating activities            70,211                15,253                 2,863
                                                                       ------------------------------------------------------

               Cash flows from investing activities:
                 Investment in subsidiary                                      --            (4,268,850)                   --
                 (Purchase) maturity of investment security available-
                   for sale                                              (750,000)           (1,000,000)                   --
                                                                       ------------------------------------------------------
               Net cash provided (used) by investing activities          (750,000)           (5,268,850)                   --
                                                                       ------------------------------------------------------


               Cash flows from financing activities:
                 Proceeds from issuance of common stock                        --             6,610,350                16,000
                                                                       ------------------------------------------------------

                   Increase in cash and deposits with Bank               (679,789)            1,356,753                18,863
                   Cash and cash equivalent, beginning of period        2,236,091               879,338               860,475
                                                                       ------------------------------------------------------
                   Cash and cash equivalent, end of period             $1,556,302            $2,236,091             $ 879,338
                                                                       ======================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NOT APPLICABLE.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is set forth under "Election of Director" on pages 2 through 4 of the Registrant's Proxy Statement filed in connection with the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this item is set forth under "Compensation of Directors and Executive Officers" on pages 4 through 5 of the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" on page 6 of the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 7 of the 2000 Proxy Statement, which information is incorporated herein by reference.

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

                     10.8      First Community Corporation 1999 Stock Incentive
                               Plan (Incorporated by reference to the Company's
                               1998 Annual Report on Form 10 KSB)

                     21.1      Subsidiaries of the company.

                     27.1      Financial Data Schedule (for SEC use only)

           *         Denotes executive compensation contract or arrangement.

           (b)       Reports on Form 8-K

                     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Community Corporation


Date:  March 24, 2000               By: /s/ Michael C. Crapps
                                        -------------------------
                                        Michael C. Crapps
                                        President and Chief Executive Officer


                                     By:  /s/ Joseph G. Sawyer
                                        -------------------------
                                        Joseph G. Sawyer
                                        Senior Vice President
                                        Chief Financial and Accounting Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                                Title                                     Date

/s/ Richard K. Bogan
---------------------------------
Richard K. Bogan                                                    Director                               March 24, 2000


/s/ William L. Boyd, III
---------------------------------
William L. Boyd, III                                                Director                               March 24, 2000


/s/ Thomas C. Brown
---------------------------------
Thomas C. Brown                                                     Director                               March 24, 2000


/s/Chimin J. Chao
---------------------------------
Chimin J. Chao                                                      Director                               March 24, 2000


/s/ Robert G. Clawson
---------------------------------
Robert G. Clawson                                                   Director                               March 24, 2000


/s/ Michael C. Crapps                                Director, President and Chief Executive
---------------------------------                                  Officer
Michael C. Crapps                                                                                         March 24, 2000


/s/ Hinton G. Davis
---------------------------------
Hinton G. Davis                                                     Director                               March 24, 2000


/s/ Anita B. Easter
---------------------------------
Anita B. Easter                                                     Director                               March 24, 2000


/s/ O.A. Ethridge
---------------------------------
O.A. Ethridge                                                       Director                               March 24, 2000


/s/ George H. Fann, Jr.
---------------------------------
George H. Fann, Jr.                                                 Director                               March 24, 2000


/s/William A. Jordan
---------------------------------
William A. Jordan                                                   Director                               March 24, 2000


/s/ W. James Kitchens, Jr.
---------------------------------
W. James Kitchens, Jr.                                              Director                               March 24, 2000


/s/ James C. Leventis
---------------------------------
James C. Leventis                                 Director, Chairman of the Board and Secretary            March 24, 2000


/s/ Broadus Thompson
---------------------------------
Broadus Thompson                                                    Director                               March 24, 2000


/s/ Angelo L. Tsiantis
---------------------------------
Angelo L. Tsiantis                                                  Director                               March 24, 2000


/s/Loretta R. Whitehead
---------------------------------
Loretta R. Whitehead                                                Director                               March 24, 2000


/s/Mitchell M. Willoughby
---------------------------------
Mitchell M. Willoughby                                              Director                               March 24, 2000

                                  EXHIBIT INDEX

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

                  10.6     First Community Corporation 1996 Stock Option Plan.
                           (Incorporated by reference to the Company's 1995
                           Annual Report on Form 10 KSB).

                  10.7 Construction Agreement dated November 7, 1996 by and between the bank and Summerfield Associates, Inc. to build a banking facility in Forest Acres, South
                           Carolina (Incorporated by reference to the Company's
                           1996 Annual Report on Form 10 KSB).

                  10.8     First Community Corporation 1999 Stock Incentive Plan
                           (Incorporated by reference to the Company's 1998
                           Annual Report on form 10 KSB)

                  21.1     Subsidiaries of the company.

                  27.1     Financial Data Schedule (for SEC use only)