Form 10QSB
period 2000-03-31
FIRST COMMUNITY CORP /SC/
filed 2000-05-12
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

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


                 -----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 2000

         Transitional Small Business Disclosure Format (check one):
 Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the "company") are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS

                                                                           March 31,
                                                                             2000              December 31,
                                                                          (Unaudited)              1999
                                                                         -------------         -------------
             ASSETS

Cash and due from banks                                                  $   2,025,833         $   3,397,667
Federal funds sold and securities purchased under
  agreements to resell                                                       9,810,234             2,795,877
Investment securities - available for sale                                  24,817,527            27,685,091
Investment securities - held to maturity (market value of
  $2,910,251 and $2,904,200 at March 31, 2000 and
  December 31, 1999, respectively)                                           3,034,827             3,036,993
Loans                                                                       55,714,482            52,297,124
Less,  allowance for loan losses                                               753,803               703,993
                                                                         -------------         -------------
   Net loans                                                                54,960,679            51,593,131
Property, furniture and equipment - net                                      5,637,176             5,362,994
Other assets                                                                 1,016,334             1,017,146
                                                                         -------------         -------------
    Total assets                                                         $ 101,302,610         $  94,888,899
                                                                         =============         =============


           LIABILITIES

Deposits:
  Non-interest bearing demand                                            $  13,955,287         $  12,231,819
  NOW and money market accounts                                             22,990,855            24,273,370
  Savings                                                                    9,053,946             8,029,741
  Time deposits less than $100,000                                          16,387,804            15,084,459
  Time deposits $100,000 and over                                           20,947,843            17,351,835
                                                                         -------------         -------------
     Total deposits                                                         83,335,735            76,971,224
Securities sold under agreements to repurchase                               3,142,600             1,657,500
Other borrowed money                                                           104,693             1,771,956
Other liabilities                                                              511,551               447,497
                                                                         -------------         -------------
    Total liabilities                                                       87,094,579            80,848,177
                                                                         -------------         -------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 at March 31, 2000 and December
    31, 1999, respectively                                                   1,207,177             1,207,177
Additional paid in capital                                                  12,248,087            12,248,087
Retained earnings                                                            1,121,407               932,192
Accumulated other comprehensive income                                        (368,640)             (346,734)
                                                                         -------------         -------------
    Total shareholders' equity                                              14,208,031            14,040,722
                                                                         -------------         -------------
    Total liabilities and shareholders' equity                           $ 101,302,610         $  94,888,899
                                                                         =============         =============

                           FIRST COMMUNITY CORPORATION
                              STATEMENTS OF INCOME

                                                                            Three Months ended March 31,
                                                                         -----------------------------------
                                                                             2000                  1999
                                                                         -------------         -------------

Interest income:
  Loans, including fees                                                  $   1,209,405         $     900,441
  Investment securities                                                        414,239               370,256
  Federal funds sold and securities purchased
    under resale agreements                                                     79,903                74,494
  Other                                                                          6,583                    --
                                                                         -------------         -------------
       Total interest income                                                 1,710,130             1,345,191
                                                                         -------------         -------------

Interest expense:
  Deposits                                                                     663,052               488,797
  Federal funds sold and securities sold under agreement
   to repurchase                                                                39,279                29,153
  Other borrowed money                                                           1,505                   777
                                                                         -------------         -------------
      Total interest expense                                                   703,836               518,727
                                                                         -------------         -------------
Net interest income                                                          1,006,294               826,464
Provision for loan losses                                                       49,000                62,500
                                                                         -------------         -------------
Net interest income after provision for loan losses                            957,294               763,964
                                                                         -------------         -------------

Non-interest income:
  Deposit service charges                                                       67,330                46,704
  Mortgage origination fees                                                     23,508                22,486
  Other                                                                         35,461                48,645
                                                                         -------------         -------------
      Total non-interest income                                                126,299               117,835
                                                                         -------------         -------------

Non-interest expense:
  Salaries and employee benefits                                               396,973               312,442
  Occupancy                                                                     53,173                29,773
  Equipment                                                                     70,624                48,535
  Marketing and public relations                                                83,564                54,296
  Other                                                                        194,298               155,116
                                                                         -------------         -------------
      Total non-interest expense                                               798,632               600,162
                                                                         -------------         -------------

Net income before tax                                                          284,961               281,637
  Income taxes                                                                  95,746                98,982
                                                                         -------------         -------------
Net income                                                               $     189,215         $     182,655
                                                                         =============         =============

Basic earnings per common share                                          $        0.16         $        0.15
                                                                         =============         =============
Diluted earnings per common share                                        $        0.15         $        0.15
                                                                         =============         =============

                           FIRST COMMUNITY CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME

                                                                                 Three months ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                             2000                  1999
                                                                         -------------         -------------

Net income                                                               $     189,215         $     182,655

Other comprehensive income, net
  of tax:
     Unrealized gains (losses) arising
     during the period, net of tax
     effect of ($11,795) and $($28,195)
     for the three months ended
     March 31, 2000 and 1999,
     respectively                                                              (21,906)              (51,966)
                                                                         =============         =============
Comprehensive income                                                     $     167,309         $     130,689
                                                                         =============         =============

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000

                                                                                              Accumulated
                                                            Additional                          Other
                                           Common            Paid-in          Accumulated    Comprehensive
                                           Stock             Capital            Deficit      Income (Loss)         Total
                                         -----------       ------------       -----------    -------------    -----------

Balance December 31, 1999                $ 1,207,177       $ 12,248,087       $  932,192      $(346,734)      $14,040,722
Net income                                                                       189,215                          189,215
                                                                                                                       --
Accumulated other
   comprehensive income (loss)                                                                  (21,906)          (21,906)

                                         -----------       ------------       ----------      ----------      -----------
Balance March  31, 2000                  $ 1,207,177       $ 12,248,087       $1,121,407      $(368,640)      $14,208,031
                                         ===========       ============       ==========      ==========      ===========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                      Three months ended March 31,
                                                                                   -----------------------------------
                                                                                        2000                 1999
                                                                                   -------------         -------------
Cash flows from operating activities:
 Net income                                                                        $     189,215         $     182,655
 Adjustments to reconcile net income  to
   net cash used in operating activities:
       Depreciation                                                                       58,892                41,602
       Premium amortization (Discount accretion)                                         (37,240)              (29,991)
       Provision for loan losses                                                          49,000                62,500
       (Increase) decrease in other assets                                                13,608              (207,628)
       Increase (decrease) in accounts payable                                            64,055              (225,037)
                                                                                   -------------         -------------
         Net cash provided (used) in operating activities                                337,530              (175,899)
                                                                                   -------------         -------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                                 (4,025,644)          (12,954,206)
 Maturity of investment securities available-for-sale                                  6,897,911             5,430,629
 Purchase of investment securities held-to-maturity                                           --                    --
 Maturity of investment securities held-to-maturity                                           --               400,000
 Increase in loans                                                                    (3,416,548)           (1,352,535)
 Purchase of property and equipment                                                     (333,074)             (560,696)
                                                                                   -------------         -------------
         Net cash used in investing activities                                          (877,355)           (9,036,808)
                                                                                   -------------         -------------

Cash flows from financing activities:
 Increase in deposit accounts                                                          6,364,511            14,417,919
 Increase (decrease) in securities sold under agreements to repurchase                 1,485,100              (170,400)
 (Increase) decrease in other borrowings                                              (1,667,263)               42,675
                                                                                   -------------         -------------
        Net cash provided from financing activities                                    6,182,348            14,290,194
                                                                                   -------------         -------------

Net increase in cash and cash equivalents                                              5,642,523             5,077,487

Cash and cash equivalents at beginning
 of period                                                                             6,193,544             5,606,772
                                                                                   -------------         -------------

Cash and cash equivalents at end of period                                         $  11,836,067         $  10,684,259
                                                                                   =============         =============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                        $     510,353         $     537,417
   Taxes                                                                           $          --         $     221,096
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                         $     (34,702)        $     (80,161)

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000



Note 1    -  Basis of Presentation
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

         During 1999 the bank opened it's third and fourth banking offices in Irmo, and Cayce/West Columbia South Carolina, respectively. During the first quarter of 2000 the bank opened it's fifth banking office in Gilbert, South Carolina. The bank raised $6.6 million in net proceeds from a secondary stock offering in July 1998. The proceeds of the offering were to be used to fund the bank's continued growth through it's existing offices and to open the three additional branches.

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

Comparison of Results of Operations for Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999:

Net Income

         The company's net income for the three months ended March 31, 2000 was $189,000 or $.15 diluted earnings per share as compared to $183,000 or $.15 diluted earnings per share for the three months ended March 31, 1999. The improvement in net income is primarily due to an increase in average earning assets of $13.6 million during the comparable periods. Average earning assets were $88.0 million during the first quarter of 2000 as compared to $74.4 million during the first quarter of 1999.

The increase in average earning assets resulted in an increase in net interest income of $180,000 in the first quarter of 2000 as compared to the first quarter of 1999. In addition, non-interest income increased from $118,000 in first quarter of 1999 to $126,000 in the first quarter of 2000. This increase results from an increased in deposit account service fees $21,000 offset

ITEM 2. CONTINUED                                                         PAGE 2

by a decrease of approximately $9,000 in commissions earned on sale of non-deposit investment products during the first quarter of 2000 as compared to the first quarter of 1999. The increases in net interest income and non-interest income were offset by an increase of $198,000 in non-interest expense in the first quarter of 2000 as compared to the first quarter of 1999. During the first three months of 2000 the company had income tax expense of $96,000. During the first quarter of 1999 the company had income tax expense of $99,000.

         The table on page 5 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2000 and 1999, along with average balances and the related interest income and interest expense amounts.

         Net interest income was $1.0 million for the three months ended March 31, 2000 as compared to $826,000 for the three months ended March 31, 1999. The yield on average earning assets increased to 7.79% in the first quarter of 2000 as compared to 7.33% in the first quarter of 1999. This increase reflects an overall increase in market rates which occurred during the fourth quarter of 1999 and the first quarter of 2000. In addition this increase reflects the fact that loans comprised 60.9% of earning assets during the first quarter of 2000 as compared to only 55.2% percent during the first quarter of 1999. The cost of interest bearing liabilities was 3.72% in the first quarter of 1999 as compared to 4.05% in the first quarter of 2000. This increase also reflects the overall increase in market interest rates that occurred during the fourth quarter of 1999 and first quarter of 2000. Net interest margin for the three months ended March 31, 1999 was 4.51 % as compared to 4.59% for the three months ended March 31, 2000.

Provision and Allowance for Loan Losses

         At March 31, 2000 the allowance for loan losses amounted to $754,000, or 1.35% as compared to $704,000 or 1.35% at December 31, 1999. The company's provision for loan loss was $49,000 for the three months ended March 31, 2000 as compared to $63,000 for the three months ended March 31, 1999. The provision was made based on management's assessment of general loan loss risk and asset quality. At March 31, 2000 the company had three loans, in the principal amount of $70,000, that were delinquent more than 30 days, and no loans that were delinquent more than 60 days.

ITEM 2. CONTINUED                                                         PAGE 3

Non-interest Income and Non-interest Expense

         Total non-interest income increased by $8,000 during the first quarter of 2000 as compared to the same period in 1999 reflecting an increase in deposit service charges of $21,000 offset by a decrease in other income of $13,000. The decrease in other income was a result of a decrease of commissions on non-deposit investment products of approximately $17,000.

         Total non-interest expense increased by $198,000 during the first quarter of 2000 as compared to the same quarter of 1999 primarily as a result of the company's strategic growth plans during 1999 and the first quarter of 2000. The bank expanded its branch locations from two to five during this period. The three new de-novo branch locations are the primary factor in the increases in all expense categories in the first quarter of 2000 as compared to the first quarter of 1999. Salaries and employee benefits increased $85,000 in the first quarter of 2000 as compared to the same period in 1999. The bank had eight more full time equivalent employees during the first quarter of 2000 as compared to the same period in 1999. The increase in staffing is a result of staffing the new branches opened during the year. Occupancy expense increased to $53,000 in the first quarter of 2000 as compared to $30,000 during the comparable period in 1999. Equipment expense increased to $71,000 in the first quarter of 2000 as compared to $49,000 in the first quarter of 1999. Both the increase in occupancy and equipment expense are directly a result of additional cost of operating three additional branches during the first quarter of 2000 as compared to the first quarter of 1999. A $29,000 increase in marketing expense is a result of planned increases in 2000 as compared to 1999. The additional marketing expense is primarily related to introducing advertising on television media during the latter part of 1999 and the first quarter of 2000. There was a $39,000 increase in other expenses in the first quarter of 2000 as compared to the same period in 1999. The increase in other expenses is primarily attributable to increases in computer service bureau expense of approximately $19,000 due to an adjustment in pricing as well as increased volumes of activity based charges assessed by our data processing provider. In addition the bank has decided to move it's core data processing from the service bureau to in-house processing in the second quarter of 2000 and has incurred expenses related to deconversion of approximately $11,000 during the first quarter of 2000.

Financial Position

         Assets totaled $101.3 million at March 31, 2000 as compared to $94.9 million at December 31, 1999 an increase of $6.4 million (6.7%). At March 31, 2000, loans accounted for 59.7% of earning assets, as compared to 60.9% at December 31, 1999. Loans grew by $3.4 million during the three months ended March 31, 2000 from $52.3 million to $55.7 million. The loan to deposit ratio at March 31, 2000 was 66.9% as compared to 67.9% at December 31, 1999. It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning asset growth was funded by growth in deposits of $6.3 million (8.3%) from $77.0 million at December 31, 1999 to $83.3 at March 31, 2000.

ITEM 2. CONTINUED                                                        PAGE 4

Liquidity and Capital Resources

         The company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 34.2% of total assets at March 31, 2000. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 2000 the amount of certificates of deposits of $100,000 or more represented 25.1% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position.

          The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering.. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank as well as fund the operating losses incurred by the three new branches until such time as there earning assets produce revenue that exceeds their fixed cost. The company management anticipates that the bank will remain a "well capitalized" institution. Shareholders' equity was 14.0% of total assets at March 31, 2000 as compared to 14.8% at December 31, 1999. The bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 16.7%, 17.8% and 11.9%, respectively at March 31, 2000. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES

                                                      Three months ended March 31, 2000          Three months ended March 31, 1999
                                                     -----------------------------------        -----------------------------------
                                                        Average      Interest      Yield/          Average      Interest     Yield/
                                                        Balance     Earned/Paid     Rate           Balance     Earned/Paid    Rate
                                                        -------     -----------     ----           -------     -----------    ----
ASSETS
Earning assets
  Loans                                              $ 53,597,262   $1,209,405      9.05%       $ 41,114,338  $  900,441      8.88%
  Securities:                                          28,291,013      414,239      5.87%         27,009,964     370,256      5.56%
  Federal funds sold and securities purchased
    under agreements to resell                          6,111,876       86,486      5.68%          6,257,781      74,494      4.83%
                                                     ------------------------------------       ------------------------------------
        Total earning assets                           88,000,151    1,710,130      7.79%         74,382,083   1,345,191      7.33%
                                                                    ---------------------                     ----------------------
Cash and due from banks                                 2,960,884                                  2,656,141
Premises and equipment                                  5,493,208                                  3,868,050
Other assets                                              985,525                                    922,526
Allowance for loan losses                                (722,491)                                  (556,214)
                                                     ------------                               ------------
       Total assets                                  $ 96,717,277                               $ 81,272,586
                                                     ============                               =============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts              $  9,945,044       18,480      0.75%       $ 10,801,682      25,395      0.95%
  Money market accounts                                14,415,035      150,581      4.19%          8,253,214      82,212      4.04%
  Savings deposits                                      8,418,831       71,542      3.41%          8,924,426      78,222      3.55%
  Time deposits                                        33,687,130      422,448      5.03%         25,351,940     302,968      4.85%
  Other short term borrowings                           3,212,308       40,785      5.09%          3,162,744      29,930      3.84%
                                                     ------------------------------------       ------------------------------------
     Total interest-bearing liabilities                69,678,348      703,836      4.05%         56,494,006     518,727      3.72%
                                                                    ---------------------                     ----------------------
Demand deposits                                        12,450,936                                 10,379,229
Other liabilities                                         460,357                                    693,581
Shareholders' equity                                   14,127,636                                 13,705,770
                                                     ------------                               ------------
   Total liabilities and shareholders' equity        $ 96,717,277                               $ 81,272,586
                                                     ============                               ============

Net interest spread                                                                 3.74%                                     3.61%
Net interest income/margin                                          $1,006,294      4.59%                      $ 826,464      4.51%
                                                                    ==========                                 =========

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

         (b)      Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.

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

                  10.7 Construction Agreement dated November 7, 1996 by and between the bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the company's 1996 Annual Report on Form 10 KSB)

                  10.8 First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the company's 1998 Annual Report on form 10KSB)

                  27.1     Financial Data Schedule (for SEC use only)

                  99       Independent Accountants' Report

         *Denotes executive compensation contract or arrangement.


         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the company during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST COMMUNITY CORPORATION
                                    (REGISTRANT)



Date: May 11, 2000         By: /s/ Michael C. Crapps
     -------------             -----------------------------------------------
                                    Michael C. Crapps
                                    President and Chief Executive Officer



                           By: /s/ Joseph G. Sawyer
                               -----------------------------------------------
                                    Joseph G. Sawyer
                                    Senior Vice President, Principal Financial
                                    Officer