Form 10QSB
period 2000-06-30
FIRST COMMUNITY CORP /SC/
filed 2000-08-11
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act for the
         transition period from                to
                                ---------------   ---------------

                          Commission File No. 33-86258

                           FIRST COMMUNITY CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              South Carolina                                57-1010751
         ------------------------               -------------------------------
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

         State the number of shares outstanding of each of the issuer?s classes of common equity, as of the latest practicable date:

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 2000.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The financial statements of First Community Corporation (the company) are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30,
                                                                          2000                 December 31,
                                                                      (Unaudited)                  1999
                                                                     -------------             ------------
              ASSETS

Cash and due from banks                                              $   4,608,730             $  3,397,667
Federal funds sold and securities purchased under
  agreements to resell                                                   1,265,222                2,795,877
Investment securities - available for sale                              26,419,869               27,685,091
Investment securities - held to maturity (market value of
  $2,911,747 and $2,904,200 at June 30, 2000 and
  December 31, 1999, respectively)                                       3,032,624                3,036,993
Loans                                                                   60,227,251               52,297,124
Less, allowance for loan losses                                            805,929                  703,993
                                                                     -------------             ------------
   Net loans                                                            59,421,322               51,593,131
Property, furniture and equipment - net                                  5,870,886                5,362,994
Other assets                                                             1,081,610                1,017,146
                                                                     -------------             ------------
    Total assets                                                     $ 101,700,263             $ 94,888,899
                                                                     =============             ============


            LIABILITIES

Deposits:
  Non-interest bearing demand                                        $  15,705,984             $ 12,231,819
  NOW and money market accounts                                         22,990,433               24,273,370
  Savings                                                                7,120,430                8,029,741
  Time deposits less than $100,000                                      17,885,995               15,084,459
  Time deposits $100,000 and over                                       19,779,560               17,351,835
                                                                     -------------             ------------
     Total deposits                                                     83,482,402               76,971,224
Securities sold under agreements to repurchase                           2,594,500                1,657,500
Other borrowed money                                                       589,791                1,771,956
Other liabilities                                                          590,993                  447,497
                                                                     -------------             ------------
    Total liabilities                                                   87,257,686               80,848,177
                                                                     -------------             ------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 at June 30, 2000 and December 31, 1999,
    respectively                                                         1,207,177                1,207,177
Additional paid in capital                                              12,248,087               12,248,087
Retained earnings                                                        1,357,201                  932,192
Accumulated other comprehensive income                                    (369,888)                (346,734)
                                                                     -------------             ------------
    Total shareholders' equity                                          14,442,577               14,040,722
                                                                     -------------             ------------
    Total liabilities and shareholders' equity                       $ 101,700,263             $ 94,888,899
                                                                     =============             ============

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                         Six                  Six
                                                                    Months Ended         Months Ended
                                                                      June 30,             June 30,
                                                                        2000                 1999
                                                                    (Unaudited)           (Unaudited)
                                                                    ------------         -------------
Interest income:
  Loans, including fees                                             $2,544,221            $1,879,636
  Investment securities                                                855,649               788,622
  Federal funds sold and securities purchased
    under resale agreements                                            176,206               212,988
                                                                    ----------            ----------
       Total interest income                                         3,576,076             2,881,246
                                                                    ----------            ----------

Interest expense:
  Deposits                                                           1,406,412             1,102,728
  Federal funds sold and securities sold under agreement
   to repurchase                                                        79,217                61,556
  Other borrowed money                                                   3,241                 2,021
                                                                    ----------            ----------
      Total interest expense                                         1,488,870             1,166,305
                                                                    ----------            ----------
Net interest income                                                  2,087,206             1,714,941
Provision for loan losses                                               88,500               126,000
                                                                    ----------            ----------
Net interest income after provision for loan losses                  1,998,706             1,588,941
                                                                    ----------            ----------

Non-interest income:
  Deposit service charges                                              150,309               102,144
  Mortgage origination fees                                             35,149                55,304
  Other                                                                 93,392                80,104
                                                                    ----------            ----------
      Total non-interest income                                        278,850               237,552
                                                                    ----------            ----------

Non-interest expense:
  Salaries and employee benefits                                       816,232               646,293
  Occupancy                                                            119,747                79,259
  Equipment                                                            170,430               106,827
  Marketing and public relations                                       138,634                97,039
  Other                                                                384,312               326,922
                                                                    ----------            ----------
      Total non-interest expense                                     1,629,355             1,256,340
                                                                    ----------            ----------

Net income before tax                                                  648,201               570,153
Income taxes                                                           223,192               198,861
                                                                    ----------            ----------
Net income                                                          $  425,009            $  371,292
                                                                    ==========            ==========

Basic earnings per common share                                     $     0.35            $     0.31
                                                                    ==========            ==========
Diluted earnings per common share                                   $     0.34            $     0.30
                                                                    ==========            ==========

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                         Six                  Six
                                                                    Months Ended         Months Ended
                                                                      June 30,             June 30,
                                                                        2000                 1999
                                                                    (Unaudited)           (Unaudited)
                                                                    ------------         -------------
Interest income:
  Loans, including fees                                             $1,334,816            $  979,195
  Investment securities                                                441,410               418,366
  Federal funds sold and securities purchased
    under resale agreements                                             89,720               138,494
                                                                    ----------            ----------
       Total interest income                                         1,865,946             1,536,055
                                                                    ----------            ----------

Interest expense:
  Deposits                                                             743,360               613,931
  Federal funds sold and securities sold under agreement
   to repurchase                                                        39,938                32,403
  Other borrowed money                                                   1,736                 1,244
                                                                    ----------            ----------
      Total interest expense                                           785,034               647,578
                                                                    ----------            ----------
Net interest income                                                  1,080,912               888,477
Provision for loan losses                                               39,500                63,500
                                                                    ----------            ----------
Net interest income after provision for loan losses                  1,041,412               824,977
                                                                    ----------            ----------

Non-interest income:
  Deposit service charges                                               82,979                55,440
  Mortgage origination fees                                             11,641                32,818
  Other                                                                 57,931                31,459
                                                                    ----------            ----------
      Total non-interest income                                        152,551               119,717
                                                                    ----------            ----------

Non-interest expense:
  Salaries and employee benefits                                       419,259               333,851
  Occupancy                                                             66,574                49,486
  Equipment                                                             99,806                58,292
  Marketing and public relations                                        55,070                42,743
  Other                                                                190,014               171,806
                                                                    ----------            ----------
      Total non-interest expense                                       830,723               656,178
                                                                    ----------            ----------

Net income before tax                                                  363,240               288,516
Income taxes                                                           127,446                99,879
                                                                    ----------            ----------
Net income                                                          $  235,794            $  188,637
                                                                    ==========            ==========

Basic earnings per common share                                     $     0.20            $     0.16
                                                                    ==========            ==========
Diluted earnings per common share                                   $     0.19            $     0.15
                                                                    ==========            ==========

                           FIRST COMMUNITY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                              Six months ended June 30,                    Three months ended June 30,
                                          ---------------------------------             ---------------------------------
                                             2000                   1999                   2000                   1999
                                          ----------             ----------             ----------             ----------
Net income                                $  425,009             $  371,292             $  235,794             $  188,636

Other comprehensive income, net
    of tax:
     Unrealized gains (losses) arising
       during the period, net of tax
       effect of $4,701, $116,429 and
       $675, $88,236 for the six months
       and three months ended June
       30, 2000 and 1999, respectively       (23,154)              (216,228)                (1,248)              (164,262)
                                          ----------             ----------             ----------             ----------
Comprehensive income                      $  401,855             $  155,064             $  234,546             $   24,374
                                          ==========             ==========             ==========             ==========

                           FIRST COMMUNITY CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000


                                                                                            Accumulated
                                                      Additional                               Other
                                   Common              Paid-in             Retained         Comprehensive
                                    Stock              Capital             Earnings         Income (loss)          Total
                                 -----------         -----------         -----------        -------------       -----------
Balance December 31, 1999        $ 1,207,177         $12,248,087         $   932,192        $  (346,734)        $14,040,722
Net income                                                                   425,009                                425,009

Unrealized loss on securities
  available-for-sale                                                                            (23,154)            (23,154)

                                 -----------         -----------         -----------        -----------         -----------
Balance June 30, 2000            $ 1,207,177         $12,248,087         $ 1,357,201        $  (369,888)        $14,442,577
                                 ===========         ===========         ===========        ===========         ===========

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six months ended June 30,
                                                                                      ---------------------------------
                                                                                          2000                1999
                                                                                      ------------         ------------
Cash flows from operating activities:
 Net income                                                                           $    425,009         $    371,292
 Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                                                        164,227               97,262
       Premium amortization (Discount accretion)                                           (76,954)             (84,848)
       Provision for loan losses                                                            88,500              126,000
       (Increase) decrease in other assets                                                 (63,148)               9,712
       Increase (decrease) in accounts payable                                            143,496             (328,486)
                                                                                      ------------         ------------
         Net cash provided in operating activities                                         681,130              190,932
                                                                                      ------------         ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                                   (6,039,042)         (21,949,961)
 Maturity of investment securities available-for-sale                                    7,361,117           13,206,788
 Maturity of investment securities held-to-maturity                                             --              143,673
 Increase in loans                                                                      (7,916,691)          (6,349,371)
 Purchase of property and equipment                                                       (672,119)            (998,074)
                                                                                      ------------         ------------
         Net cash used in investing activities                                          (7,266,735)         (15,946,945)
                                                                                      ------------         ------------

Cash flows from financing activities:
 Increase in deposit accounts                                                            6,511,178           23,666,191
 Increase (decrease) in securities sold under agreements to repurchase                     937,000             (724,000)
 Increase (Decrease) in other borrowings                                                (1,182,165)              99,381
                                                                                      ------------         ------------
        Net cash provided from financing activities                                      6,266,013           23,041,572
                                                                                      ------------         ------------

Net increase (decrease) in cash and cash equivalents                                      (319,592)           7,285,559
Cash and cash equivalents at beginning of period                                         6,193,544            5,606,772
                                                                                      ------------         ------------

Cash and cash equivalents at end of period                                            $  5,873,952         $ 12,892,331
                                                                                      ============         ============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                           $  1,418,087         $  1,172,462
   Income taxes                                                                       $    138,015         $    406,010
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                            $    (24,470)        $   (332,659)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


Note 1    -  Basis of Presentation
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

Item 2. Management's Discussion and Analysis

         First Community Corporation (the company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994. First Community Bank N.A. (the bank), the company's only subsidiary, began operations on August 17, 1995 from it's first office located in Lexington, South Carolina. On September 14, 1995 the company opened it's second office located in Forest Acres, South Carolina. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through the six months ended June 30, 2000.

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

         Comparison of Results of Operations for Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999:

Net Income

         The Company's net income was $425,000 or $.34 diluted earnings per share for the six months ended June 30, 2000 as compared to net income of $371,000 or $.30 per share for the six months ended June 30, 1999. This improvement in earnings reflect the continued growth in the level of earning assets as well as an increase in the net interest margin during the two periods. The level of average earning assets was $90.4 million for the six months ended June 30, 2000 as compared to $80.7 million for the six months ended June 30, 1999. This reflects a 12.0% increase in the level average earning assets for the two periods. Net interest margin was from 4.6% for the six months ended June 30, 1999 as compared to 4.3% for the six months ended June 30, 1999. This improvement is primarily a result of the change in the mix of earning assets. For the six months ended June 30, 2000 loans represented 61.8% of earning assets as compared to 53.1% for the six months ended June 30, 1999. Loans typically yield higher returns than alternative investments.

ITEM 2. CONTINUED                                                        PAGE 2

Non-interest income increased 17.4% to $279,000 for the six months ended June 30, 2000 as compared to $238,000 for the six months ended June 30, 1999. During these same periods non-interest expense increased 29.7% to $1.6 million for the six months ended June 30, 2000 as compared to $1.3 million for the six months ended June 30, 1999.

Net Interest Income

         The table on page 16 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2000 and 1999, along with average balances and the related interest income and interest expense amounts.

Net interest income was $2.1 million during the six months ended June 30, 2000 as compared to $1.7 million for the six months ended June 30, 1999. This improvement of net interest income is a result of an increase in the level of earning assets and improvement in the net interest margin during the two periods. The net interest margin was 4.6% for the six months ended June 30, 2000 as compared to 4.3% for the six months ended June 30, 1999. The increase in margin is primarily a result of a change in the mix of earning assets in which loans represented 61.8% of earning assets for the six months ended June 30, 2000 as compared to 53.1% of earning assets for the six months ended June 30, 1999. Loans typically provide a higher yield then the bank's alternative uses of these funds such as securities and short-term overnight investments.

         Interest income during the six months ended June 30, 2000 was $3.6 million as compared to $2.9 million for the six months ended June 30, 1999. The average yield on earning assets during the first six months of 2000 was 7.9% as compared to 7.2% during the same period of 1999. The largest component of interest income for the six months ended June 30, 2000 was interest on loans and amounted to $2.5 million as compared to $1.9 million for the comparable prior year period. The overall yield on loans was 9.2% for the six months ended June 30, 2000 as compared to 8.9% for the six months ended June 30, 1999. The increase in loan yields was primarily a result of four increases in the prime rate during the six months of 2000. The investment portfolio income increased $67,000 or 8.5%, to $856,000 for the six months ended June 30, 2000 as compared to $789,000 for the six months ended June 30, 1999. The increase in investment portfolio income is a result of the overall yield on the portfolio increasing to 6.0% for the six months ended June 30, 2000 as compared to 5.5% during the same period in the prior year. This increase in yield resulted from rising market rates in the first six months of 2000. Interest on overnight federal funds sold and securities purchased under agreements to resell decreased $37,000 or 17.4%, to $176,000 for the six month period ended June 30, 2000 as compared to $213,000 for the six month period ended June 30, 1999. Interest expense during the six months ended June 30, 2000 was $1.5 million with an average rate paid on interest-bearing liabilities of 4.2% as compared to $1.2 million and 3.8% during the six months ended June 30, 1999. Along with the overall increase in rate paid on funds the increase in interest expense

ITEM 2. CONTINUED                                                        PAGE 3


resulted from an increase in the level of average interest-bearing liabilities of $9.2 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Provision and Allowance for Loan Losses

         The provision for loan losses was $89,000 and $126,000 for six months ended June 30, 2000 and 1999, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The company's allowance for loan losses as a percentage of its period-end loans was 1.3% at June 30, 2000. The Company had no nonperforming loans at June 30, 2000. Net recoveries during six months ended June 30, 2000, amounted to approximately $13,000 as compared to net charge-offs of $24,000 for the same period in the prior year. Loans past due greater than 30 days amounted to $81,000 and there were no loans greater than 60 days past due at June 30, 2000.

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

Noninterest Income and Expense

         Noninterest income during the six months ended June 30, 2000 was $279,000 as compared to $238,000 for the six months ended June 30, 1999. This was primarily a result of increased income from deposit service charges of $48,000 (47.2%). This was partially offset by a decrease in mortgage origination fees of $20,000 during the first six months of 2000 as compared to 1999. This decrease in mortgage origination fees is attributable to rising rates which result in fewer refinancings. The company originates mortgage loans, which are closed in the name of a third party, for which the company receives a fee. In addition fee income, included in other non-interest income on the Statements of Income, from the sale of non deposit products increased by $5,000 for the six months ended June 30, 2000 as compared to the same period in 1999.

ITEM 2. CONTINUED                                                        PAGE 4

         Noninterest expense amounted to $1.6 million as compared to $1.3 million during the six months ended June 30, 2000 and 1999, respectively. Salary and employee benefits increased $170,000 or 26.3% in the six months ended June 30, 2000 as compared to the comparable period in 1999. This increase is primarily a result of having approximately eight full time equivalent employees more during the first six months of 2000 as compared to the first six months of 1999. These employees were hired in the fourth quarter of 1999 and the first quarter of 2000 to staff the two new branches opened during these periods. In addition, five positions were hired to staff a new branch office that opened in April 1999 and thus these salaries were not reflected during the entire first six months of 1999. Occupancy expense increased by $40,000 (51.1%) in the first six months of 2000 as compared to the same period in 1999. This is primarily related to additional expenses related to the three new branch offices opened between April 1999 and March 2000. Equipment expense increased from $107,000 for the six months ended June 30, 1999 to $170,000 for the six months ended June 30, 2000. This is a result of increased depreciation expense and maintenance expense related to furniture and equipment in the new branch offices. Marketing and public relations expense increased by $42,000 or 42.9% in the six months ended June 30, 2000 as compared to the comparable period in the prior year. This increase is a result of planned increases in advertising and marketing during 2000 as compared to 1999. During the last quarter of 1999 and first half of 2000 the company introduced its first television advertising which is more expensive then other forms of media advertising. Other non-interest expense increased $57,000 or 17.6% in the six months ended June 30, 2000 compared to the same period in the prior year. An increase in computer service bureau expense, telephone, postage and courier expense of $22,000, $10,000 $3,000 and $4,000 account for a majority of the increase in other non-interest expense. These expense categories are primarily impacted by the numbers of accounts and the volume of activity, and have increased due to the growth of the bank for the six months ended June 30, 2000 as compared to the same period in the prior year.

Comparison of Results of Operations for Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999:

         Net income for the second quarter of 2000 was $236,000, as compared to $189,000 during the comparable period in 1999. This improvement is due to the increase in the level of earning assets during these two periods and improvement in the net interest margin to 4.7% in the second quarter of 2000 as compared to 4.1% in the second quarter of 1999. Average earning assets were $92.8 million during the second quarter of 2000 as compared to $87.0 million during the second quarter of 1999. The table on page 17 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2000 and 1999, along with average balances and the related interest income and interest expense amounts. The yield

ITEM 2. CONTINUED                                                        PAGE 5

on average earning assets increased from 7.1% in the second quarter of 1999 to 8.1% in the second quarter of 2000. This increase is primarily a result of loans comprising 62.6% of earning assets during the second quarter of 2000 as compared to 51.2% percent during the second quarter of 1999. In addition, as previously explained in the analysis of six month results, there were four increases in prime rate during the last quarter of 1999 and first six months of 2000 that had an impact on overall market rates. The cost of interest bearing liabilities was 3.8% in second quarter of 1999 as compared to 4.3% in the second quarter of 2000. This increase was also a result of increasing market rates during the fourth quarter of 1999 and first half of 2000.

         Total non-interest income increased by $33,000 during the second quarter of 2000 as compared to the same period in 1999. Deposit service charges increased by $28,000 and investment fees increased by $23,000 in the three months ended June 30, 2000 as compared to the same period in 1999. These increases were offset by a decrease of $21,000 in mortgage origination fees during the same periods.

         Total non-interest expense increased by $175,000 in the second quarter of 2000 as compared to the same quarter of 1999. This increase is primarily a result of a $85,000 increase in salary and benefits expense, a $17,000 increase in occupancy expense and a $42,000 increase in equipment expense. These expense increases were primarily a result of the opening of two new branches one in the fourth quarter of 1999 located in West Columbia and the second in Gilbert S.C. during the first quarter of 2000. As stated in the analysis of the six month results, increases in computer service bureau expense, telephone and courier expense accounted for the balance of the increase as a result in the growth of the bank during these periods. During the second quarter of 2000 the bank converted its core data processing from a service bureau to an in-house system. This was done in order to try and control the rising cost for data processing which were being incurred by the bank.

Financial Position

         Assets totaled $101.7 million at June 30, 2000 as compared to $94.9 million at December 31, 1999 an increase of $6.8 million. Loans grew by $7.9 million during the six months ended June 30, 2000, from $52.3 million to $60.2 million. This loan growth was funded primarily by the growth in deposits of $6.5 million from $77.0 million at December 31, 1999 to $83.5 million at June 30, 2000. The balance of the loan growth was funded by a decrease in investment securities of $1.2 million during the six months ended June 30, 2000. The loan to deposit ratio at June 30, 2000 was 72.1% as compared to 67.9% at December 31, 1999.

ITEM 2. CONTINUED                                                        PAGE 6

Liquidity and Capital Resources

         The company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 27.2% of total assets June 30, 2000. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 2000 the amount of certificates of deposits of $100,000 or more represented 23.7% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company's liquidity position in a relatively short period of time.

         The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank as well as fund the operating losses incurred by the three new branches until such time as there earning assets produce revenue that exceeds their fixed cost. The company management anticipates that the bank will remain a "well capitalized" institution. Shareholders' equity was 14.2% of total assets at June 30, 2000 as compared to 14.8% at December 31, 1999. The bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 16.2%, 17.4% and 11.4%, respectively at June 30, 2000. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES


                                                     Six months ended June 30, 2000         Six months ended June 30, 1999
                                                 -------------------------------------   -------------------------------------
                                                   Average      Interest        Yield/     Average      Interest        Yield/
                                                   Balance     Earned/Paid       Rate      Balance     Earned/Paid       Rate
                                                 -----------   -----------      ------   -----------   -----------      ------
ASSETS
Earning assets
Loans                                            $55,835,743    2,544,221         9.16%  $42,842,962    1,879,636         8.85%
Securities:                                       28,820,186      855,649         5.97%   28,878,788      788,622         5.51%
Federal funds sold and securities purchased
  under agreements to resell                       5,754,105      176,206         6.16%    9,024,611      212,988         4.76%
                                                 -----------    ---------        -----   -----------   ----------        -----
      Total earning assets                        90,410,034    3,576,076         7.95%   80,746,361    2,881,246         7.20%
                                                                ---------         ----                 ----------        -----
Cash and due from banks                            3,357,364                               2,649,827
Premises and equipment                             5,640,616                               4,100,435
Other assets                                         994,504                                 908,478
Allowance for loan losses                           (748,798)                               (578,062)
                                                 -----------                             -----------
       Total assets                              $99,653,720                             $87,827,039
                                                 ===========                             ===========

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts            $10,526,956       39,043         0.75%  $10,588,145       44,662         0.85%
Money market accounts                             13,739,310      297,621         4.36%    8,742,990      176,308         4.07%
Savings deposits                                   8,290,944      138,728         3.36%    8,668,483      150,067         3.49%
Time deposits                                     35,979,058      931,020         5.20%   31,174,834      731,691         4.73%
Other short term borrowings                        3,159,941       82,458         5.25%    3,318,335       63,577         3.86%
                                                  ----------    ---------         ----    ----------   ----------        -----
   Total interest-bearing liabilities             71,696,209    1,488,870         4.18%   62,492,787    1,166,305         3.76%
                                                                ---------         ----                 ----------        -----
Demand deposits                                   13,159,877                              10,989,110
Other liabilities                                    514,073                                 584,807
Shareholders' equity                              14,283,561                              13,760,335
                                                 -----------                             -----------
   Total liabilities and shareholders' equity    $99,653,720                             $87,827,039
                                                 ===========                             ===========

Net interest spread                                                               3.77%                                   3.44%
Net interest income/margin                                     $2,087,206         4.64%                $1,714,941         4.28%
                                                               ==========                              ==========

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES


                                                    Three months ended June 30, 2000            Three months ended June 30, 1999
                                                 ---------------------------------------      ------------------------------------
                                                    Average        Interest       Yield/        Average        Interest      Yield/
                                                    Balance       Earned/Paid      Rate         Balance       Earned/Paid     Rate
                                                 -------------    -----------     ------      -----------     -----------    -----
ASSETS
Earning assets
  Loans                                          $  58,074,222      1,334,816      9.24%      $44,552,572        979,195      8.82%
  Securities:                                       29,349,359        441,410      6.05%       30,727,075        418,366      5.46%
  Federal funds sold and securities purchased
    under agreements to resell                       5,396,334         89,720      6.69%       11,761,037        138,494      4.72%
                                                 -------------     ----------      ----       -----------      ---------      ----
        Total earning assets                        92,819,915      1,865,946      8.09%       87,040,684      1,536,055      7.08%
                                                                   ----------      ----                        ---------      ----
Cash and due from banks                              3,753,843                                  2,643,581
Premises and equipment                               5,788,025                                  4,330,266
Other assets                                         1,003,558                                    882,454
Allowance for loan losses                             (775,104)                                  (599,652)
                                                 -------------                                -----------
       Total assets                              $ 102,590,237                                $94,297,333
                                                 =============                                ===========

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts          $  11,108,868         20,561      0.74%      $10,376,955         19,267      0.74%
  Money market accounts                             13,063,585        147,040      4.53%        9,227,384         94,096      4.09%
  Savings deposits                                   8,162,998         67,186      3.31%        8,415,355         71,845      3.42%
  Time deposits                                     38,271,043        508,573      5.34%       36,940,267        428,723      4.66%
  Other short term borrowings                        3,107,574         41,674      5.39%        3,472,216         33,647      3.89%
                                                 -------------     ----------      ----       -----------      ---------      ----
     Total interest-bearing liabilities             73,714,068        785,034      4.28%       68,432,177        647,578      3.80%
                                                                   ----------      ----                        ---------      ----
Demand deposits                                     13,868,819                                 11,592,289
Other liabilities                                      676,367                                    465,097
Shareholders' equity                                14,330,983                                 13,807,770
                                                 -------------                                -----------
     Total liabilities and shareholders' equity  $ 102,590,237                                $94,297,333
                                                 =============                                ===========

Net interest spread                                                                3.81%                                      3.28%
Net interest income/margin                                         $1,080,912      4.68%                       $ 888,477      4.09%
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

         (b) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Shareholders was held on April 26, 2000. The following five directors were elected at the meeting:


                                          VOTES
                              ----------------------------
                                For       Against/Withheld
                              -------     ----------------
William L. Boyd III           959,282          1,000
Chimin J. Chao                959,282          1,000
William A. Jordan             959,282          1,000
James C. Leventis             959,282          1,000
Loretta R. Whitehead          959,032          1,250

The following twelve Directors term of office continued after the meeting:

Thomas C. Brown                              Anita B. Easter
Richard K. Bogan                             O. A. Ethridge DMD
Robert G. Clawson                            George H. Fann, Jr. DMD
W. James Kitchens, Jr.                       Angelo Tsiantis
Michael C. Crapps                            Broadus Thompson
Hinton G. Davis                              Mitchell M. Willoughby

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

                  3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-86258 on Form S-1).

                  4.1 Provisions in the Company?s Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to
                           Exhibit 4.1 to the Company's Registration Statement No. 33-86258 on Form S-1).

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

         (b)      Reports on Form 8-K.
                  There were no reports on Form 8-K filed during the quarter ended June 30, 2000

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


                                             FIRST COMMUNITY CORPORATION
                                             ---------------------------
                                                (REGISTRANT)



Date  August 11,  2000                          By: /s/ Michael C.  Crapps
                                                    ----------------------------
                                                Michael C. Crapps
                                                President and Chief
                                                Executive Officer



                                                By: /s/ Joseph G. Sawyer
                                                    ----------------------------

                                                Joseph G. Sawyer
                                                Senior Vice President, Principal
                                                Financial Officer