Form 10QSB
period 2000-09-30
FIRST COMMUNITY CORP /SC/
filed 2000-11-13
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______________________ to _______________________


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

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 2000.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the company) are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,
                                                                               2000                December 31,
                                                                            (Unaudited)               1999
                                                                           -------------           -------------
                    ASSETS

Cash and due from banks                                                    $   4,055,002           $   3,397,667
Federal funds sold and securities purchased under
  agreements to resell                                                         6,324,654               2,795,877
Investment securities - available for sale                                    26,443,869              27,685,091
Investment securities - held-to-maturity (market value of
  $2,955,635 and $2,904,200 at September 30, 2000 and
  December 31, 1999, respectively)                                             3,030,416               3,036,993
Loans                                                                         64,136,989              52,297,124
Less, allowance for loan losses                                                  836,738                 703,993
                                                                           -------------           -------------
   Net loans                                                                  63,300,251              51,593,131
Property, furniture and equipment - net                                        5,826,790               5,362,994
Other assets                                                                   1,124,211               1,017,146
                                                                           -------------           -------------
    Total assets                                                           $ 110,105,193           $  94,888,899
                                                                           =============           =============

                LIABILITIES

Deposits:
  Non-interest bearing demand                                              $  15,356,996           $  12,231,819
  NOW and money market accounts                                               25,283,844              24,273,370
  Savings                                                                      6,890,901               8,029,741
  Time deposits less than $100,000                                            19,324,601              15,084,459
  Time deposits $100,000 and over                                             22,783,397              17,351,835
                                                                           -------------           -------------
     Total deposits                                                           89,639,739              76,971,224
Securities sold under agreements to repurchase                                 3,252,600               1,657,500
Other borrowed money                                                           1,605,844               1,771,956
Other liabilities                                                                716,639                 447,497
                                                                           -------------           -------------
    Total liabilities                                                         95,214,822              80,848,177
                                                                           -------------           -------------

            SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00 per share; 10,000,000
    shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 at September 30, 2000 and December 31, 1999                      1,207,177               1,207,177
Additional paid in capital                                                    12,248,087              12,248,087
Retained earnings                                                              1,633,939                 932,192
Unrealized gain on securities available-for-sale                                (198,832)               (346,734)
                                                                           -------------           -------------
    Total shareholders' equity                                                14,890,371              14,040,722
                                                                           -------------           -------------
    Total liabilities and shareholders' equity                             $ 110,105,193           $  94,888,899
                                                                           =============           =============

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Nine                    Nine
                                                                           Months Ended            Months Ended
                                                                           September 30,           September 30,
                                                                               2000                    1999
                                                                            (Unaudited)             (Unaudited)
                                                                           -------------           -------------
Interest income:
  Loans, including fees                                                    $   4,005,801           $   2,958,041
  Investment securities                                                        1,304,787               1,199,500
  Federal funds sold and securities purchased
    under resale agreements                                                      288,311                 339,902
                                                                           -------------           -------------
       Total interest income                                                   5,598,899               4,497,443
                                                                           -------------           -------------

Interest expense:
  Deposits                                                                     2,228,124               1,750,468
  Federal funds sold and securities sold under agreement
    to repurchase                                                                126,996                  88,818
  Other borrowed money                                                            43,186                   3,046
                                                                           -------------           -------------
      Total interest expense                                                   2,398,306               1,842,332
                                                                           -------------           -------------
Net interest income                                                            3,200,593               2,655,111
Provision for loan losses                                                        124,500                 180,000
                                                                           -------------           -------------
Net interest income after provision for loan losses                            3,076,093               2,475,111
                                                                           -------------           -------------

Non-interest income:
  Deposit service charges                                                        243,547                 164,046
  Mortgage origination fees                                                       58,152                  73,438
  Other                                                                          125,980                 129,275
                                                                           -------------           -------------
      Total non-interest income                                                  427,679                 366,759
                                                                           -------------           -------------

Non-interest expense:
  Salaries and employee benefits                                               1,234,206                 999,121
  Occupancy                                                                      177,427                 120,174
  Equipment                                                                      288,974                 166,470
  Marketing and public relations                                                 181,055                 146,126
  Other                                                                          549,749                 496,669
                                                                           -------------           -------------
      Total non-interest expense                                               2,431,411               1,928,560
                                                                           -------------           -------------

Income before taxes                                                            1,072,361                 913,310
Income taxes                                                                     370,614                 319,829
                                                                           -------------           -------------
      Net income                                                           $     701,747           $     593,481
                                                                           =============           =============


Basic earnings per common share                                            $        0.58           $        0.49
                                                                           =============           =============
Diluted earnings per common share                                          $        0.57           $        0.48
                                                                           =============           =============

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three                   Three
                                                                           Months Ended            Months Ended
                                                                           September 30,           September 30,
                                                                               2000                    1999
                                                                            (Unaudited)             (Unaudited)
                                                                           -------------           -------------
Interest income:
  Loans, including fees                                                    $   1,461,580           $   1,078,405
  Investment securities                                                          449,138                 410,878
  Federal funds sold and securities purchased
    under resale agreements                                                      112,105                 126,914
                                                                           -------------           -------------
       Total interest income                                                   2,022,823               1,616,197
                                                                           -------------           -------------

Interest expense:
  Deposits                                                                       821,712                 647,740
  Federal funds sold and securities sold under agreement
   to repurchase                                                                  60,694                  27,262
  Other borrowed money                                                            27,030                   1,025
                                                                           -------------           -------------
      Total interest expense                                                     909,436                 676,027
                                                                           -------------           -------------
Net interest income                                                            1,113,387                 940,170
Provision for loan losses                                                         36,000                  54,000
                                                                           -------------           -------------
Net interest income after provision for loan losses                            1,077,387                 886,170
                                                                           -------------           -------------

Non-interest income:
  Deposit service charges                                                         93,238                  61,902
  Mortgage origination fees                                                       23,003                  18,134
  Other                                                                           32,588                  49,171
                                                                           -------------           -------------
      Total non-interest income                                                  148,829                 129,207
                                                                           -------------           -------------

Non-interest expense:
  Salaries and employee benefits                                                 417,974                 352,828
  Occupancy                                                                       57,680                  40,915
  Equipment                                                                      118,544                  59,643
  Marketing and public relations                                                  42,421                  49,087
  Other                                                                          165,437                 169,747
                                                                           -------------           -------------
      Total non-interest expense                                                 802,056                 672,220
                                                                           -------------           -------------

Income before tax                                                                424,160                 343,157
Income tax                                                                       147,422                 120,968
                                                                           -------------           -------------
     Net income                                                            $     276,738           $     222,189
                                                                           =============           =============


Basic earnings per common share                                            $        0.23           $        0.18
                                                                           =============           =============
Diluted earnings per common share                                          $        0.22           $        0.18
                                                                           =============           =============

                           FIRST COMMUNITY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     Nine months ended               Three months ended
                                                        September 30,                   September 30,
                                                ----------------------------      ----------------------------
                                                   2000              1999           2000               1999
                                                ---------          ---------      ---------          ---------
Net income                                      $ 701,747          $ 593,481      $ 276,738          $ 222,189

Other comprehensive income, net of tax:
     Unrealized gains (losses) arising
        during the period, net of tax
        effect of ($87,406), $139,834 and
        ($92,107), $29,780 for the nine
        and three months ended September
        30, 2000 and 1999, respectively           147,902           (259,672)       171,056            (43,444)
                                                ---------          ---------      ---------          ---------
Comprehensive income                            $ 849,649          $ 333,809      $ 447,794          $ 178,745
                                                =========          =========      =========          =========

                           FIRST COMMUNITY CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                           Accumulated
                                                           Additional                         Other
                                           Common           Paid-in          Retained     Comprehensive
                                            Stock           Capital          Earnings      Income (Loss)         Total
                                         -----------      -----------      -----------    --------------      -----------
Balance December 31, 1999                $ 1,207,177      $12,248,087      $   932,192      $  (346,734)      $14,040,722
Net income                                                                     701,747                            701,747
Unrealized gain (loss) on
  securities available-for-sale                                                                 147,902           147,902

                                         -----------      -----------      -----------      -----------       -----------
Balance September 30, 2000               $ 1,207,177      $12,248,087      $ 1,633,939      $  (198,832)      $14,890,371
                                         ===========      ===========      ===========      ===========       ===========

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine months ended September 30,
                                                                           --------------------------------------
                                                                               2000                    1999
                                                                           -------------           -------------
Cash flows from operating activities:
 Net income                                                                $     701,747           $     593,481
 Adjustments to reconcile net income  to
   net cash used in operating activities:
       Depreciation                                                              268,411                 153,919
       Premium amortization (Discount accretion)                                (120,325)               (149,828)
       Provision for loan losses                                                 124,500                 180,000
       (Increase) decrease in other assets                                      (194,471)                 28,044
       Increase  (decrease) in accounts payable                                  269,142                (271,133)
                                                                           -------------           -------------
         Net cash used in operating activities                                 1,049,004                 534,483
                                                                           -------------           -------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                         (7,445,833)            (25,702,104)
 Maturity of investment securities available-for-sale                          9,049,265              16,491,627
 Maturity of investment securities held-to-maturity                                   --                 143,673
 Increase in loans                                                           (11,831,620)             (8,492,369)
 Purchase of property and equipment                                             (732,207)             (1,325,568)
                                                                           -------------           -------------
         Net cash used in investing activities                               (10,960,395)            (18,884,741)
                                                                           -------------           -------------

Cash flows from financing activities:
 Increase in deposit accounts                                                 12,668,515              22,952,439
 Increase (decrease) in securities sold under agreements to repurchase         1,595,100                (387,300)
 Increase (decrease) in other borrowings                                        (166,112)                 94,931
                                                                           -------------           -------------
        Net cash provided from financing activities                           14,097,503              22,660,070
                                                                           -------------           -------------

Net increase in cash and cash equivalents                                      4,186,112               4,309,812

Cash and cash equivalents at beginning
 of period                                                                     6,193,544               5,606,772
                                                                           -------------           -------------

Cash and cash equivalents at end of period                                 $  10,379,656           $   9,916,584
                                                                           =============           =============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                $   2,292,679           $   1,869,501
   Taxes                                                                   $     271,065           $     550,010
 Non-cash investing and financing activities:
   Unrealized gain on securities available-for-sale                        $     194,468           $      97,760

                          FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the company) is a one bank holding company, which was incorporated in South Carolina on November 2, 1994. First Community Bank N.A. (the bank), the company's only subsidiary, began operations on August 17, 1995 from its first office located in Lexington, South Carolina. On September 14, 1995 the company opened its second office located in Forest Acres, South Carolina. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through the six months ended June 30, 2000.

         During 1999 the bank opened its third and fourth banking offices in Irmo, and Cayce/West Columbia South Carolina, respectively. During the first quarter of 2000 the bank opened its fifth banking office in Gilbert, South Carolina. The bank raised $6.6 million in net proceeds from a secondary stock offering in July 1998. The proceeds of the offering were to be used to fund the bank's continued growth through its existing offices and to open the three additional branches.

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

         Comparison of Results of Operations for Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999:

Net Income

The company's net income was $702,000 or $.57 diluted earnings per share for the nine months ended September 30, 1999 as compared to net income of $593,000 or $.48 per share for the nine months ended September 30, 1999. This improvement in earnings reflects the continued growth in the level of earning assets. The level of average earning assets was $93.0 million for the nine months ended September 30, 2000 as compared to $83.4 million for the nine months ended September 30, 1999. This reflects an 11.6% increase in the level average earning assets for the two periods. Net interest margin was 4.60% for the nine months ended September 30, 2000 as compared to 4.26% for the nine months ended September 30, 1999. This increase in margin is primarily a result of a change in the mix of earning assets in which loans represented 62.0% of earning assets for the nine months ended September 30, 2000 as compared to 53.5% of earning assets for the nine months ended September 30, 1999. As loans typically yield higher returns than alternative investments management will continue to grow the loan portfolio as a percentage of total earning assets.

         ITEM 2. CONTINUED                                              PAGE 2

         Non-interest income increased 16.6% to $428,000 for the nine months ended September 30, 2000 as compared to $367,000 for the nine months ended September 30, 1999. During these same periods non-interest expense increased 26.1% to $2.4 million for the nine months ended September 30, 2000 as compared to $1.9 million for the nine months ended September 30, 1999. Income tax expense for the nine months ended September 30, 2000 was $371,000 or 34.6% of income before tax and $320,000 or 35.0% of income before tax during the same period in 1999.

Net Interest Income

         The table on page 17 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2000 and 1999, along with average balances and the related interest income and interest expense amounts.

Net interest income was $3.2 million during the nine months ended September 30, 2000 as compared to $2.7 million for the nine months ended September 30, 1999. This improvement of net interest income is a result of the increase on the level of earning assets. The net interest margin was 4.60% for the nine months ended September 30, 2000 as compared to 4.26% for the nine months ended September 30, 1999. The increase in margin is primarily a result of a change in the mix of earning assets in which loans represented 62.0% of earning assets for the nine months ended September 30, 2000 as compared to 53.5% of earning assets for the nine months ended September 30, 1999. Loans typically provide a higher yield then the bank's alternative uses of these funds such as securities and short-term overnight investments.

         Interest income during the nine months ended September 30, 2000 was $5.6 million as compared to $4.5 million for the nine months ended September 30, 1999. The average yield on earning assets during the first nine months of 2000 was 8.05% as compared to 7.21% during the same period of 1999. The largest component of interest income for the nine months ended September 30, 2000 was interest on loans and amounted to $4.0 million as compared to $3.0 million for the comparable prior year period. The overall yield on loans was 9.25% for the nine months ended September 30, 2000 as compared to 8.87% for the nine months ended September 30, 1999. The increase in loan yields was primarily a result of four increases in the prime rate during the first six months of 2000. The investment portfolio income increased $105,000, or 8.6%, to $1.3 for the nine months ended September 30, 1999 as compared to $1.2 million for the nine months ended September 30, 1999. The increase in investment portfolio income is a result of rising market interest rates during the nine months ended September 30, 2000. The yield on the investment portfolio for the nine months ended September 30, 2000 was 6.01% as compared to 5.45% for the comparable period in 1999. Interest on overnight federal funds sold and securities purchased under agreements to resell decreased $52,000 or 15.3%, to $288,000 for the

ITEM 2. CONTINUED                                                       PAGE 3


nine month period ended September 30, 2000 as compared to $340,000 for the nine month period ended September 30, 1999. The balance of federal funds sold and securities purchased under agreements to resell averaged $6.1 million for the nine months ended September 30, 2000 as compared to $9.3 million during the same period of 1999. The higher balances in 1999 were partly a result of desiring to maintain higher levels of liquidity in 1999 due to some temporary deposits held during this period as well as preparation for Y2K.

Interest expense during the nine months ended September 30, 2000 was $2.4 million with an average rate paid on interest-bearing liabilities of 4.36% as compared to $1.8 million and 3.79% during the nine months ended September 30, 1999. In addition to the higher rates paid on interest-bearing liabilities the reason for the increase in interest expense was that average interest-bearing liabilities were $8.6 million greater for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Provision and Allowance for Loan Losses

         The provision for loan losses was $125,000 and $180,000 for nine months ended September 30, 2000 and 1999, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.31% at September 30, 2000. The company had no nonperforming loans at September 30, 2000. Net charge-offs (recoveries) during nine months ended September 30, 2000, amounted to approximately ($8,000) as compared to $26,000 for the same period in the prior year. There were two loans past due greater than 30 days amounting to $311,000 and there were no loans greater than 60 days past due at September 30, 2000.

         The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Noninterest Income and Expense

Noninterest income during the nine months ended September 30, 2000 was $428,000 as compared to $367,000 for the nine months ended September 30, 1999. This was a result of increased income on deposit service charges of $79,000 offset by a decrease in mortgage loan fee originations of $15,000. The company originates mortgage loans, which are closed in the name

ITEM 2. CONTINUED                                                       PAGE 4


of a third party, for which the company receives a fee. These fees decreased primarily as a result of rising rates during the nine months ended September 30, 2000 as compared to the same period in 1999.

         Noninterest expense amounted to $2.4 million as compared to $1.9 million during the nine months ended September 30, 2000 and 1999, respectively. This increase includes increases in all categories of non-interest expense during 2000 as compared to 1999. Salary and employee benefits increased $235,000 or 23.5 % in the nine months ended September 30, 2000 as compared to the comparable period in 1999. This increase is primarily a result of having approximately six full time equivalent employees more during the first nine months of 2000 as compared to the first nine months of 1999. These employees were hired in the fourth quarter of 1999 and the first quarter of 2000 to staff the two new branches opened during these periods. In addition, five positions were hired to staff a new branch office that opened in April 1999 and thus these salaries were not reflected during the entire first nine months of 1999. Occupancy expense increased by $57,000 in the first nine months of 2000 as compared to the same period in 1999. This is primarily related to additional expenses related to the new branch office located in Cayce/West Columbia, South Carolina, which opened in November 1999, and the Gilbert office which opened in April 2000. Equipment expense increased from $166,000 for the nine months ended September 30, 1999 to $289,000 for the nine months ended September 30, 2000. This is a result of increased depreciation expense related to equipment in the new branch offices as well as additional data processing equipment placed in service during June 2000 as a result of the bank converting from an outsourcing environment to an in-house core processing environment at that time. Marketing and public relations expense increased by $35,000 or 24.0% in the nine months ended September 30, 2000 as compared to the comparable period in the prior year. This increase is a result of planned increases in advertising and marketing during 2000 as compared to 1999. Other non-interest expense increased $53,000 or
10.7 % in the nine months ended September 30, 2000 compared to the same period in the prior year. These included increases of $17,000 in telephone, $6,000 in postage, $6,000 in courier, $5,000 in dues $5,000 in meeting and professional development, $6,000 in supplies and $4,000 in correspondent charges. All of these increases are a result of increased volumes due to the growth in the bank and the additional cost of operating the new branches opened in late 1999 and 2000.

Comparison of Results of Operations for Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999:

         Net income for the third quarter of 2000 was $277,000, as compared to $222,000 during the comparable period in 1999. This increase, is primarily due to the increased level of earning asset and the improvement in the net interest margin during the two periods. Average earning assets were $98.2 million during the third quarter of 2000 as compared to $88.5 million during the third quarter of 1999. The table on page 18 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2000 and 1999

ITEM 2. CONTINUED                                                       PAGE 5


along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased from 7.24% in the third quarter of 1999 to 8.26% in the third quarter of 2000. As previously explained in the analysis of nine months results, there were four increases in prime rate during the fourth quarter of 1999 and first six months of 2000 that had an impact on overall impact on overall market rates. The cost of interest bearing liabilities was 4.72% in the third quarter of 2000 as compared to 3.84% during the third quarter of 1999. This increase was also a result of increasing market rates during the fourth quarter of 1999 and first half of 2000.

         Total non-interest income increased by $20,000 during the third quarter of 2000 as compared to the comparable period in 1999. Deposit service charges accounted for $31,000 of the increase in non-interest income due to the increased numbers of accounts in third quarter of 2000 as compared to the third quarter 1999. This was offset by a decrease in fees from the sale of non-deposit investment products of $19,000 in the third quarter of 2000 as compared to the third quarter 1999.

         Total non-interest expense increased by $130,000 in the third quarter of 2000 as compared to the same quarter of 1999. This increase is primarily a result of a $65,000 increase in salary and benefits expense and a $59,000 increase in equipment expense. The increase in salary and benefits is primarily a result of the increased staff included during the three months ended September 30, 2000 as compared to the same period in 1999. As previously mentioned a new branch was opened in November 1999 in Cayce/West Columbia, South Carolina and another in April 2000 in Gilbert, South Carolina. The increase in equipment expense relates to the depreciation on equipment in these two branch locations as well as equipment expense related to the conversion to in-house data processing mentioned previously.

Financial Position

         Assets totaled $110.1 million at September 30, 2000 as compared to $94.9 million at December 31, 1999 an increase of $15.2 million. Loans grew by $11.8 million during the nine months ended September 30, 2000, from $52.3 million to $64.1 million. This loan growth was funded by growth in deposits of $12.6 million from $77.0 million at December 31, 1999 to $89.6 million at September 30, 2000. Overnight funds grew by $3.5 million as of September 30, 2000 as compared to December 31, 1999. This was funded by the increase in deposits as well as increased short-term borrowings.


Liquidity and Capital Resources

The company's liquidity remains adequate to meet operating and loan funding

ITEM 2. CONTINUED                                                       PAGE 6


requirements. Federal funds sold and investment securities available-for sale represent 29.8% of total assets September 30, 2000. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 2000 the amount of certificates of deposits of $100,000 or more represented 25.4% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company's liquidity position in a relatively short period of time.

          The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering.. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank as well as fund the operating losses incurred by the three new branches until such time as there earning assets produce revenue that exceeds their fixed cost. The company management anticipates that the bank will remain a "well capitalized" institution. Shareholders' equity was 13.5% of total assets at September 30, 2000 as compared to 14.8% at December 31, 1999. The bank"s risked-based capital ratios of Tier 1, total capital and leverage ratio were 15.5%, 16.6% and 11.1%, respectively at September 30, 2000. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES


                                                   Three months ended September 30, 2000     Three months ended September 30, 1999
                                                ------------------------------------------   -------------------------------------
                                                   Average          Interest        Yield/     Average      Interest        Yield/
                                                   Balance         Earned/Paid      Rate       Balance     Earned/Paid       Rate
                                                ------------      ------------      ------     -------     ------------     ------
ASSETS
Earning assets
  Loans                                         $ 61,893,230      $1,461,580         9.47%   $ 48,037,284   $ 1,078,405      8.91%
  Securities:                                     29,480,193         449,138         6.11%     30,525,460       410,878      5.34%
  Federal funds sold and securities purchased
     under agreements to resell                    6,813,199         112,105         6.60%      9,977,531       126,914      5.05%
                                                -----------------------------------------    ------------------------------------
       Total earning assets                       98,186,622       2,022,823         8.26%     88,540,275     1,616,197      7.24%
                                                                  ------------------------                  ---------------------
Cash and due from banks                            3,279,424                                    2,893,243
Premises and equipment                             5,863,124                                    4,679,498
Other assets                                       1,026,837                                      820,070
Allowance for loan losses                           (817,132)                                    (652,423)
                                                ------------                                 ------------
       Total assets                             $107,538,875                                 $ 96,280,663
                                                ============                                 ============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts         $ 10,094,066          18,853         0.75%   $ 10,206,034        19,071      0.74%
  Money market accounts                           13,417,971         162,277         4.85%     10,815,667       111,894      4.10%
  Savings deposits                                 7,368,214          61,641         3.36%      8,704,491        75,168      3.43%
  Time deposits                                   40,454,827         578,941         5.74%     37,464,244       441,607      4.68%
  Other short term borrowings                      6,004,578          87,724         5.86%      2,675,298        28,287      4.19%
                                                -----------------------------------------    ------------------------------------
       Total interest-bearing liabilities         77,339,656         909,436         4.72%     69,865,734       676,027      3.84%
                                                                  -----------------------                   ---------------------
Demand deposits                                   14,810,612                                   12,086,788
Other liabilities                                    719,619                                      450,967
Shareholders' equity                              14,668,988                                   13,877,174
                                                ------------                                 ------------
       Total liabilities and shareholders'
         equity                                 $107,538,875                                 $ 96,280,663
                                                ============                                 ============

Net interest spread                                                                  3.55%                                   3.40%
Net interest income/margin                                        $1,113,387         4.55%                  $   940,170      4.21%
                                                                  ==========                                ===========

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES



                                                  Nine months ended September 30, 2000        Nine months ended September 30, 1999
                                                  --------------------------------------      -------------------------------------
                                                   Average           Interest    Yield/        Average        Interest       Yield/
                                                   Balance         Earned/Paid    Rate         Balance       Earned/Paid     Rate
                                                   -------         -----------   ------        -------       -----------      ----
ASSETS
Earning assets
  Loans                                         $ 57,869,772      $4,005,801      9.25%      $44,593,429      $2,958,041      8.87%
  Securities:                                     29,041,795       1,304,787      6.01%       29,433,709       1,199,500      5.45%
  Federal funds sold and securities purchased
    under agreements to resell                     6,109,714         288,311      6.31%        9,345,742         339,902      4.86%
                                                --------------------------------------       --------------------------------------
       Total earning assets                       93,021,281       5,598,899      8.05%       83,372,880       4,497,443      7.21%
                                                                  --------------------                        ---------------------
Cash and due from banks                            3,331,194                                   2,731,857
Premises and equipment                             5,715,327                                   4,295,577
Other assets                                       1,005,360                                     878,685
Allowance for loan losses                           (771,742)                                   (603,121)
                                                ------------                                 -----------
       Total assets                             $102,301,420                                 $90,675,878
                                                ============                                 ===========

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts           $ 10,381,606          57,896      0.75%      $10,459,375          63,731      0.81%
Money market accounts                             13,631,415         459,898      4.51%        9,441,475         288,202      4.08%
Savings deposits                                   7,981,103         200,369      3.36%        8,680,618         225,235      3.47%
Time deposits                                     37,481,890       1,509,961      5.39%       33,295,184       1,173,300      4.71%
Other short term borrowings                        4,115,074         170,182      5.53%        3,101,633          91,864      3.96%
                                                --------------------------------------       --------------------------------------
        Total interest-bearing liabilities        73,591,088       2,398,306      4.36%       64,978,285       1,842,332      3.79%
                                                                 ---------------------                       ---------------------
Demand deposits                                   13,714,267                                  11,357,785
Other liabilities                                    619,126                                     539,702
Shareholders' equity                              14,376,939                                  13,800,106
                                                ------------                                 -----------
        Total liabilities and shareholders'
          equity                                $102,301,420                                 $90,675,878
                                                ============                                 ===========

Net interest spread                                                               3.69%                                       3.42%
Net interest income/margin                                        $3,200,593      4.60%                       $2,655,111      4.26%
                                                                  ==========                                  ==========

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

         (b) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to shareholders to vote during the quarter ended September 30, 2000.

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

                  10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB)

                  10.8 First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the 1998 Annual Report on form 10KSB)

                  27       Financial Data Schedule (for SEC use only).

                           *Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FIRST COMMUNITY CORPORATION
                                 ---------------------------
                                          (REGISTRANT)



Date: November 7, 2000           By: /s/ Michael C. Crapps
     -----------------           ----------------------------------------------
                                 Michael C. Crapps
                                 President and Chief Executive Officer



                                 By: /s/ Joseph G. Sawyer
                                     ------------------------------------------
                                 Joseph G. Sawyer
                                 Senior Vice President, Principal Financial
                                 Officer