Form 10KSB40
period 2000-12-31
FIRST COMMUNITY CORP /SC/
filed 2001-03-27
CIK 932781

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934 (No fee required)
                   For the fiscal year ended December 31, 2000
                                             -----------------


   or
   Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
   For the transition period from ________ to ________
   Commission file no. 33-86258

                           FIRST COMMUNITY CORPORATION
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

     (803) 951-2265
     Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock as of March 15, 2001, held by non-affiliates of the registrant based on the average of the quoted bid and ask as of March 15, 2001, was $13,796,250.

The issuer's revenues for its most recent fiscal year were $8,322,780. 1,207,177 shares of the Issuer's common stock were issued and outstanding as of March 15, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants definitive Proxy Statement for its May 23, 2001 Annual Meeting of Shareholders, are incorporated by reference into Part III thereof.

Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [X]

PART I

Item 1.  Business.

GENERAL

First Community Corporation was incorporated as a South Carolina corporation on November 2, 1994, primarily to own and control all of the capital stock of First Community Bank, N.A. The company presently engages in no business other than owning and managing the bank. The bank is a national banking association, which, engages in a commercial banking business from its main office in Lexington, South Carolina and five branch offices in Richland and Lexington counties of South Carolina. The bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), and it is a member of the Federal Reserve System.

In July 1995, the Company completed its initial public offering of 688,077 shares of its common stock, at a price of $10.00 per share. On August 17, 1995, the bank opened for business. On July 10, 1998 the company closed a secondary offering in which it issued 517,500 shares of common stock. The net proceeds received in the secondary offering were approximately $6.6 million after deducting issuance costs. The proceeds were used to purchase properties and construct and outfit three branches over an eighteen month period. The estimated cost for the three branches was approximately $3.0 million. The remaining proceeds are being used to support initial loan growth at the three new branch offices, as well as the company's two existing branches, and for other general corporate purposes. During the first quarter of 2000 the company completed the expansion plan when it opened the third branch office in Gilbert, South Carolina. After opening the Gilbert office the bank had a total of five offices located in Lexington and Richland Counties of South Carolina. On February 9, 2001 the company acquired its sixth office when it purchased certain assets and assumed certain liabilities associated with the Chapin, South Carolina branch of Newberry Federal Savings Bank.


LOCATION AND SERVICE AREA

The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland and Lexington counties of South Carolina and the surrounding area. The bank has its main office located in the city of Lexington, South Carolina in Lexington County and five branch offices located in Forest Acres, Irmo, West Columbia, Gilbert and Chapin all of which are located in Lexington and Richland Counties. See Item II, ""Description of Properties.

Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U.
S. Census Bureau, Richland and Lexington Counties, which include the primary service areas for the existing six sites of the bank, had an estimated population in 1995 of 491,600. Lexington County had a population of 191,900 and Richland County had a population of 299,700. The principal components of the economy within the company's market areas are service industries, government, and wholesale and retail trade. The largest employers in the area each of which employs in excess of 3,000 people in the Midlands area, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation. The area has experienced steady growth over the past ten years and the company expects the area, as well as the service industry needed to support it, to continue to grow. Both Richland and Lexington Counties have one of the highest per capita incomes in the state, at $40,500 in 1995 compared to $29,000 for South Carolina as a whole.

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

The bank also offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The bank also makes real estate construction and acquisition loans. The bank originates fixed and variable rate mortgage loans in the name of a third party which, are sold into the secondary market. The bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral. The bank may not make any loans to any director, officer, employee or 10% shareholder of the company or the bank unless the loan is approved by the Board of Directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank offers non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through GAA Securities, Inc. The bank is associated with Star and Plus networks of automated teller machines and Mastermoney debit cards that may be used by bank customers throughout South Carolina and other regions. The bank also offers VISA and Mastercard credit card services through a correspondent bank as an agent for the bank.

The bank does not currently exercise trust powers, but can begin to do so with the prior approval of the OCC.

COMPETITION

The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere. As of December 31, 2000, there were fourteen commercial banks operating approximately 135 offices and three thrifts with a total of 7 offices in the Lexington and Richland county area.

The company faces increased competition from both federally chartered and state chartered financial institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the company's market area. A number of these competitors are well established in the Lexington and Richland County Area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive branch networks and established trust services that the bank does not currently provide. The bank is the only one of these institutions that is locally owned and operated. The Company believes that the community bank focus of the bank with its emphasis on service to small and medium size businesses, individual and professional concerns, gives it an advantage in this market.


EMPLOYEES

The bank presently has 46 full-time employees and three part-time employees. The company does not have any employees other than its officers, none whom receive any additional remuneration for their services to the company.


SUPERVISION AND REGULATION

         We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

GRAMM-LEACH-BLILEY ACT

         The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

FIRST COMMUNITY CORPORATION

         Because our holding company, First Community Corporation, owns the outstanding capital stock of our bank, our holding company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

-        banking and managing or controlling banks;
-        furnishing services to or performing services for our subsidiaries; and
- engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

-        acquiring substantially all the assets of any bank;
- acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
-        merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

-        making or servicing loans and certain types of leases;
-        engaging in certain insurance and discount brokerage activities;
-        performing certain data processing services;
- acting in certain circumstances as a fiduciary or investment or financial adviser;
-        owning savings associations; and
- making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in "First Community Bank, N.A. - Dividends." Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

FIRST COMMUNITY BANK, N.A.

         Our bank, First Community Bank, N.A., operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank's operations, including:

-        security devices and procedures;
-        adequacy of capitalization and loss reserves;
-        loans;
-        investments;
-        borrowings;
-        deposits;
-        mergers;
-        issuances of securities;
-        payment of dividends;
-        interest rates payable on deposits;
-        interest rates or fees chargeable on loans;
-        establishment of branches;
-        corporate reorganizations;
-        maintenance of books and records; and
- adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

-        internal controls;
-        information systems and audit systems;
-        loan documentation;
-        credit underwriting;
-        interest rate risk exposure; and
-        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days' prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank's capital and surplus and, as to all affiliates combined, to 20% of the bank 's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         Our bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Our bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

- the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
- the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
- the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
- the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
- the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
- the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

- the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
- the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."


         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:


-        submit a capital restoration plan;
-        raise additional capital;
-        restrict their growth, deposit interest rates, and other activities;
-        improve their management;
-        eliminate management fees; or
-        divest themselves of all or a part of their operations.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTY.

Lexington Property. The principal place of business of both the company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the bank's main office is a 2.29 acre plot of land. The site was purchased for $576,000. The company and the bank are operating in an 8500 square foot facility located on this site. In October 2000 the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300,000 for future expansion. This site is designed to allow the addition of 12,000 to 18,000 square feet to the facility at some future date and as needed.

Forest Acres Property. The bank operates a branch office facility at 4404 Forest Drive, Columbia, South Carolina 29206. The Forest Acres site is a .71 acre plot of land which was acquired at a cost of $376,000. The banking facility is approximately 4,000 square feet with a total cost of construction of approximately $545,000 including paving and landscaping.

Irmo Property. The bank operates a branch office facility at 1030 Lake Murray Boulevard, Irmo, South Carolina 29063. The Irmo site is approximately a 1.00 acre plot of land which was acquired at a cost of $449,000. The banking facility is approximately 3,200 square feet with a total cost of construction of approximately $630,000 including paving and landscaping

Cayce/West Columbia Property. The bank operates a branch office facility at 506 Meeting Street, West Columbia, South Carolina, 29169. The Cayce/West Columbia site is approximately a 1.25 acre plot of land which was acquired at a cost of $300,000. The banking facility is approximately 3,800 square feet with a total cost of construction of approximately $635,000 including paving and landscaping.

Gilbert Property. The company operates a branch office at 4325 Augusta Highway Gilbert, South Carolina 29054. The facility is an approximate 700 square foot modular unit located on an approximate one acre lot. The total cost of the land and construction was approximately $205,000.

Chapin Office. The company acquired a branch from another financial institution on February 9, 2001 located at 137 Amicks Ferry Rd., Chapin South Carolina 29036. The facility is approximately 2200 square feet and is located on three acres of land. The total cost of the facility and land was approximately $695,000.


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


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the "Common Stock"), of which 1,207,177 were issued and outstanding as of December 31, 2000. The stock is quoted on the OTC Bulletin Board under the trading symbol "FCCO.OB"

The company has never paid any dividends. It is anticipated that earnings will be retained for several years to expand the bank's capital base to support recent expansion and deposit growth and that no cash dividends will be paid on the company's stock for within the next year. Moreover, the National Banking Act limits dividend payments by national banks such as the bank, which in turn could limit the company's ability to pay dividends. The bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2000, the bank has $1,640,000 free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The following is a summary of stock prices for the company since the stock began to be quoted on the OTC Bulletin Board.

                   2000                                     High                Low
                   ----                                    -----                ---
                     First quarter                        $17.00             $15.00
                     Second quarter                       $17.37             $14.00
                     Third quarter                        $15.62             $14.00
                     Fourth quarter                       $15.25             $13.12

                   1999                                     High                Low
                   ----                                     ----                ---
                     First quarter                        $19.50             $16.50
                     Second quarter                       $19.25             $18.00
                     Third quarter                        $18.50             $17.00
                     Fourth quarter                       $17.75             $15.50

                   1998
                   ----
                     Third quarter                        $17.00             $15.00
                     Fourth quarter                       $17.00             $15.00


     The price listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of First Community Corporation, its directors or its officers with respect to, among other things: (i) First Community Corporation's financing plans, (ii) trends affecting First Community Corporation's financial condition or results of operations; (iii) First Community Corporation's growth strategy and operating strategy; (iv) the quality of our loan portfolio and (v) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in First Community Corporation's filings with the Securities and Exchange Commission.


GENERAL

First Community Corporation is a one bank holding company. The company commenced operations on November 2, 1994. The bank, the company's only subsidiary, began operations on August 17, 1995 from its first office located in Lexington, South Carolina. On September 14, 1995 the company opened its second office located in Forest Acres, South Carolina. The bank now has six offices, all of which are located in either Lexington County or Richland County, South Carolina. The company engages in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

The company expected to experience losses in the initial stages of operations. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable for each subsequent quarter through the fourth quarter of 2000. In 1998, the company raised additional capital through a secondary offering to be used for branch expansion in its target markets of Lexington and Richland counties. In July 1998 the company completed the offering, which raised approximately $6.6 million in additional capital. During 1999, in accordance with its planned expansion, the company opened one office in Irmo, South Carolina and a second in West Columbia, South Carolina and in the first quarter of 2000 opened a third in Gilbert, South Carolina. Upon opening the Gilbert location in the first quarter of 2000 the company had a total of five locations in Richland and Lexington Counties. On February 9, 2001 the company acquired the Chapin, South Carolina branch of Newberry Federal Savings Bank, which brings the total number of offices to six. The company is using the remaining proceeds of the secondary offering to support initial loan growth at each office and for other general corporate purposes. The company has grown from approximately $38.1 million in total assets, $15.9 million in loans, $30.9 million in deposits, and $5.8 million in shareholders" equity at December 31, 1996 to approximately $112.0 million in total assets, $68.0 million in loans, $92.7 million in deposits and $15.4 million in shareholders" equity at December 31, 2000. Comparisons of the company's and the bank's results for all of the periods presented, particularly with respect to their banking operations, should be made with an understanding of the company's short history. The following discussion is intended to assist the readers in understanding and evaluating the financial condition and results of operations of the company. This review should be read in conjunction company's financial statements and accompanying notes included elsewhere herein. This analysis provides an overview of the significant changes that occurred during the periods presented.


RESULTS OF OPERATIONS

The Company's net income was $984,000, or $0.80 diluted earnings per share, for the year ended December 31, 2000, as compared to a net income of $818,000, or $0.66 diluted earnings per share, for the year ended December 31, 1999, and $847,000 or $0.87 diluted earnings per share for the year ended December 31, 1998. The increase in net income for 2000 as compared to 1999 resulted primarily from two factors, which included an increase in the level of average earning assets of $11.0 million and a 26 basis point improvement in the net interest margin. During 1999 the company opened two new branches and a third in the first quarter of 2000. Throughout 2000 the initial investment in these offices continued to be leveraged and the initial monthly operating losses related to these branches continued to decline. Net interest income increased from $3.7 million in 1999 to $4.4 million in the year ended December 31, 2000. This increase resulted from an increase in average loan balances of approximately $13.9 million in 2000 as compared to 1999. Yields earned and rates paid on the various components of the balance sheet showed a increases in 2000 as compared to 1999. Earning assets averaged $95.3 million in 2000 as compared to $84.3 million in 1999. Non interest income increased from $481,000 in 1999 to $594,000 in 2000 due primarily to increased deposit service charges resulting from higher average deposit account balances. Non interest expense increased to $3.3 million in 2000 as compared to $2.7 million in 1999. This increase is primarily due to the cost associated with opening and staffing the three new branches for the entire year of 2000 as compared to 1999.

The decrease in net income from 1998 to 1999 resulted primarily from the cost associated with opening two new branches as well as a higher effective tax rate in 1999 as compared to 1998. The 1998 tax rate was affected by prior year net operating losses and was 6.6% of income before taxes in 1998 as compared to 34.8% in 1999. Net income in 1999 was positively affected by a $993,000 in net interest income. This increase resulted from an increase in all categories of earning assets in 1999 as compared to 1998. Earning assets averaged $84.3 million in 1999 as compared to $58.6 million in 1998. Non interest income increased from $436,000 in 1998 to $481,000 in 1999 due to increased deposit service charges and increases in fees related to non-deposit investment product sales. Non interest expense increased to $2.7 million in 1999 as compared to $2.0 million in 1998. This increase was primarily due to the cost associated with opening and staffing two new offices in 1999.


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

Net interest income totaled $4.4 million in 2000, $3.7 million in 1999, and $2.7 million in 1998. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.64% in 2000 as compared to 3.50% in 1999 and 3.57% in 1998. The reason for the increase in net interest income between 2000 and 1999 was primarily due to the $11.0 million increase in the level of earning assets between the two periods and a 26 basis point increase in the net interest margin. Similarly, the increase in net interest income between 1999 and 1998 was primarily due to the $25.6 million increase in the level of earning assets between the two periods offset slightly by a decrease in the net interest margin of 21 basis points. In 2000 loans represented 63.0% of average earning assets as compared to 54.7% in 1999. Loans typically provide a higher yield than other types of earning assets and thus one of the company's goals is to continue to grow the loan portfolio as a percentage of earning assets. The yield on earning assets increased from 7.32% in 1999 to 8.11% in 2000. The increase was primarily a result of the higher percentage of loans to earning assets as well as a increase in general market rates during the fourth quarter of 1999 and first half of 2000. This increase in yield on average earning assets was partially offset by an increase in the rate paid on interest-bearing liabilities to 3.82% in 1999 to 4.47% in 2000.

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

Average Balances, Income, Expenses and Rates


(In thousands)                                                                    Year ended December 31,
                                                          2000                      1999                          1998
                                            ------------------------------ -------------------------   ----------------------------
                                            Average      Income/   Yield/  Average  Income/   Yield/   Average    Income/    Yield/
                                            Balance      Expense    Rate   Balance  Expense    Rate    Balance    Expense     Rate
                                            -------      -------    ----   -------  -------   -----    -------    -------    -----
Assets
Earning assets
  Loans                                    $  60,001     $5,586     9.31%  $46,064   $4,093     8.89%  $ 33,641    $3,152      9.37%
  Securities                                  29,002      1,743     6.01%   29,917    1,660     5.55%    17,561     1,032      5.88%
  Federal funds sold and
   purchased under agreement
   to resell                                   6,249        399     6.39%    8,284      411     4.96%     7,411       395      5.33%
                                           ------------------------------ ---------------------------  -----------------------------
   Total earning assets                       95,252      7,728     8.11%   84,265    6,164     7.32%    58,613     4,579      7.81%
                                                        -----------------           -----------------             ------------------
Cash and due from banks                        3,307                         2,913                        1,900
Premises and equipment                         5,808                         4,521                        3,149
Other assets                                   1,015                           882                          452
Allowance for loan losses                       (791)                         (624)                                 (4640)
                                           ---------                       -------                     --------    ------
       Total assets                        $ 104,591                       $91,957                     $ 63,650
                                           =========                       =======
Liabilities
Interest-bearing liabilities
  Interest-bearing transaction accounts    $  10,654     $   90     0.84%  $10,168   $   81     0.80%  $  5,987    $   69      1.15%
  Money market accounts                       13,736        630     4.59%   10,773      441     4.09%     7,832       341      4.35%
  Savings deposits                             7,525        251     3.34%    8,633      298     3.45%     7,232       270      3.73%
  Time deposits                               39,011      2,158     5.53%   33,193    1,567     4.72%    21,045     1,101      5.23%
  Other short term borrowings                  4,014        224     5.58%    3,012      125     4.15%     3,121       139      4.45%
                                           ------------------------------ ---------------------------  -----------------------------
     Total interest-bearing liabilities       74,940      3,353     4.47%   65,779    2,512     3.82%    45,217     1,920      4.25%
                                                         ---------------              --------------                ---------------
Demand deposits                               14,422                        11,770                        8,260
Other liabilities                                673                           553                          417
Shareholders' equity                          14,556                        13,855                        9,756
                                           ---------                        ------                      -------
     Total liabilities and shareholders'
       equity                               $104,591                       $91,957                      $63,650
                                            ========                       =======                      =======
Net interest spread                                                 3.64%                       3.50%                          3.57%
Net interest income/margin                               $4,375     4.59%             $3,652    4.33%              $2,659      4.54%
                                                         ------                       ------                       ------


1) All loans and deposits are domestic. The company had no nonaccrual loans during the periods presented

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.


(In thousands)
                                                           2000 versus 1999                     1999 versus 1998
                                                      Increase (decrease ) due to           Increase (decrease ) due to
                                                    ------------------------------      -----------------------------------
                                                     Volume       Rate      Net          Volume       Rate          Net
                                                    ------------------------------      -----------------------------------

Assets
Earning assets
  Loans                                            $ 1,290       $ 202     $ 1,492       $ 1,094       $(152)      $   942
  Investment securities                                (48)        131          83           682         (55)          627
  Federal funds sold and securities purchased
    under agreements to resell                          63         (74)        (11)           39         (23)           16
                                                                           -------                                   -----
        Total earning assets                           851         713       1,564         1,855        (270)        1,585
                                                                           -------                                   -----
Interest-bearing liabilities
  Interest-bearing transaction accounts                  4           5           9            22         (10)           12
  Money market accounts                                131          58         189           119         (19)          100
  Savings deposits                                     (37)        (10)        (47)           46         (18)           28
  Time deposits                                        298         293         591           561         (95)          466
  Other short term borrowings                           49          50          99            (5)         (9)          (14)
                                                                            ------                                   -----
     Total interest-bearing liabilities                377         464         841           760        (168)          592
                                                                            ------                                   -----

Net interest income                                                        $   723                                   $ 993
                                                                           =======                                   =====

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

         The following table illustrates the company's interest rate sensitivity at December 31, 2000.

Interest Sensitivity Analysis

    Interest Sensitivity Analysis
(In thousands)

                                                                         December 31, 2000
                                         ----------------------------------------------------------------------------------
                                                           After         After Six                 Greater
                                                           Three          Through                  Than One
                                           Within         Through         Twelve       Within      Year or
                                         Three Months    Six Months       Months      One Year    Nonsensitive       Total
                                         ------------    ----------       ------      --------    ------------       ------
Assets
Earning assets
    Loans                                 $ 20,817       $  4,203       $  4,168       $ 29,188       $38,796      $ 67,984
    Securities                               3,341          1,859          3,506          8,706        20,029        28,735
    Federal funds sold and securities
      purchased under agreements to
      resell                                 5,201                                        5,201                       5,201
                                          --------       --------       --------       --------       -------      --------
Total earning assets                        29,359          6,062          7,674         43,095        58,825       101,920
                                          --------       --------       --------       --------       -------      --------

Liabilities
Interest bearing liabilities
   Interest bearing deposits
   NOW accounts                              1,694          1,694          3,388          6,776         6,778        13,554
   Money market accounts                    14,299                                       14,299                      14,299
   Savings deposits                            661            661          1,321          2,643         2,642         5,285
   Time deposits                            21,088          6,851          8,866         36,805         5,589        42,394
                                          --------       --------       --------       --------       -------      --------
Total interest-bearing deposits             37,742          9,206         13,575         60,523        15,009        75,532
   Other short term borrowings               3,073                                        3,073                       3,073
                                          --------       --------       --------       --------       -------      --------
Total interest-bearing liabilities          40,815          9,206         13,575         63,596        15,009        78,605
                                          --------       --------       --------       --------       -------      --------

Period gap                                $(11,456)      $ (3,144)      $ (5,901)      $(20,501)      $43,816      $ 23,315
Cumulative gap                            $(11,456)      $(14,600)      $(20,501)      $(20,501)      $23,315      $ 23,315
Ratio of cumulative gap to total
   earning assets                            (11.2)%        (14.3)%        (20.1)%        (20.1)%        22.9%         22.9%

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

At December 31, 2000 and 1999, the allowance for loan losses amounted to $873,000 and $704,000, respectively. This represents 1.29% and 1.35% of outstanding loans at December 31, 2000 and 1999, respectively. There were no non-accrual, restructured or other non-performing loans at December 31, 2000, 1999 or 1998. In addition, there was $336,000, $4,000 and $3,000 in loans delinquent greater than 30 days at December 31, 2000,1999 and 1998, respectively. There were no loans greater than 90 days delinquent during any of these periods. The provision for loan losses was $161,000, $210,000 and $179,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The provision was made based on management's assessment of general loan loss risk and asset quality.


Allowance For Loan Losses

               (Dollars in thousands)                             Year ended December 31,
                                                            -----------------------------------
                                                               2000         1999        1998
                                                            --------       -------      -------
               Average loans outstanding                    $ 60,001       $46,064      $33,641
                                                            ========       =======      =======
               Loans outstanding at period end              $ 67,984       $52,297      $40,819
                                                            ========       =======      =======
               Total non-performing loans                         --            --           --
                                                            ========       =======      =======
               Beginning balance of allowance               $    704       $   532      $   380
               Loans charged-off:
                 1-4 family residential mortgage                  --            --           --
                 Home equity                                      --            --           --
                 Commercial                                        5            26           28
                 Leases                                           --            --            2
                 Installment & credit card                         2            15            4
                                                            --------       -------      -------
                    Total loans charged-off                        7            41           34
                                                            --------       -------      -------
               Recoveries:
                 1-4 family residential mortgage                  --            --           --
                 Home equity                                      --            --           --
                 Commercial                                       14             3           --
                 Leases                                           --            --            7
                 Installment & credit card                         1            --           --
                                                            --------       -------      -------
                    Total recoveries                              15             3            7
                                                            --------       -------      -------
               Net loans charged off (recovered)                  (9)           38           27
                                                            --------       -------      -------
               Provision for loan losses                         161           210          179
                                                            --------       -------      -------
               Balance at period end                        $    873       $   704      $   532
                                                            ========       =======      =======
               Net charge-offs to average loans                 (.02%)        0.08%        0.08%
               Allowance as percent of total loans              1.28%         1.35%        1.30%
               Non-performing loans as % of total loans           --            --           --
               Allowance as % of non-performing loans             --            --           --

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 2000, the company had one loan considered by management to be a potential problem loan. The loan is in the amount of $263,000 and is secured by real estate. Management does not anticipate incurring a loss on this loan. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

Noninterest Income. The company's primary source of noninterest income is service charges on deposit accounts. In addition, the company originates mortgage loans that are closed in the name of a third party for which the company receives a fee. Other sources of noninterest income is derived from commissions on sale of non-deposit investment products, bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 2000, was $594,000 as compared to $481,000 for 1999. This increase is primarily a result of the growth in deposit account balances and the related deposit account fees. Deposit account fees amounted to $334,000 in 2000 as compared to $229,000 in 1999. Commissions on the sale of non-deposit investment products decreased to $77,000 in 2000 from $85,000 in 1999. This decrease was offset by increases of $6,000 and $7,000 in customer check sales and loan charges, respectively in 2000 as compared to 1999. Mortgage loan fees increased slightly from $84,000 in 1999 to $88,000 in 2000. The company continues to place emphasis on this source of revenue in an effort to increase mortgage loan fee income and commissions on the sate of non-deposit investment products. The company initiated its program for the sale of non-deposit investment products during the first quarter of 1998.

Noninterest income amounted to $436,000 in 1998. The increase in 1999 as compared to 1998 is also attributable to increased deposit account balances and the related deposit account fees as well as an increase in commissions on sale of non-deposit investment products of $44,000. Mortgage loan origination fees decreased to $84,000 in 1999 as compared to $119,000 in 1998. This decrease was a result of the low mortgage loan rate environment in 1998 and the substantial amount of homeowner refinancing that occurred in 1998 as compared to 1999

Noninterest Expense. In the very competitive financial services market of recent years, management recognizes the need to place a great deal of emphasis on expense management and will continue to evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased to $3,306,000 for the year ended December 31, 2000 from $2,669,000 for the year ended December 31, 1999. Salary and employee benefits increased $302,000 in 2000 as compared to 1999. This increase results primarily from the company's expansion focus implemented in 1999 whereby two new branch offices were opened and a third opened in the first quarter of 2000. The new branches opened in 1999 added approximately nine full time equivalent positions within the company and as a result these staff are reflected in operations for the entire year of 2000 and only a portion of the year of 1999. The branch opened in 2000 added four full time positions. In addition, the company brought its data processing operations in-house in 2000 whereas prior to June of 2000 the data processing was outsourced to a third party vendor. As a result two full time positions were added. The company had 46 full time staff at December 31, 2000 as compared to 33 full time staff at December 31, 1999. Occupancy expense increased to $247,000 for the year ended December 31, 2000 as compared to $172,000 in the previous year. This increase is a result of having the expenses such as depreciation and utilities related to the two new branches for the entire year of 2000 and the third for three quarters of the year. Equipment expense increased to $408,000 in 2000 as compared to $235,000 in 1999. Along with the equipment cost relative to the new branches included for the entire year the decision to bring data processing in-house resulted in increased equipment expense. The initial five year term of the companies outsourced data processing contract expired in 2000 and the renewal of the contract was going to result in a substantial increase by the service provider. It is believed by bringing data processing in-house management will be in a position to better control the data processing cost in the future. Other expense increased to $761,000 for the year ended December 31, 2000 as compared to $692,000 in 1999. This increase resulted primarily from increases in telephone expense of $25,000 postage of $8,000, courier expense of $8,000 and dues and subscriptions of $11,000. All of these costs are a result of the continued growth in the company's customer base and branch network.

Noninterest expense increased from $2.0 million for the year ended December 31, 1998 to $2.7 million for the year ended December 31, 1999. Salary and employees benefits increased $328,000 in 1999 as compared to 1998. This increase results primarily from the company's expansion focus in 1999, whereby two new offices were opened and a third was under construction. In 1999 the two new branches added approximately nine new full time positions within the company. In addition, normal merit increases contributed to the increased salary and employee benefit expense. The company also increased its matching program to the existing 401(k) plan during 1999 whereby it began matching 50% of the employees contribution up to 6%. In 1998 the match was only up to 4%. Occupancy expense increased from $118,000 in 1998 to $172,000 in 1999. This increase is directly attributable to the increased expenses related to the two new offices opened in 1999. Equipment expense increased from $180,000 in 1998 to $235,000 in 1999. This increase is primarily a result of increased depreciation and maintenance expenses on equipment purchased for the new offices. Marketing and public relations expense increased to $182,000 in 1999 as compared to $132,000 in 1998. This increase is attributable to planned budgeted increases in advertising including more radio advertising as well as introducing the company's first television advertisement spots. Other expense increased to $692,000 in 1999 as compared to $518,000 in 1998. This increase is primarily attributable to increases professional fees of $41,000, supplies of $30,000 postage of $16,000, telephone of $15,000, contributions of $11,000 and correspondent charges of $9,000. Professional fees increased as a result of fees paid to consultants for year 2000 validation testing. and assistance with an evaluation of the company's data processing system. In addition the fees paid for the bank's regulatory exam increased as it is based on asset size. Supplies, postage, telephone, contributions and correspondent charges increased due to the asset growth of the company as well as the addition of the two new offices during 1999.

The following table sets forth for the periods indicated the primary components of non-interest expense:

               (In thousands)
                                                       Year ended December 31,
                                                    ----------------------------
                                                     2000       1999       1998
                                                    ------     ------     ------
               Salary and employee benefits         $1,691     $1,389     $1,061
               Occupancy                               247        172        118
               Equipment                               408        235        180
               Marketing and public relations          198        182        131
               Data processing - service bureau        137        156        149
               Supplies                                 87         86         56
               Telephone                                64         39         25
               Correspondent services                   60         59         51
               Insurance                                60         49         39
               Professional fees                        86         83         42
               Postage                                  56         49         33
               Other                                   211        170        125
                                                    ------     ------     ------
                                                    $3,305     $2,669     $2,010
                                                    ======     ======     ======

Income Tax Expense

Income tax expenses for the year ended December 31, 2000 were $520,000 or 34.6% of income before taxes as compared to $436,000 and 34.8% of income before taxes for the year ended December 31, 1999. Income taxes for 1998 were only $60,000 or 6.6% of income before taxes. During 1998 the company had a net operating loss carry forward of approximately $733,000. The company had fully offset the deferred tax assets resulting primarily from the net operating loss carry forwards by a valuation allowance in the same amount for each of the years prior to December 31, 1997. In 1998, the company eliminated the remaining valuation allowance, which reduced income tax expense. The realization of a deferred tax benefit by the company as a result of net operating losses depends upon having sufficient taxable income of an appropriate character in the carry forward periods. The company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is "more likely than not that the tax benefit will be realized. At the current established federal and state statutory income tax rates it is anticipated that income tax expense for the company will remain approximately 34.5% to 35.0% of income before taxes in the future.

Financial Position

Total assets at December 31, 2000 were $112.0 million as compared to $94.9 million at December 31, 1999. Average earning assets increased to $95.3 million during 2000 as compared to $84.3 million during 1999. Asset growth included a net increase in loans of $15.9 million a compared to 1999. Net property and equipment increased by $700,000 as a result of opening and equipping one new office bringing data processing equipment in-house and acquiring approximately
2.0 acres of land adjacent to our main office facility in Lexington for $300,000 during 2000. The land acquisition was to provide space for expanding operation facilities in the future as needed. The growth in the various asset categories was funded by an increase in deposit account balances of $15.8 million. Shareholders' equity totaled $15.4 million at December 31, 2000 as compared to $14.0 million at December 31, 1999. This increase was a result of retained net income of $984,000 and a reduction of the unrealized loss on available for sale securities of $344,000 during 2000.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the bank's goals is to have loans be the largest category of the bank's earning assets. At December 31, 2000 loans accounted for 66.7% of earning assets as compared to 60.9% of earning assets at December 31, 1999. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. However, the bank tries to achieve its asset mix goals without sacrificing asset quality. Loans averaged $60.0 million during 2000, as compared to $46.1 million in 1999.

     The following table shows the composition of the loan portfolio by category:


        (In thousands)

                                                                         December 31,
                                                 --------------------------------------------------------------------------------
                                                           2000                          1999                      1998
                                                 ------------------------       ------------------------ ------------------------
                                                   Amount         Percent       Amount          Percent    Amount        Percent
                                                 ---------        -------       ------          -------- ---------       --------
        Commercial, financial & agricultural     $ 12,414           18.3%      $ 10,833          20.7%   $   8,865          21.7%
        Real estate:
           Construction                             3,879            5.7%         4,943           9.5%       3,873           9.5%
           Mortgage - residential                   8,327           14.9%         7,849          15.0%       6,538          16.0%
           Mortgage - commercial                   31,525           43.7%        20,140          38.5%      15,305          37.5%
        Consumer                                   11,839           17.4%         8,532          16.3%       6,238          15.3%
                                                 -----------------------      -----------------------    -----------------------
             Total gross loans                     67,984          100.0%        52,297         100.0%      40,819         100.0%
        Allowance for loan losses                    (873)        ======           (704)       ======         (532)       ======
                                                 --------                     ---------                  ---------
             Total net loans                     $ 67,111                     $  51,593                  $  40,287
                                                 ========                     =========                  =========

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The company follows the common practice of financial institutions in the company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally the company limits the loan-to-value ratio to 80%. The principal components of the company's loan portfolio, at year-end 2000 and 1999, were commercial mortgage loans in the amount of $29.7 million and $20.1 million, representing 43.7% and 38.5% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. Due to the short term the loan portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix. Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity for the Company. The following table sets forth the company's loans maturing within specified intervals at December 31, 2000.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES



(In thousands)
                                                             December 31, 2000
                                            -----------------------------------------------------
                                                           Over One
                                            One Year     Year Through      Over
                                            or Less       Five Years    Five Years       Total
                                            -------      ------------   -----------      -------
Commercial, financial & agricultural        $ 4,509        $ 7,677        $   227        $12,413
Real estate - construction                    2,583          1,296             --          3,879
All other loan                                7,597         37,707          6,388         51,692
                                            -------        -------        -------        -------
                                            $14,689        $46,680        $ 6,615        $67,984
                                            =======        =======        =======        =======

Loans maturing after one year with:
    Fixed interest rates                                                                 $43,380
    Floating interest rates                                                                9,915
                                                                                         -------
                                                                                         $53,295
                                                                                         =======


The information presented in the above table is based on the contractual maturities of the individual loans including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the company's total earning assets. Total securities averaged $29.0 million in 2000, as compared to $29.9 million in 1999. This represents 30.4% and 35.5% of the average earning assets for the year ended December 31, 2000 and 1999, respectively. The objective of the company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 2000, the weighted average life of the portfolio was 2.5 years and the weighted average tax equivalent yield was 6.1%. The Company primarily invests in U.S. Treasury securities and securities of other U. S. Government agencies with maturities up to five years. In 1998, as a result of utilizing all prior net operating losses the company began investing in South Carolina state and local government obligations with maturities of up to 15 years.

     The following table shows, at carrying value, the scheduled maturities and average yields of securities held.


Investment Securities Maturity Distribution and Yields (1)



(In thousands)

                                                                            December 31, 2000
                                        ----------------------------------------------------------------------------------------
                                                                   After One But          After Five But
                                          Within One Year        Within Five Years        Within Ten Years      After Ten Years
                                        --------------------    -------------------      ------------------    -----------------
Held-to-maturity:                        Amount        Yield    Amount        Yield       Amount      Yield     Amount     Yield
                                        --------       -----    ------        -----      -------      -----    -------     -----
    U.S. government agencies            $   --                $ 1,500          6.19     $      --               $   --
    State and local government              --                    363          6.42%          566       6.45       599      7.30%
                                        ----------------------------------------------------------------------------------------
Total investment securities held-to-
    maturity                                --                  1,863          6.23%          566       6.45       599      7.30%
                                        ----------------------------------------------------------------------------------------
   U.S. treasury                         6,392         5.76%    1,512          6.01%           --                   --
   U.S. government agencies              1,789         5.47%   11,409          6.27%           --
   Mortgage-backed securities               24         5.50%      407          6.35%        1,530       6.48     2,055      6.22%
   Other                                    --                     --                          --                  589      6.25%
                                        ----------------------------------------------------------------------------------------
Total investment securities
   available-for-sale                    8,205         5.69%   13,328          6.08%        1,530       6.48     2,644      6.23%
                                        ----------------------------------------------------------------------------------------
Total investment securities             $8,205         5.69%  $15,191          6.09%    $   2,096       6.47    $3,243      6.42%
                                        ========================================================================================



         (1) Investments with a call feature are shown as of the contractual maturity date.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell, averaged $6.2 million in 2000, as compared to $8.3 million in 1999. At December 31, 2000, short-term investments totaled $5.2 million. These funds are a primary source of the company's liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits were $89.4 million during 2000, compared to $74.5 million during 1999. Average interest-bearing deposits were $70.9 million in 2000, as compared to $62.8 million in 1999.

     The following table sets forth the deposits of the Company by category.

   DEPOSITS


(thousands)                                                          December 31,
                                    ---------------------------------------------------------------------------
                                            2000                       1999                      1998
                                    ---------------------       ---------------------     ---------------------
                                                    % of                      % of                        % of
                                      Amount       Deposits     Amount       Deposits     Amount       Deposits
                                    --------       --------     ------       --------     ------      ---------
Demand deposit accounts               $17,222        18.8%      $12,232        15.9%      $10,449        18.7%
NOW accounts                           13,554        14.8%        9,113        11.9%        6,060        10.8%
Money market accounts                  14,299        14.5%       15,160        19.7%        9,223        16.5%
Savings accounts                        5,285         5.8%        8,030        10.4%        8,623        15.4%
Time deposits less than $100,000       20,779        22.6%       15,084        19.6%       13,595        24.3%
Time deposits more than $100,000       21,615        23.5%       17,352        22.5%        8,056        14.3%
                                      -------------------       -------------------       -------------------
                                      $91,754       100.0%      $76,971       100.0%      $56,006       100.0%
                                      ===================       ===================       ===================


Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the company's loan portfolio and other earning assets. The company's core deposits were $70.1 million and $59.6 million at December 31, 2000 and 1999, respectively. A stable base of deposits are expected to be the company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

     The maturity distribution of the company's time deposits is shown in the following table.

MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSIT OF $100,000 OR MORE


(In thousands)                                          December 31, 2000
                               --------------------------------------------------------------------
                                             After Three    After Six         After
                               Within Three    Through       Through         Twelve
                                  Months      Six Months   Twelve Months      Months         Total
                               ------------  -----------   -------------     -------        -------
Certificates of deposit of
   $100,000 or more               $13,274        $1,559        $1,704        $   815        $17,352
Other time deposits of
   $100,000 or more                    --            --            --             --             --
                                  -------        ------        ------        -------        -------
                                  $13,274        $1,559        $1,704        $   815        $17,352
                                  =======        ======        ======        =======        =======

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

Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase, the treasury tax and loan note option and Federal Home Loan Bank advances. These borrowings averaged $4.0 million and $3.0 million during 2000 and 1999, respectively. The repurchase agreements are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. Repurchase agreements averaged $3.2 million and $2.7 million during 2000 and 1999, respectively. During 1999 the bank became a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta) and as such has access to advances from the FHLB Atlanta for various terms and amounts. During 2000 the average outstanding advances amounted to $594,000. The company also has short-term borrowings provided through a U.S. Treasury demand note associated with a treasury tax and loan account.

Capital

Total shareholders' equity as of December 31, 2000 was $15.4 million, an increase of $1.3 million or approximately 9.2% compared with shareholders' equity of $14.0 million as of December 31, 1999. This increase was attributable to net income for the year ended December 31, 2000 of $984,000 and a decrease of the net unrealized loss of $344,000 net of tax effect in the market value of investment securities available-for-sale.

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


                               ANALYSIS OF CAPITAL
                                 (IN THOUSANDS)

                                        REQUIRED          ACTUAL                                   EXCESS
                              ------------------          ------                       ------------------
                              AMOUNT           %          AMOUNT          %            AMOUNT           %
THE BANK:
December 31, 2000
Risk Based Capital
        Tier I                 $3,167         4.0%        $11,980        15.1%        $ 8,813        11.1%
        Total Capital           6,334         8.0%         12,854        16.2%          6,520         8.2%
Tier I Leverage                 3,276         3.0%         11,980        11.0%          8,704         8.0%



December 31, 1999
        Tier I                 $2,496        4.00%        $11,105        17.8%        $ 8,609        13.8%
        Total Capital           4,992        8.00%         11,808        18.9%          6,816        10.9%
Tier I Leverage                 2,814        3.00%         11,105        11.8%          8,291         8.8%


                                        REQUIRED          ACTUAL                                   EXCESS
                              ------------------          ------                       ------------------
                              AMOUNT           %          AMOUNT         %             AMOUNT           %
THE COMPANY:
December 31, 2000
Risk Based Capital
        Tier I                 $3,186        4.00%        $15,371        19.3%        $12,185        15.3%
        Total Capital           6,374        8.00%         16,245        20.4%          9,871        12.4%
Tier I Leverage                 3,348        3.00%         15,371        13.8%         12,023        10.8%

December 31, 1999
Risk Based Capital
        Tier I                 $2,515        4.00%        $14,387        22.8%        $11,872        18.8%
        Total Capital           5,031        8.00%         15,091        24.0%         10,060        16.0%
        Tier I Leverage         2,884        3.00%         14,387        15.0%         11,503        12.0%



On July 10, 1998 the Company closed a secondary offering in which 517,500 additional shares were issued with proceeds after offering expenses of approximately $6.6 million. Approximately $4.1 million of the proceeds from this offering were used to provide additional capital to the bank. The company is using the proceeds of the secondary offering to support its continued growth and believe that its capital resources are adequate to meet its operating needs.


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

With the successful completion of the common stock offering in 1995 and the secondary offering completed in July 1998, the company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the company and the bank needed for operations. The company's funds sold position, its primary source of liquidity, averaged $6.2 million during the year ended December 31, 2000, and was $5.2 million at December 31, 2000. The company also maintains federal funds purchased lines, in the amount of $4.5 million with several financial institutions, although these have not been utilized in 2000. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets which would be collateralized by a pledge against specific investment securities. Management regularly reviews the liquidity position of the company and has implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term liquidity needs successfully.


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


Recent Events

On February 9, 2001 the bank acquired certain assets and assumed certain liabilities of the Chapin branch of Newberry Federal Savings Bank. The acquisition was accounted for as a purchase transaction. The total deposits assumed was approximately $13.2 million. The premium paid for the deposit liabilities and other intangibles amounted to approximately $1.2 million and will be written off over a period of seven years. Assets purchased included the land, office facility and equipment at a cost of approximately $695,000. The total amount of loans acquired in the transaction were immaterial.

Item 7. Financial Statements

REPORT OF INDEPENDENT AUDITOR
The Board of Directors
First Community Corporation
Lexington, South Carolina

I have audited the accompanying balance sheets of First Community Corporation as of December 31, 2000 and 1999, and the related statements of operations, statements of comprehensive income, changes in shareholders" equity and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 2000 and 1999 and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.



/s/ Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 11, 2001, except as to note 16
The date of which is March 14, 2001

                           FIRST COMMUNITY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                          2000                    1999
                                                                                     --------------           -------------
             ASSETS
Cash and due from banks                                                              $    3,783,521           $   3,397,667
Federal funds sold and securities purchased under
  agreements to resell                                                                    5,201,070               2,795,877
Investment securities - available for sale                                               25,706,862              27,685,091
Investment securities - held to maturity (market value of
  $2,991,706 and $2,904,200 at  December 31,
  2000 and 1999, respectively)                                                            3,028,169               3,036,993
Loans                                                                                    67,983,785              52,297,124
Less,  allowance for loan losses                                                            873,356                 703,993
                                                                                     --------------           -------------
   Net loans                                                                             67,110,429              51,593,131
Property, furniture and equipment - net                                                   6,052,041               5,362,994
Other assets                                                                              1,103,416               1,017,146
                                                                                     --------------           -------------
    Total assets                                                                     $  111,985,508           $  94,888,899
                                                                                     ==============           =============

          LIABILITIES
Deposits:
  Non-interest bearing demand                                                        $   17,222,354           $  12,231,819
  NOW and money market accounts                                                          27,852,891              24,273,370
  Savings                                                                                 5,285,326               8,029,741
  Time deposits less than $100,000                                                       20,779,078              15,084,459
  Time deposits $100,000 and over                                                        21,615,047              17,351,835
                                                                                     --------------           -------------
     Total deposits                                                                      92,754,696              76,971,224

Securities sold under agreements to repurchase                                            2,949,400               1,657,500
Other borrowed money                                                                        124,080               1,771,956
Other liabilities                                                                           788,568                 447,497
                                                                                     --------------           -------------
    Total liabilities                                                                    96,616,744              80,848,177
                                                                                     --------------           -------------

            SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
    shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 December 31, 2000 and 1999, respectively                                    1,207,177               1,207,177
Additional paid in capital                                                               12,248,087              12,248,087
Retained earnings                                                                         1,916,237                 932,192
Accumulated other comprehensive income (loss)                                                (2,737)               (346,734)
                                                                                     --------------           -------------
    Total shareholders' equity                                                           15,368,764              14,040,722
                                                                                     --------------           -------------
    Total liabilities and shareholders' equity                                       $  111,985,508           $  94,888,899
                                                                                     ==============           =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year Ended December 31,
                                                                           2000              1999               1998
                                                                      ------------       ------------       ------------
Interest income:
  Loans, including fees                                               $  5,586,231       $  4,093,322       $  3,151,523
  Investment securities - available-for-sale                             1,574,914          1,511,857            896,309
  Investment securities - held-to-maturity                                 167,869            148,275            136,245
  Federal funds sold and securities purchased
    under resale agreements                                                379,790            401,675            394,742
  Other                                                                     19,555              8,864                 --
                                                                      ------------       ------------       ------------
       Total interest income                                             7,728,359          6,163,993          4,578,819
                                                                      ------------       ------------       ------------

Interest expense:
  Deposits                                                               3,129,006          2,386,683          1,780,634
  Securities sold under agreement to repurchase                            178,026            110,375            134,800
  Other borrowed money                                                      45,666             14,784              4,117
                                                                      ------------       ------------       ------------
      Total interest expense                                             3,352,698          2,511,842          1,919,551
                                                                      ------------       ------------       ------------
      Net interest income                                                4,375,661          3,652,151          2,659,268
      Provision for loan losses                                            160,500            210,000            179,000
                                                                      ------------       ------------       ------------
      Net interest income after provision for loan losses                4,215,161          3,442,151          2,480,268
                                                                      ------------       ------------       ------------

Non-interest income:
  Deposit service charges                                                  333,720            228,503            205,236
  Mortgage origination fees                                                 88,070             84,247            118,608
  Other                                                                    172,631            168,673            112,561
                                                                      ------------       ------------       ------------
      Total non-interest income                                            594,421            481,423            436,405
                                                                      ------------       ------------       ------------

Non-interest expense:
  Salaries and employee benefits                                         1,690,740          1,389,007          1,061,502
  Occupancy                                                                247,341            171,895            118,351
  Equipment                                                                408,153            234,869            179,982
  Marketing and public relations                                           198,475            181,743            131,545
  Other                                                                    761,135            691,570            518,436
                                                                      ------------       ------------       ------------
      Total non-interest expense                                         3,305,844          2,669,084          2,009,816
                                                                      ------------       ------------       ------------

Net income before tax                                                    1,503,738          1,254,490            906,857
Income taxes                                                               519,693            436,327             59,924
                                                                      ------------       ------------       ------------
     Net income                                                       $    984,045       $    818,163       $    846,933
                                                                      ============       ============       ============

Basic earnings per common share                                       $       0.82       $       0.68       $       0.90
                                                                      ============       ============       ============
Diluted earnings per common share                                     $       0.80       $       0.66       $       0.87
                                                                      ============       ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FIRST COMMUNITY CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                                       Accumulated
                                                                           Additional                     Other
                                               Shares        Common         Paid-in      Retained     Comprehensive
                                               Issued         Stock         Capital       Earnings       Income          Total
                                             ----------    -----------    -----------   -----------   -------------   ------------
Balance December 31, 1997                       689,677    $   689,677    $ 6,155,237   $  (732,904)    $   2,843     $  6,114,853
Net income                                                                                  846,933                        846,933
Issuance of common stock                        517,500        517,500      6,092,850                                    6,610,350
Other comprehensive income,
  net of tax - unrealized gain on
  available-for-sale securities                                                                            40,208           40,208
                                             ----------    -----------    -----------   -----------     ---------     ------------
Balance December 31, 1998                     1,207,177      1,207,177     12,248,087       114,029        43,051       13,612,344
Net income                                                                                  818,163                        818,163
Other comprehensive income,
  (loss) net of tax - unrealized loss on
  available-for-sale securities                                                                          (389,785)        (389,785)
                                             ----------    -----------    -----------   -----------     ---------     ------------
Balance December 31, 1999                     1,207,177      1,207,177     12,248,087       932,192      (346,734)      14,040,722
Net income                                                                                  984,045                        984,045
Other comprehensive income,                                                                                                     --
  net of tax - unrealized gain on                                                                                               --
  available-for-sale securities                                                                           343,997          343,997
                                             ----------    -----------    -----------   -----------     ---------     ------------
Balance December 31, 2000                     1,207,177    $ 1,207,177    $12,248,087   $ 1,916,237     $  (2,737)    $ 15,368,764
                                             ==========    ===========    ===========   ===========     =========     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FIRST COMMUNITY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                         Year ended December 31,
                                                                         ------------------------------------------------------
                                                                             2000                  1999                 1998
                                                                         ------------          -----------           ----------
Net income                                                               $    984,045          $   818,163           $  846,933

Other comprehensive income (loss), net
  of tax:
     Unrealized gains (losses) arising
        during the period, net of tax
        effect of $190,383 ($217,661) and
        $21,584, for the years ended December
        '31, 2000, 1999 and 1998,
        respectively                                                          343,997             (389,785)              40,208
                                                                         ------------          -----------           ----------
Comprehensive income                                                     $  1,328,042          $   428,378           $  887,141
                                                                         ============          ===========           ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                              -------------------------------------------------
                                                                                   2000              1999              1998
                                                                              -------------     -------------     -------------
Cash flows from operating activities:
 Net income                                                                   $     984,045     $     818,163     $     846,933
 Adjustments to reconcile net income  to
   net cash used in operating activities:
       Depreciation                                                                 381,959           220,527           132,100
       Premium amortization (Discount accretion)                                   (157,396)         (215,027)          (52,721)
       Provision for loan losses                                                    160,500           210,000           179,000
       Increase in other assets                                                    (281,058)          (51,809)         (355,804)
       Increase  (decrease) in accounts payable                                     341,071          (315,852)          367,286
                                                                              -------------     -------------     -------------
         Net cash provided in operating activities                                1,429,121           666,002         1,116,794
                                                                              -------------     -------------     -------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                            (9,547,213)      (28,534,959)      (20,792,496)
 Maturity/call of investment securities available-for-sale                       12,230,447        20,365,747        12,615,958
 Purchase of investment securities held-to-maturity                                      --          (502,640)       (2,544,701)
 Maturity/call of investment securities held-to-maturity                                 --           400,000         1,500,000
 Increase in loans                                                              (15,677,798)      (11,515,751)      (11,846,594)
 Purchase of property and equipment                                              (1,071,006)       (1,916,424)         (815,973)
                                                                              -------------     -------------     -------------
         Net cash used in investing activities                                  (14,065,570)      (21,704,027)      (21,883,806)
                                                                              -------------     -------------     -------------

Cash flows from financing activities:
 Increase in deposit accounts                                                    15,783,472        20,965,454        13,060,238
 Proceeds from sale of common stock                                                      --                --         6,610,350
 Increase (decrease) in securities sold under agreements to repurchase            1,291,900        (1,080,200)        1,293,100
 Increase (decrease) in other borrowings                                         (1,647,876)        1,739,543           (78,970)
                                                                              -------------     -------------     -------------
        Net cash provided from financing activities                              15,427,496        21,624,797        20,884,718
                                                                              -------------     -------------     -------------

Net increase in cash and cash equivalents                                         2,791,047           586,772           117,706

Cash and cash equivalents at beginning
 of period                                                                        6,193,544         5,606,772         5,489,066
                                                                              -------------     -------------     -------------

Cash and cash equivalents at end of period                                    $   8,984,591     $   6,193,544     $   5,606,772
                                                                              =============     =============     =============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                   $   3,108,530     $   2,502,192     $   1,879,980
   Taxes                                                                      $     271,065     $     660,010     $       2,420
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                    $     534,379     $    (607,446)    $      40,208

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

         The financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

         Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are judged to be other than temporary are written down to fair value and charged to income in the Consolidated Statement of income.

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

         The company considers a loan to be impaired when, based upon current information and events, it is believed that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered impaired are accounted for at fair value. The accrual of interest on impaired loans is discontinued when, in management's opinion , the borrower may be unable to meet payments as they become due, generally when a loan becomes 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received first to principal and then to interest income.

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset's estimated useful life. Estimated lives range up to 39 years for buildings and up to 10 years for furniture, fixtures and equipment.

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

         Stock Based Compensation Cost

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued in October 1995, and encourages but does not require, adoption of a fair value method of accounting for employee stock based compensation plans. The company has adopted the disclosure-only provisions of SFAS 123 and has disclosed in the footnotes pro-forma net income and earnings per share information as if the fair value method had been applied.

         Earnings Per Share

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of average shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and are computed using the treasury stock method.

         Segment Information

         Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires selected segment information of operating segments based on a management approach. The company operates as one business segment.

Note 3 - INVESTMENT SECURITIES

         The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

                                                                                    Gross          Gross
                                                                    Amortized     Unrealized    Unrealized
                                                                       Cost          Gain           Loss          Fair Value
                                                                  -----------------------------------------------------------
         December 31, 2000:
         U.S. Government agency securities                        $  1,499,100      $  --       $    5,420       $  1,493,680
         State and local government                                  1,519,069         --           31,043          1,488,026
         Other                                                          10,000         --               --             10,000
                                                                  -----------------------------------------------------------
                                                                  $  3,028,169      $  --       $   36,463       $  2,991,706
                                                                  ===========================================================
         December 31, 1999:
         U.S. Government agency securities                        $  1,498,730      $  --       $   53,830       $  1,444,900
         State and local government                                  1,528,263         --           78,963          1,449,300
         Other                                                          10,000         --               --             10,000
                                                                  -----------------------------------------------------------
                                                                  $  3,036,993      $  --       $  132,793       $  2,904,200
                                                                  ===========================================================


         AVAILABLE-FOR-SALE:

                                                                                    Gross            Gross
                                                                 Amortized       Unrealized       Unrealized
                                                                   Cost              Gain             Loss            Fair Value
                                                               ------------------------------------------------------------------
         December 31, 2000:
         US Treasury securities                                $  7,892,535       $  19,950       $      8,601       $  7,903,884
         US Government agency securities                         13,689,291          70,978             69,767         13,690,502
         Mortgage-backed securities                               3,542,558          14,403             33,785          3,523,176
         Other                                                      589,300              --                 --            589,300
                                                               ------------------------------------------------------------------
                                                               $ 25,713,684       $ 105,331       $    112,153       $ 25,706,862
                                                               ==================================================================

         December 31, 1999:
         US Treasury securities                                $  8,374,787       $     360       $     46,764          8,328,383
         US Government agency securities                         15,317,146              --            373,301         14,943,845
         Mortgage-backed securities                               3,945,060           1,332            122,829          3,823,563
         Other                                                      589,300              --                 --            589,300
                                                               ------------------------------------------------------------------
                                                               $ 28,226,293       $   1,692       $    542,894       $ 27,685,091
                                                               ==================================================================

         The amortized cost and fair value of investment securities at December 31, 2000, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

                                                                    Held-to-maturity                     Available-for-sale
                                                             ------------------------------       -------------------------------
                                                               Amortized            Fair           Amortized             Fair
                                                                  Cost             Value             Cost                Value
                                                             --------------------------------------------------------------------
         Due in one year or less                             $         --       $        --       $  8,217,905       $  8,204,865
         Due after one year through five years                  1,862,963         1,852,264         13,293,508         13,327,678
         Due after five years through ten years                   566,284           549,046          1,536,085          1,529,986
         Due after ten years                                      598,922           590,396          2,666,186          2,644,333
                                                             --------------------------------------------------------------------
                                                             $  3,028,169       $  2,991,706      $ 25,713,684       $ 25,706,862
                                                             ====================================================================

         Securities with an amortized cost of $10,756,795 and fair value of $10,722,452 at December 31, 2000, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

Note 4 - LOANS

         Loans summarized by category are as follows:

                                                                                 December 31,
                                                                           2000                 1999
                                                                     -----------------------------------
         Commercial, financial and agricultural                      $  12,413,725         $  10,832,314
         Real estate - construction                                      3,879,167             4,943,401
         Real estate - mortgage
           Commercial                                                   31,525,070            20,138,266
           Residential                                                   8,327,344             7,849,613
         Consumer                                                       11,838,479             8,533,530
                                                                     -----------------------------------
                                                                     $  67,983,785         $  52,297,124
                                                                     ===================================

         Activity in the allowance for loan losses was as follows:

                                                                                          December 31,
                                                                            2000              1999                1998
                                                                        -------------------------------------------------
         Balance at the beginning of year                               $  703,993         $  532,025          $  380,120
         Provision for loan losses                                         160,500            210,000             179,000
         Charged off loans                                                  (6,687)           (41,342)            (33,980)
         Recoveries                                                         15,550              3,310               6,885
                                                                        -------------------------------------------------
         Balance at end of year                                         $  873,356         $  703,993          $  532,025
                                                                        =================================================

         Loans outstanding to Bank directors, executive officers and their related business interests amounted to $3,827,892 and $3,978,456 at December 31, 2000 and 1999, respectively. Repayments on these loans during the year ended December 31, 2000 were $150,564 and no loans were made. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 5 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                December 31,
                                                                           2000             1999
                                                                      -------------------------------
         Land                                                         $  2,206,306       $  1,732,873
         Premises                                                        3,122,758          3,006,799
         Equipment                                                       1,642,925          1,029,011
         Construction in process                                            10,569            142,340
                                                                      -------------------------------
                                                                         6,982,558          5,911,023
         Accumulated depreciation                                          930,517            548,029
                                                                      -------------------------------
                                                                      $  6,052,041       $  5,362,994
                                                                      ===============================

         Provision for depreciation included in operating expenses for the years ended December 31, 2000, 1999, and 1998 amounted to $381,959, $220,527 and $132,100, respectively.

Note 6 - DEPOSITS

         At December 31, 2000, the scheduled maturities of Certificates of Deposits are as follows:

                                               2001                       $  36,803,514
                                               2002                           4,047,588
                                               2003                           1,499,366
                                               2005                              43,657
                                                                          -------------
                                                                          $  42,394,125
                                                                          =============

Note 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

         Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2000 and 1999, was 5.63% and 5.10%, respectively. The maximum month-end balance during 2000 and 1999 was $4,814,800 and $3,403,600 respectively.

         Other borrowed money at December 31, 1999 consisted of advances from the Federal Home Loan Bank of Atlanta in the amount of $1,500,000 which matured on February 22, 2000 at a weighted average rate of 5.97% and were collateralized by FHLB stock owned by the Bank and investment securities. Other borrowed money at December 31, 2000 and 1999 also consisted of $124,080 and $271,956, respectively which was due under the treasury tax and loan note option program.

Note 8 - INCOME TAXES

         Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                                  Year ended December 31
                                                         2000               1999             1998
                                                     -----------------------------------------------
          Current
              Federal                                $  506,021         $  357,426        $  208,080
              State                                      44,871             31,205            16,812
                                                     -----------------------------------------------
                                                        550,892            388,631           224,892
                                                     -----------------------------------------------
          Deferred
             Federal                                    (28,585)            43,697            86,271
             State                                       (2,614)             3,999             7,890
                                                     -----------------------------------------------
                                                        (31,199)            47,696            94,161
                                                     -----------------------------------------------
          Change in valuation allowance                      --                 --          (259,129)
                                                     -----------------------------------------------
          Income tax expense                         $  519,693         $  436,327        $   59,924
                                                     ===============================================

         A reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

                                                                  Year ended December 31
                                                         2000               1999             1998
                                                     -----------------------------------------------
          Expected federal income tax
             expense                                 $  511,271         $  426,526        $  308,331

            State income tax net of federal
              benefit                                    29,615             23,235            26,934
            Tax exempt interest                         (18,790)           (15,336)               --
            Change in beginning of year
              valuation allowance                            --                 --          (259,129)
            Other                                        (2,403)             1,902           (16,212)
                                                     -----------------------------------------------
                                                     $  519,693         $  436,327        $   59,924
                                                     ===============================================

         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

                                                                                     December 31,
                                                                                 2000             1999
                                                                              --------------------------
          Assets:
             Provision for bad debts                                          $ 314,327        $ 253,371
             Deferred pre-opening cost                                               --           16,600
             Unrealized loss on securities available for sale                     1,476          183,680
                                                                              --------------------------
                      Deferred tax asset                                        315,803          453,651
                                                                              --------------------------
          Liabilities:
             Cash basis accounting for tax purposes                              84,484           79,044
             Tax depreciation in excess of book depreciation                     81,299           73,584
             Unrealized gain on securities available for sale                        --               --
                                                                              --------------------------
                      Total deferred tax liabilities                            165,783          152,628
                                                                              --------------------------
                      Net deferred tax asset recognized                       $ 150,020        $ 301,023
                                                                              ==========================

         There was no valuation allowance for deferred tax assets at either December 31, 2000 or 1999. No valuation allowance has been established as it is management's belief that realization of the deferred tax asset is more likely than not. The net deferred asset is included in other assets on the consolidated balance sheets.

         A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related tax effect of $182,202 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from current period deferred tax benefit of $31,199.

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

         Short Term Borrowings - The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the U.S. Treasury) approximates fair value.

         Accrued Interest Payable - The fair value approximates the carrying value.

         Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

         The carrying amount and estimated fair value of the Company's financial instruments are as follows:

                                                                  December 31, 2000                      December 31, 1999
                                                          ------------------------------------------------------------------------
                                                             Carrying            Fair               Carrying             Fair
                                                              Amount             Value               Amount              Value
                                                          ------------------------------------------------------------------------
          Financial Assets:
            Cash and short term investments               $  8,984,591        $  8,984,591        $  6,193,544        $  6,193,544
                                                          ========================================================================
            Investment securities:
              Held-to-maturity                            $  3,028,169        $  2,991,706        $  3,036,993        $  2,904,200
              Available-for-sale                            25,713,684          25,706,862          27,685,091          27,685,091
                                                          ------------------------------------------------------------------------
                  Total investment securities             $ 28,741,853        $ 28,698,568        $ 30,722,084        $ 30,589,291
                                                          ========================================================================

            Loans
              Adjustable rate                             $ 15,066,440        $ 15,066,440        $ 14,620,342        $ 14,620,342
              Fixed rate                                    52,917,345          52,495,846          37,676,782          37,480,330
                                                          ------------------------------------------------------------------------
                  Total loans                               67,983,785          67,562,286          52,297,124          52,100,672
               Allowance for loan losses                       873,356                  --             703,993                  --
                                                          ------------------------------------------------------------------------
                  Net loans                               $ 67,110,429        $ 67,562,286        $ 51,593,131        $ 52,100,672
                                                          ========================================================================
            Accrued interest receivable                   $    813,768        $    813,768        $    637,967        $    637,967
                                                          ========================================================================

          Financial liabilities:
            Deposits
             Non-interest bearing demand                  $ 17,222,354        $ 17,222,354        $ 12,231,819        $ 12,231,819
             NOW and money market accounts                  27,852,891          27,852,891          24,273,370          24,273,370
             Savings                                         5,285,326           5,285,326           8,029,741           8,029,741
             Certificates of deposit                        42,394,125          42,546,284          32,436,294          32,430,200
                                                          ------------------------------------------------------------------------
                  Total deposits                          $ 92,754,696        $ 92,906,855        $ 76,971,224        $ 76,965,130
                                                          ========================================================================
            Short term borrowings                         $  3,073,480        $  3,073,480        $  3,429,456        $  3,429,456
                                                          ========================================================================
            Accrued interest payable                      $    531,489        $    531,489        $    285,887        $    285,887
                                                          ========================================================================

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

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2000, the Bank had commitments to extend credit including unused lines of credit $16,510,000.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since commitments may expire without being drawn upon, the total commitments do not necessarily represent future cash require- ments. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include inventory, property and equipment, residential real estate and income producing commercial properties.

         The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 2000, management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank's loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 11 - OTHER EXPENSES

         A summary of the components of other non-interest expense is as follows:

                                                                    December 31,
                                                        2000           1999           1998
                                                     ----------------------------------------
          Data processing                            $137,433        $156,108        $149,043
          Supplies                                     86,874          85,628          55,695
          Telephone                                    63,981          39,357          24,828
          Correspondent services                       60,246          59,099          50,564
          Insurance                                    60,472          48,817          38,708
          Postage                                      56,466          48,717          32,740
          Professional fees                            85,760          83,488          42,077
          Other                                       209,903         170,356         124,781
                                                     ----------------------------------------
                                                     $761,135        $691,570        $518,436
                                                     ========================================

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

         Stock option transactions for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                       Shares     Exercise Price
                                                      --------------------------
          Outstanding January 1, 1998                  84,000          $10.00
                                                      --------------------------
          Outstanding December 31, 1998                84,000          $10.00
                Granted                                42,250           18.33
                                                      --------------------------
          Outstanding December 31, 1999               126,250           12.79
                Granted                                 3,000           14.00
                Forfeited                                 750           17.88
                                                      --------------------------
          Outstanding December 31, 2000               128,500           12.79
                                                      ==========================
          Exercisable at December 31, 2000             92,100          $10.75
                                                      ==========================

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

         The following summarizes pro-forma data in accordance with SFAS 123:

                                                                                Year ended December 31,
                                                                        2000             1999              1998
                                                                    ----------------------------------------------
          Net income, pro-forma                                     $  953,946        $  779,599        $  832,106
          Basic earnings/loss per common share, pro-forma           $     0.79        $     0.65        $     0.88
          Diluted earnings loss per common share, pro-forma         $     0.77        $     0.63        $     0.86

         The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. The weighted average fair value of options granted during 2000 and 1999 was $5.08, $6.65 respectively. The assumptions used in estimating compensation cost on a pro-forma basis were; dividend yield of 0.9%, expected life of seven years, volatility of 26.59% and risk free interest rate of 5.01%.

NOTE 13 - EMPLOYEE BENEFIT PLAN

         The Company maintains a 401 (k) plan which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulation. During the year ended December 31, 2000, 1999 and 1998 the plan expense amounted to $52,692, $39,547 and $31,569, respectively. The Company matches 50% of an employees contribution up to 6.00% of the participants contribution.

Note 14 - EARNINGS PER SHARE

         The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

                                                                                      Year ended December 31,
                                                                             2000             1999              1998
                                                                         ----------------------------------------------
          Numerator (Included in basic and
                diluted earnings per share)                              $  984,045        $  818,163        $  846,933
                                                                         ==============================================

          Denominator
            Weighted average common shares
            outstanding for:
               Basic earnings per share                                   1,207,177         1,207,177           942,725
                 Dilutive securities:
                   Stock options - Treasury
                      stock method                                           28,186            37,714            26,741
                                                                         ----------------------------------------------
               Diluted earnings per share                                 1,235,363         1,244,891           969,466
                                                                         ==============================================

         The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2000, 1999 and 1998 was $15.05, $17.80 and $14.67, respectively.

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

         At December 31, 2000, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the bank must maintain minimum Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the bank's well capitalized status. The company will be required by the Federal Reserve to meet the same guidelines once its consolidated assets exceed $150 million.

         The actual capital amounts and ratios for the bank and the company are as follows:

                                                                     2000                             1999
                                                          ----------------------------------------------------------
                                                             Amount          Ratio           Amount           Ratio
                                                          ------------       ------       ------------        ------
          First Community Corporation
            Tier 1 Capital                                $ 15,371,501       19.29%       $ 14,387,456        22.88%
            Total Risked Based Capital                      16,244,856       20.39%         15,091,448        24.00%
            Tier 1 Leverage                                 15,371,501       13.77%         14,387,456        14.97%
          First Community Bank, NA
            Tier 1 Capital                                $ 11,980,426       15.13%       $ 11,104,860        17.80%
            Total Risked Based Capital                      12,853,781       16.23%         11,808,852        18.93%
            Tier 1 Leverage                                 11,980,426       10.97%         11,104,860        11.84%

         The company's dividend payments (when available) will be made primarily from dividends received from the bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 2000, there was $1,640,000 in retained net profits free of such restriction.

Note 16 - SUBSEQUENT EVENT

         On February 9, 2001, the bank purchased certain assets and assumed certain liabilities associated with the Chapin, South Carolina branch of Newberry Federal Savings Bank. The acquisition was accounted for as a purchase. The premium paid for deposit liabilities and other intangible assets recorded as a result of this transaction will be amortized on a straight-line basis over a period of seven years. Summarized below are the assets and liabilities recorded as a result of the acquisition.

          Cash and cash equivalents                            $11,343,432
          Loans                                                     20,254
          Premises and equipment                                   692,456
          Other assets, including deposit premium                1,239,448
                                                               -----------
              Total assets                                     $13,295,590
                                                               ===========

          Deposits                                             $13,171,607
          Accrued interest and other liabilities                   123,983
                                                               -----------
              Total liabilities                                $13,295,590
                                                               ===========

Note 17 - PARENT COMPANY FINANCIAL INFORMATION

         The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

         Condensed Balance Sheets

                                                                                           At December 31,
                                                                                   ------------------------------
                                                                                       2000               1999
                                                                                   ------------------------------
          Assets:
            Cash on deposit                                                        $   276,052        $   284,724
            Interest-bearing deposits with the bank                                    707,089            675,701
            Securities purchased under agreement to resell                             654,657            595,877
            Investment securities available-for-sale                                 1,757,569          1,719,140
            Investment in bank subsidiary                                           11,980,427         11,104,860
            Other                                                                       33,350             27,709
                                                                                   ------------------------------
                  Total assets                                                     $15,409,144        $14,408,011
                                                                                   ==============================

          Liabilities:
            Other                                                                  $    32,791        $    40,615
                                                                                   ------------------------------

          Shareholders' equity                                                      15,376,353         14,367,396
                                                                                   ------------------------------
                  Total liabilities and shareholders' equity                       $15,409,144        $14,408,011
                                                                                   ==============================

         Condensed Statements of Operations

                                                                                   Year ended December 31,
                                                                         -------------------------------------------
                                                                            2000            1999              1998
                                                                         -------------------------------------------
          Income:
            Interest income                                              $ 176,173        $ 151,210        $ 102,182
            Equity in undistributed earnings of subsidiary                 875,567          763,613          826,051
          Expenses:
            Other                                                           66,695           76,124           81,300
                                                                         -------------------------------------------
          Income before taxes                                              985,045          838,699          846,933
          Income taxes                                                       1,000           20,536               --
                                                                         -------------------------------------------
          Net Income                                                     $ 984,045        $ 818,163        $ 846,933
                                                                         ===========================================

         Condensed Statements of Cash Flows

                                                                                       Year ended December 31,
                                                                         ---------------------------------------------------
                                                                              2000               1999                1998
                                                                         ---------------------------------------------------
          Cash flows from operating activities:
            Net Income                                                   $   984,045         $   818,163         $   846,933
          Adjustments to reconcile net income to net
             cash used by operating activities
                Increase in equity in undistributed earnings
                    of subsidiary                                           (875,567)           (763,613)           (826,051)
                Other-net                                                    (26,982)             15,661              (5,629)
                                                                         ---------------------------------------------------
          Net cash provided (used) by operating activities                    81,496              70,211              15,253
                                                                         ---------------------------------------------------

          Cash flows from investing activities:
            Investment in subsidiary                                              --                  --          (4,268,850)
            (Purchase) maturity of investment security available-
              for sale                                                            --            (750,000)         (1,000,000)
                                                                         ---------------------------------------------------
          Net cash provided (used) by investing activities                        --            (750,000)         (5,268,850)
                                                                         ---------------------------------------------------

          Cash flows from financing activities:
            Proceeds from issuance of common stock                                --                  --           6,610,350
                                                                         ---------------------------------------------------

              Increase in cash and deposits with Bank                         81,496            (679,789)          1,356,753
              Cash and cash equivalent, beginning of period                1,556,302           2,236,091             879,338
                                                                         ---------------------------------------------------
              Cash and cash equivalent, end of period                    $ 1,637,798         $ 1,556,302         $ 2,236,091
                                                                         ===================================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

         The information required by this item is set form under "Election of Director" on pages 3 through 6 of the Registrants Proxy Statement filed in connection with the 2001 Annual Meeting of Shareholders (the "2000 Proxy Statement"), which information is incorporated herein by reference.

Item 10. Executive Compensation.

The information required by this item is set forth under "Compensation of Directors and Executive Officers" on pages 7 through 8 of the 2001 Proxy Statement, which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 9 and 10 the 2001 Proxy Statement, which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 11 of the 2001 Proxy Statement, which information is incorporated herein by reference.

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

         10.1     Employment Agreement dated June 1, 1994, by and between
                  Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company's Registration Statement No.
                  33-86258 on Form S-1)*

         10.2     Employment Agreement dated June 1, 1994, by and between James
                  C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company's Registration Statement No.
                  33-86258 on Form S-1).*

         10.3 Construction agreement dated January 11, 1996 by and between the bank and Summerfield Associates, Inc. To build permanent banking facility in Lexington, S.C. (Incorporated by reference to the company"s 1995 Annual Report on Form 10 KSB)

         10.4 Contract of sale of real estate dated August 1, 1994 between First Community Bank (In Organization) and Three Seventy-Eight
                  Company, Inc. (Incorporated by reference to the company"s registration statement no. 33-86258 on Form S-1).

         10.5 Contract of sale of real estate dated July 28, 1994, between First Community Bank (In Organization) and the Crescent
                  Partnership (Incorporated by reference to the Company"s registration statement no. 33-86258 on Form S-1).

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

         10.8     First Community Corporation 1999 Stock Incentive Plan
                  (Incorporated by reference to the Company's 1998 Annual Report on Form 10 KSB)

         21.1     Subsidiaries of the company.

-        Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



First Community Corporation


Date: March 21, 2001            By: /s/ Michael C. Crapps
                                    -------------------------------------------
                                        Michael C. Crapps
                                        President and Chief Executive Officer



                                By: /s/ Joseph G. Sawyer
                                    -------------------------------------------
                                        Joseph G. Sawyer
                                        Senior Vice President
                                        Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                          Title                     Date



/s/ Richard K. Bogan
-----------------------------------
Richard K. Bogan                                Director                 March 21, 2001



/s/ William L. Boyd, III
-----------------------------------
William L. Boyd, III                            Director                 March 21, 2001




-----------------------------------
Thomas C. Brown                                 Director



/s/Chimin J. Chao
-----------------------------------
Chimin J. Chao                                  Director                 March 21, 2001



/s/ Michael C. Crapps                 Director, President and Chief
-----------------------------------         Executive Officer            March 21, 2001
Michael C. Crapps



/s/ Hinton G. Davis
-----------------------------------
Hinton G. Davis                                 Director                 March 21, 2001



/s/ Anita B. Easter
-----------------------------------
Anita B. Easter                                 Director                 March 21, 2001



/s/ O.A. Ethridge
-----------------------------------
O.A. Ethridge                                   Director                 March 21, 2001

             Signature                                    Title                                 Date



/s/ George H. Fann, Jr.
-----------------------------------
George H. Fann, Jr.                                      Director                         March 21, 2001


/s/William A. Jordan
-----------------------------------
William A. Jordan                                        Director                         March 21, 2001


/s/ W. James Kitchens, Jr.
-----------------------------------
W. James Kitchens, Jr.                                   Director                         March 21, 2001


/s/ James C. Leventis                       Director, Chairman of the Board and
-----------------------------------                     Secretary                         March 21, 2001
James C. Leventis

/s/ Broadus Thompson
-----------------------------------
Broadus Thompson                                         Director                         March 21, 2001


/s/ Angelo L. Tsiantis
-----------------------------------
Angelo L. Tsiantis                                       Director                         March 21, 2001



-----------------------------------
Loretta R. Whitehead                                     Director


/s/Mitchell M. Willoughby
-----------------------------------
Mitchell M. Willoughby                                   Director                         March 21, 2001