Form 10QSB
period 2001-03-31
FIRST COMMUNITY CORP /SC/
filed 2001-05-11
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ________________ to

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

         1,207,177 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 2001

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the "company") are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                                 BALANCE SHEETS

                                                                                     March 31,
                                                                                       2001             December 31,
                                                                                    (Unaudited)             2000
                                                                                   -------------        -------------
                   ASSETS
Cash and due from banks                                                            $   4,633,419        $   3,783,521
Federal funds sold and securities purchased under
  agreements to resell                                                                12,187,574            5,201,070
Investment securities - available for sale                                            37,285,739           25,706,862
Investment securities - held to maturity (market value of
  $2,565,308 and $2,991,706 at March 31, 2001 and
  December 31, 2000, respectively)                                                     2,544,670            3,028,169
Loans                                                                                 72,988,908           67,983,785
Less,  allowance for loan losses                                                         923,064              873,356
                                                                                   -------------        -------------
   Net loans                                                                          72,065,844           67,110,429
Property, furniture and equipment - net                                                6,702,728            6,052,041
Other assets                                                                           2,799,692            1,103,416
                                                                                   -------------        -------------
    Total assets                                                                   $ 138,219,666        $ 111,985,508
                                                                                   =============        =============

                LIABILITIES

Deposits:
  Non-interest bearing demand                                                      $  17,721,329        $  17,222,354
  NOW and money market accounts                                                       35,801,390           27,852,891
  Savings                                                                              6,863,198            5,285,326
  Time deposits less than $100,000                                                    32,006,411           20,779,078
  Time deposits $100,000 and over                                                     25,542,092           21,615,047
                                                                                   -------------        -------------
    Total deposits                                                                   117,934,420           92,754,696
Securities sold under agreements to repurchase                                         3,306,700            2,949,400
Other borrowed money                                                                      88,373              124,080
Other liabilities                                                                      1,114,654              788,568
                                                                                   -------------        -------------
    Total liabilities                                                                122,444,147           96,616,744
                                                                                   -------------        -------------

            SHAREHOLDERS' EQUITY

Common stock, par value $1.00 per share;
    10,000,000 shares authorized; issued and outstanding
    1,207,177 at March 31, 2001 and December
    31, 2000, respectively                                                             1,207,177            1,207,177
Additional paid in capital                                                            12,248,087           12,248,087
Retained earnings                                                                      2,138,512            1,916,237
Accumulated other comprehensive income                                                   181,743               (2,737)
                                                                                   -------------        -------------
    Total shareholders' equity                                                        15,775,519           15,368,764
                                                                                   -------------        -------------
    Total liabilities and shareholders' equity                                     $ 138,219,666        $ 111,985,508
                                                                                   =============        =============

                           FIRST COMMUNITY CORPORATION
                              STATEMENTS OF INCOME

                                                                                    Three Months ended March 31,
                                                                                   ------------------------------
                                                                                      2001                2000
                                                                                   -----------        -----------
Interest income:
  Loans, including fees                                                            $ 1,604,587        $ 1,209,405
  Investment securities                                                                515,831            414,239
  Federal funds sold and securities purchased
    under resale agreements                                                            141,125             79,903
  Other                                                                                 13,011              6,583
                                                                                   -----------        -----------
       Total interest income                                                         2,274,554          1,710,130
                                                                                   -----------        -----------

Interest expense:
  Deposits                                                                           1,011,924            663,052
  Federal funds sold and securities sold under agreement
   to repurchase                                                                        50,328             39,279
  Other borrowed money                                                                     967              1,505
                                                                                   -----------        -----------
      Total interest expense                                                         1,063,219            703,836
                                                                                   -----------        -----------
Net interest income                                                                  1,211,335          1,006,294
Provision for loan losses                                                               57,000             49,000
                                                                                   -----------        -----------
Net interest income after provision for loan losses                                  1,154,335            957,294
                                                                                   -----------        -----------

Non-interest income:
  Deposit service charges                                                              104,301             67,330
  Mortgage origination fees                                                             40,545             23,508
  Other                                                                                 41,883             35,461
                                                                                   -----------        -----------
      Total non-interest income                                                        186,729            126,299
                                                                                   -----------        -----------

Non-interest expense:
  Salaries and employee benefits                                                       548,849            396,973
  Occupancy                                                                             69,296             53,173
  Equipment                                                                            122,756             70,624
  Marketing and public relations                                                        37,471             83,564
  Other                                                                                221,718            194,298
                                                                                   -----------        -----------
      Total non-interest expense                                                     1,000,090            798,632
                                                                                   -----------        -----------

Net income before tax                                                                  340,974            284,961
  Income taxes                                                                         118,700             95,746
                                                                                   -----------        -----------
Net income                                                                         $   222,274        $   189,215
                                                                                   ===========        ===========

Basic earnings per common share                                                    $      0.18        $      0.16
                                                                                   ===========        ===========
Diluted earnings per common share                                                  $      0.18        $      0.15
                                                                                   ===========        ===========

                           FIRST COMMUNITY CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME

                                                                                       Three months ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                     2001              2000
                                                                                   ---------        ---------
Net income                                                                         $ 222,274        $ 189,215

Other comprehensive income, net of tax:
     Unrealized gains (losses) arising
        during the period, net of tax
        effect of $99,334 and $($11,795)
        for the three months ended
        March 31, 2001 and 2000,
        respectively                                                                 184,480          (21,906)
                                                                                   ---------        ---------
Comprehensive income                                                               $ 406,754        $ 167,309
                                                                                   =========        =========

                           FIRST COMMUNITY CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001


                                                                                               Accumulated
                                                          Additional                              Other
                                       Common              Paid-in             Retained       Comprehensive
                                       Stock               Capital             Earnings           Income              Total
                                     ----------          -----------          ----------      --------------       -----------
Balance December 31, 2000            $1,207,177          $12,248,087          $1,916,237         $  (2,737)         $15,368,764

Net income                                                                       222,274                                222,274
                                                                                                                             --
Accumulated other
   comprehensive income                                                                            184,480              184,480
                                     ----------          -----------          ----------         ---------          -----------
Balance March  31, 2001              $1,207,177          $12,248,087          $2,138,511         $ 181,743          $15,775,518
                                     ==========          ===========          ==========         =========          ===========

                           FIRST COMMUNITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                      Three months ended March 31,
                                                                                   ----------------------------------
                                                                                        2001                 2000
                                                                                   -------------        -------------
Cash flows from operating activities:
 Net income                                                                        $     222,274        $     189,215
 Adjustments to reconcile net income  to
   net cash used in operating activities:
       Depreciation                                                                      110,447               58,892
       Premium amortization (Discount accretion)                                         (49,605)             (37,240)
       Provision for loan losses                                                          57,000               49,000
       Amortization of intangibles                                                        22,940
       (Increase) decrease in other assets                                              (584,483)              13,608
       Decrease  in accounts payable                                                     326,087               64,055
                                                                                   -------------        -------------
         Net cash provided (used) in operating activities                                104,660              337,530
                                                                                   -------------        -------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                                (23,351,493)          (4,025,644)
 Maturity of investment securities available-for-sale                                 12,108,839            6,897,911
 Purchase of investment securities held-to-maturity                                   (1,019,305)                  --
 Maturity of investment securities held-to-maturity                                    1,500,000                   --
 Increase in loans                                                                    (4,992,162)          (3,416,548)
 Acquisition of branch                                                                11,899,144
 Purchase of property and equipment                                                     (742,989)            (333,074)
                                                                                   -------------        -------------
         Net cash used in investing activities                                        (4,597,966)            (877,355)
                                                                                   -------------        -------------
Cash flows from financing activities:
 Increase in deposit accounts                                                         12,008,115            6,364,511
 Increase (decrease) in securities sold under agreements to repurchase                   357,300            1,485,100
 Decrease in other borrowings                                                            (35,707)          (1,667,263)
                                                                                   -------------        -------------
        Net cash provided from financing activities                                   12,329,708            6,182,348
                                                                                   -------------        -------------

Net increase in cash and cash equivalents                                              7,836,402            5,642,523

Cash and cash equivalents at beginning
 of period                                                                             8,984,591            6,193,544
                                                                                   -------------        -------------

Cash and cash equivalents at end of period                                         $  16,820,993        $  11,836,067
                                                                                   =============        =============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                        $     795,841        $     510,353
   Taxes                                                                           $      63,499        $          --
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                         $     283,814        $     (34,702)

                           FIRST COMMUNITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

Note 2 - Acquisition

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
                                                               ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the company) is a one bank holding company which was incorporated in South Carolina on November 2, 1994. First Community bank N.A. (the bank), the company's only subsidiary, began operations on August 17, 1995 from it's first office located in Lexington, South Carolina. On September 14, 1995 the company opened it's second office located in Forest Acres, South Carolina. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through the three months ended March 31, 2000. During 2000 the bank opened it's fifth banking office in Gilbert South Carolina. During the first quarter of 2001 the bank opened it's sixth banking office in Chapin, South Carolina. The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland and Lexington counties of South Carolina.

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

Comparison of Results of Operations for Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000:

Net Income

         The company's net income for the three months ended March 31, 2001 was $222,000 or $.18 diluted earnings per share as compared to $189,000 or $.15 diluted earnings per share for the three months ended March 31, 2000. The improvement in net income is primarily due to an increase in average earning assets of $27.6 million during the comparable periods. Average earning assets were $115.6 million during the first quarter of 2001 as compared to $80.0 million during the first quarter of 2000. The increase in average earning assets resulted in an increase in net interest income of $205,000 in the first quarter of 2001 as compared to the first quarter of 2000. In addition, non-interest income increased $60,000 in first quarter of 2001 as compared to the first quarter of 2000. This increase results from an increased in deposit account service fees $37,000 and mortgage loan fees $17,000.

ITEM 2. CONTINUED                                                         PAGE 2

The increases in net interest income and non-interest income were offset by an increase of $201,000 in non-interest expense in the first quarter of 2001 as compared to the first quarter of 2000. During the first three months of 2001 the company had income tax expense of $119,000. During the first quarter of 2000 the company had income tax expense of $96,000.

         The table on page 5 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2001 and 2000, along with average balances and the related interest income and interest expense amounts.

         Net interest income was $1.2 million for the three months ended March 31, 2001 as compared to $1.0 million for the three months ended March 31, 2000. The yield on average earning assets increased to 7.98% in the first quarter of 2001 as compared to 7.79% in the first quarter of 2000. Average loans comprised 60.9% of average earning assets during the first quarter of 2001 and 2000. The cost of interest bearing liabilities was 4.63% in the first quarter of 2001 as compared to 4.05% in the first quarter of 2000. Net interest margin for the three months ended March 31, 2001 was 4.25 % as compared to 4.59% for the three months ended March 31, 2000. During the last half of 2000 rates had reached a peak and there was significant competition for deposits in the Bank's market. This tended to drive up the Bank's cost of funds and tighten margins going into the first quarter of 2001.

Provision and Allowance for Loan Losses

         At March 31, 2001 the allowance for loan losses amounted to $923,000, or 1.26% as compared to $873,000 or 1.29% at December 31, 2000. The company's provision for loan loss was $57,000 for the three months ended March 31, 2001 as compared to $49,000 for the three months ended March 31, 2000. The provision was made based on management's assessment of general loan loss risk and asset quality. At March 31, 2001 the company had one loan, in the principal amount of $27,000, that was delinquent more than 90 days, and two loans totaling $37,000 that were delinquent more than 30 days. The company has one nonaccrual loan in the amount of $263,000. This loan is secured by real estate and management does not anticipate incurring any significant loss on this loan.

ITEM 2. CONTINUED                                                         PAGE 3

Non-interest Income and Non-interest Expense

         Total non-interest income increased by $60,000 during the first quarter of 2001 as compared to the same period in 2000 reflecting an increase in deposit service charges of $37,000 and an increase of $17,000 in mortgage origination fees. The increase in deposit service charges resulted from the increase in numbers and balances of deposit accounts during the periods. Mortgage origination fees increased as a result of the reduction in general market rates during the first quarter of 2001 which resulted in an increase in mortgage refinancings and purchases. The company originates mortgages in the name of a third party and receives a fee for the origination

         Total non-interest expense increased by $201,000 during the first quarter of 2001 as compared to the same quarter of 2000 primarily as a result of the company's strategic growth plans during 1999 through the first quarter of 2001. The bank expanded its branch locations from two to six during this period. Salaries and employee benefits increased $152,000 in the first quarter of 2001 as compared to the same period in 2000. The bank had thirteen more full time equivalent employees during the first quarter of 2001 as compared to the same period in 2000. The increase in staffing is a result of staffing one new branch acquired during the first quarter of 2001 and increasing staff throughout the company as a result of continued growth. Occupancy expense increased to $69,000 in the first quarter of 2001 as compared to $53,000 during the comparable period in 2000. This is primarily attributable to opening the Gilbert office at the end of the first quarter of 2000 and acquiring the Chapin office in February 2001. Equipment expense increased to $123,000 in the first quarter of 2001 as compared to $71,000 in the first quarter of 2000. The increase equipment expense is a result of additional cost of operating two additional branches during the majority of the first quarter of 2001 as compared to the first quarter of 2000. In addition, the company moved it's data processing operation from an outsourced environment to an in-house system during second quarter of 2000. A $46,000 decrease in marketing expense is a result of planned decreases and adjustments to marketing efforts in 2001 as compared to 2000. There was a $27,000 increase in other expenses in the first quarter of 2001 as compared to the same period in 2000. The increase in other expenses is primarily attributable to increases in supplies of $12,000 postage of $4,000, telephone of $15,000 and the amortization of intangible assets of $22,000 during the first quarter of 2001 as compared to the same period in 2000. These increases were offset by a decrease in computer service bureau expense of approximately $40,000 due to converting to an in-house core processing system during the second quarter of 2000.

Financial Position

Assets totaled $138.2 million at March 31, 2001 as compared to $112.0 million at December 31, 2000 an increase of $26.2 million (23.4%). During the first quarter of 2001 the company acquired certain assets and assumed deposit liabilities of the Chapin office of Newberry Federal Savings Bank. The acquisition was accounted for as a purchase and increased assets by approximately $13.3 million. At March 31, 2001, loans accounted for 58.4% of earning assets, as compared to 66.7% at December 31, 2000. Loans grew by $5.0 million during the three

ITEM 2. CONTINUED                                                         PAGE 4

months ended March 31, 2001 from $68.0 million to $73.0 million. The loan to deposit ratio at March 31, 2001 was 61.9% as compared to 73.3% at December 31, 2000. It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning asset growth was funded by growth in deposits of $11.9 million and the assumption of deposits of $13.2 million from $92.8 million at December 31, 2000 to $117.9 million at March 31, 2001.

Liquidity and Capital Resources

         The company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represent 35.8% of total assets at March 31, 2001. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 2001 the amount of certificates of deposits of $100,000 or more represented 21.7% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position.

          The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering.. This capital along with continued retained earnings is expected to be sufficient to fund the operations of the bank The company management anticipates that the bank will remain a "well capitalized" institution. Shareholders' equity was 11.4% of total assets at March 31, 2001 as compared to 13.7% at December 31, 2000. The bank's risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.3%, 13.3% and 8.9%, respectively at March 31, 2001. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

ITEM 2. CONTINUED                                                         PAGE 5

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES

                                                    Three months ended March 31, 2001           Three months ended March 31, 2000
                                                  --------------------------------------     -------------------------------------
                                                     Average         Interest     Yield/       Average        Interest      Yield/
                                                     Balance       Earned/Paid     Rate        Balance       Earned/Paid     Rate
                                                  -------------    ------------   ------     ------------    -----------    ------
ASSETS
Earning assets
  Loans                                           $  70,414,010      1,604,587     9.24%     $ 53,597,262      1,209,405     9.05%
  Securities:                                        34,091,186        515,831     6.14%       28,291,013        414,239     5.87%
  Federal funds sold and securities purchased
    under agreements to resell                       11,107,399        154,136     5.63%        6,111,876         86,486     5.68%
                                                  -------------------------------------      ------------------------------------
        Total earning assets                        115,612,595      2,274,554     7.98%       88,000,151      1,710,130     7.79%
                                                  -------------------------------------      ------------------------------------
Cash and due from banks                               3,652,766                                 2,960,884
Premises and equipment                                6,328,600                                 5,493,208
Other assets                                          2,106,142                                   985,525
Allowance for loan losses                              (887,615)                                 (722,491)
                                                  -------------                              ------------
       Total assets                               $ 126,812,488                              $ 96,717,277
                                                  =============                              ============
LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts              14,691,566         43,786     1.21%        9,945,044         18,480     0.75%
  Money market accounts                              18,285,788        205,723     4.56%       14,415,035        150,581     4.19%
  Savings deposits                                    6,227,806         44,611     2.91%        8,418,831         71,542     3.41%
  Time deposits                                      49,775,834        717,804     5.85%       33,687,130        422,448     5.03%
  Other short term borrowings                         4,218,198         51,295     4.93%        3,212,308         40,785     5.09%
                                                  -------------------------------------      ------------------------------------
     Total interest-bearing liabilities              93,199,192      1,063,219     4.63%       69,678,348        703,836     4.05%
                                                  -------------------------------------      ------------------------------------
Demand deposits                                      17,040,368                                12,450,936
Other liabilities                                     1,004,458                                   460,357
Shareholders' equity                                 15,568,470                                14,127,636
                                                  -------------                              ------------
   Total liabilities and shareholders' equity     $ 126,812,488                              $ 96,717,277
                                                  =============                              ============
Net interest spread                                                                3.35%                                     3.74%
Net interest income/margin                                          $1,211,335     4.25%                    $  1,006,294     4.59%
                                                                    ==========                              ============

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

         (b)      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 2001.

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

                  10.7 Construction Agreement dated November 7, 1996 by and between the bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South
                           Carolina. (Incorporated by reference to the company's
                           1996 Annual Report on Form 10-KSB)

                  10.8     First Community Corporation 1999 Stock Incentive Plan
                           (Incorporated by reference to the company's 1998
                           Annual Report on form 10-KSB)

         *Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K.

                  A report on Form 8-K was filed by the company on January 25, 2001 informing that on December 20, 2000 the company had signed a definitive agreement by which First Community Bank, NA a wholly owned subsidiary would purchase the Chapin, South Carolina branch office from Newberry Federal Savings Bank. The acquisition was closed on February 9, 2001.

                  No other reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST COMMUNITY CORPORATION
                         ------------------------------------------------------
                                           (REGISTRANT)



Date: May 11, 2001       By: /s/ Michael C. Crapps
     --------------          --------------------------------------------------
                                 Michael C. Crapps
                                 President and Chief Executive Officer



                         By: /s/ Joseph G. Sawyer
                             --------------------------------------------------
                                 Joseph G. Sawyer
                                 Senior Vice President, Principal Financial
                                 Officer