Form 10QSB
period 2001-06-30
FIRST COMMUNITY CORP /SC/
filed 2001-08-10
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ___________________________


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

         State the number of shares outstanding of each of the issuer"s classes of common equity, as of the latest practicable date:

         1,267,459 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 2001.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                                  PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the company) are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                                             June 30,
                                                                                               2001                  December 31,
                                                                                            (Unaudited)                   2000
                                                                                           ------------              -------------
              ASSETS

Cash and due from banks                                                                    $  3,336,473              $   3,783,521
Federal funds sold and securities purchased under
  agreements to resell                                                                        8,499,150                  5,201,070
Investment securities - available for sale                                                   40,618,706                 25,706,862
Investment securities - held to maturity (market value of
  $2,911,747 and $2,904,200 at June 30, 2001 and
  December 31, 2000, respectively)                                                            2,797,962                  3,028,169
Loans                                                                                        81,998,165                 67,983,785
Less, allowance for loan losses                                                               1,028,399                    873,356
                                                                                           ------------              -------------
   Net loans                                                                                 80,969,766                 67,110,429
Property, furniture and equipment - net                                                       6,687,191                  6,052,041
Other assets                                                                                  2,481,662                  1,103,416
                                                                                           ------------              -------------
    Total assets                                                                           $145,390,910              $ 111,985,508
                                                                                           ============              =============


           LIABILITIES

Deposits:
    Non-interest bearing demand                                                            $ 18,610,030              $  17,222,354
  NOW and money market accounts                                                              36,927,971                 27,852,891
  Savings                                                                                     7,476,432                  5,285,326
  Time deposits less than $100,000                                                           36,013,639                 20,779,078
  Time deposits $100,000 and over                                                            25,123,741                 21,615,047
                                                                                           ------------              -------------
     Total deposits                                                                         124,151,813                 92,754,696
Securities sold under agreements to repurchase                                                3,668,400                  2,949,400
Other borrowed money                                                                            132,370                    124,080
Other liabilities                                                                             1,435,419                    788,568
                                                                                           ------------              -------------
    Total liabilities                                                                       129,388,002                 96,616,744
                                                                                           ------------              -------------

            SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00 per share; 10,000,000
     shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,267,459 at June 30, 2001 and 1,207,177 at December 31,
    2000, respectively                                                                        1,267,459                  1,207,177
Additional paid in capital                                                                   13,061,894                 12,248,087
Retained earnings                                                                             1,482,494                  1,916,237
Accumulated other comprehensive income                                                          191,061                     (2,737)
                                                                                           ------------              -------------
    Total shareholders' equity                                                               16,002,908                 15,368,764
                                                                                           ------------              -------------
    Total liabilities and shareholders' equity                                             $145,390,910              $ 111,985,508
                                                                                           ============              =============

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                              Six                         Six
                                                                                          Months Ended               Months Ended
                                                                                            June 30,                    June 30,
                                                                                              2001                        2000
                                                                                           (Unaudited)                 (Unaudited)
                                                                                           ------------              -------------
Interest income:
  Loans, including fees                                                                    $  3,321,414              $   2,544,221
  Investment securities                                                                       1,119,461                    855,649
  Federal funds sold and securities purchased
    under resale agreements                                                                     270,530                    176,206
                                                                                           ------------              -------------
       Total interest income                                                                  4,711,405                  3,576,076
                                                                                           ------------              -------------

Interest expense:
  Deposits                                                                                    2,091,690                  1,406,412
  Federal funds sold and securities sold under agreement
   to repurchase                                                                                 80,119                     79,217
  Other borrowed money                                                                            1,865                      3,241
                                                                                           ------------              -------------
      Total interest expense                                                                  2,173,674                  1,488,870
                                                                                           ------------              -------------
Net interest income                                                                           2,537,731                  2,087,206
Provision for loan losses                                                                       182,300                     88,500
                                                                                           ------------              -------------
Net interest income after provision for loan losses                                           2,355,431                  1,998,706
                                                                                           ------------              -------------
Non-interest income:
  Deposit service charges                                                                       223,561                    150,309
  Mortgage origination fees                                                                      96,442                     35,149
  Other                                                                                          92,436                     93,392
                                                                                           ------------              -------------
      Total non-interest income                                                                 412,439                    278,850
                                                                                           ------------              -------------

Non-interest expense:
  Salaries and employee benefits                                                              1,101,145                    816,232
  Occupancy                                                                                     138,798                    119,747
  Equipment                                                                                     250,981                    170,430
  Marketing and public relations                                                                 88,274                    138,634
  Other                                                                                         517,968                    384,312
                                                                                           ------------              -------------
      Total non-interest expense                                                              2,097,166                  1,629,355
                                                                                           ------------              -------------

Net income before tax                                                                           670,704                    648,201
Income taxes                                                                                    229,167                    223,192
                                                                                           ------------              -------------
                                                                                           $    441,537              $     425,009
                                                                                           ============              =============

Basic earnings per common share                                                            $       0.35              $        0.34
                                                                                           ============              =============
Diluted earnings per common share                                                          $       0.34              $        0.33
                                                                                           ============              =============

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                                              Three                       Three
                                                                                           Months Ended                Months Ended
                                                                                             June 30,                    June 30,
                                                                                               2001                        2000
                                                                                           (Unaudited)                 (Unaudited)
                                                                                           ------------              -------------
Interest income:
  Loans, including fees                                                                    $  1,716,827              $   1,334,816
  Investment securities                                                                         603,630                    441,410
  Federal funds sold and securities purchased
    under resale agreements                                                                     116,394                     89,720
                                                                                           ------------              -------------
       Total interest income                                                                  2,436,851                  1,865,946
                                                                                           ------------              -------------

Interest expense:
  Deposits                                                                                    1,079,766                    743,360
  Federal funds sold and securities sold under agreement
   to repurchase                                                                                 29,791                     39,938
  Other borrowed money                                                                              898                      1,736
                                                                                           ------------              -------------
      Total interest expense                                                                  1,110,455                    785,034
                                                                                           ------------              -------------
Net interest income                                                                           1,326,396                  1,080,912
Provision for loan losses                                                                       125,300                     39,500
                                                                                           ------------              -------------
Net interest income after provision for loan losses                                           1,201,096                  1,041,412
                                                                                           ------------              -------------

Non-interest income:
  Deposit service charges                                                                       119,260                     82,979
  Mortgage origination fees                                                                      55,897                     11,641
  Other                                                                                          50,553                     57,931
                                                                                           ------------              -------------
      Total non-interest income                                                                 225,710                    152,551
                                                                                           ------------              -------------

Non-interest expense:
  Salaries and employee benefits                                                                552,296                    419,259
  Occupancy                                                                                      69,502                     66,574
  Equipment                                                                                     128,225                     99,806
  Marketing and public relations                                                                 50,803                     55,070
  Other                                                                                         296,250                    190,014
                                                                                           ------------              -------------
      Total non-interest expense                                                              1,097,076                    830,723
                                                                                           ------------              -------------

Net income before tax                                                                           329,730                    363,240
Income taxes                                                                                    110,467                    127,446
                                                                                           ------------              -------------
                                                                                           $    219,263              $     235,794
                                                                                           ============              =============

Basic earnings per common share                                                            $       0.17              $        0.19
                                                                                           ============              =============
Diluted earnings per common share                                                          $       0.17              $        0.18
                                                                                           ============              =============

                           FIRST COMMUNITY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




                                               Six months ended June 30,          Three months ended June 30,
                                               -------------------------         ----------------------------
                                                 2001            2000              2001            2000
                                               --------        ---------         --------        ---------
Net income                                     $441,537        $ 425,009         $219,263        $ 235,794

Other comprehensive income, net of tax:
     Unrealized gains (losses) arising
       during the period, net of tax
       effect of $104,351, $4,701 and
       $5,017, $675 for the six months
       and three months ended June
       30, 2001 and 2000, respectively          193,798          (23,154)           9,318           (1,248)
                                               --------        ---------         --------        ---------
Comprehensive income                           $635,335        $ 401,855         $228,581        $ 234,546
                                               ========        =========         ========        =========

                           FIRST COMMUNITY CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001




                                                                                                    Accumulated
                                                                  Additional                          Other
                                    Shares          Common          Paid-in          Retained      Comprehensive
                                    Issued          Stock           Capital          Earnings          Income            Total
                                   ---------      ----------      -----------      -----------     -------------     -----------
Balance December 31, 2000          1,207,177      $1,207,177      $12,248,087      $ 1,916,237       $  (2,737)      $15,368,764
Net income                                                                             441,537                           441,537
5% stock dividend                     60,282          60,282          813,807         (875,280)                           (1,191)
Unrealized gain on securities
  available-for-sale                                                                                   193,798           193,798
                                   ---------      ----------      -----------      -----------       ---------       -----------
Balance June 30, 2001              1,267,459      $1,267,459      $13,061,894      $ 1,482,494       $ 191,061       $16,002,908
                                   =========      ==========      ===========      ===========       =========       ===========

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                  Six months ended June 30,
                                                                                          ----------------------------------------
                                                                                              2001                         2000
                                                                                           ------------              -------------
Cash flows from operating activities:
 Net income                                                                                $    441,537              $     425,009
 Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                                                             232,138                    164,227
       Premium amortization (Discount accretion)                                                (90,320)                   (76,954)
       Provision for loan losses                                                                182,300                     88,500
       Amortization of intangibles                                                               69,260                         --
       Increase in other assets                                                                (312,409)                   (63,148)
       Increase in accounts payable                                                             646,851                    143,496
                                                                                           ------------              -------------
         Net cash provided in operating activities                                            1,169,357                    681,130
                                                                                           ------------              -------------

Cash flows from investing activities:
 Purchase of investment securities available-for-sale                                       (34,467,081)                (6,039,042)
 Maturity of investment securities available-for-sale                                        19,951,713                  7,361,117
 Purchase of investment securities held-to-maturity                                          (1,277,800)                        --
 Maturity of investment securities held-to-maturity                                           1,500,000                         --
 Increase in loans                                                                          (14,021,384)                (7,916,691)
 Acquisition of branch                                                                       11,899,144                         --
 Purchase of property and equipment                                                            (849,143)                  (672,119)
                                                                                           ------------              -------------
         Net cash used in investing activities                                              (17,264,551)                (7,266,735)
                                                                                           ------------              -------------

Cash flows from financing activities:
 Increase in deposit accounts                                                                18,220,127                  6,511,178
 Increase in securities sold under agreements to repurchase                                     719,000                    937,000
 Increase (Decrease) in other borrowings                                                          8,290                 (1,182,165)
Cash in lieu of fractional shares                                                                (1,191)                        --
                                                                                           ------------              -------------
        Net cash provided from financing activities                                          18,946,226                  6,266,013
                                                                                           ------------              -------------

Net increase (decrease) in cash and cash equivalents                                          2,851,032                   (319,592)
Cash and cash equivalents at beginning
 of period                                                                                    8,984,591                  6,193,544
                                                                                           ------------              -------------

Cash and cash equivalents at end of period                                                 $ 11,835,623              $   5,873,952
                                                                                           ============              =============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                                $  1,927,736              $   1,418,087
   Income taxes                                                                            $    258,133              $     138,015
 Non-cash investing and financing activities:
   Unrealized gain (loss) on securities available-for-sale                                 $    298,149              $     (24,470)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


Note 1    -       Basis of Presentation
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

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS

         First Community Corporation (the company) is a one bank holding company that was incorporated in South Carolina on November 2, 1994. First Community bank N.A. (the bank), the company's only subsidiary, began operations on August 17, 1995 from it's first office located in Lexington, South Carolina. On September 14, 1995 the company opened it's second office located in Forest Acres, South Carolina. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through the six months ended June 30, 2001. During 2000 the bank opened it's fifth banking office in Gilbert South Carolina. During the first quarter of 2001 the bank acquired its sixth banking office in Chapin, South Carolina. The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland and Lexington counties of South Carolina.

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

ITEM 2  CONTINUED                                                         PAGE 2

         Comparison of Results of Operations for Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000:

Net Income

The Company's net income was $442,000 or $.34 diluted earnings per share for the six months ended June 30, 2001 as compared to net income of $425,000 or $.33 per share for the six months ended June 30, 2000. This improvement in earnings reflects the continued growth in the level of earning assets resulting in an increase in the net interest margin during the two periods. The level of average earning assets was $122.9 million for the six months ended June 30, 2001 as compared to $90.4 million for the six months ended June 30, 2000. This reflects a 36.0% increase in the level average earning assets for the two periods. The increase in earning assets for the first six months of 2001 reflects the acquisition of the Chapin branch of Newberry Federal Savings Bank on February 9, 2001. This acquisition added approximately $11.3 million in earning assets and $13.2 million in interest bearing liabilities at the time the transaction was closed. Net interest margin was from 4.2% for the six months ended June 30, 2001 as compared to 4.6% for the six months ended June 30, 2000. This decrease is primarily a result of the general decline in market interest rates during the six months ended June 30, 2001. For the six months ended June 30, 2001 loans represented 60.3% of earning assets as compared to 61.8% for the six months ended June 30, 2000. Loans typically yield higher returns than alternative investments. Non-interest income increased 47.7% to $412,000 for the six months ended June 30, 2001 as compared to $279,000 for the six months ended June 30, 2000. During these same periods non-interest expense increased 28.7% to $2.1 million for the six months ended June 30, 2001 as compared to $1.6 million for the six months ended June 30, 2000.

Net Interest Income

         The table on page 16 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2001 and 2000, along with average balances and the related interest income and interest expense amounts.

Net interest income was $2.5 million during the six months ended June 30, 2001 as compared to $2.1 million for the six months ended June 30, 2000. This improvement of net interest income is a result of an increase in the level of earning assets for the two periods. The net interest margin was 4.2% for the six months ended June 30, 2001 as compared to 4.6% for the six months ended June 30, 2000. The cost of interest bearing liabilities was 4.38% during the six months ended June 30, 2001 as compared to 4.18% for the six months ended June 30, 2000. During the last half of 2000 rates had reached a peak and there was significant competition for deposits in the bank's markets. This tended to increase the bank's cost of funds and tighten margins going into the first half of 2001.

ITEM 2.  CONTINUED                                                        PAGE 3


Interest income during the six months ended June 30, 2001 was $4.7 million as compared to $3.6 million for the six months ended June 30, 2000. The yield on earning assets decreased to 7.73% for the six months ended June 30, 2001 as compared to 7.95% for the same period in the previous year. The largest component of interest income for the six months ended June 30, 2001 was interest on loans and amounted to $3.3 million as compared to $2.5 million for the comparable prior year period. The overall yield on loans was 9.04% for the six months ended June 30, 2001 as compared to 9.16% for the six months ended June 30, 2000. The decrease in loan yields was primarily a result of six decreases in the prime rate during the first six months of 2001. The investment portfolio income increased $264,000 or 30.8%, to $1.1 million for the six months ended June 30, 2001 as compared to $856,000 for the six months ended June 30, 2000. The increase in investment portfolio income is a result of the increase in the average balance of the portfolio for the first six months of 2001 as compared to the first six months of 2000. The investment portfolio averaged $9.0 million more or 31.2% in 2001 as compared to 2000. Interest income on federal funds sold was $271,000 for the six months ended June 30, 2001 as compared to $176,000 for the six month period ended June 30, 2000. The yield on fed funds sold dropped from 6.16% for the six months ended June 30 2000 to 4.96% for the first six months of 2001. The average balance of fed funds sold was $11.0 million for the six months ended June 30, 2001 as compared to $5.8 million for the same period in 2000.

Interest expense during the six months ended June 30, 2001 was $2.2 million with an average rate paid on interest-bearing liabilities of 4.38% as compared to $1.5 million and 4.18% during the six months ended June 30, 2000. Along with the increase in rate paid on funds the increase in interest expense resulted from an increase in the level of average interest-bearing liabilities of $28.3 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in interest-bearing liabilities includes the acquisition of approximately $13.2 million in deposits on February 9, 2001 when the bank acquired the Chapin branch of Newberry Federal Savings Bank.

Provision and Allowance for Loan Losses

         The provision for loan losses was $182,000 and $89,000 for six months ended June 30, 2001 and 2000, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The company's allowance for loan losses as a percentage of its period-end loans was 1.25% at June 30, 2001. At June 30, 2001 the company had eleven loans past due 30 to 89 day totaling $349,000. There were no loans delinquent more than 90 days. The company had one loan in the amount of $263,000 classified as nonaccrual. This loan is secured by real estate and management does not anticipate incurring any significant loss on the loan. Net charge-offs during six months ended June 30, 2001, amounted to $27,000 as compared to net recoveries of $13,000 for the same period in the prior year. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of

ITEM 2.  CONTINUED                                                        PAGE 4


the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Noninterest Income and Expense

         Noninterest income during the six months ended June 30, 2001 was $412,000 as compared to $279,000 for the six months ended June 30, 2000. This was a result of increased income from deposit service charges of $73,000 (48.7%) as well as an increase in mortgage origination fees of $61,000 (190.0%). The increase in deposit service charges is a result of the significant growth in deposits between the two periods. The increase in mortgage origination fees is attributable to the significant declines in interest rates which resulted in new loan activity as well as increased refinancing during the first six months of 2001. The company originates mortgage loans, which are closed in the name of a third party, for which the company receives a fee.

Noninterest expense amounted to $2.1 million as compared to $1.6 million during the six months ended June 30, 2001 and 2000, respectively. Salary and employee benefits increased $285,000 or 34.9 % in the six months ended June 30, 2001 as compared to the comparable period in 2000. This increase is primarily a result of having approximately fourteen full time equivalent employees more during the first six months of 2001 as compared to the first six months of 2000. These position were hired to support the continued growth in the bank and to staff the branch acquired in Chapin during the first quarter of 2001. Occupancy expense increased by $19,000 (15.9%) in the first six months of 2001 as compared to the same period in 2000. This is primarily related to additional expenses related to the new branch office acquired in Chapin in February 2001. Equipment expense increased $81,000 (47.3%) for the six months ended June 30, 2001 to $251,000 as compared to $170,000 for the six months ended June 30, 2000. The company moved its data processing operation from an outsourced environment to an in-house environment. This was done in order to try and control the rising cost for data processing that was being incurred by the bank. In addition increased depreciation expense and maintenance expense related to furniture and equipment in the new branch office contributed to the increase in equipment expense. Marketing and public relations expense decreased by $50,000 or 36.3% in the six months ended June 30, 2001 as compared to the comparable period in the prior year. These resulted from planned decreases and adjustments to marketing efforts in 2001 as compared to 2000. Other non-interest expense increased $134,000 or
34.8 % in the six months ended June 30, 2001 compared to the same period in the prior year. Amortization of intangible assets acquired in the Chapin branch acquisition accounted for approximately $67,500 of the increase.

ITEM 2.  CONTINUED                                                        PAGE 5


         In addition, supplies, telephone, postage and correspondent expense of $16,000, $22,000 $16000 and $7,000 accounted for the remaining increase in other non-interest expense. These expense categories are primarily impacted by the numbers of accounts and the volume of activity, and have increased due to the growth of the bank for the six months ended June 30, 2001 as compared to the same period in the prior year.

Comparison of Results of Operations for Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000:

Net income for the second quarter of 2001 was $219,000 ($0.17 per diluted share), as compared to $236,000 ($0.18 per diluted share) during the comparable period in 2000. This decrease is primarily due to an increase in the amount of the provision for loan losses from $40,000 for the six months ended June 30, 2000 to $125,000 for the six months ended June 30, 2001. This was partially offset by an increase in the level of earning assets during these two periods. Average earning assets were $130.2 million during the second quarter of 2001 as compared to $92.8 million during the second quarter of 2000. The table on page 17 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2001 and 2000, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased to 7.51% in the second quarter of 2001 from 8.09% in the second quarter of 2000. As previously explained in the analysis of six month results, there were six decreases in prime rate during the first half of 2001 that had an impact on overall market rates. In addition loans comprised 62.57% of average earning assets during the first half of 2000 as compared to 59.73% during the first half of 2001. Loans generally have higher interest rates than alternative investments. The cost of interest bearing liabilities was 4.28% in second quarter of 2000 as compared to 4.18% in the second quarter of 2001. This decrease was also a result of decreasing market rates during the first half of 2001.

         Total non-interest income increased by $73,000 (47.96%) during the second quarter of 2001 as compared to the same period in 2000. Deposit service charges increased by $36,000 and mortgage loan fees increased by $44,000 in the three months ended June 30, 2001 as compared to the same period in 2000. As explained in the six month results increased deposit balances and lower interest rates resulting in more mortgage loan refinancing accounted for these increases.

         Total non-interest expense increased by $266,000 (32.06%) in the second quarter of 2001 as compared to the same quarter of 2000. This increase is primarily a result of a $133,000 increase in salary and benefits expense, a $28,000 increase in equipment expense and a $47,000 increase in amortization of intangible assets. The increase in salary and benefits was a result of having fourteen more full time equivalent employees during the second quarter of 2001 as compared to the same period in 2000. The increase in equipment expense was primarily a result of increased depreciation relative to furniture and equipment installed in the Chapin office and additional data processing equipment acquired during the period.

ITEM 2. CONTINUED                                                         PAGE 6


Financial Position

Assets totaled $145.4 million at June 30, 2001 as compared to $112.0 million at December 31, 2000 an increase of $33.4 million. Loans grew by $14.0 million during the six months ended June 30, 2001, from $68.0 million to $82.0 million. This loan growth was funded by the growth in deposits of $31.4 million from $92.8 million at December 31, 2000 to $124.2 million at June 30, 2001. Approximately $13.2 million in the deposit growth resulted from the acquisition of the Chapin branch of Newberry Federal Savings Bank on February 9, 2001. The loan to deposit ratio at June 30, 2001 was 66.0% as compared to 73.3% at December 31, 2000. The investment securities grew by $14.7 million from December 31, 2000 to June 30, 2001. This growth was funded by deposit growth during the period.

Liquidity and Capital Resources

         The company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 35.7% of total assets June 30, 2001. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 2001 the amount of certificates of deposits of $100,000 or more represented 20.2% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company's liquidity position in a relatively short period of time.

          The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering.. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank. The company management anticipates that the bank will remain a "well capitalized" institution. Shareholders' equity was 11.0% of total assets at June 30, 2001 as compared to 13.7% at December 31, 2000. The bank's risked-based capital ratios of Tier 1, total capital and leverage

ITEM 2. CONTINUED                                                         PAGE 7

ratio were 11.6%, 12.6% and 8.1%, respectively at June 30, 2001. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively. The company will be required by the Federal Reserve to meet the same guidelines once its consolidated total assets exceed $150 million.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES



                                                                Six months ended June 30, 2001
                                                     ---------------------------------------------
                                                        Average           Interest          Yield/
                                                        Balance         Earned/Paid          Rate
                                                     -------------      -------------      -------
ASSETS
Earning assets
  Loans                                              $  74,096,530      $   3,321,414         9.04%
  Securities:                                           37,834,152          1,119,461         5.97%
  Federal funds sold and securities purchased
    under agreements to resell                          10,993,240            270,530         4.96%
                                                     ---------------------------------------------
        Total earning assets                           122,923,922          4,711,405         7.73%
                                                     ---------------------------------------------
Cash and due from banks                                  3,657,179
Premises and equipment                                   6,526,805
Other assets                                             2,174,782
Allowance for loan losses                                 (911,036)
                                                     -------------
       Total assets                                  $ 134,371,652
                                                     =============================================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts              $  15,234,642             77,206         1.02%
  Money market accounts                                 20,215,766            408,474         4.07%
  Savings deposits                                       6,504,601             84,320         2.61%
  Time deposits                                         54,150,750          1,521,690         5.67%
  Other short term borrowings                            3,869,348             81,984         4.27%
                                                     ---------------------------------------------
     Total interest-bearing liabilities                 99,975,107          2,173,674         4.38%
                                                     ---------------------------------------------
Demand deposits                                         17,618,882
Other liabilities                                        1,058,381
Shareholders' equity                                    15,719,282
                                                     -------------
   Total liabilities and shareholders' equity        $ 134,371,652
                                                     =============
Net interest spread                                                                           3.35%
Net interest income/margin                                              $   2,537,731         4.16%
                                                                        =============


                                                               Six months ended June 30, 2000
                                                     ----------------------------------------------
                                                        Average          Interest          Yield/
                                                        Balance         Earned/Paid         Rate
                                                     -------------      -----------      ----------
ASSETS
Earning assets
  Loans                                              $  55,835,743      $   2,544,221         9.16%
  Securities:                                           28,820,186            855,649         5.97%
  Federal funds sold and securities purchased
    under agreements to resell                           5,754,105            176,206         6.16%
                                                     ---------------------------------------------
        Total earning assets                            90,410,034          3,576,076         7.95%
                                                     ---------------------------------------------
Cash and due from banks                                  3,357,364
Premises and equipment                                   5,640,616
Other assets                                               994,504
Allowance for loan losses                                 (748,798)
                                                     ---------------------------------------------
       Total assets                                  $  99,653,720
                                                     =============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts              $  10,526,956             39,043         0.75%
  Money market accounts                                 13,739,310            297,621         4.36%
  Savings deposits                                       8,290,944            138,728         3.36%
  Time deposits                                         35,979,058            931,020         5.20%
  Other short term borrowings                            3,159,941             82,458         5.25%
                                                     ---------------------------------------------
     Total interest-bearing liabilities                 71,696,209          1,488,870         4.18%
                                                     ---------------------------------------------
Demand deposits                                         13,159,877
Other liabilities                                          514,073
Shareholders' equity                                    14,283,561
                                                     -------------
   Total liabilities and shareholders' equity        $  99,653,720
                                                     =============

Net interest spread                                                                           3.77%
Net interest income/margin                                              $   2,087,206         4.64%
                                                                        =============

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES



                                                               Three months ended June 30, 2001
                                                         ---------------------------------------------
                                                              Average         Interest      Yield/
                                                              Balance       Earned/Paid      Rate
                                                              -------       -----------     ------
ASSETS
Earning assets
  Loans                                                        $77,738,581     $1,716,827       8.86%
  Securities:                                                   41,535,987        603,630       5.83%
  Federal funds sold and securities purchased
    under agreements to resell                                  10,880,335        116,394       4.29%
                                                         -------------------------------------------
        Total earning assets                                   130,154,903      2,436,851       7.51%
                                                         -------------------------------------------
Cash and due from banks                                          3,661,543
Premises and equipment                                           6,722,831
Other assets                                                     2,242,668
Allowance for loan losses                                         (934,198)
                                                         ------------------
       Total assets                                           $141,847,747
                                                         ==================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts                       $ 15,771,749         33,419       0.85%
  Money market accounts                                         22,124,535        202,752       3.68%
  Savings deposits                                               6,778,355         39,709       2.35%
  Time deposits                                                 58,477,583        803,886       5.51%
  Other short term borrowings                                    3,524,335         30,689       3.49%
                                                         -------------------------------------------
     Total interest-bearing liabilities                        106,676,557      1,110,455       4.18%
                                                         -------------------------------------------
Demand deposits                                                 18,191,038
Other liabilities                                                1,111,717
Shareholders' equity                                            15,868,435
                                                         ------------------
   Total liabilities and shareholders' equity                 $141,847,747
                                                         ==================

Net interest spread                                                                             3.33%
Net interest income/margin                                                     $1,326,396       4.09%
                                                                               ==========


                                                                   Three months ended June 30, 2000
                                                             ----------------------------------------------
                                                                  Average         Interest       Yield/
                                                                  Balance        Earned/Paid      Rate
                                                                  -------        -----------     -----
ASSETS
Earning assets
  Loans                                                            $58,074,222       1,334,816       9.24%
  Securities:                                                       29,349,359         441,410       6.05%
  Federal funds sold and securities purchased
    under agreements to resell                                       5,396,334          89,720       6.69%
                                                             ----------------------------------------------
        Total earning assets                                        92,819,915       1,865,946       8.09%
                                                             ----------------------------------------------
Cash and due from banks                                              3,753,843
Premises and equipment                                               5,788,025
Other assets                                                         1,003,558
Allowance for loan losses                                             (775,104)
                                                             ------------------
       Total assets                                               $102,590,237
                                                             ==================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts                           $ 11,108,868          20,561       0.74%
  Money market accounts                                             13,063,585         147,040       4.53%
  Savings deposits                                                   8,162,998          67,186       3.31%
  Time deposits                                                     38,271,043         508,573       5.34%
  Other short term borrowings                                        3,107,574          41,674       5.39%
                                                             ----------------------------------------------
     Total interest-bearing liabilities                             73,714,068         785,034       4.28%
                                                             ----------------------------------------------
Demand deposits                                                     13,868,819
Other liabilities                                                      676,367
Shareholders' equity                                                14,330,983
                                                             ------------------
   Total liabilities and shareholders' equity                     $102,590,237
                                                             ==================

Net interest spread                                                                                  3.81%
Net interest income/margin                                                          $1,080,912       4.63%
                                                                                    ===========

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

         (b) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Shareholders was held on May 23, 2001. The following six directors were elected at the meeting:

                                                                     VOTES
                                                        ------------------------------------------
                                                          For                    Against/Withheld
                                                        -------                  ----------------
Richard K. Bogan                                        959,032                       1,250
Michael C. Crapps                                       959,032                       1,250
Hinton G. Davis                                         959,032                       1,250
Anita B. Easter                                         959,032                       1,250
George H. Fann, Jr DMD                                  959,032                       1,250
Angelo L. Tsiantis                                      959,032                       1,250


The following ten Directors term of office continued after the meeting:

Thomas C. Brown                                  William L. Boyd
O. A. Ethridge, DMD                              Chimin J. Chao
W. James Kitchens, Jr.                          William A. Jordan
Broadus Thompson    .                           James C. Leventis
Mitchell M. Willoughby                         Loretta R. Whitehead

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

                  10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB)

                  10.8 First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the company's 1998 Annual Report on form 10KSB)
                  *Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K.

                  On May 23, 2001 the company filed a form 8-K announcing a five percent stock dividend payable June 30, 2001 for shareholders of record on May 31, 2001. There were no other Form 8-K's filed during the period.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST COMMUNITY CORPORATION
                                             (REGISTRANT)



Date  August 10,  2001              By: /s/ Michael C.  Crapps
                                        -----------------------------------
                                    Michael C. Crapps
                                    President and Chief Executive Officer



                                  By: /s/ Joseph G. Sawyer
                                      --------------------------------------
                                  Joseph G. Sawyer
                                  Senior Vice President, Principal Financial
                                  Officer