Form 10QSB
period 2001-09-30
FIRST COMMUNITY CORP /SC/
filed 2001-11-09
CIK 932781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act for the
         transition period from                   to
                                -----------------    --------------------------


                          Commission File No. 33-86258

                           FIRST COMMUNITY CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            South Carolina                               57-1010751
        -----------------------               -------------------------------
        (State of Incorporation)              (I.R.S. Employer Identification)

             5455 Sunset Boulevard, Lexington, South Carolina 29072
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 951-2265
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

         1,267,459 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 2001.

         Transitional Small Business Disclosure Format (check one):
Yes [X] No [ ]

                                     PART I
                              FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS.

         The financial statements of First Community Corporation (the company) are set forth in the following pages.

                           FIRST COMMUNITY CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                                   September 30,
                                                                       2001               December 31,
                                                                    (Unaudited)               2000
                                                                   -------------          -------------
              ASSETS

Cash and due from banks                                             $  4,073,206          $   3,783,521
Federal funds sold and securities purchased under
  agreements to resell                                                13,284,165              5,201,070
Investment securities - available for sale                            37,982,411             25,706,862
Investment securities - held-to-maturity (market value of
  $3,447,659 and $2,991,706 at September 30, 2001 and
  December 31, 2000, respectively)                                     3,403,043              3,028,169
Loans                                                                 85,520,578             67,983,785
Less, allowance for loan losses                                        1,101,149                873,356
                                                                    ------------          -------------
   Net loans                                                          84,419,429             67,110,429
Property, furniture and equipment - net                                6,580,925              6,052,041
Other assets                                                           2,202,043              1,103,416
                                                                    ------------          -------------
    Total assets                                                    $151,945,222          $ 111,985,508
                                                                    ============          =============


            LIABILITIES

Deposits:
     Non-interest bearing demand                                    $ 19,655,758          $  17,222,354
  NOW and money market accounts                                       41,691,748             27,852,891
  Savings                                                              8,012,206              5,285,326
  Time deposits less than $100,000                                    38,466,233             20,779,078
  Time deposits $100,000 and over                                     23,395,154             21,615,047
                                                                    ------------          -------------
     Total deposits                                                  131,221,099             92,754,696
Securities sold under agreements to repurchase                         2,916,800              2,949,400
Other borrowed money                                                     128,757                124,080
Other liabilities                                                      1,106,990                788,568
                                                                    ------------          -------------
    Total liabilities                                                135,373,646             96,616,744
                                                                    ------------          -------------

            SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00 per share; 10,000,000
      shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000
    shares authorized; issued and outstanding 1,267,459 at
   September 30, 2001 and 1,207,177 at December 31, 2000               1,267,459              1,207,177
Additional paid in capital                                            13,061,894             12,248,087
Retained earnings                                                      1,788,360              1,916,237
Unrealized gain on securities available-for-sale                         453,863                 (2,737)
                                                                    ------------          -------------
    Total shareholders' equity                                        16,571,576             15,368,764
                                                                    ------------          -------------
    Total liabilities and shareholders' equity                      $151,945,222          $ 111,985,508
                                                                    ============          =============

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                        Nine                  Nine
                                                                    Months Ended          Months Ended
                                                                    September 30,         September 30,
                                                                         2001                 2000
                                                                     (Unaudited)           (Unaudited)
                                                                    -------------         -------------
Interest income:
  Loans, including fees                                             $  5,101,641          $   4,005,801
  Investment securities                                                1,701,548              1,304,787
  Federal funds sold and securities purchased
    under resale agreements                                              380,412                288,311
                                                                    ------------          -------------
       Total interest income                                           7,183,601              5,598,899
                                                                    ------------          -------------

Interest expense:
  Deposits                                                             3,102,823              2,228,124
  Federal funds sold and securities sold under agreement
   to repurchase                                                         105,504                126,996
  Other borrowed money                                                     2,617                 43,186
                                                                    ------------          -------------
      Total interest expense                                           3,210,944              2,398,306
                                                                    ------------          -------------
Net interest income                                                    3,972,657              3,200,593
Provision for loan losses                                                254,300                124,500
                                                                    ------------          -------------
Net interest income after provision for loan losses                    3,718,357              3,076,093
                                                                    ------------          -------------

Non-interest income:
  Deposit service charges                                                341,673                243,547
  Mortgage origination fees                                              148,731                 58,152
  Other                                                                  146,814                125,980
                                                                    ------------          -------------
      Total non-interest income                                          637,218                427,679
                                                                    ------------          -------------

Non-interest expense:
  Salaries and employee benefits                                       1,692,841              1,234,206
  Occupancy                                                              219,015                177,427
  Equipment                                                              391,773                288,974
  Marketing and public relations                                         139,956                181,055
  Other                                                                  776,520                549,749
                                                                    ------------          -------------
      Total non-interest expense                                       3,220,105              2,431,411
                                                                    ------------          -------------

Income before taxes                                                    1,135,470              1,072,361
Income taxes                                                             388,067                370,614
                                                                    ------------          -------------
      Net income                                                    $    747,403          $     701,747
                                                                    ============          =============


Basic earnings per common share                                     $       0.59          $        0.55
                                                                    ============          =============
Diluted earnings per common share                                   $       0.58          $        0.54
                                                                    ============          =============

                           FIRST COMMUNITY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        Three                 Three
                                                                    Months Ended          Months Ended
                                                                    September 30,         September 30,
                                                                        2001                  2000
                                                                     (Unaudited)           (Unaudited)
                                                                    ------------          -------------
Interest income:
  Loans, including fees                                             $  1,780,227          $   1,461,580
  Investment securities                                                  582,087                449,138
  Federal funds sold and securities purchased
    under resale agreements                                              109,882                112,105
                                                                    ------------          -------------
       Total interest income                                           2,472,196              2,022,823
                                                                    ------------          -------------

Interest expense:
  Deposits                                                             1,011,133                821,712
  Federal funds sold and securities sold under agreement
   to repurchase                                                          25,385                 60,694
  Other borrowed money                                                       752                 27,030
                                                                    ------------          -------------
      Total interest expense                                           1,037,270                909,436
                                                                    ------------          -------------
Net interest income                                                    1,434,926              1,113,387
Provision for loan losses                                                 72,000                 36,000
                                                                    ------------          -------------
Net interest income after provision for loan losses                    1,362,926              1,077,387
                                                                    ------------          -------------

Non-interest income:
  Deposit service charges                                                118,112                 93,238
  Mortgage origination fees                                               52,289                 23,003
  Other                                                                   54,378                 32,588
                                                                    ------------          -------------
      Total non-interest income                                          224,779                148,829
                                                                    ------------          -------------

Non-interest expense:
  Salaries and employee benefits                                         591,696                417,974
  Occupancy                                                               80,217                 57,680
  Equipment                                                              140,792                118,544
  Marketing and public relations                                          51,682                 42,421
  Other                                                                  258,552                165,437
                                                                    ------------          -------------
      Total non-interest expense                                       1,122,939                802,056
                                                                    ------------          -------------

Income before tax                                                        464,766                424,160
Income tax                                                               158,900                147,422
                                                                    ------------          -------------
     Net income                                                     $    305,866          $     276,738
                                                                    ============          =============


Basic earnings per common share                                     $       0.24          $        0.22
                                                                    ============          =============
Diluted earnings per common share                                   $       0.24          $        0.21
                                                                    ============          =============

                           FIRST COMMUNITY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                        Nine months ended             Three months ended
                                                          September 30,                  September 30,
                                                    -------------------------       -----------------------
                                                       2001            2000           2001           2000
                                                    ----------       --------       --------       --------
Net income                                          $  747,403       $701,747       $305,866       $276,738

Other comprehensive income, net of tax:
     Unrealized gains (losses) arising during
       the period, net of tax effect of
       ($245,858), ($87,406) and ($141,500),
       ($92,107) for the nine and three
       months ended September
       30, 2001 and 2000, respectively                 456,600        147,902        262,802        171,056
                                                    ----------       --------       --------       --------
Comprehensive income                                $1,204,003       $849,649       $568,668       $447,794
                                                    ==========       ========       ========       ========


                           FIRST COMMUNITY CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                                                                      Accumulated
                                                                    Additional                           Other
                                      Shares          Common          Paid-in          Retained      Comprehensive
                                      Issued           Stock          Capital          Earnings      Income (Loss)        Total
                                     ---------      ----------      -----------      -----------    --------------     -----------
Balance December 31, 2000            1,207,177      $1,207,177      $12,248,087      $ 1,916,237       $  (2,737)      $15,368,764
Net income                                                                               747,403                           747,403
5% stock dividend                       60,282          60,282          813,807         (875,280)                           (1,191)
Unrealized gain (loss) on
  securities available-for-sale                                                                          456,600           456,600

                                     ---------      ----------      -----------      -----------       ---------       -----------
Balance September 30, 2001           1,267,459      $1,267,459      $13,061,894      $ 1,788,360       $ 453,863       $16,571,576
                                     =========      ==========      ===========      ===========       =========       ===========

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine months ended September 30,
                                                                              -----------------------------------
                                                                                 2001                   2000
                                                                              ------------           ------------
Cash flows from operating activities:
 Net income                                                                   $    747,403           $    701,747
 Adjustments to reconcile net income to
   net cash used in operating activities:
       Depreciation                                                                353,005                268,411
       Premium amortization (Discount accretion)                                  (120,422)              (120,325)
       Amortization of intangibles                                                 115,580                     --
       Provision for loan losses                                                   254,300                124,500
       (Increase) decrease in other assets                                        (220,617)              (194,471)
       Increase (decrease) in accounts payable                                     318,422                269,142
                                                                              ------------           ------------
         Net cash provided from operating activities                             1,447,671              1,049,004
                                                                              ------------           ------------

Cash flows form investing activities:
 Purchase of investment securities available-for-sale                          (44,445,087)            (7,445,833)
 Maturity of investment securities available-for-sale                           33,005,834              9,049,265
 Purchase of investment securities held-to-maturity                             (1,888,290)                    --
 Maturity of investment securities held-to-maturity                              1,500,000                     --
 Increase in loans                                                             (17,543,047)           (11,831,620)
 Acquisition of branch                                                          11,899,144                     --
 Purchase of property and equipment                                               (863,744)              (732,207)
                                                                              ------------           ------------
         Net cash used in investing activities                                 (18,335,190)           (10,960,395)
                                                                              ------------           ------------

Cash flows from financing activities:
 Increase in deposit accounts                                                   25,289,413             12,668,515
 Increase (decrease) in securities sold under agreements to repurchase             (32,600)             1,595,100
 Increase (decrease) in other borrowings                                             4,677               (166,112)
 Cash in lieu of fractional shares                                                  (1,191)                    --
                                                                              ------------           ------------
        Net cash provided from financing activities                             25,260,299             14,097,503
                                                                              ------------           ------------

Net increase in cash and cash equivalents                                        8,372,780              4,186,112

Cash and cash equivalents at beginning
 of period                                                                       8,984,591              6,193,544
                                                                              ------------           ------------

Cash and cash equivalents at end of period                                    $ 17,357,371           $ 10,379,656
                                                                              ============           ============

Supplemental disclosure:
 Cash paid during the period for:
   Interest                                                                   $  3,044,235           $  2,292,679
   Taxes                                                                      $    383,133           $    271,065
 Non-cash investing and financing activities:
   Unrealized gain on securities available-for-sale                           $    456,600           $    194,468

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         First Community Corporation (the company) is a one bank holding company that was incorporated in South Carolina on November 2, 1994. First Community bank N.A. (the bank), the company's only subsidiary, began operations on August 17, 1995 from its first office located in Lexington, South Carolina. On September 14, 1995 the company opened its second office located in Forest Acres, South Carolina. The company experienced its first quarterly profit in the fourth quarter of 1996 and has been profitable each subsequent quarter through the nine months ended September 30, 2001. During 2000 the bank opened its fifth banking office in Gilbert South Carolina. During the first quarter of 2001 the bank acquired its sixth banking office in Chapin, South Carolina. The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland and Lexington counties of South Carolina.

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

ITEM 2.  CONTINUED                                                       PAGE 2

         Comparison of Results of Operations for Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000:

Net Income

The company's net income was $747,000 or $.58 diluted earnings per share for the nine months ended September 30, 2001 as compared to net income of $702,000 or $.54 per share for the nine months ended September 30, 2000. This improvement in earnings reflects the continued growth in the level of earning assets. The level of average earning assets was $127.9 million for the nine months ended September 30, 2001 as compared to $93.0 million for the nine months ended September 30, 2000. This reflects a 37.5% increase in the level average earning assets for the two periods. The increase in earning assets for the nine months of 2001 reflects the acquisition of the Chapin Branch of Newberry Federal Savings Bank on February 9, 2001. This acquisition added approximately $11.3 million in earning assets and $13.2 million in interest bearing liabilities at the time the transaction was closed. Net interest margin was 4.15% for the nine months ended September 30, 2001 as compared to 4.60% for the nine months ended September 30, 2000. This decrease in margin is primarily a result of the general decline in market interest rates during the nine months ended September 30, 2001. For the nine months ended September 30, 2001 loans represented 60.2% of earning assets as compared to 62.2% of earning assets for the nine months ended September 30, 2000. Non-interest income increased 49.0% to $637,000 for the nine months ended September 30, 2001 as compared to $428,000 for the nine months ended September 30, 2000. During this same period non-interest expense increased 32.4% to $3.2 million for the nine months ended September 30, 2001 as compared to $2.4 million for the nine months ended September 30, 2000. Income tax expense for the nine months ended September 30, 2001 was $388,000 or 34.2% of income before tax and $371,000 or 34.6% of income before tax during the same period in 2000.

Net Interest Income

         The table on page 8 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2001 and 2000, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.0 million during the nine months ended September 30, 2001 as compared to $3.2 million for the nine months ended September 30, 2000. This improvement of net interest income is a result of the increase on the level of earning assets. The net interest margin was 4.15% for the nine months ended September 30, 2001 as compared to 4.60% for the nine months ended September 30, 2000. Interest income during the nine months ended September 30, 2001 was $7.2 million as compared to $5.6 million for the nine months ended September 30, 2000. The yield on earning assets was 7.51% for the nine months ended September 30, 2001 as compared to 8.05% for the same period in 2000. Loans represented 60.2%

ITEM 2. CONTINUED                                                        PAGE 3

of earning assets for the nine months ended September 30, 2001 as compared to 62.2% for the nine months ended September 30, 2000. The largest component of interest income for the nine months ended September 30, 2001 was interest on loans and amounted to $5.1 million as compared to $4.0 million for the comparable prior year period. The overall yield on loans was 8.86% for the nine months ended September 30, 2001 as compared to 9.25% for the nine months ended September 30, 2000. The decrease in loan yields was primarily a result of eight decreases in the prime rate during the first nine months of 2001. The investment portfolio income increased $397,000, or 30.4%, to $1.7 million for the nine months ended September 30, 2001 as compared to $1.3 million for the nine months ended September 30, 2000. The increase in investment portfolio income is a result of the increase in the size of the portfolio offset by a decreased overall yield on the portfolio. The yield on the investment portfolio for the nine months ended September 30, 2001 was 5.79% as compared to 6.01% for the comparable period in 2000. Interest on overnight federal funds sold and securities purchased under agreements to resell increased $92,000 or 31.9%, to $380,000 for the nine month period ended September 30, 2001 as compared to $380,000 for the nine month period ended September 30, 2000. The balance of federal funds sold and securities purchased under agreements to resell averaged $11.6 million for the nine months ended September 30, 2001 as compared to $6.1 million during the same period of 2000 resulting in the higher earnings in 2001.

Interest expense during the nine months ended September 30, 2001 was $3.2 million with an average rate paid on interest-bearing liabilities of 4.11% as compared to $2.4 million and 4.36% during the nine months ended September 30, 2000. The increase in interest expense was a result of interest-bearing liabilities averaging $104.4 million for the nine months ended September 30, 2001 as compared to $73.6 million during the same period in the prior year. The decrease in the cost of interest-bearing liabilities was again a result of the declining interest rate environment during the nine months ended September 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses was $254,000 and $125,000 for nine months ended September 30, 2001 and 2000, respectively, and reflects management's estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period-end loans was 1.29% at September 30, 2001. The company had nonperforming loans in the amount of $651,000 at September 30, 2001. The allowance as a percentage of nonperforming loans was 169% as of September 30, 2001. Past due loans greater than 30 days but less than ninety days and still accruing amounted to $349,000. There were no loans delinquent greater than 90 days as of September 30, 2001. Net charge-offs during nine months ended September 30, 2001, amounted to approximately $26,000 as compared to net recoveries of $8,000 for the same period in the prior year. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the

ITEM 2. CONTINUED                                                       PAGE 4

adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Noninterest Income and Expense

Noninterest income during the nine months ended September 30, 2001 was $637,000 as compared to $428,000 for the nine months ended September 30, 2000. This was primarily a result of increased income on deposit service charges of $98,000 and an increase in mortgage loan fee originations of $91,000. Increased deposit service charges resulted from the significant increase in deposit balances during the comparable periods. The company originates mortgage loans, which are closed in the name of a third party, for which the company receives a fee. These fees increased as a result of declining rates during the nine months ended September 30, 2001. The lower rate environment resulted in a significant increase in the amount of refinancings taking place in the market.

Noninterest expense amounted to $3.2 million as compared to $2.4 million during the nine months ended September 30, 2001 and 2000, respectively. This increase includes increases in all categories of non-interest expense except marketing and public relations during the two periods. Salary and employee benefits increased $459,000 or 37.2 % in the nine months ended September 30, 2001 as compared to the comparable period in 2000. This increase is primarily a result of having approximately fourteen full time equivalent employees more during the first nine months of 2001 as compared to the first nine months of 2000. These positions were hired to support the continued growth in the bank and to staff the branch acquired in Chapin during the first quarter of 2001. In addition, medical insurance benefit premiums paid for by the company for employees went up substantially in 2001 as compared to 2000. The increases in medical insurance premiums were increased due to general market increases in this type of employee benefit. Medical, dental and life insurance cost for employees amounted to $147,000 for the nine months ended September 30, 2001 as compared to $67,000 for the nine months ended September 30, 2000. This increase reflects both the increased premium cost as well as the increased number of employees covered by this insurance. Occupancy expense increased by $42,000 in the first nine months of 2001 as compared to the same period in 2000. This is primarily related to additional expenses related to the new branch office acquired in Chapin, South Carolina, in February 2001. Equipment expense increased from $289,000 for the nine months ended September 30, 2000 to $391,000 for the nine months ended September 30, 2001. This is a result of increased depreciation expense related to equipment in the new branch office as well as additional data processing equipment placed in service during June 2000 as a result of the bank

ITEM 2.  CONTINUED                                                      PAGE 5


converting from an outsourcing environment to an in-house core processing environment at that time. Marketing and public relations expense decreased by $41,000 in the nine months ended September 30, 2001 as compared to the same period in the prior year. This decrease is a result of planned decreases and adjustments in marketing efforts during 2001 as compared to 2000. Other non-interest expense increased $227,000 or 41.3 % in the nine months ended September 30, 2001 compared to the same period in the prior year. Amortization of intangible assets acquired in the Chapin acquisition accounted for approximately $83,000 of the increase. In addition, increases in supplies, telephone, postage correspondent charges and check charges $25,000, $32,000, $20,000, $12,000 and $8,000 accounted for the remaining increase in other non-interest expense. Each of these increases are impacted significantly by the number of accounts and the volume of activity and have increased due to the growth of the bank during the nine months ended September 30, 2001.

Comparison of Results of Operations for Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000:

Net income for the third quarter of 2001 was $306,000, as compared to $277,000 during the comparable period in 2000. This increase, is primarily due to the increased level of earning assets offset by a decrease in the net interest margin during the two periods. Average earning assets were $137.6 million during the third quarter of 2001 as compared to $98.2 million during the third quarter of 2000. The table on page 9 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2001 and 2000 along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased from 8.26% in the third quarter of 2000 to 7.21% in the third quarter of 2001. As previously explained there have been eight decreases in the prime rate during the first nine months of 2001 three of those during the third quarter. The cost of interest bearing liabilities was 3.67% in the third quarter of 2001 as compared to 4.72% during the third quarter of 2000. This decrease was also a result of the reductions in prime rate market rates during the third quarter of 2001.

         Total non-interest income increased by $76,000 during the third quarter of 2001 as compared to the comparable period in 2000. Deposit service charges accounted for $25,000 of the increase in non-interest income resulting from the increased numbers of accounts in third quarter of 2001 as compared to the third quarter 2000. In addition, mortgage loan fees increased by $29,000 in 2001 as compared to the same period in 2000.

Total non-interest expense increased by $321,000 in the third quarter of 2001 as compared to the same quarter of 2000. This includes increases in all expense categories during the third quarter of 2001 as compared to the third quarter of 2000. Salary and benefits expense increased by $174,000 during the third quarter of 2001 as compared to the same period in 2000. As previously stated this is a result of approximately 14 additional employees in 2001 as compared

ITEM 2.                                                        CONTINUED PAGE 6


to 2000 and substantial increases in related medical and life insurance premiums. Occupancy, Equipment and Other expenses increased by $23,000, $22,000 and $93,000, respectively. As previously mentioned the bank acquired the Chapin, South Carolina branch of Newberry Federal Savings Bank in February 2001. The addition of this branch location accounts for the majority of the increases in these expense categories.

Financial Position

         Assets totaled $151.9 million at September 30, 2001 as compared to $112.0 million at December 31, 2000 an increase of $39.9 million. Loans grew by $17.5 million during the nine months ended September 30, 2001, from $68.0 million to $85.5 million. This loan growth was funded by growth in deposits of $38.4 million from $92.8 million at December 31, 2000 to $131.2 million at September 30, 2001. Deposit growth also funded increases in investment securities and overnight funds. Investment securities grew by $12.7 million from $28.7 million at December 31, 2000 to $41.4 million at September 30, 2001. Overnight funds grew by $8.1 million as of September 30, 2001 as compared to December 31, 2000.

Liquidity and Capital Resources

The company's liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 33.7% of total assets at September 30, 2001. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 2001 the amount of certificates of deposits of $100,000 or more represented 17.8% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company's liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company's liquidity position in a relatively short period of time.

 The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised

ITEM 2. CONTINUED                                                       PAGE 7

an additional $6.6 million in net proceeds through a secondary offering. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank. The company management anticipates that the bank will remain a "well capitalized" institution. Shareholders' equity was 10.9% of total assets at September 30, 2001 as compared to 13.7% at December 31, 2000. The banks risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.4%, 12.5% and 7.9%, respectively at September 30, 2001. This compares to required OCC regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively.

                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES



                                                      Nine months ended September 30, 2001     Nine months ended September 30, 2000
                                                   ----------------------------------------   -------------------------------------
                                                       Average       Interest       Yield/    Average       Interest       Yield/
                                                       Balance      Earned/Paid      Rate     Balance      Earned/Paid      Rate
                                                       -------     -------------    ------    -------      -----------     -------
ASSETS
Earning assets
  Loans                                            $  77,012,207   $   5,101,641     8.86%  $ 57,869,772    $4,005,801       9.25%
  Securities:                                         39,296,127       1,701,548     5.79%    29,041,795     1,304,787       6.01%
  Federal funds sold and securities purchased
    under agreements to resell                        11,552,558         380,412     4.40%     6,109,714       288,311       6.31%
                                                   --------------------------------------   -------------------------------------
        Total earning assets                         127,860,892       7,183,601     7.51%    93,021,281     5,598,899       8.05%
                                                                   ----------------------                   ---------------------
Cash and due from banks                                3,735,433                               3,331,194
Premises and equipment                                 6,568,825                               5,715,327
Other assets                                           2,221,434                               1,005,360
Allowance for loan losses                               (959,263)                               (771,742)
                                                   -------------                            ------------
       Total assets                                $ 139,427,321                            $102,301,420
                                                   =============                            ============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts            $  15,329,970   $     102,561     0.89%  $ 10,381,606    $   57,896       0.75%
  Money market accounts                               21,360,488         586,887     3.67%    13,631,415       459,898       4.51%
  Savings deposits                                     6,907,850         118,789     2.30%     7,981,103       200,369       3.36%
  Time deposits                                       56,952,143       2,294,586     5.39%    37,481,890     1,509,961       5.39%
  Other short term borrowings                          3,893,200         108,121     3.71%     4,115,074       170,182       5.53%
                                                   --------------------------------------   -------------------------------------
     Total interest-bearing liabilities              104,443,651       3,210,944     4.11%    73,591,088     2,398,306       4.36%
                                                                   ----------------------                   ---------------------
Demand deposits                                       18,018,051                              13,714,267
Other liabilities                                      1,094,342                                 619,126
Shareholders' equity                                  15,871,277                              14,376,939
                                                   -------------                            ------------
   Total liabilities and shareholders' equity      $ 139,427,321                            $102,301,420
                                                   =============                            ============

Net interest spread                                                                  3.40%                                   3.69%
Net interest income/margin                                         $   3,972,657     4.15%                  $3,200,593       4.60%
                                                                   =============                            ==========


                           FIRST COMMUNITY CORPORATION
                   YIELDS ON AVERAGE EARNING ASSETS AND RATES
                     ON AVERAGE INTEREST-BEARING LIABILITIES



                                                   Three months ended September 30, 2001     Three months ended September 30, 2000
                                                 -----------------------------------------   -------------------------------------
                                                    Average         Interest        Yield/     Average        Interest     Yield/
                                                    Balance        Earned/Paid       Rate      Balance       Earned/Paid    Rate
                                                    -------        -----------      ------     -------       -----------   ------
ASSETS
Earning assets
  Loans                                          $  82,748,484    $   1,780,227      8.63%    $ 61,893,230    $1,461,580    9.47%
  Securities:                                       42,172,407          582,087      5.54%      29,480,193       449,138    6.11%
  Federal funds sold and securities purchased
    under agreements to resell                      12,652,958          109,882      3.48%       6,813,199       112,105    6.60%
                                                 ----------------------------------------      ---------------------------------
        Total earning assets                       137,573,849        2,472,196      7.21%      98,186,622     2,022,823    8.26%
                                                                  -----------------------                     ------------------
Cash and due from banks                              3,889,389                                   3,279,424
Premises and equipment                               6,651,495                                   5,863,124
Other assets                                         2,312,201                                   1,026,837
Allowance for loan losses                           (1,052,725)                                   (817,132)
                                                 -------------                                ------------
       Total assets                              $ 149,374,209                                $107,538,875
                                                 =============                                ============

LIABILITIES
Interest-bearing liabilities
  Interest-bearing transaction accounts          $  15,517,518    $      25,356      0.66%    $ 10,094,066    $   18,853    0.75%
  Money market accounts                             23,612,603          178,413      3.03%      13,417,971       162,277    4.85%
  Savings deposits                                   7,701,197           34,469      1.80%       7,368,214        61,641    3.36%
  Time deposits                                     62,463,584          772,895      4.96%      40,454,827       578,941    5.74%
  Other short term borrowings                        3,940,125           26,137      2.66%       6,004,578        87,724    5.86%
                                                 ----------------------------------------     ----------------------------------
     Total interest-bearing liabilities            113,235,027        1,037,270      3.67%      77,339,656       909,436    4.72%
                                                                  -----------------------                     ------------------
Demand deposits                                     18,803,373                                  14,810,612
Other liabilities                                    1,164,394                                     719,619
Shareholders' equity                                16,171,415                                  14,668,988
                                                 -------------                                ------------
   Total liabilities and shareholders' equity    $ 149,374,209                                $107,538,875
                                                 -------------                                ------------

Net interest spread                                                                  3.53%                                  3.55%
Net interest income/margin                                        $   1,434,9        4.18%                    $1,113,387    4.55%
                                                                  =============                               ==========

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

         (b)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to shareholders to vote during the quarter ended September 30, 2001.

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

                  10.7 Construction Agreement dated November 7, 1996 by and between the Bank and Summerfield Associates, Inc. To build a banking facility in Forest Acres, South Carolina. (Incorporated by reference to the Company's 1996 Annual Report on Form 10 KSB)

                  10.8 First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the 1998 Annual Report on form 10-KSB)

                           *Denotes executive compensation contract or arrangement.

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST COMMUNITY CORPORATION
                           ---------------------------
                                    (REGISTRANT)



Date: November 8, 2001         By: /s/ Michael C. Crapps
                                   --------------------------------------------
                               Michael C. Crapps
                               President and Chief Executive Officer



                               By: /s/ Joseph G. Sawyer
                                   --------------------------------------------
                               Joseph G. Sawyer
                               Senior Vice President, Principal Financial
                               Officer