Form 10KSB
period 2001-12-31
FIRST COMMUNITY CORP /SC/
filed 2002-03-25
CIK 932781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the fiscal year ended December 31, 2001

or Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to Commission file no. 33-86258

First Community Corporation
(Name of Small Business Issuer in Its Charter)

South Carolina	57-1010751

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5455 Sunset Blvd., Lexington, South Carolina	29072

(Address of Principal Executive Offices)	(Zip Code)

(803) 951-2265
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock as of March 15, 2002, held by non-affiliates of the registrant based on the average of the quoted bid and ask as of March 15, 2002, was $15,995,000

The issuer’s revenues for its most recent fiscal year were $10,549,332. 1,587,970 shares of the Issuer’s common stock were issued and outstanding as of March 15, 2002.

Documents Incorporated by Reference

Portions of the Registrants definitive Proxy Statement for its April 24, 2002 Annual Meeting of Shareholders, are incorporated by reference into Part III thereof.

Transitional Small Business Disclosure Format. (Check one): Yes [ ]  No [X]

PART I

Item 1. Business.

General

First Community Corporation was incorporated as a South Carolina corporation on November 2, 1994, primarily to own and control all of the capital stock of First Community Bank, N.A. The company presently engages in no business other than owning and managing the bank. The bank is a national banking association, which, engages in a commercial banking business from its main office in Lexington, South Carolina and five branch offices in Richland and Lexington counties of South Carolina. The bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and it is a member of the Federal Reserve System.

In July 1995, the Company completed its initial public offering of 688,077 shares of its common stock, at a price of $10.00 per share. On August 17, 1995, the bank opened for business. On July 10, 1998 the company closed a secondary offering in which it issued 517,500 shares of common stock. The net proceeds received in the secondary offering were approximately $6.6 million after deducting issuance costs. The proceeds were used to purchase properties and construct and outfit three branches over an eighteen month period. The estimated cost for the three branches was approximately $3.0 million. The remaining proceeds are being used to support the growth of the three new branch offices, as well as the company’s two existing branches, and for other general corporate purposes. On February 9, 2001 the company acquired a sixth office when it purchased certain assets and assumed certain liabilities associated with the Chapin, South Carolina branch of Newberry Federal Savings Bank.

Location and Service Area

The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland and Lexington counties of South Carolina and the surrounding area. The bank has its main office located in the city of Lexington, South Carolina in Lexington County and five branch offices located in Forest Acres, Irmo, West Columbia, Gilbert and Chapin all of which are located in Lexington and Richland Counties. See Item II, “Description of Properties.

Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland and Lexington Counties, which include the primary service areas for the existing six sites of the bank, had an estimated population in 2000 of 536,691. Lexington County had a population of 216,014 and Richland County had a population of 320,677. The principal components of the economy within the company’s market areas are service industries, government, and wholesale and retail trade. The largest employers in the area each of which employs in excess of 3,000 people in the Midlands area, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation. The area has experienced steady growth over the past ten years and the company expects the area, as well as the service industry needed to support it, to continue to grow. Both Richland and Lexington Counties have one of the highest per capita personal incomes in the state, at $27,988 and $26,643, respectively in 1999 compared to $23,538 for South Carolina as a whole.

Banking Services

The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the bank’s principal market area at rates competitive to those offered in the area. In addition, the bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

The bank also offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The bank also makes real estate construction and acquisition loans. The bank originates fixed and variable rate mortgage loans in the name of a third party which, are sold into the secondary market. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general the bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral. The bank may not make any loans to any director, officer, employee or 10% shareholder of the company or the bank unless the loan is approved by the Board of Directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

Competition

The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere. As of December 31, 2001, there were fourteen commercial banks operating approximately 148 offices and three thrifts with a total of 7 offices in the Lexington and Richland county area.

The company faces increased competition from both federally chartered and state chartered financial institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the company’s market area. A number of these competitors are well established in the Lexington and Richland County area. Many of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive branch networks and established trust services that the bank does not currently provide. The company believes that the community bank focus of the bank with its emphasis on service to small and medium size businesses, individual and professional concerns, gives it an advantage in this market.

Employees

The bank presently has 53 full-time employees and three part-time employees. The company does not have any employees other than its officers, none whom receive any additional remuneration for their services to the company.

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

Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

     The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

     The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

•	banking and managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;
•	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
•	merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary or investment or financial adviser;
•	owning savings associations; and
•	making investments in certain corporations or projects designed primarily to promote community welfare.

     The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in “First Community Bank, N.A. – Dividends.” Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

     South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First Community Bank, N.A.

     Our bank, First Community Bank, N.A., operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

     The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

     The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks’ aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

     Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

     National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

     Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank ‘s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

     Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

     Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

     The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

     Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;
•	raise additional capital;
•	restrict their growth, deposit interest rates, and other activities;
•	improve their management;
•	eliminate management fees; or
•	divest themselves of all or a part of their operations.

     These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

     Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

     Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

     Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2. Description of Property.

Lexington Property. The principal place of business of both the company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the bank’s main office is a 2.29 acre plot of land. The site was purchased for $576,000. The company and the bank are operating in an 8500 square foot facility located on this site. In October 2000 the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300,000 for future expansion. This site is designed to allow the addition of 12,000 to 18,000 square feet to the facility at some future date and as needed.

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

Chapin Office. The company operates a branch office facility at 137 Amicks Ferry Rd., Chapin South Carolina 29036. The facility is approximately 2200 square feet and is located on three acres of land. The total cost of the facility and land was approximately $695,000.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the “Common Stock”), of which 1,270,609 were issued and outstanding as of December 31, 2001. On January 24, 2002 the board of directors approved a 5 for 4 stock split in the form of a stock dividend payable on February 28, 2002 to stockholders of record on January 31, 2002. The stock is quoted on the OTC Bulletin Board under the trading symbol “FCCO.OB”

The company has never paid any cash dividends. The National Banking Act limits dividend payments by national banks such as the bank, which in turn could limit the company’s ability to pay dividends. The bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2001, the bank has $2,145,000 free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The following is a summary of stock prices for the company since the stock began to be quoted on the OTC Bulletin Board. The prices have been adjusted for all periods to reflect the effects of the June 30, 2001, 5% stock dividend and the February 28, 2002, 5-for-4 stock split.

2001	High	Low

First quarter	$11.43	$9.90
Second quarter	$12.95	$9.90
Third quarter	$11.80	$11.00
Fourth quarter	$11.60	$9.80

2000	High	Low

First quarter	$12.95	$11.43
Second quarter	$13.23	$10.67
Third quarter	$11.90	$10.67
Fourth quarter	$11.62	$10.00

1999	High	Low

First quarter	$14.86	$12.57
Second quarter	$14.67	$13.71
Third quarter	$14.10	$12.95
Fourth quarter	$13.52	$11.81

The price listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6. Management’s Discussion and Analysis.

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of First Community Corporation, its directors or its officers with respect to, among other things: (i) First Community Corporation’s financing plans, (ii) trends affecting First Community Corporation’s financial condition or results of operations; (iii) First Community Corporation’s growth strategy and operating strategy; (iv) the quality of our loan portfolio and (v) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in First Community Corporation’s filings with the Securities and Exchange Commission.

General

First Community Corporation is a one bank holding company. The company commenced operations on November 2, 1994. The bank, the company’s only subsidiary, began operations on August 17, 1995 from its first office located in Lexington, South Carolina. On September 14, 1995 the company opened its second office located in Forest Acres, South Carolina. The bank now has six offices, all of which are located in either Lexington County or Richland County, South Carolina. The company engages in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

The company experienced substantial asset growth during 2001 with assets totaling $156.6 million at December 31, 2001, increasing by 39.8% or $44.6 million from December 31, 2000. During 2001, the company acquired certain assets and assumed deposit liabilities of the Chapin Branch of Newberry Federal Savings Bank. This acquisition accounted for $13.3 million in asset growth during 2001. The asset growth was primarily funded by deposit growth of $41.6 million or 44.8%. Deposits totaled $134.4 million at December 31, 2001 compared to $92.8 million at December 31, 2000.

The company’s net income increased $120,000 in 2001, or 12.2%, over the year ended December 31, 2000. Net income was $1.1 million or $.68 diluted earnings per share in 2001, compared to $984,000 or $.62 diluted earnings per share in 2000. On June 30, 2001 the company paid a 5% stock dividend and on January 24, 2002 the board of directors approved a 5-for-4 stock split payable February 28, 2002. Per share data has been adjusted for all periods to reflect the issuance of the stock dividend and stock split.

The following discussion and analysis is intended to assist the readers in understanding and evaluating the financial condition and results of operations of the company. This review should be read in conjunction company’s financial statements and accompanying notes included elsewhere herein. This analysis provides an overview of the significant changes that occurred during the periods presented.

Results of Operations

The company’s net income was $1.1 million , or $0.68 diluted earnings per share, for the year ended December 31, 2001, as compared to a net income of $984,000, or $0.61 diluted earnings per share, for the year ended December 31, 2000, and $818,000 or $0.50 diluted earnings per share for the year ended December 31, 1999. The increase in net income for 2001 as compared to 2000 resulted primarily from two factors, which included an increase in the level of average earning assets of $36.5 million offset by a 40 basis point decline in the net interest margin. Net interest income increased from $4.4 million in 2000 to $5.5 million in the year ended December 31, 2001. This increase resulted from an increase in average loan balances of approximately $19.5 million in 2001 as compared to 2000. Yields earned and rates paid on the various components of the balance sheet showed decreases in 2001 as compared to 2000. Earning assets averaged $131.8 million in 2001 as compared to $95.3 million in 2000. Non interest income increased from $594,000 in 2000 to $938,000 in 2001 due primarily to increased deposit service charges resulting from higher average deposit account balances as well as increased mortgage origination fees generated as a result of the low interest rate environment. Non-interest expense increased to $4.4 million in 2001 as compared to $3.3 million in 2000. This increase is primarily due to increases in all expense categories required to support the substantial growth the bank has experienced over the last several years. During 1999, the company opened two new offices, in 2000 one office was opened and in 2001 the bank acquired an office from another financial institution. Since beginning these expansion plans in 1999 the bank has continued to leverage it’s initial investments by increasing both deposits and earning assets at each of these locations.

The increase in net income from 1999 to 2000 resulted primarily from two factors, which included an increase in the level of average earning assets of $11.0 million and a 26 basis point improvement in the net interest margin. Earning assets averaged $95.3 million in 2000 as compared to $84.3 million in 1999. Non-interest income increased from $481,000 in 1999 to $594,000 in 2000 due to increased deposit service charges and increases in fees related to non-deposit investment product sales. Non-interest expense increased to $3.3 million in 2000 as compared to $2.7 million in 1999. This increase again was primarily due to the cost associated with expansion of the branch offices during 1999 and 2000, and expansion of the support infrastructure necessary to operate these new offices.

Net Interest Income

The largest component of operating earnings for the company is net interest income, which is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income totaled $5.5 million in 2001, $4.4 million in 2000 and $3.7 million in 1999. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.51% in 2001 as compared to 3.64% in 2000 and 3.50% in 1999. The reason for the increase in net interest income between 2001 and 2000 was primarily due to the $36.5 million increase in the level of earning assets between the two periods partially offset by a 40 basis point decrease in the net interest margin. Similarly, the increase in net interest income between 2000 and 1999 was primarily due to the $11.0 million increase in the level of earning assets between the two periods as well as an increase in the net interest margin of 26 basis points. In 2001 loans represented 60.0% of average earning assets as compared to 63.0% in 2000. Loans typically provide a higher yield than other types of earning assets and thus one of the company’s goals is to continue to grow the loan portfolio as a percentage of earning assets. The yield on earning assets decreased from 8.11% in 2000 to 7.29% in 2001. The decrease was primarily a result of the substantial decrease in market interest rates that took place throughout 2001 as well as the higher percentage of average loans to average earning assets in 2000 as compared to 2001. This decrease in yield on average earning assets was partially offset by a decrease in the rate paid on interest-bearing liabilities to 3.79% in 2001 from 4.47% in 2000.

Average Balances, Income Expenses and Rates. The following tables depict, for the periods indicated, certain information related to the company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Income, Expenses and Rates

(In thousands)

	Year ended December 31,

	2001			2000			1999

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets
Loans	$79,466	$6,855	8.63%	$60,001	$5,586	9.31%	$46,064	$4,093	8.89%
Securities	40,766	2,310	5.67%	29,002	1,743	6.01%	29,917	1,660	5.55%
Federal funds sold and securities purchased under agreement to resell and other interest earning assets (2)	11,548	446	3.86%	6,249	399	6.39%	8,284	411	4.96%

Total earning assets	131,780	9,611	7.29%	95,252	7,728	8.11%	84,265	6,164	7.32%

Cash and due from banks	3,808			3,307			2,913
Premises and equipment	6,564			5,808			4,521
Other assets	2,186			1,015			882
Allowance for loan losses	(1,005)			(791)			(624)

Total assets	$143,333			$104,591			$91,957

	Year ended December 31,

	2001			2000			1999

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	15,475	118	0.76%	10,654	90	0.84%	10,168	81	0.80%
Money market accounts	22,158	716	3.23%	13,736	630	4.59%	10,773	441	4.09%
Savings deposits	7,155	142	1.98%	7,525	251	3.34%	8,633	298	3.45%
Time deposits	59,173	2,990	5.05%	39,011	2,158	5.53%	33,193	1,567	4.72%
Other short term borrowings	4,003	122	3.05%	4,014	224	5.58%	3,012	125	4.15%

Total interest-bearing liabilities	107,964	4,088	3.79%	74,940	3,353	4.47%	65,779	2,512	3.82%

Demand deposits	11,770			14,422			11,770
Other liabilities	553			673			553
Shareholders’ equity	13,855			14,556			13,855

Total liabilities and shareholders’ equity	$134,142			$104,591			$91,957

Net interest spread			3.50%			3.64%			3.50%
Net interest income/margin		$5,523	4.19%		$4,375	4.59%		$3,652	4.33%

(1)	All loans and deposits are domestic. Average balance of loans include non-accrual loans.
(2)	The computation includes interest-earning deposits.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

(In thousands)

	2001 versus 2000			2000 versus 1999
	Increase (decrease ) due to			Increase (decrease ) due to

	Volume	Rate	Net	Volume	Rate	Net

Assets
Earning assets
Loans	$1,640	$(371)	$1,269	$1,290	$202	$1,492
Investment securities	660	(93)	567	(48)	131	83
Federal funds sold and securities purchased under agreements to resell	87	(40)	47	63	(74)	(11)

Total earning assets	2,557	(674)	1,883	851	713	1,564

Interest-bearing liabilities
Interest-bearing transaction accounts	36	(7)	29	4	5	9
Money market accounts	166	(80)	86	131	58	189
Savings deposits	(11)	(97)	(108)	(37)	(10)	(47)
Time deposits	999	(168)	831	298	293	591
Other short term borrowings	(1)	(101)	(102)	49	50	99

Total interest-bearing liabilities	1,129	(393)	736	377	464	841

Net interest income			$1,147			$723

Interest Sensitivity. The company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by the company is the measurement of the company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability modeling is performed by the company to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk.

The following table illustrates the company’s interest rate sensitivity at December 31, 2001.

Interest Sensitivity Analysis

(In thousands)

	December 31, 2001

		After	After Six
	Within	Three	Through	One Year	Over Five
	Three	Through	Twelve	through	Years or
	Months	Six Months	Months	Five Years	Nonsensitive	Total

Assets
Earning assets
Loans (1)	$31,248	$3,372	$6,782	$45,696	$17	$87,115
Securities	500	2,861	2,477	25,842	14,686	46,366
Federal funds sold, securities purchased under agreements to resell and other earning assets	9,437					9,437

Total earning assets	41,185	6,233	9,259	71,538	14,703	142,918

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	1,927	1,927	3,854	7,713		15,421
Money market accounts	24,044					24,044
Savings deposits	972	972	1,943	3,887		7,774
Time deposits	26,348	18,522	14,397	8,209		67,476

Total interest-bearing deposits	53,291	21,421	20,194	19,809		114,715
Other short term borrowings	4,213					4,213

Total interest-bearing liabilities	57,504	21,421	20,194	19,809		118,928

Period gap	$(16,319)	$(15,188)	$(10,935)	$51,729	$14,703	$23,990
Cumulative gap	$(16,319)	$(31,507)	$(42,442)	$9,287	$23,990
Ratio of cumulative gap to total earning assets	(11.4)%	(22.0)%	(29.7)%	6.5%	16.8%

(1)	Loan balances do not include non-accrual loans in the amount of $404,000 at December 31, 2001

The company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The company currently is liability sensitive over all time frames within one year. However, the company’s gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

The company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

Additions to the allowance for loan losses, which are expended as the provision for loan losses on the company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. Currently, the allowance for loan losses is evaluated on an overall portfolio basis. Management intends to implement an allocation system in the future. This system will allocate the allowance to loan categories, and will be implemented at the time the size and mix of the portfolio support such a system. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

At December 31, 2001 and 2000, the allowance for loan losses amounted to $1.0 million and $873,000, respectively. This represents 1.14% and 1.29% of outstanding loans at December 31, 2001 and 2000, respectively. At December 31, 2001 the company had non-accrual loans in the amount of $404,000, there were no non-accrual, restructured or other non-performing loans at December 31, 2000 or 1999. There was $421,000, $336,000 and $4,000 in loans delinquent greater than 30 days at December 31, 2001, 2000 and 1999, respectively. There were no loans greater than 90 days delinquent during any of these periods. The provision for loan losses was $407,000, $161,000 and $210,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The provision for loan loss was higher in 2001 compared to prior years due to higher charge-offs. Charge-offs in the amount of $284,000 during 2001 consisted primarily of one credit in the amount of $240,000. The provision was made based on management’s assessment of general loan loss risk and asset quality.

Allowance For Loan Losses

(Dollars in thousands)

	Year ended December 31,

	2001	2000	1999

Average loans outstanding	$79,466	$60,001	$46,064

Loans outstanding at period end	$87,519	$67,984	$52,297

Total non-performing loans	$404	—	—

Beginning balance of allowance	$873	$704	$532
Loans charged-off:
1-4 family residential mortgage	7	—	—
Home equity	—	—	—
Commercial	270	5	26
Installment & credit card	7	2	15

Total loans charged-off	284	7	41

Recoveries:
1-4 family residential mortgage	—	—	—
Home equity	—	—	—
Commercial	4	14	3
Installment & credit card	—	1	—

Total recoveries	4	15	3

Net loans charged off	280	(8)	38

Provision for loan losses	407	161	210

Balance at period end	$1,000	$873	$704

Net charge -offs to average loans	0.35%	(.02%)	0.08%
Allowance as percent of total loans	1.14%	1.28%	1.35%
Non-performing loans as % of total loans	0.46%	—	—
Allowance as % of non-performing loans	247.52%	—	—

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 2001, the company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

Noninterest Income. The company’s primary source of noninterest income is service charges on deposit accounts. In addition, the company originates mortgage loans that are closed in the name of a third party for which the company receives a fee. Other sources of noninterest income is derived from commissions on sale of non-deposit investment products, bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 2001, was $938,000 as compared to $594,000 for 2000, an increase of $344,000 or 57.9%. This increase is primarily a result of the growth in deposit account balances and the related deposit account fees. Deposit account fees amounted to $475,000 in 2001 as compared to $334,000 in 2000. Mortgage loan fee income increased to $217,000 for the year ended December 31, 2001 as compared to $88,000 in 2000. This increase was attributable to the significant reduction in market interest rates during 2001, which resulted in more new home sales and a significant increase in mortgage refinancings. Commissions on the sale of non-deposit investment products increased to $100,000 in 2001 from $77,000 in 2000. The company continues to place emphasis on sources of noninterest income by attempting to increase mortgage loan fee income and commissions on the sale of non-deposit investment products. During 2001, the bank increased the staff of investment advisors to two full time registered representatives from one previous to 2001. During early 2002, the bank intends to increase the number of mortgage loan originators from one to two.

Noninterest income amounted to $481,000 in 1999. The increase in 2000 of $113,000 or 23.5% as compared to 1999 is also primarily attributable to increased deposit account balances and the related deposit account fees. Deposit account fees increased $105,000 or 46.0% in 2000 as compared to 1999.

Noninterest Expense. In the very competitive financial services market of recent years, management recognizes the need to place a great deal of emphasis on expense management and will continue to evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased to $4.4 million for the year ended December 31, 2001 from $3.3 million for the year ended December 31, 2000. Salary and employee benefits increased $665,000 in 2001 as compared to 2000. This increase results primarily from an increase of 10 full time equivalent employees from 46 at December 31, 2000 to 53 at December 31, 2001. Four of these employees were added when the bank acquired it’s sixth banking office in Chapin, South Carolina in February 2001. The additional staff positions were added in the operation areas and branch offices required as a result of growth of the company. Significantly higher health insurance cost also contributed to the higher salary and benefit expense during 2001 as compared to 2000. The company ‘s health insurance plans repriced as of January 2001. Equipment expense increased by $118,000 or 28.9%, in 2001, as compared to 2000. This is primarily attributable to increased depreciation and maintenance contract expense related to equipment purchased for the Chapin office as well as equipment purchased to upgrade and improve existing technology. The company continues to evaluate its technology systems in order to enhance its delivery of services and currently has plans in 2002 to invest in a check imaging system and telecommunication upgrades. Noninterest expense in 2001 includes amortization of the deposit premium and goodwill intangibles of $124,000 related to the acquisition of the Chapin office in February 2001. The deposit premium of $1.2 million and goodwill of $50,000 is being amortized over a period of seven years.

The company’s expansion focus implemented in 1999 whereby two new branch offices were opened and a third opened in the first quarter of 2000 contributed to the increase in noninterest expense of $600,000 from $2.7 million in 1999 to $3.3 million in 2000. The new branches opened in 1999 added approximately nine full time equivalent positions within the company and as a result these staff are reflected in operations for the entire year of 2000 and only a portion of the year of 1999. The branch opened in 2000 added four full time positions. As a result salaries and benefits increased to $1.7 million in 2000 from $1.4 million in 1999. Occupancy expense increased to $247,000 for the year ended December 31, 2000 as compared to $172,000 in the previous year. This increase is a result of having the expenses such as depreciation and utilities related to the two new branches for the entire year of 2000 and the third for three quarters of the year. Equipment expense increased to $408,000 in 2000 as compared to $235,000 in 1999. The company brought its data processing operations in-house in 2000 whereas prior to June of 2000 the data processing was outsourced to a third party vendor. Along with the equipment cost relative to the new branches included for the entire year the decision to bring data processing in-house resulted in increased equipment expense. Other expense increased to $761,000 for the year ended December 31, 2000 as compared to $692,000 in 1999. This increase resulted primarily from increases in telephone expense of $25,000 postage of $8,000, courier expense of $8,000 and dues and subscriptions of $11,000. All of these costs are a result of the continued growth in the company’s customer base and branch network.

The following table sets forth for the periods indicated the primary components of non-interest expense:

(In thousands)

	Year ended December 31,

	2001	2000	1999

Salary and employee benefits	$2,356	$1,691	$1,389
Occupancy	294	247	172
Equipment	526	408	235
Marketing and public relations	147	198	182
Data processing	77	137	156
Supplies	110	87	86
Telephone	103	64	39
Correspondent services	78	60	59
Insurance	86	60	49
Professional fees	94	86	83
Postage	78	56	49
Amortization of intangibles	124	—	—
Other	308	211	170

	$4,381	$3,305	$2,669

Income Tax Expense

Income tax expenses for the year ended December 31, 2001 were $569,000 or 34.0% of income before taxes as compared to $520,000 and 34.6% of income before taxes for the year ended December 31, 2000. Income taxes for 1999 was only $436,000 or 34.8% of income before taxes. The decrease in the effective tax rate is primarily a result of the bank beginning to invest in tax exempt municipal bonds after 1998 the year in which the company used up its initial net operating losses. The company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is “more likely” than not that the tax benefit will be realized. At current established federal and state statutory income tax rates it is anticipated that income tax expense for the company will remain approximately 34.0% to 35.0 % of income before taxes in the future.

Financial Position

Total assets at December 31, 2001 were $156.6 million as compared to $112.0 million at December 31, 2000. Average earning assets increased to $131.8 million during 2001 as compared to $95.3 million during 2000. Asset growth included a net increase in loans of $19.5 million from $68.0 million at December 31, 2000 to $87.5 million at December 31, 2001. Investment securities increased $17.7 million from $28.7 million at year-end 2000 to $46.4 million at December 31, 2001. The growth in the various asset categories was funded by an increase in deposit account balances of $41.6 million from $112.0 million at December 31, 2000 to $134.4 million at December 31, 2001. Shareholders’ equity totaled $15.4 million at December 31, 2000 as compared to $16.8 million at December 31, 2001. This increase was a result of retained net income of $1.1 million and a reduction of the unrealized loss on available for sale securities to an unrealized gain of $272,000 during 2001.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets. At December 31, 2001 loans accounted for 61.1% of earning assets as compared to 66.7% of earning assets at December 31, 2000. Substantial loan deposit growth including the acquisition of $13.2 million in deposits when the bank acquired the Chapin office resulted in the decline in the loan to deposit ratio in 2001 as compared to 2000. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. However, the bank tries to achieve its asset mix goals without sacrificing asset quality. Loans averaged $79.5 million during 2001, as compared to $60.0 million in 2000.

     The following table shows the composition of the loan portfolio by category:

(In thousands)

	December 31,

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$12,408	14.2%	$12,414	18.3%	$10,833	20.7%
Real estate:
Construction	10,126	11.6%	3,879	5.7%	4,943	9.5%
Mortgage – residential	9,272	10.6%	8,327	12.2%	7,849	15.0%
Mortgage – commercial	41,744	47.7%	31,525	46.4%	20,140	38.5%
Consumer	13,968	15.9%	11,839	17.4%	8,532	16.3%

Total gross loans	87,518	100.0%	67,984	100.0%	52,297	100.0%

Allowance for loan losses	(1,000)		(873)		(704)

Total net loans	$86,518		$67,111		$51,593

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The company follows the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally the company limits the loan-to-value ratio to 80%. The principal components of the company’s loan portfolio, at year-end 2001 and 2000, were commercial mortgage loans in the amount of $41.7 million and $31.5 million, representing 47.7% and 46.4% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity for the company. The following table sets forth the company’s loans maturing within specified intervals at December 31, 2001.

Loan Maturity Schedule And Sensitivity To Changes In Interest Rates

(In thousands)

	December 31, 2001

		Over One
	One Year	Year Through	Over
	or Less	Five Years	Five Years	Total

Commercial, financial & agricultural	$4,893	$7,481	$34	$12,408
Real estate – construction	7,884	2,242		10,126
All other loan	11,229	46,323	7,432	64,984

	$24,006	$56,046	$7,466	$87,518

Loans maturing after one year with:
Fixed interest rates				$52,011
Floating interest rates				11,501

				$63,512

The information presented in the above table is based on the contractual maturities of the individual loans including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the company’s total earning assets. Total securities averaged $40.8 million in 2001, as compared to $29.0 million in 2000. This represents 31.0% and 30.4% of the average earning assets for the year ended December 31, 2001 and 2000, respectively. The objective of the company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 2001, the weighted average life of the portfolio was 2.5 years and the weighted average tax equivalent yield was 5.3%. The company primarily invests in U.S. Treasury securities and securities of other U. S. Government agencies with maturities up to five years. In 1998, as a result of utilizing all prior net operating losses the company began investing in South Carolina state and local government obligations with maturities of up to 15 years.

     The following table shows, at carrying value, the scheduled maturities and average yields of securities held.

Investment Securities Maturity Distribution and Yields (1)

(In thousands)

	December 31, 2001

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held-to-maturity:
State and local government	—		$611	5.54%	$2,317	5.87%	$1,161	6.70%
Other	—		—		10	5.85%	—

Total investment securities held-to- maturity	—		611	5.54%	2,327	5.87%	1,161	6.70%

Available-for-sale:
U.S. treasury	3,521	3.70%	2,836	4.24%	—		—
U.S. government agencies	999	2.15%	15,170	5.53%	8,113	5.83%	—
Mortgage-backed securities	183	6.23%	1,140	5.65%	2,657	5.58%	7,059	5.41%
Other	—		—		—		589	6.25%

Total investment securities available-for-sale	4,703	3.47%	19,146	5.34%	10,770	5.76%	7,648	5.47%

Total investment securities	$4,703	3.47%	$19,757	5.35%	$13,097	5.78%	$8,809	5.63%

(1)	Investments with a call feature are shown as of the contractual maturity date.

Short-Term Investments. Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $11.5 million in 2001, as compared to $6.2 million in 2000. At December 31, 2001, short-term investments totaled $9.4 million. These funds are a primary source of the company’s liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits were $115.7 million during 2001, compared to $85.3 million during 2000. Average interest-bearing deposits were $104.0 million in 2001, as compared to $70.9 million in 2000.

     The following table sets forth the deposits of the company by category.

(In thousands)

	December 31,

	2001		2000		1999

		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$19,687	14.7%	$17,222	18.6%	$12,232	15.9%
NOW accounts	15,415	11.5%	13,554	14.6%	9,113	11.9%
Money market accounts	24,050	17.9%	14,299	15.4%	15,160	19.7%
Savings accounts	7,774	5.8%	5,285	5.7%	8,030	10.4%
Time deposits less than $100,000	40,906	30.4%	20,779	22.4%	15,084	19.6%
Time deposits more than $100,000	26,570	19.7%	21,615	23.3%	17,352	22.5%

	$134,402	100.0%	$91,754	100.0%	$76,971	100.0%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the company’s loan portfolio and other earning assets. The company’s core deposits were $107.8 million and $70.1 million at December 31, 2001 and 2000, respectively. A stable base of deposits are expected to be the company’s primary source of funding to meet both its short-term and long-term liquidity needs in the future.

     The maturity distribution of the company’s time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

(In thousands)

	December 31, 2001

		After Three	After Six	After
	Within Three	Through	Through	Twelve
	Months	Six Months	Twelve Months	Months	Total

Certificates of deposit of $100,000 or more	$11,720	$5,841	$5,903	$3,106	$26,570
Other time deposits of $100,000 or more	—	—	—	—	—

	$11,720	$5,841	$5,903	$3,106	$26,570

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

Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase, and Federal Home Loan Bank advances. These borrowings averaged $4.0 million and $4.0 million during 2001 and 2000, respectively. The repurchase agreements are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. Repurchase agreements averaged $3.8 million and $3.2 million during 2001 and 2000, respectively. During 1999 the bank became a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta) and as such has access to advances from the FHLB Atlanta for various terms and amounts. During 2001 and 2000 the average outstanding advances amounted to $115,000 and $594,000, respectively.

Capital

Total shareholders’ equity as of December 31, 2001 was $16.8 million, an increase of $1.4 million or approximately 9.1% compared with shareholders” equity of $15.4 million as of December 31, 2000. This increase was attributable to net income for the year ended December 31, 2001 of $$1.1 million and an increase in the net unrealized gain (loss) of $275,000 net of tax effect in the market value of investment securities available-for-sale.

Under the capital guidelines of the OCC, the bank is currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

The company and the bank exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital (In thousands)

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%

The Bank:
December 31, 2001
Risk Based Capital
Tier 1	$4,104	4.0%	$11,899	11.6%	$7,795	7.6%
Total Capital	8,208	8.0%	12,899	12.6%	4,691	4.6%
Tier 1 Leverage	4,518	3.0%	11,899	7.9%	7,381	4.9%

December 31, 2000
Risk Based Capital
Tier 1	$3,167	4.0%	$11,980	15.1%	$8,813	11.1%
Total Capital	6,334	8.0%	12,854	16.2%	6,520	8.2%
Tier 1 Leverage	6,276	3.0%	11,980	11.0%	8,704	8.0%

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%

The Company:
December 31, 2001
Risk Based Capital
Tier 1	$4,124	4.0%	$15,377	14.9%	$11,253	10.9%
Total Capital	8,248	8.0%	16,377	15.9%	8,129	7.9%
Tier 1 Leverage	4,594	3.0%	15,377	10.0%	10,783	7.0%

December 31, 2000
Risk Based Capital
Tier 1	$3,186	4.0%	$15,371	19.3%	$12,185	15.3%
Total Capital	6,374	8.0%	16,245	20.4%	9,871	12.4%
Tier 1 Leverage	3,348	3.0%	15,371	13.8%	12,023	10.8%

On July 10, 1998 the Company closed a secondary offering in which 679,218 additional shares (adjusted for the June 30, 2001 5% stock dividend and the February 28, 2002 5-for-4 stock split) were issued with proceeds after offering expenses of approximately $6.6 million. Approximately $4.1 million of the proceeds from this offering were used to provide additional capital to the bank. The company is using the proceeds of the secondary offering to support its continued growth and believe that its capital resources are adequate to meet its operating needs.

Liquidity Management

Liquidity management involves monitoring the company’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the company’s market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. The bank is a member of the FHLB Atlanta and has the ability to obtain advances for various periods of time. These advances will be secured by securities pledged by the bank or assignment of specific loans within the bank’s portfolio.

With the successful completion of the common stock offering in 1995 and the secondary offering completed in July 1998, the company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the company and the bank needed for operations. The company’s funds sold and short term interest bearing deposits position, its primary source of liquidity, averaged $11.5 million during the year ended December 31, 2001, and was $9.4 million at December 31, 2001. The company also maintains federal funds purchased lines, in the amount of $4.5 million with several financial institutions, although these have not been utilized in 2001. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets which would be collateralized by a pledge against specific investment securities. Management regularly reviews the liquidity position of the company and has implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term liquidity needs successfully.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the company and the bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the company’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7. Financial Statements

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
First Community Corporation
Lexington, South Carolina

I have audited the accompanying balance sheets of First Community Corporation as of December 31, 2001 and 2000, and the related statements of operations, statements of comprehensive income, changes in shareholders” equity and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 2001 and 2000 and the results of its operations and its cash flows for the three years ended December 31, 2001, in conformity with generally accepted accounting principles in the United States.

/s/Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 14, 2002

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,

	2001	2000

ASSETS
Cash and due from banks	$5,402,419	$3,783,521
Interest-bearing bank balances	1,011,648	74,737
Federal funds sold and securities purchased under agreements to resell	8,424,738	5,126,333
Investment securities – available for sale	42,267,602	25,706,862
Investment securities – held to maturity (market value of $4,063,566 and $2,991,706 at December 31, 2001 and 2000, respectively)	4,098,594	3,028,169
Loans	87,518,579	67,983,785
Less, allowance for loan losses	1,000,412	873,356

Net loans	86,518,167	67,110,429
Property, furniture and equipment – net	6,496,975	6,052,041
Intangible assets	1,127,575	—
Other assets	1,207,473	1,103,416

Total assets	$156,555,191	$111,985,508

LIABILITIES
Deposits:
Non-interest bearing demand	$19,686,677	$17,222,354
NOW and money market accounts	39,465,531	27,852,891
Savings	7,773,866	5,285,326
Time deposits less than $100,000	40,905,744	20,779,078
Time deposits $100,000 and over	26,569,838	21,615,047

Total deposits	134,401,656	92,754,696
Securities sold under agreements to repurchase	4,050,700	2,949,400
Other borrowed money	162,349	124,080
Other liabilities	1,164,284	788,568

Total liabilities	$139,778,989	$96,616,744

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,270,609 in 2001 and 1,207,177 in 2000	1,270,609	1,207,177
Additional paid in capital	13,088,744	12,248,087
Retained earnings	2,144,611	1,916,237
Accumulated other comprehensive income (loss)	272,238	(2,737)

Total shareholders’ equity	16,776,202	15,368,764

Total liabilities and shareholders’ equity	$156,555,191	$111,985,508

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,

	2001	2000	1999

Interest income:
Loans, including fees	$6,855,382	$5,586,231	$4,093,322
Investment securities – available-for-sale	2,183,435	1,574,914	1,511,857
Investment securities – held-to-maturity	126,961	167,869	148,275
Other short term investments	445,469	399,345	410,539

Total interest income	9,611,247	7,728,359	6,163,993

Interest expense:
Deposits	3,966,442	3,129,006	2,386,683
Securities sold under agreement to repurchase	118,796	178,026	110,375
Other borrowed money	3,066	45,666	14,784

Total interest expense	4,088,304	3,352,698	2,511,842

Net interest income	5,522,943	4,375,661	3,652,151
Provision for loan losses	407,300	160,500	210,000

Net interest income after provision for loan losses	5,115,643	4,215,161	3,442,151

Non-interest income:
Deposit service charges	475,331	333,720	228,503
Mortgage origination fees	217,074	88,070	84,247
Other	245,680	172,631	168,673

Total non-interest income	938,085	594,421	481,423

Non-interest expense:
Salaries and employee benefits	2,356,126	1,690,740	1,389,007
Occupancy	294,438	247,341	171,895
Equipment	526,251	408,153	234,869
Marketing and public relations	147,138	198,475	181,743
Amortization of intangibles	123,520	—	—
Other	933,180	761,135	691,570

Total non-interest expense	4,380,653	3,305,844	2,669,084

Net income before tax	1,673,075	1,503,738	1,254,490
Income taxes	569,421	519,693	436,327

Net income	$1,103,654	$984,045	$818,163

Basic earnings per common share	$0.69	$0.62	$0.52

Diluted earnings per common share	$0.68	$0.61	$0.50

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

	Year ended December 31,

	2001	2000	1999

Net income	$1,103,654	$984,045	$818,163

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period, net of tax effect of $141,041 $190,383 and ($217,661), for the years ended December 31, 2001, 2000 and 1999, respectively	274,975	343,997	(389,785)

Comprehensive income	$1,378,629	$1,328,042	$428,378

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholder’s Equity

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total

Balance December 31, 1998	1,207,177	$1,207,177	$12,248,087	$114,029	$43,051	$13,612,344
Net income				818,163		818,163
Other comprehensive income loss, net of tax – unrealized loss on available-for-sale securities					(389,785)	(389,785)

Balance December 31, 1999	1,207,177	1,207,177	12,248,087	932,192	(346,734)	14,040,722
Net income				984,045		984,045
Other comprehensive income, net of tax – unrealized gain on available-for-sale securities					343,997	343,997

Balance December 31, 2000	1,207,177	1,207,177	12,248,087	1,916,237	(2,737)	15,368,764
Net income				1,103,654		1,103,654
5% stock dividend	60,282	60,282	813,807	(875,280)		(1,191)
Stock options exercised	3,150	3,150	26,850			30,000
Other comprehensive income,
net of tax – unrealized gain on
available-for-sale securities					274,975	274,975

Balance December 31, 2001	1,270,609	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$1,103,654	$984,045	$818,163
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	469,479	381,959	220,527
Premium amortization (Discount accretion)	(124,558)	(157,396)	(215,027)
Provision for loan losses	407,300	160,500	210,000
Amortization of intangibles	161,445	—	—
Increase in other assets	(294,670)	(281,058)	(51,809)
Increase (decrease) in accounts payable	375,716	341,071	(315,852)

Net cash provided in operating activities	2,098,366	1,429,121	666,002

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(56,263,765)	(9,547,213)	(28,534,959)
Maturity/call of investment securities available-for-sale	40,263,667	12,230,447	20,365,747
Purchase of investment securities held-to-maturity	(2,590,493)	—	(502,640)
Maturity/call of investment securities held-to-maturity	1,500,000	—	400,000
Increase in loans	(19,794,785)	(15,677,798)	(11,515,751)
Acquisition of branch	11,899,144	—	—
Purchase of property and equipment	(896,268)	(1,071,006)	(1,916,424)

Net cash used in investing activities	(25,882,500)	(14,065,570)	(21,704,027)

Cash flows from financing activities:
Increase in deposit accounts	28,469,970	15,783,472	20,965,454
Proceeds from exercise of stock options	30,000	—	—
Cash in lieu of fractional shares	(1,191)	—	—
Increase (decrease) in securities sold under agreements to repurchase	1,101,300	1,291,900	(1,080,200)
Increase (decrease) in other borrowings	38,269	(1,647,876)	1,739,543

Net cash provided from financing activities	29,638,348	15,427,496	21,624,797

Net increase in cash and cash equivalents	5,854,214	2,791,047	586,772

Cash and cash equivalents at beginning of period	8,984,591	6,193,544	5,606,772

Cash and cash equivalents at end of period	$14,838,805	$8,984,591	$6,193,544

Supplemental disclosure:
Cash paid during the period for:
Interest	$3,938,716	$3,108,530	$2,502,192
Taxes	$526,534	$271,065	$660,010
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$416,016	$534,379	$(607,446)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Community Corp- oration (the company)and its wholly owned subsidiary First Community Bank, N.A (the bank). All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The bank opened for business on August 17, 1995.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses. The estimation process includes management’s judgment as to future losses on existing loans based on an internal review of the loan portfolio, including an analysis of the borrowers current financial position, the consideration of current and anticipated economic conditions and the effect on specific borrowers. In determining the collectibility of loans management also considers the fair value of underlying collateral. Various regulatory agencies, as an integral part of their examination process, review the Company’s allowance for loan losses. Such agencies may require the company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors it is possible that the allowance for loan losses could change materially.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, due from banks, federal funds sold and securities purchased under agreements to resell. Generally federal funds are sold for a one-day period and securities purchased under agreements to resell mature in less than 90 days.

Investment Securities

Investment securities are classified as either held-to-maturity or available-for-sale. In determining such classification, securities that the company has the positive intent and ability to hold to maturity are classified as held-to maturity and are carried at amortized cost. All other securities are classified as available-for-sale and carried at estimated fair values with unrealized gains and losses included in shareholders’ equity on an after tax basis.

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

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, economic conditions and volume, growth and composition of the portfolio.

The company considers a loan to be impaired when, based upon current information and events, it is believed that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered impaired are accounted for at fair value. The accrual of interest on impaired loans is discontinued when, in management’s opinion , the borrower may be unable to meet payments as they become due, generally when a loan becomes 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received first to principal and then to interest income.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Estimated lives range up to 39 years for buildings and up to 10 years for furniture, fixtures and equipment.

Intangible Assets

Intangible assets consist primarily of core deposit premiums and goodwill resulting from the Company’s acquisition of a branch office during 2001. Core deposit intangibles and goodwill are being amortized over 7 years on a straight-line basis.

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

Stock Based Compensation Cost

The Company applies Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees”. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) was issued in October 1995, and encourages but does not require, adoption of a fair value method of accounting for employee stock based compensation plans. The company has adopted the disclosure-only provisions of SFAS 123 and has disclosed in the footnotes pro-forma net income and earnings per share information as if the fair value method had been applied.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted number of average shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and are computed using the treasury stock method. Weighted average share and per share data has been restated to reflect the June 30, 2001 5% stock dividend and the February 28, 2002, 5 for 4 stock split.

Segment Information

Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires selected segment information of operating segments based on a management approach. The company operates as one business segment.

Note 3 – PURCHASE OF BRANCH OFFICE

On February 9, 2001, the bank purchased certain assets and assumed certain liabilities associated with the Chapin, South Carolina branch of Newberry Federal Savings Bank. The acquisition was accounted for as a purchase. The premium paid for deposit liabilities and other intangible assets recorded as a result of this transaction will be amortized on a straight- line basis over a period of seven years. Summarized below are the assets and liabilities recorded as a result of the purchase.

Cash and cash equivalents	$11,343,432
Loans	20,254
Premises and equipment	692,456
Other assets, including deposit premium	1,239,448

Total assets	$13,295,590

Deposits	$13,171,607
Accrued interest and other liabilities	123,983

Total liabilities	$13,295,590

Note 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

December 31, 2001:
State and local government	$4,088,594	$—	$35,028	$4,053,566
Other	10,000	—	—	10,000

	$4,098,594	$—	$35,028	$4,063,566

December 31, 2000:
U.S. Government agency securities	$1,499,100	$—	$5,420	$1,493,680
State and local government	1,519,069	—	31,043	1,488,026
Other	10,000	—	—	10,000

	$3,028,169	$—	$36,463	$2,991,706

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

December 31, 2001:
US Treasury securities	$6,268,651	$91,049	$2,882	$6,356,818
US Government agency securities	23,991,449	332,509	41,897	24,282,061
Mortgage-backed securities	11,009,009	85,802	55,388	11,039,423
Other	589,300	—	—	589,300

	$41,858,409	$509,360	$100,167	$42,267,602

December 31, 2000:
US Treasury securities	$7,892,535	$19,950	$8,601	$7,903,884
US Government agency securities	13,689,291	70,978	69,767	13,690,502
Mortgage-backed securities	3,542,558	14,403	33,785	3,523,176
Other	589,300	—	—	589,300

	$25,713,684	$105,331	$112,153	$25,706,862

The amortized cost and fair value of investment securities at December 31, 2001, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without pre- payment penalties.

	Held-to-maturity		Available-for-sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$4,665,861	$4,702,500
Due after one year through five years	610,761	617,477	18,881,953	19,145,842
Due after five years through ten years	2,327,182	2,302,395	10,631,184	10,770,393
Due after ten years	1,160,651	1,143,694	7,679,411	7,648,867

	$4,098,594	$4,063,566	$41,858,409	$42,267,602

Securities with an amortized cost of $9,315,000 and fair value of $9,448,000 at December 31, 2001, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

Note 5 – LOANS

Loans summarized by category are as follows:

	December 31,

	2001	2000

Commercial, financial and agricultural	$12,408,018	$12,413,725
Real estate – construction	10,126,256	3,879,167
Real estate – mortgage
Commercial	41,743,783	31,525,070
Residential	9,272,238	8,327,344
Consumer	13,968,284	11,838,479

	$87,518,579	$67,983,785

Activity in the allowance for loan losses was as follows:

	December 31,

	2001	2000	1999

Balance at the beginning of year	$873,356	$703,993	$532,025
Provision for loan losses	407,300	160,500	210,000
Charged off loans	(283,578)	(6,687)	(41,342)
Recoveries	3,334	15,550	3,310

Balance at end of year	$1,000,412	$873,356	$703,993

At December 31, 2001 , the Bank had loans on non accrual in the amount of $404,332. If these loans had been current in accordance with their original terms interest income during the year would have been recognized in the amount of $32,363. Recorded interest on these loans amounted to $2,897. Loans classified as impaired at December 31, 2001 totaled $404,332 and were recorded at or below fair value. The average recorded investment in loans classified as impaired for the year ended December 31, 2001 amounted to $298,900. There were no loans classified as impaired or on a non-accrual basis in the year ended December 31, 2000.

Loans outstanding to Bank directors, executive officers and their related business interests amounted to $3,059,619 and $3,827,892 at December 31, 2001 and 2000, respectively. Repayments on these loans during the year ended December 31, 2001 were $1,112,189 and loans made amounted to $343,916. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,

	2001	2000

Land	$2,806,306	$2,206,306
Premises	3,212,566	3,122,758
Equipment	1,878,099	1,653,494

	7,896,971	6,982,558
Accumulated depreciation	1,399,996	930,517

	$6,496,975	$6,052,041

Provision for depreciation included in operating expenses for the years ended December 31, 2001, 2000 and 1999 amounted to $469,479, $381,959 and $220,527, respectively.

Note 7 – DEPOSITS

At December 31, 2001, the scheduled maturities of Certificates of Deposits are as follows:

2002	$59,344,170
2003	4,435,572
2004	3,637,106
2005	58,734

$67,475,582

Note 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2001 and 2000, was 0.84% and 5.63%, respectively. The maximum month-end balance during 2001 and 2000 was $4,203,900 and $4,814,800 respectively.

Other borrowed money at December 31, 2001 and 2000 consisted of $162,349 and $124,080, respectively which was due under the treasury tax and loan note program.

Note 9 – INCOME TAXES

Income tax expense for the years ended December 31, 2001, 2000 and 1999 consists of the following:

	Year ended December 31

	2001	2000	1999

Current
Federal	$660,111	$506,021	$357,426
State	61,589	44,871	31,205

	721,700	550,892	388,631

Deferred
Federal	(139,518)	(28,585)	43,697
State	(12,761)	(2,614)	3,999

	(152,279)	(31,199)	47,696

Change in valuation allowance	—	—	—

Income tax expense	$569,421	$519,693	$436,327

A reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31

	2001	2000	1999

Expected federal income tax expense	$568,845	$511,271	$426,526

State income tax net of federal benefit	40,649	29,615	23,235
Tax exempt interest	(35,588)	(18,790)	(15,336)
Other	(4,485)	(2,403)	1,902

	$569,421	$519,693	$436,327

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,

	2001	2000

Assets:
Provision for bad debts	$360,054	$314,327
Excess basis of intangible assets	31,042	—
Unrealized loss on securities available for sale	—	1,476

Deferred tax asset	391,096	315,803

Liabilities:
Cash basis accounting for tax purposes	15,696	84,484
Tax depreciation in excess of book depreciation	74,579	81,299
Unrealized gain on securities available for sale	150,738	—

Total deferred tax liabilities	241,013	165,783

Net deferred tax asset recognized	$150,083	$150,020

There was no valuation allowance for deferred tax assets at either December 31, 2001 or 2000. No valuation allowance has been established as it is management’s belief that realization of the deferred tax asset is more likely than not. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period tax expense of $152,214 has been recorded directly to shareholders’ equity. The balance of the change in the net deferred tax asset results from current period deferred tax benefit of $152,279.

Note 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (SFAS 107), requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

Cash and short term investments – The carrying amount of these financial instruments (cash and due from banks, federal funds sold and securities purchased under agreements to resell) approximate fair value. All mature within 90 days and do not present unanticipated credit concerns.

Investment Securities – Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans – For certain categories of loans, such as variable rate loans and other lines of credit, the carrying amount, is a reasonable estimate of fair value as the Company has the ability to reprice the loan as interest rate changes occur. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

Accrued Interest Receivable – The fair value approximates the carrying value.

Deposits – The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

Short Term Borrowings – The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the U.S. Treasury) approximates fair value.

Accrued Interest Payable – The fair value approximates the carrying value.

Commitments to Extend Credit – The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short term investments	$14,838,805	$14,838,805	$8,984,591	$8,984,591

Investment securities:
Held-to-maturity	$4,098,594	$4,063,566	$3,028,169	$2,991,706
Available-for-sale	42,267,602	42,267,602	25,706,862	25,706,862

Total investment securities	$46,366,196	$46,331,168	$28,735,031	$28,698,568

Loans
Adjustable rate	$23,873,650	$23,873,650	$15,066,440	$15,066,440
Fixed rate	63,644,929	64,057,293	52,917,345	52,495,846

Total loans	87,518,579	87,930,943	67,983,785	67,562,286
Allowance for loan losses	1,000,412	—	873,356	—

Net loans	$86,518,167	$87,930,943	$67,110,429	$67,562,286

Accrued interest receivable	$884,554	$884,554	$813,768	$813,768

Financial liabilities:
Deposits
Non-interest bearing demand	$19,686,677	$19,686,677	$17,222,354	$17,222,354
NOW and money market accounts	39,465,531	39,465,531	27,852,891	27,852,891
Savings	7,773,866	7,773,866	5,285,326	5,285,326
Certificates of deposit	67,475,582	68,190,514	42,394,125	42,546,284

Total deposits	$134,401,656	$135,116,588	$92,754,696	$92,906,855

Short term borrowings	$4,213,049	$4,213,049	$3,073,480	$3,073,480

Accrued interest payable	$609,466	$609,466	$531,489	$531,489

Note 11 – OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2001, the Bank had commitments to extend credit including unused lines of credit $17,038,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Since commitments may expire without being drawn upon, the total commitments do not necessarily represent future cash require- ments. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies but may include inventory, property and equipment, residential real estate and income producing commercial properties.

The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 2001, management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank’s loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 12 – OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	December 31,

	2001	2000	1999

Data processing	$77,286	$137,433	$156,108
Supplies	109,889	86,874	85,628
Telephone	102,875	63,981	39,357
Correspondent services	77,863	60,246	59,099
Insurance	85,413	60,472	48,817
Postage	78,247	56,466	48,717
Professional fees	93,753	85,760	83,488
Other	307,854	209,903	170,356

	$933,180	$761,135	$691,570

Note 13 – STOCK OPTIONS

The Company has adopted a Stock Option Plan under which an aggregate of 190,050 shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. The number of shares and average exercise price have been adjusted for the June 30, 2001 5 % stock dividend and the February 28, 2002 5-for-4 stock split. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. Options are exercisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding January 1, 1999	110,250	$7.62
Granted	55,452	13.96

Outstanding December 31, 1999	165,702	9.74
Granted	3,937	10.66
Forfeited	982	13.63

Outstanding December 31, 2000	168,657	9.74
Exercised	3,937	7.63
Forfeited	6,890	10.35

Outstanding December 31, 2001	157,830	9.77
Exercisable at December 31, 2001	123,768	$8.73

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123) The statement defines a fair value based method of accounting for employee stock options granted after December 31, 1994. However, SFAS 123 allows an entity to account for these plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), provided pro forma disclosure of net income and earnings per share are made as if SFAS 123 had been applied. The Company has elected to use APB 25 and provide the required pro-forma disclosures. Accordingly, no compensation cost has been recognized in the financial statements for the Company’s stock option plan.

The following summarizes pro-forma data in accordance with SFAS 123:

	Year ended December 31,

	2001	2000	1999

Net income, pro-forma	$1,083,736	$953,946	$779,599
Basic earnings/loss per common share, pro-forma	$0.68	$0.60	$0.49
Diluted earnings loss per common share, pro-forma	$0.67	$0.59	$0.48

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. The weighted average fair value of options granted during 1999 was $6.65. The assumptions used in estimating compensation cost on a pro-forma basis were; dividend yield of 0.9%, expected life of seven years, volatility of 26.59% and risk free interest rate of 5.01%.

Note 14 – EMPLOYEE BENEFIT PLAN

The Company maintains a 401 (k) plan which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulation. During the year ended December 31, 2001, 2000 and 1999 the plan expense amounted to $78,365, $52,692 and $39,547 respectively. The Company matches 50% of an employees contribution up to 6.00% of the participants contribution.

Note 15 – EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Year ended December 31,

	2001	2000	1999

Numerator (Included in basic and diluted earnings per share)	$1,103,654	$984,045	$818,163

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,587,970	1,584,820	1,584,820
Dilutive securities:
Stock options – Treasury stock method	32,044	36,994	49,499

Diluted earnings per share	1,620,014	1,621,814	1,634,319

The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2001, 2000 and 1999 was $11.10, $11.46 and $13.56, respectively.

Note 16 – CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Bank is subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Bank is required to maintain minimum Tier 1 capital, total risked based capital and Tier 1 leverage ratios of 4%, 8% and 3%, respectively.

At December 31, 2001, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the bank must maintain minimum Tier 1 capital, Total risk- based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the bank’s well capitalized status.

The actual capital amounts and ratios for the bank and the company are as follows:

	2001		2000

	Amount	Ratio	Amount	Ratio

First Community Corporation
Tier 1 Capital	$15,377,000	14.91%	$15,372,000	19.29%
Total Risked Based Capital	16,377,000	15.88%	16,245,000	20.39%
Tier 1 Leverage	15,377,000	10.04%	15,372,000	13.77%
First Community Bank, NA
Tier 1 Capital	$11,899,000	11.60%	$11,980,000	15.13%
Total Risked Based Capital	12,899,000	12.57%	12,854,000	16.23%
Tier 1 Leverage	11,899,000	7.90%	11,980,000	10.97%

The company’s dividend payments (when available) will be made primarily from dividends received from the bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 2001, there was $2,145,000 in retained net profits free of such restriction.

Note 17 – PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,

	2001	2000

Assets:
Cash on deposit	$264,068	$276,052
Interest-bearing deposits with the bank	733,131	707,089
Securities purchased under agreement to resell	732,154	654,657
Investment securities available-for-sale	1,777,525	1,757,569
Investment in bank subsidiary	13,025,817	11,980,427
Other	23,142	33,350

Total assets	$16,555,837	$15,409,144

Liabilities:
Other	$33,983	$32,791

Shareholders’ equity	16,521,854	15,376,353

Total liabilities and shareholders’ equity	$16,555,837	$15,409,144

Condensed Statements of Operations

	Year ended December 31,

	2001	2000	1999

Income:
Interest income	$162,867	$176,173	$151,210
Equity in undistributed earnings of subsidiary	1,045,390	875,567	763,613
Expenses:
Other	94,203	66,695	76,124

Income before taxes	1,114,054	985,045	838,699
Income taxes	10,400	1,000	20,536

Net Income	$1,103,654	$984,045	$818,163

Condensed Statements of Cash Flows

	Year ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net Income	$1,103,654	$984,045	$818,163
Adjustments to reconcile net income to net cash used by operating activities
Increase in equity in undistributed earnings of subsidiary	(1,045,390)	(875,567)	(763,613)
Other-net	4,482	(26,982)	15,661

Net cash provided (used) by operating activities	62,746	81,496	70,211

Cash flows from investing activities:
(Purchase) maturity of investment security available- for sale	—	—	(750,000)

Net cash provided (used) by investing activities	—	—	(750,000)

Cash flows from financing activities:
Cash in lieu of fractional shares	(1,191)	—	—
Proceeds from issuance of common stock	30,000	—	—

Net cash provided by financing activities	28,809	—	—

Increase in cash and cash equivalents	92,746	81,496	(679,789)
Cash and cash equivalent, beginning of period	1,637,798	1,556,302	2,236,091

Cash and cash equivalent, end of period	$1,730,544	$1,637,798	$1,556,302

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant.

     The information required by this item is set form under “Election of Director” on pages 3 through 6 of the Registrants Proxy Statement filed in connection with the 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”), which information is incorporated herein by reference.

Item 10. Executive Compensation.

The information required by this item is set forth under “Compensation of Directors and Executive Officers” on pages 5 through 6 of the 2002 Proxy Statement, which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” on page 7 of the 2002 Proxy Statement, which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required by this item is set forth under “Certain Relationships and Related Transactions” on page 9 of the 2002 Proxy Statement, which information is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Registration Statement No. 33-86258 on Form S-1)

4.1	Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1)

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1)*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the Company’s 1998 Annual Report on Form 10 KSB)

21.1	Subsidiaries of the company.

• Denotes executive compensation contract or arrangement.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Community Corporation
Date: March 19, 2002	By:	/s/	Michael C. Crapps

Michael C. Crapps
President and Chief Executive Officer

	By:	/s/	Joseph G. Sawyer

Joseph G. Sawyer
Senior Vice President
Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Bogan Richard K. Bogan	Director	March 19, 2002

/s/ Thomas C. Brown Thomas C. Brown	Director	March 19, 2002

/s/Chimin J. Chao Chimin J. Chao	Director	March 19, 2002

/s/ Michael C. Crapps Michael C. Crapps	Director, President and Chief Executive Officer	March 19, 2002

Hinton G. Davis	Director

/s/ Anita B. Easter Anita B. Easter	Director	March 19, 2002

/s/ O.A. Ethridge O.A. Ethridge	Director	March 19, 2002

/s/ George H. Fann, Jr. George H. Fann, Jr.	Director	March 19, 2002

Signature	Title	Date

William A. Jordan	Director

/s/ W. James Kitchens, Jr. W. James Kitchens, Jr.	Director	March 19, 2002

/s/ James C. Leventis James C. Leventis	Director, Chairman of the Board and Secretary	March 19, 2002

/s/ Broadus Thompson Broadus Thompson	Director	March 19, 2002

/s/ Angelo L. Tsiantis Angelo L. Tsiantis	Director	March 19, 2002

Loretta R. Whitehead	Director

/s/Mitchell M. Willoughby Mitchell M. Willoughby	Director	March 19, 2002