Form 10QSB
period 2002-03-31
FIRST COMMUNITY CORP /SC/
filed 2002-05-14
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to .

Commission File No. 33-86258

FIRST COMMUNITY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

South Carolina	57-1010751

(State of Incorporation)	(I.R.S. Employer Identification)

5455 Sunset Boulevard, Lexington, South Carolina 29072
(Address of Principal Executive Offices)

(803) 951-2265
(Issuer“s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

     State the number of shares outstanding of each of the issuer“s classes of common equity, as of the latest practicable date:

     1,587,970 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 2002

     Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of First Community Corporation (the “company”) are set forth in the following pages.

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	March 31,
	2002	December 31,
	(Unaudited)	2001

ASSETS

Cash and due from banks	$4,923,484	$5,402,419
Interest-bearing bank balances	910,212	1,011,648
Federal funds sold and securities purchased under agreements to resell	10,906,843	8,424,738
Investment securities — available for sale	46,821,665	42,267,602
Investment securities — held to maturity (market value of $4,297,219 and $4,063,566 at March 31, 2002 and December 31, 2001, respectively)	4,319,124	4,098,594
Loans	92,792,137	87,518,579
Less, allowance for loan losses	1,037,582	1,000,412

Net loans	91,754,555	86,518,167
Property, furniture and equipment — net	6,661,764	6,496,975
Intangible assets	1,083,047	1,127,575
Other assets	1,419,606	1,207,473

Total assets	$168,800,300	$156,555,191

LIABILITIES

Deposits:
Non-interest bearing demand	$22,968,544	$19,686,677
NOW and money market accounts	49,502,076	39,465,531
Savings	9,019,784	7,773,866
Time deposits less than $100,000	41,114,191	40,905,744
Time deposits $100,000 and over	23,427,603	26,569,838

Total deposits	146,032,198	134,401,656
Securities sold under agreements to repurchase	4,779,500	4,050,700
Other borrowed money	126,204	162,349
Other liabilities	1,061,507	1,164,284

Total liabilities	151,999,409	139,778,989

SHAREHOLDERS’ EQUITY

Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,587,970 and 1,270,609 at March 31, 2002 and December 31, 2001, respectively	1,587,970	1,270,609
Additional paid in capital	12,771,383	13,088,744
Retained earnings	2,452,926	2,144,611
Accumulated other comprehensive income	(11,388)	272,238

Total shareholders’ equity	16,800,891	16,776,202

Total liabilities and shareholders’ equity	$168,800,300	$156,555,191

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Three Months ended March 31,

	2002	2001

Interest income:
Loans, including fees	$1,693,184	$1,604,587
Investment securities	604,911	515,831
Federal funds sold and securities purchased under resale agreements	35,361	141,125
Other	4,056	13,011

Total interest income	2,337,512	2,274,554

Interest expense:
Deposits	722,362	1,011,924
Federal funds sold and securities sold under agreement to repurchase	9,906	50,328
Other borrowed money	368	967

Total interest expense	732,636	1,063,219

Net interest income	1,604,876	1,211,335
Provision for loan losses	177,000	57,000

Net interest income after provision for loan losses	1,427,876	1,154,335

Non-interest income:
Deposit service charges	132,149	104,301
Mortgage origination fees	53,175	40,545
Other	63,645	41,883

Total non-interest income	248,969	186,729

Non-interest expense:
Salaries and employee benefits	631,305	548,849
Occupancy	72,501	69,296
Equipment	142,684	122,756
Marketing and public relations	52,437	37,471
Amortization of intangibles	46,320	22,484
Other	252,652	199,234

Total non-interest expense	1,197,899	1,000,090

Net income before tax	478,946	340,974
Income taxes	166,450	118,700

Net income	$312,496	$222,274

Basic earnings per common share	$0.20	$0.14

Diluted earnings per common share	$0.19	$0.14

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

	Three months ended
	March 31,

	2002	2001

Net income	$312,496	$222,274
Other comprehensive income, net of tax:
Unrealized gains (losses) arising during the period, net of tax effect of ($152,720) and $99,334 for the three months ended March 31, 2002 and 2001, respectively	(283,626)	184,480

Comprehensive income	$28,870	$406,754

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$312,496	$222,275
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	118,730	110,447
Premium amortization (Discount accretion)	12,980	(49,605)
Provision for loan losses	177,000	57,000
Amortization of intangibles	46,320	22,940
(Increase) decrease in other assets	(61,207)	(584,483)
Increase (Decrease) in accounts payable	(102,776)	326,086

Net cash provided (used) in operating activities	503,543	104,660

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(11,208,114)	(23,351,493)
Maturity of investment securities available-for-sale	6,212,573	12,108,839
Purchase of investment securities held-to-maturity	(228,377)	(1,019,305)
Maturity of investment securities held-to-maturity	—	1,500,000
Increase in loans	(5,413,388)	(4,992,162)
Acquisition of branch	—	11,899,144
Purchase of property and equipment	(283,519)	(742,989)

Net cash used in investing activities	(10,920,825)	(4,597,966)

Cash flows from financing activities:
Increase in deposit accounts	11,630,542	12,008,115
Increase in securities sold under agreements to repurchase	728,800	357,300
Decrease in other borrowings	(36,145)	(35,707)
Cash in lieu of fractional shares	(4,181)	—

Net cash provided from financing activities	12,319,016	12,329,708

Net increase in cash and cash equivalents	1,901,734	7,836,402
Cash and cash equivalents at beginning of period	14,838,805	8,984,591

Cash and cash equivalents at end of period	$16,740,539	$16,820,993

Supplemental disclosure:
Cash paid during the period for:
Interest	$756,138	$795,841
Taxes	$274,987	$63,499
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(436,345)	$283,814

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholder’s Equity
Three Months ended March 31, 2002

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance December 31, 2001	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202
Net income			312,496		312,496
5-for-4 stock split	317,361	(317,361)	(4,181)		(4,181)
Accumulated other comprehensive income				(283,626)	(283,626)

Balance March 31, 2001	$1,587,970	$12,771,383	$2,452,926	$(11,388)	$16,800,891

FIRST COMMUNITY CORPORATION

Consolidated Notes to Financial Statements
March 31, 2002

Note 1  —  Basis of Presentation

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

Item 2. Management“s Discussion and Analysis

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

First Community Corporation is a one-bank holding company. The company commenced operations on November 2, 1994. The bank, the company’s only subsidiary, began operations on August 17, 1995 from its first office located in Lexington, South Carolina. On September 14, 1995 the company opened its second office located in Forest Acres, South Carolina. The bank now has six offices, all of which are located in either Lexington County or Richland County, South Carolina. The company engages in a general commercial and retail banking business characterized by personalized service and local decision-making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

Comparison of Results of Operations for Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001:

Net Income

The company’s net income for the three months ended March 31, 2002 was $312,000 or $.19 diluted earnings per share as compared to $222,000 or $.14 diluted earnings per share for the three months ended March 31, 2001. The improvement in net income is primarily due to an increase in average earning assets of $33.4 million during the comparable periods. Average earning assets were $149.1 million during the first quarter of 2002 as compared to $115.6 million during the first quarter of 2001. The increase in average earning assets resulted in an increase in net interest income of $394,000 in the first quarter of 2002 as compared to the first quarter of 2001. In addition, non-interest income increased $62,000 in first quarter of 2002 as compared to the first quarter of 2001. This increase results primarily from increased deposit account service fees of $28,000, mortgage loan fees of $13,000 and investment fees of $12,000. The increases in net interest income and non-interest income were offset by an increase of $198,000 in non-interest expense in the first quarter of 2002 as compared to the first quarter of 2001. During the first three months of 2002 the company had income tax expense of $166,000 as compared to $119,000 for the comparable period in 2001.

Item 2. Continued

     The table on page 5 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2002 and 2001, along with average balances and the related interest income and interest expense amounts.

     Net interest income was $1.6 million for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. Throughout 2001 rates declined with prime going from 9.00% at the beginning of the year to 4.75% by the end of 2001. As reflected the yield on earning assets and the cost of interest bearing liabilities came down significantly in the first quarter of 2002 as compared to the first quarter of 2001. As a result of repricing on both sides of the balance sheet the net interest margin was not impacted adversely between the two periods. The yield on average earning assets increased to 6.36% in the first quarter of 2002 as compared to 7.98% in the first quarter of 2001. Average loans comprised 60.1% of average earning assets during the first quarter of 2002 and 60.9% during the first quarter of 2001. The cost of interest bearing liabilities was 2.41% in the first quarter of 2002 as compared to 4.63% in the first quarter of 2001. Net interest margin for the three months ended March 31, 2002 was 4.37 % as compared to 4.25% for the three months ended March 31, 2001.

Provision and Allowance for Loan Losses

     At March 31, 2002 the allowance for loan losses amounted to $1.0 million, or 1.12% as compared to $1.0 or 1.14% at December 31, 2001. The company’s provision for loan loss was $177,000 for the three months ended March 31, 2002 as compared to $57,000 for the three months ended March 31, 2001. The provision was made based on management“s assessment of general loan loss risk and asset quality. The increase in the provision in the first quarter of 2002 as compared to 2001 was a result of increased levels of delinquencies as well as changes in economic conditions. At March 31, 2002 the company had no loans delinquent more than 90 days, and seven loans totaling $774,000 that were delinquent more than 30 days. The company has one nonaccrual loan in the amount of $263,000. This loan is secured by real estate and has subsequently been reclassified as other real estate owned. Management does not anticipate incurring any significant loss on this residential real estate.

Item 2. Continued

Non-interest Income and Non-interest Expense

Total non-interest income increased by $62,000 during the first quarter of 2002 as compared to the same period in 2001. This results primarily from increases in deposit service charges of $28,000, mortgage origination fees of $13,000 and investment fees of $12,000. The increase in deposit service charges resulted from the increase in numbers and balances of deposit accounts during the periods. Mortgage origination fees increased as a result of the reduction in general market rates throughout 2001which resulted in an increase in mortgage refinancings and purchases. The company originates mortgages in the name of a third party and receives a fee for the origination. Investment fees increased due to an increased emphasis on this source of non-interest income through the hiring of an additional investment officer in the second quarter of 2001.

Total non-interest expense increased by $198,000 during the first quarter of 2002 as compared to the same quarter of 2001. Salaries and employee benefits increased $98,000 in the first quarter of 2002 as compared to the same period in 2001. The bank had six more full time equivalent employees at March 31, 2002 as compared to the same date in 2001. The increase in staffing is a result of increasing staff throughout the company as a result of continued growth. Equipment expense increased to $143,000 in the first quarter of 2002 as compared to $123,000 in the first quarter of 2001. The increase in equipment expense is a result of increases in maintenance contracts as well as additional cost to upgrade equipment. A $15,000 increase in marketing expense is a result of planned adjustments to marketing efforts in 2002 as compared to 2001. Amortization of intangibles increased from $22,000 for the first quarter of 2001 to $46,000 for the first quarter of 2002. This reflects the amortization of the deposit premium paid for the acquisition of the Chapin Branch from Newberry Savings Bank in February 2001. The amortization of the deposit premium includes a full quarter in 2002 as compared to only a portion of the quarter in 2001. There was a $53,000 increase in other expenses in the first quarter of 2002 as compared to the same period in 2001. The increase in other expenses is primarily attributable to increases in professional fees of $15,000, supplies of $13,000 correspondent charges of $9,000, and telephone of $4,000. All of these increases are a result of the continued growth of the company including the increased number of accounts and volume of transactions.

Financial Position

Assets totaled $168.8 million at March 31, 2002 as compared to $156.6 million at December 31, 2001 for an increase of $12.2 million (7.85%). At March 31, 2002, loans accounted for 59.6% of earning assets, as compared to 61.1% at December 31, 2001. Loans grew by $5.3 million during the three months ended March 31, 2002 from $87.5 million to $92.8 million. The loan to deposit ratio at March 31, 2002 was 63.5% as compared to 65.1% at December 31, 2001. It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning asset growth was funded by growth in deposits of $11.6 million from $134.4 million at December 31, 2001 to $146.0 million at March 31, 2002.

Item 2. Continued

Liquidity and Capital Resources

     The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represents 34.2% of total assets at March 31, 2002. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 2002 the amount of certificates of deposits of $100,000 or more represented 16.0% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position.

     The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering. This capital along with continued retained earnings is expected to be sufficient to fund the operations of the bank. The company’s management anticipates that the bank will remain a “well capitalized” institution. Shareholders’ equity was 9.9% of total assets at March 31, 2002 as compared to 10.7% at December 31, 2001. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.6%, 12.6% and 7.8%, respectively at March 31, 2002. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 14.3%, 15.2% and 9.8%, respectively at March 31, 2002. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively

FIRST COMMUNITY CORPORATION

Yields On Average Earning Assets and Rates
On Average Interest-bearing Liabilities

	Three months ended March 31, 2002			Three months ended March 31, 2001

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets

Earning assets
Loans	$89,648,753	$1,693,184	7.66%	$70,414,010	$1,604,587	9.24%
Securities:	49,788,126	604,911	4.93%	34,091,186	515,831	6.14%
Federal funds sold and securities purchased under agreements to resell	9,618,889	39,417	1.66%	11,107,399	154,136	5.63%

Total earning assets	149,055,768	2,337,512	6.36%	115,612,595	2,274,554	7.98%

Cash and due from banks	4,318,889			3,652,766
Premises and equipment	6,622,985			6,328,600
Other assets	2,281,357			2,106,142
Allowance for loan losses	(1,040,205)			(887,615)

Total assets	$161,238,794			$126,812,488

Liabilities

Interest-bearing liabilities
Interest-bearing transaction accounts	19,386,626	16,217	0.34%	14,691,566	43,786	1.21%
Money market accounts	25,725,127	106,404	1.68%	18,285,788	205,723	4.56%
Savings deposits	8,319,113	19,669	0.96%	6,227,806	44,611	2.91%
Time deposits	64,904,222	580,072	3.62%	49,775,834	717,804	5.85%
Other short term borrowings	4,938,225	10,274	0.84%	4,218,198	51,295	4.93%

Total interest-bearing liabilities	123,273,313	732,636	2.41%	93,199,192	1,063,219	4.63%

Demand deposits	19,974,623			17,040,368
Other liabilities	1,017,495			1,004,458
Shareholders’ equity	16,973,363			15,568,470

Total liabilities and shareholders’ equity	$161,238,794			$126,812,488

Net interest spread			3.95%			3.35%
Net interest income/margin		$1,604,876	4.37%		$1,211,335	4.25%

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

     (b)     Not applicable

Item 3. Defaults Upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to security holders for a vote during the three months ended March 31, 2002.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

     (a)     The following documents are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company“s Registration Statement No. 33-86258 on Form S-1)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company“s Registration Statement No. 33-86258 on Form S-1)

4.1	Provisions in the company“s Articles of Incorporation and Bylaws defining the rights of holders of the company“s Common Stock (incorporated by reference to Exhibit 4.1 to the company“s Registration Statement No. 33-86258 on Form S-1)

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the company (incorporated by reference to Exhibit 10.1 to the company“s Registration Statement no. 33-86258 on Form S-1).*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the company (incorporated by reference to Exhibit 10.2 to the company“s Registration Statement No. 33-86258 on Form S-1).*

10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the company“s 1998 Annual Report on form 10KSB)

*	Denotes executive compensation contract or arrangement.

     (b) ;    Reports on Form 8-K.

The company filed a report on Form 8-K on January 17, 2002 informing that the Board of Directors had approved a 5-for-4 stock split of its common stock in the form of a 25% stock dividend payable on February 28, 2002 to shareholders of record on January 31, 2002.

A report on for 8-K was filed April 24, 2002 announcing the company’s results for the first quarter of 2002 and announcing that the board of directors had approved its first quarterly cash dividend. The company declared a $.04 per share dividend, payable May 20, 2002 to shareholders of record as of May 6, 2002.

No other reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION

(REGISTRANT)

Date: May 10, 2002	By:	/s/ Michael C. Crapps

Michael C. Crapps
President and Chief Executive Officer

	By:	/s/ Joseph G. Sawyer

Joseph G. Sawyer
Senior Vice President, Principal Financial Officer