Form 10QSB
period 2002-06-30
FIRST COMMUNITY CORP /SC/
filed 2002-08-13
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission File No. 33-86258

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

South Carolina	57-1010751

(State of Incorporation)	(I.R.S. Employer Identification)

5455 Sunset Boulevard, Lexington, South Carolina 29072
(Address of Principal Executive Offices)

(803) 951-2265
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     1,587,970 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 2002.

     Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of First Community Corporation (the company) are set forth in the following pages.

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS

Cash and due from banks	$6,930,571	$5,402,419
Interest-bearing bank balances	918,072	1,011,648
Federal funds sold and securities purchased under agreements to resell	11,597,715	8,424,738
Investment securities — available for sale	50,819,283	42,267,602
Investment securities — held to maturity (market value of $4,596,116 and $4,063,566 at June 30, 2002 and December 31, 2001, respectively)	4,525,705	4,098,594
Loans	96,478,077	87,518,167
Less, allowance for loan losses	1,298,350	1,000,412

Net loans	95,179,727	86,517,755
Property, furniture and equipment — net	6,636,114	6,496,975
Intangible assets	1,034,935	1,127,575
Other assets	1,405,738	1,207,473

Total assets	$179,047,860	$156,554,779

LIABILITIES

Deposits:
Non-interest bearing demand	$23,161,862	$19,686,677
NOW and money market accounts	57,673,263	39,465,531
Savings	8,760,644	7,773,866
Time deposits less than $100,000	40,803,330	40,905,744
Time deposits $100,000 and over	25,074,099	26,569,838

Total deposits	155,473,198	134,401,656
Securities sold under agreements to repurchase	5,077,800	4,050,700
Other borrowed money	126,364	162,349
Other liabilities	858,406	1,164,284

Total liabilities	161,535,768	139,778,989

SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,587,970 at June 30, 2002 and 1,270,609 at December 31, 2001, respectively	1,587,970	1,270,609
Additional paid in capital	12,771,383	13,088,744
Retained earnings	2,734,659	2,144,611
Accumulated other comprehensive income	418,080	272,238

Total shareholders’ equity	17,512,092	16,776,202

Total liabilities and shareholders’ equity	$179,047,860	$156,555,191

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2002	2001
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$3,446,608	$3,321,414
Investment securities	1,239,981	1,119,461
Federal funds sold and securities purchased under resale agreements	80,825	241,455
Other	8,415	29,075

Total interest income	4,775,829	4,711,405

Interest expense:
Deposits	1,390,370	2,091,690
Federal funds sold and securities sold under agreement to repurchase	20,675	80,119
Other borrowed money	692	1,865

Total interest expense	1,411,737	2,173,674

Net interest income	3,364,092	2,537,731
Provision for loan losses	437,000	182,300

Net interest income after provision for loan losses	2,927,092	2,355,431

Non-interest income:
Deposit service charges	273,992	223,561
Mortgage origination fees	104,201	96,442
Securities gains	60,616	—
Other	173,074	92,436

Total non-interest income	611,883	412,439

Non-interest expense:
Salaries and employee benefits	1,291,092	1,101,145
Occupancy	150,390	138,798
Equipment	298,901	250,981
Marketing and public relations	113,497	88,274
Amortization of intangibles	92,640	68,804
Other	584,857	449,164

Total non-interest expense	2,531,377	2,097,166

Net income before tax	1,007,598	670,704
Income taxes	349,850	229,167

Net income	$657,748	$441,537

Basic earnings per common share	$0.41	$0.28

Diluted earnings per common share	$0.40	$0.27

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2002	2001
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$1,753,424	$1,716,827
Investment securities	635,070	603,630
Federal funds sold and securities purchased under resale agreements	45,464	100,330
Other	4,359	16,064

Total interest income	2,438,317	2,436,851

Interest expense:
Deposits	668,008	1,079,766
Federal funds sold and securities sold under agreement to repurchase	10,769	29,791
Other borrowed money	324	898

Total interest expense	679,101	1,110,455

Net interest income	1,759,216	1,326,396
Provision for loan losses	260,000	125,300

Net interest income after provision for loan losses	1,499,216	1,201,096

Non-interest income:
Deposit service charges	141,843	119,260
Mortgage origination fees	51,026	55,897
Securities gains	60,616	—
Other	109,429	50,553

Total non-interest income	362,914	225,710

Non-interest expense:
Salaries and employee benefits	659,787	552,296
Occupancy	77,889	69,502
Equipment	156,217	128,225
Marketing and public relations	61,060	50,803
Amortization of intangibles	46,320	46,320
Other	332,205	249,930

Total non-interest expense	1,333,478	1,097,076

Net income before tax	528,652	329,730
Income taxes	183,400	110,467

Net income	$345,252	$219,263

Basic earnings per common share	$0.22	$0.14

Diluted earnings per common share	$0.21	$0.14

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months ended June 30,		Three months ended June 30,

	2002	2001	2002	2001

Net income	$657,748	$441,537	$345,252	$219,263

Other comprehensive income, net of tax:
Unrealized gains (losses) arising during the period, net of tax effect of $68,941, $104,351 and $221,351, $5,017 for the six months and three months ended June 30, 2002 and 2001, respectively	110,237	193,798	412,200	9,318

Comprehensive income	$767,985	$635,335	$757,452	$228,581

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months ended June 30, 2002

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total

Balance December 31, 2001	1,270,609	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202
Net income				657,748		657,748
5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)
Cash dividend				(63,519)		(63,519)
Unrealized gain on securities available-for-sale					145,842	145,842

Balance June 30, 2002	1,587,970	$1,587,970	$12,771,383	$2,734,659	$418,080	$17,512,092

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$657,748	$441,537
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	241,529	232,138
Premium amortization (Discount accretion)	47,812	(90,320)
Provision for loan losses	437,000	182,300
Amortization of intangibles	92,640	69,260
Gain on sale of securities	(60,616)	—
Increase in other assets	(286,378)	(312,409)
Increase (decrease) in other liabilities	(305,878)	646,851

Net cash provided in operating activities	823,857	1,169,357

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(24,514,711)	(34,467,081)
Maturity of investment securities available-for-sale	16,226,055	19,951,713
Purchase of investment securities held-to-maturity	(443,377)	(1,277,800)
Maturity of investment securities held-to-maturity	—	1,500,000
Increase in loans	(9,098,560)	(14,021,384)
Acquisition of branch	—	11,899,144
Purchase of property and equipment	(380,668)	(849,143)

Net cash used in investing activities	(18,211,261)	(17,264,551)

Cash flows from financing activities:
Increase in deposit accounts	21,071,542	18,220,127
Increase in securities sold under agreements to repurchase	1,027,100	719,000
Increase (Decrease) in other borrowings	(35,985)	8,290
Dividends paid	(63,519)	—
Cash in lieu of fractional shares	(4,181)	(1,191)

Net cash provided from financing activities	21,994,957	18,946,226

Net increase (decrease) in cash and cash equivalents	4,607,553	2,851,032
Cash and cash equivalents at beginning of period	14,838,805	8,984,591

Cash and cash equivalents at end of period	$19,446,358	$11,835,623

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,545,408	$1,927,736
Income taxes	$522,987	$258,133
Non-cash investing and financing activities:
Unrealized gain on securities available-for-sale	$179,178	$298,149

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002

Note 1	-	Basis of Presentation
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

Item 2. Management’s Discussion and Analysis

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

Comparison of Results of Operations for Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001:

Net Income

The Company’s net income was $658,000 or $.40 diluted earnings per share for the six months ended June 30, 2002 as compared to net income of $442,000 or $.27 per share for the six months ended June 30, 2001. This improvement in earnings reflects the continued growth in the level of earning assets as well as an increase in the net interest margin during the two periods. The level of average earning assets was $154.6 million for the six months ended June 30, 2002 as compared to $122.9 million for the six months ended June 30, 2001. This reflects a 25.8% increase in the level average earning assets for the two periods. The increase in earning assets for the first six months of 2001 reflects the acquisition of the Chapin branch of Newberry Federal Savings Bank on February 9, 2001. That acquisition added approximately $11.3 million in earning assets and $13.2 million in interest bearing liabilities during the six months ended June 30, 2001. Net interest margin was from 4.4% for the six months ended June 30, 2002 as compared to 4.2% for the six months ended June 30, 2001. For the six months ended June 30, 2002 loans represented 59.4 % of earning assets as compared to 60.3% for the six months ended June 30, 2001. Non-interest income increased 48.4% to $612,000 for the six months ended June 30, 2002 as compared to $412,000 for the six months ended June 30, 2001. Included in non-interest income for the six months ended June 30, 2002 is a gain on the sale of securities of

Item 2. Continued	Page 2

$61,000. Excluding this gain non-interest income increased 33.6% in the first six months of 2002 as compared to the same period in 2001. During these same periods non-interest expense increased 20.7% to $2.5 million for the six months ended June 30, 2002 as compared to $2.1 million for the six months ended June 30, 2001.

Net Interest Income

The table on page 17 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2002 and 2001, along with average balances and the related interest income and interest expense amounts.

Net interest income was $3.4 million during the six months ended June 30, 2002 as compared to $2.5 million for the six months ended June 30, 2001. This improvement of net interest income is a result of an increase in the level of earning assets for the two periods as well as an improvement in the net interest margin between the two periods. The net interest margin was 4.4% for the six months ended June 30, 2002 as compared to 4.2% for the six months ended June 30, 2001. The cost of interest bearing liabilities was 2.22% during the six months ended June 30, 2002 as compared to 4.38% for the six months ended June 30, 2001. Throughout 2001 market interest rates declined. As the company balance sheet is slightly liability sensitive the repricing of liabilities more rapidly than the asset side of the balance sheet tended to improve the net interest margin during the six months ended June 30, 2002. Interest income during the six months ended June 30, 2002 was $4.8 million as compared to $4.7 million for the six months ended June 30, 2001. The yield on earning assets decreased to 6.23% for the six months ended June 30, 2002 as compared to 7.73% for the same period in the previous year. The largest component of interest income for the six months ended June 30, 2002 was interest on loans and amounted to $3.4 million as compared to $3.3 million for the comparable prior year period. The overall yield on loans was 7.57% for the six months ended June 30, 2002 as compared to 9.04% for the six months ended June 30, 2001. The decrease in loan yields was primarily a result of previously mentioned decreases in market interest rates throughout 2001. The investment portfolio income increased $121,000 or 10.8%, to $1.2 million for the six months ended June 30, 2002 as compared to $1.1 million for the six months ended June 30, 2001. The increase in investment portfolio income is a result of the increase in the average balance of the portfolio for the first six months of 2002 as compared to the first six months of 2001 offset by a decline in the yield on the portfolio during the two periods. The investment portfolio averaged $14.4 million more or 38.1% in 2002 as compared to 2001. The yield on the portfolio declined from 5.97% in 2001 to 4.79% in 2002. Interest income on short-term overnight investments was $271,000 for the six months ended June 30, 2001 as compared to $89,000 for the six month period ended June 30, 2002. The yield on these overnight investments dropped from 4.96% for the six months ended June 30 2001 to 1.70% for the first six months of 2002. The average balances were 11.0 million for the six months ended June 30, 2001 as compared to $10.6 million for the same period in 2002.

Item 2. Continued	Page 3

Interest expense during the six months ended June 30, 2002 was $1.4 million with an average rate paid on interest-bearing liabilities of 2.22% as compared to $2.2 million and 4.38% during the six months ended June 30, 2001. Average interest-bearing liabilities increased to $128.0 million for the six months ended June 30, 2002 as compared to $100.0 million for the six months ended June 30, 2001.

As previously stated the company is slightly liability sensitive and as a result would generally benefit from decreasing market rates and is negatively impacted during a rising rate environment. The company closely monitors the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The company has established guidelines for monitoring interest sensitivity and uses both a gap analysis and asset/liability modeling to assess and monitor the impact of changing interest rates. Neither of these methods are precise indicators of the interest sensitivity position of the company due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses was $437,000 and $182,000 for six months ended June 30, 2002 and 2001, respectively, and reflects management’s estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The increase in the provision for loan losses in 2002 as compared to 2001 is a result of higher levels of delinquencies as well managements assessment of current and anticipated economic conditions. The company’s allowance for loan losses as a percentage of its period end loans was 1.35% at June 30, 2002 as compared to 1.14% at December 31, 2001 and 1.25% at June 30, 2001. At June 30, 2002 the company had loans past due 30 to 89 day totaling $67,000 and loans delinquent more than 90 days of $500,000. The company had loans in the amount of $93,000 classified as nonaccrual. Subsequent to June 30, 2002 payments on the loans delinquent more than 90 days were made to put these loans in the 30 to 89 day delinquent category. These loans are secured by second mortgages on real estate and other collateral. Management continues to closely monitor and assess these credits to identify and to the extent possible prevent further deterioration in these credits as well as evaluate the ability of the borrowers to perform under the terms of the loan contracts. Net charge-offs during the six months ended June 30, 2002, amounted to $139,000 as compared to net charge-offs of $27,000 for the same period in the prior year. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods

Item 2. Continued	Page 4

will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Non-interest Income and Expense

Non-interest income during the six months ended June 30, 2002 was $612,000 as compared to $412,000 for the six months ended June 30, 2001. Non-interest income for the six months ended June 30, 2002 included a gain on the sale of securities available-for-sale of $61,000. Other increases in non-interest income included an increase in deposit service charges of $50,000 (22.2%) as well as an increase in fees on the sale of non-deposit investment products of $65,000 from $26,000 in 2001 to $91,000 in 2002. The increase in deposit service charges is a result of the significant growth in deposits between the two periods. The increase in fees on sale of non-deposit investment products is attributable to increasing the number of sales representative from one to two in the last half of 2001.

Non-interest expense amounted to $2.5 million as compared to $2.1 million during the six months ended June 30, 2002 and 2001, respectively. Salary and employee benefits increased $190,000 or 17.3% in the six months ended June 30, 2002 as compared to the comparable period in 2001. This increase is primarily a result of having approximately seven full time equivalent employees more during the first six months of 2002 as compared to the first six months of 2001. These positions were hired to support the continued growth in the bank. Occupancy expense increased by $11,000 or 7.9% in the first six months of 2002 as compared to the same period in 2001. Equipment expense increased $48,000 (19.2%) for the six months ended June 30, 2002 to $299,000 as compared to $251,000 for the six months ended June 30, 2001. The company upgraded network data communication equipment as well as incurred certain cost in implementing check imaging during the first half of 2002. Marketing and public relations expense increased by $25,000 or 28.5% in the six months ended June 30, 2002 as compared to the comparable period in the prior year. This resulted from planned increases and adjustments to marketing efforts in 2002 as compared to 2001. Amortization of intangibles increased by $24,000 during the first six months of 2002 as compared to the same period in 2001. This resulted from amortizing the deposit premium paid at the time of the acquisition of the Chapin office for a full six months in 2002 as compared to 4 months in 2001. Other non-interest expense increased $136,000 or 30.2% in the six months ended June 30, 2002 compared to the same period in the prior year. Increases in supplies and telephone, expense of $25,000 and $16,000 as well as increases in substantially all other operating expense categories accounted for the increase in other non-interest expense. These operating expense categories are primarily impacted by the numbers of accounts and the volume of activity, and have increased due to the growth of the bank for the six months ended June 30, 2002 as compared to the same period in the prior year.

Item 2. Continued	Page 5

Comparison of Results of Operations for Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001:

Net income for the second quarter of 2002 was $345,000 ($0.21 per diluted share), as compared to $219,000 ($0.14 per diluted share) during the comparable period in 2001. This increase is primarily due to an increase in net interest income of $433,000 for the three months ended June 30, 2002 from $1.3 million in 2001 to $1.8 million in 2002. In addition, non-interest income increased by $137,000 from $226,000 for the six months ended June 30, 2001 to $363,000 in the same period of 2002. These increases were partially offset by increases in the provision for loan losses and non-interest expenses of $135,000 and $236,000, respectively.

Average earning assets were $160.0 million during the second quarter of 2002 as compared to $130.2 million during the second quarter of 2001. The table on page 18 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2002 and 20011, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased to 6.11% in the second quarter of 2002 from 7.51% in the second quarter of 2001. As previously explained in the analysis of six month results, there were decreases in market interest rates throughout 2001 that resulted in lower overall market rates in the second quarter of 2002 as compared to the same period in 2001. The cost of interest bearing liabilities was 2.05% in second quarter of 2002 as compared to 4.18% in the second quarter of 2001. This decrease was also a result of decreasing market rates throughout 2001.

Total non-interest income increased by $137,000 (60.6%) during the second quarter of 2002 as compared to the same period in 2001. The increase in 2002 over the same period in 2001 includes a $61,000 gain on the sale of securities. In addition, deposit service charges increased by $23,000 and fees from the sale of non-deposit investment products increased $53,000 in the three months ended June 30, 2002 as compared to the same period in 2001. As explained in the six months results increased deposit balances and the addition of one new investment sales representative accounted for these increases.

Total non-interest expense increased by $236,000 (21.5%) in the second quarter of 2002 as compared to the same quarter of 2001. This increase is primarily a result of a $108,000 increase in salary and benefits expense, a $28,000 increase in equipment expense and a $82,000 increase in other operating expenses. The increase in salary and benefits was a result of having approximately seven more full time equivalent employees during the second quarter of 2002 as compared to the same period in 2001. The increase in equipment expense was primarily a result of cost associated with upgrading data communications equipment between branches as well as implementing check imaging in the second quarter of 2002. Increases in supplies and telephone, as well as increases in substantially all other operating expense categories accounted for the increase in other operating expenses.

Item 2. Continued	Page 6

Financial Position

Assets totaled $179.0 million at June 30, 2002 as compared to $156.6 million at December 31, 2001 an increase of $22.4 million. Loans grew by $9.0 million during the six months ended June 30, 2002, from $87.5 million to $96.5 million. This loan growth was funded by the growth in deposits of $21.1 million from $134.4 million at December 31, 2001 to $155.5 million at June 30, 2002. The loan to deposit ratio at June 30, 2002 was 62.1% as compared to 64.4% at December 31, 2001. The investment securities grew by $8.9 million from December 31, 2001 to June 30, 2002. This growth was funded by deposit growth during the period.

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 34.9% of total assets June 30, 2002. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, term extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 2002 the amount of certificates of deposits of $100,000 or more represented 16.1% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $18.3 million, including $9.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

Item 2. Continued	Page 7

The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering. This capital along with continued retained earnings is expected to be sufficient to fund the operations of the bank. The company’s management anticipates that the bank will remain a “well capitalized” institution. Shareholders’ equity was 9.8% of total assets at June 30, 2002 as compared to 10.7% at December 31, 2001. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.1%, 12.2% and 7.5%, respectively at June 30, 2002. The company’ risked-based capital ratios of Tier 1, total capital and leverage ratio were 14.0%, 15.1% and 9.4%, respectively at June 30, 2002. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively.

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Six months ended June 30, 2002			Six months ended June 30, 2001

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$91,794,082	$3,446,608	7.57%	$74,096,530	$3,321,414	9.04%
Securities:	52,152,712	1,239,981	4.79%	37,834,152	1,119,461	5.97%
Federal funds sold and securities purchased under agreements to resell	10,608,097	89,240	1.70%	10,993,240	270,530	4.96%

Total earning assets	154,554,891	4,775,829	6.23%	122,923,922	4,711,405	7.73%

Cash and due from banks	4,581,508			3,657,179
Premises and equipment	6,641,525			6,526,805
Other assets	2,337,079			2,174,782
Allowance for loan losses	(1,073,196)			(911,036)

Total assets	$167,041,807			$134,371,652

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$22,643,426	$36,218	0.32%	$15,234,642	$77,206	1.02%
Money market accounts	26,802,687	216,577	1.63%	20,215,766	408,474	4.07%
Savings deposits	8,634,107	40,997	0.96%	6,504,601	84,320	2.61%
Time deposits	64,909,050	1,096,578	3.41%	54,150,750	1,521,690	5.67%
Other short term borrowings	4,974,511	21,367	0.87%	3,869,348	81,984	4.27%

Total interest-bearing liabilities	127,963,781	1,411,737	2.22%	99,975,107	2,173,674	4.38%

Demand deposits	21,037,507			17,618,882
Other liabilities	970,709			1,058,381
Shareholders’ equity	17,069,810			15,719,282

Total liabilities and shareholders’ equity	$167,041,807			$134,371,652

Net interest spread			4.01%			3.35%
Net interest income/margin		$3,364,092	4.39%		$2,537,731	4.16%

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended June 30, 2002			Three months ended June 30, 2001

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$93,915,833	$1,753,424	7.49%	$77,738,581	$1,716,827	8.86%
Securities:	54,491,313	635,070	4.67%	41,535,987	603,630	5.83%
Federal funds sold and securities purchased under agreements to resell	11,586,434	49,823	1.72%	10,880,335	116,394	4.29%

Total earning assets	159,993,580	2,438,317	6.11%	130,154,903	2,436,851	7.51%

Cash and due from banks	4,841,241			3,661,543
Premises and equipment	6,659,861			6,722,831
Other assets	2,392,213			2,242,668
Allowance for loan losses	(1,105,822)			(934,198)

Total assets	$172,781,073			$141,847,747

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$25,864,437	$20,001	0.31%	$15,771,749	$33,419	0.85%
Money market accounts	27,868,406	110,173	1.59%	22,124,535	202,752	3.68%
Savings deposits	8,945,638	21,328	0.96%	6,778,355	39,709	2.35%
Time deposits	64,912,660	516,507	3.19%	58,477,583	803,886	5.51%
Other short term borrowings	5,010,402	11,092	0.89%	3,524,335	30,689	3.49%

Total interest-bearing liabilities	132,601,543	679,101	2.05%	106,676,557	1,110,455	4.18%

Demand deposits	22,094,743			18,191,038
Other liabilities	924,452			1,111,717
Shareholders’ equity	17,160,335			15,868,435

Total liabilities and shareholders’ equity	$172,781,073			$141,847,747

Net interest spread			4.06%			3.33%
Net interest income/margin		$1,759,216	4.41%		$1,326,396	4.09%

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.   Changes in Securities.

(a)	Not applicable

(b)	Not applicable

Item 3.   Defaults Upon Senior Securities.

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 24, 2002. The following four directors were elected at the meeting:

	VOTES

	For	Against/Withheld

Thomas C. Brown	1,300,543	2,459

O. A. Ethridge, DMD	1,300,543	2,459

W. James Kitchens, Jr.	1,300,543	2,459

Mitchell M. Willoughby	1,300,543	2,459

George H. Fann, Jr., DMD	1,300,543	2,459

The following ten Directors term of office continued after the meeting:

Richard K. Bogan	Angelo L. Tsiantis

Michael C. Crapps	Chimin J. Chao

Hinton G. Davis	William A. Jordan

Anita B. Easter	James C. Leventis

George H. Fann, Jr., DMD	Loretta R. Whitehead

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-86258 on Form S-1)

	3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-86258 on Form S-1)

	4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-86258 on Form S-1)

	10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement no. 33-86258 on Form S-1).*

	10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-86258 on Form S-1).*

	10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the company’s 1998 Annual Report on form 10KSB)

* Denotes executive compensation contract or arrangement.

(b)	Reports on Form 8-K.

A report on form 8-K was filed April 24, 2002 announcing the company’s results for the first quarter of 2002 and announcing that the board of directors had approved its first quarterly cash dividend. The company declared a $.04 per share dividend, payable May 20, 2002 to shareholders of record as of May 6, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date August 9, 2002	By: /s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer

By: /s/ Joseph G. Sawyer

Joseph G. Sawyer Senior Vice President, Principal Financial Officer