Form 10QSB
period 2002-09-30
FIRST COMMUNITY CORP /SC/
filed 2002-11-12
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

     (Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission File No. 33-86258

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

South Carolina	57-1010751

(State of Incorporation)	(I.R.S. Employer Identification)

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

     1,587,970 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of First Community Corporation (the company) are set forth in the following pages.

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS
Cash and due from banks	$7,381,418	$5,402,419
Interest-bearing bank balances	927,144	1,011,648
Federal funds sold and securities purchased under agreements to resell	15,693,787	8,424,738
Investment securities — available for sale	60,857,306	42,267,602
Investment securities — held-to-maturity (market value of $4,717,268 and $4,063,566 at September 30, 2002 and December 31, 2001, respectively)	4,517,341	4,098,594
Loans	95,711,098	87,518,167
Less, allowance for loan losses	1,437,659	1,000,412

Net loans	94,273,439	86,517,755
Property, furniture and equipment — net	6,557,789	6,496,975
Intangible assets	986,238	1,127,575
Other assets	1,546,076	1,207,473

Total assets	$192,740,538	$156,554,779

LIABILITIES
Deposits:
Non-interest bearing demand	$27,495,283	$19,686,677
NOW and money market accounts	61,603,910	39,465,531
Savings	9,109,471	7,773,866
Time deposits less than $100,000	44,533,934	40,905,744
Time deposits $100,000 and over	26,080,154	26,569,838

Total deposits	168,822,752	134,401,656
Securities sold under agreements to repurchase	4,666,700	4,050,700
Other borrowed money	114,456	162,349
Other liabilities	1,103,103	1,164,284

Total liabilities	174,707,011	139,778,989

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,587,970 at September 30, 2002 and 1,270,609 at December 31, 2001	1,587,970	1,270,609
Additional paid in capital	12,771,383	13,088,744
Retained earnings	3,045,898	2,144,611
Unrealized gain on securities available-for-sale	628,276	272,238

Total shareholders’ equity	18,033,527	16,776,202

Total liabilities and shareholders’ equity	$192,740,538	$156,555,191

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2002	2001
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$5,228,955	$5,101,641
Investment securities	1,893,437	1,701,548
Federal funds sold and securities purchased under resale agreements	140,747	338,861
Other	12,399	41,551

Total interest income	7,275,538	7,183,601

Interest expense:
Deposits	2,070,387	3,102,823
Federal funds sold and securities sold under agreement to repurchase	31,726	105,504
Other borrowed money	1,086	2,617

Total interest expense	2,103,199	3,210,944

Net interest income	5,172,339	3,972,657
Provision for loan losses	572,000	254,300

Net interest income after provision for loan losses	4,600,339	3,718,357

Non-interest income:
Deposit service charges	430,098	341,673
Mortgage origination fees	183,674	148,731
Securities gains	60,616	—
Other	222,716	146,814

Total non-interest income	897,104	637,218

Non-interest expense:
Salaries and employee benefits	1,990,267	1,692,841
Occupancy	232,980	219,015
Equipment	463,331	391,773
Marketing and public relations	180,118	139,956
Amortization of intangibles	138,960	115,124
Other	911,532	661,396

Total non-interest expense	3,917,188	3,220,105

Income before taxes	1,580,255	1,135,470
Income taxes	547,750	388,067

Net income	$1,032,505	$747,403

Basic earnings per common share	$0.65	$0.47

Diluted earnings per common share	$0.63	$0.46

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2002	2001
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$1,782,347	$1,780,227
Investment securities	653,456	582,087
Federal funds sold and securities purchased under resale agreements	59,922	97,406
Other	3,984	12,476

Total interest income	2,499,709	2,472,196

Interest expense:
Deposits	680,017	1,011,133
Federal funds sold and securities sold under agreement to repurchase	11,051	25,385
Other borrowed money	394	752

Total interest expense	691,462	1,037,270

Net interest income	1,808,247	1,434,926
Provision for loan losses	135,000	72,000

Net interest income after provision for loan losses	1,673,247	1,362,926

Non-interest income:
Deposit service charges	156,106	118,112
Mortgage origination fees	79,473	52,289
Other	49,642	54,378

Total non-interest income	285,221	224,779

Non-interest expense:
Salaries and employee benefits	699,175	591,696
Occupancy	82,590	80,217
Equipment	164,430	140,792
Marketing and public relations	66,621	51,682
Amortization of intangibles	46,320	46,320
Other	326,675	212,232

Total non-interest expense	1,385,811	1,122,939

Income before tax	572,657	464,766
Income tax	197,900	158,900

Net income	$374,757	$305,866

Basic earnings per common share	$0.24	$0.19

Diluted earnings per common share	$0.23	$0.19

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine months ended		Three months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$1,032,505	$747,403	$374,757	$305,866
Other comprehensive income, net of tax:
Unrealized gains arising during the period, net of tax effect of $187,411, $245,858 and $118,497, $141,500 for the nine and three months ended September 30, 2002 and 2001, respectively	320,433	456,600	210,196	262,802

Comprehensive income	$1,352,938	$1,204,003	$584,953	$568,668

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months ended September 30, 2002
(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total

Balance December 31, 2001	1,270,609	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202
Net income				1,032,505		1,032,505
5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)
Cash dividend				(127,037)		(127,037)
Unrealized gain (loss) on securities available-for-sale					356,038	356,038

Balance September 30, 2002	1,587,970	$1,587,970	$12,771,383	$3,045,898	$628,276	$18,033,527

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$1,032,505	$747,403
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	375,818	353,005
Premium amortization (Discount accretion)	109,593	(120,422)
Amortization of intangibles	138,960	115,580
Provision for loan losses	572,000	254,300
Gain on sale of securities	(60,616)	—
Increase in other assets	(537,064)	(220,617)
Increase (decrease) in accounts payable	(61,181)	318,422

Net cash used in operating activities	1,570,015	1,447,671

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(40,086,956)	(44,445,087)
Maturity of investment securities available-for-sale	22,029,781	33,005,834
Purchase of investment securities held-to-maturity	(443,377)	(1,888,290)
Maturity of investment securities held-to-maturity	—	1,500,000
Increase in loans	(8,327,272)	(17,543,047)
Acquisition of branch	—	11,899,144
Purchase of property and equipment	(436,632)	(863,744)

Net cash used in investing activities	(27,264,456)	(18,335,190)

Cash flows from financing activities:
Increase in deposit accounts	34,421,096	25,289,413
Increase (decrease) in securities sold under agreements to repurchase	616,000	(32,600)
Increase (decrease) in other borrowings	(47,893)	4,677
Cash dividends paid	(127,037)	—
Cash in lieu of fractional shares	(4,181)	(1,191)

Net cash provided from financing activities	34,857,985	25,260,299

Net increase in cash and cash equivalents	9,163,544	8,372,780
Cash and cash equivalents at beginning of period	14,838,805	8,984,591

Cash and cash equivalents at end of period	$24,002,349	$17,357,371

Supplemental disclosure:
Cash paid during the period for:
Interest	$2,300,630	$3,044,235
Taxes	$692,987	$383,133
Non-cash investing and financing activities:
Unrealized gain on securities available-for-sale	$556,876	$456,600

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. All material inter- company transactions are eliminated in consolidation. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001:

Net Income

     The company’s net income was $1.0 million, or $.63 diluted earnings per share, for the nine months ended September 30, 2002 as compared to net income of $747,000, or $.46 per share, for the nine months ended September 30, 2001. This improvement in earnings reflects the continued growth in the level of earning assets as well as a 16 basis point improvement in net interest margin between the two periods. The level of average earning assets was $160.6 million for the nine months ended September 30, 2002 as compared to $127.9 million for the nine months ended September 30, 2001. This reflects a 25.6% increase in the level average earning assets for the two periods. Net interest margin was 4.31% for the nine months ended September 30, 2002 as compared to 4.15% for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, loans represented 57.9% of earning assets as compared to 60.2% of earning assets for the nine months ended September 30, 2001. Non-interest income increased 40.8% to $897,000 for the nine months ended September 30, 2002 as compared to $637,000 for the nine months ended September 30, 2001. During this same period non-interest

Item 2. Continued	Page 2

expense increased 21.6% to $3.9 million for the nine months ended September 30, 2002 as compared to $3.2 million for the nine months ended September 30, 2001. Income tax expense for the nine months ended September 30, 2002 was $548,000 or 34.6% of income before tax and $388,000 or 34.2% of income before tax during the same period in 2001.

Net Interest Income

     The table on page 7 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2002 and 2001, along with average balances and the related interest income and interest expense amounts.

Net interest income was $5.2 million during the nine months ended September 30, 2002 as compared to $4.0 million for the nine months ended September 30, 2001. This improvement of net interest income is a result of the increase on the level of earning assets. The net interest margin was 4.31% for the nine months ended September 30, 2002 as compared to 4.15% for the nine months ended September 30, 2001. Throughout 2001 market interest rates declined. As the company balance sheet is slightly liability sensitive, the repricing of liabilities more rapidly than the asset side of the balance sheet tended to improve the net interest margin during the nine months ended September 30, 2002. Interest income during the nine months ended September 30, 2002 was $7.3 million as compared to $7.2 million for the nine months ended September 30, 2001. The yield on earning assets was 6.06% for the nine months ended September 30, 2002 as compared to 7.51% for the same period in 2001. Loans represented 57.9% of earning assets for the nine months ended September 30, 2002 as compared to 60.2% for the nine months ended September 30, 2001. The largest component of interest income for the nine months ended September 30, 2002 was interest on loans and amounted to $5.2 million as compared to $5.1 million for the comparable prior year period. The overall yield on loans was 7.52% for the nine months ended September 30, 2002 as compared to 8.86% for the nine months ended September 30, 2001. The decrease in loan yields was primarily a result of the previously mentioned decline in interest rates throughout 2001. The investment portfolio income increased $192,000, or 11.3%, to $1.9 million for the nine months ended September 30, 2002 as compared to $1.7 million for the nine months ended September 30, 2001. The increase in investment portfolio income is a result of the increase in the size of the portfolio offset by a decreased overall yield on the portfolio. The yield on the investment portfolio for the nine months ended September 30, 2002 was 4.57% as compared to 5.79% for the comparable period in 2001. Interest on overnight investments decreased $227,000, or 59.7%, to $153,000 for the nine month period ended September 30, 2002 as compared to $380,000 for the nine month period ended September 30, 2001. The average balance of overnight investments was $12.2 million for the nine months ended September 30, 2002 as compared to $11.6 million during the same period of 2001. The yield on these investments was 1.67% for the nine months ended September 30, 2002 as compared to 4.40% for the same period in 2001.

Item 2. Continued	Page 3

Interest expense during the nine months ended September 30, 2002 was $2.1 million with an average rate paid on interest-bearing liabilities of 2.11% as compared to $3.2 million and 4.11% during the nine months ended September 30, 2001. Average interest-bearing liabilities were $133.1 million for the nine months ended September 30, 2002 as compared to $104.4 million during the same period in the prior year. The decrease in the cost of interest-bearing liabilities was again a result of the declining interest rate environment throughout 2001.

Provision and Allowance for Loan Losses

The provision for loan losses was $572,000 and $254,000 for nine months ended September 30, 2002 and 2001, respectively, and reflects management’s estimate of the amount necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company’s allowance for loan losses as a percentage of its period-end loans was 1.50% at September 30, 2002 as compared to 1.14% at December 31, 2001 and 1.29% at September 30, 2001. The company has increased its provision levels as well as the resulting allowance for loan losses throughout 2002 as a result of management’s assessment of current and anticipated economic conditions as well as higher levels of delinquencies. The company had nonperforming loans in the amount of $237,000 at September 30, 2002. The allowance as a percentage of nonperforming loans was 606% as of September 30, 2002. Past due loans greater than 30 days but less than ninety days and still accruing amounted to $206,000. There was $6,000 in loans delinquent greater than 90 days as of September 30, 2002. Net charge-offs during nine months ended September 30, 2002, amounted to approximately $134,000 as compared to net charge-offs of $26,000 for the same period in the prior year. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Currently the allowance for loan losses is evaluated on an overall portfolio basis and is not allocated to specific elements of the portfolio. Management“s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Item 2. Continued	Page 4

Non-interest Income and Expense

Non-interest income during the nine months ended September 30, 2002 was $897,000 as compared to $637,000 for the nine months ended September 30, 2001. Non-interest income for the nine months ended September 30, 2002 included a gain on the sale of securities available-for-sale of $61,000. Other increases in non-interest income included an increase in deposit service charges of $88,000, an increase in fees on the sale of non-deposit investment products of $55,000, and an increase in mortgage loan origination fees of $35,000. Increased deposit service charges resulted from the significant increase in deposit balances during the comparable periods. The company originates mortgage loans, which are closed in the name of a third party, for which the company receives a fee. These fees increased as a result of declining rates during the nine months ended September 30, 2002. The lower rate environment resulted in a significant increase in the amount of refinancings taking place in the market. The increase in fees on the sale of non-deposit investment products is attributable to increasing the number of sales representatives from one to two in the last half of 2001.

Non-interest expense amounted to $3.9 million as compared to $3.2 million during the nine months ended September 30, 2002 and 2001, respectively. This increase includes increases in all categories of non-interest expense during the two periods. Salary and employee benefits increased $297,000, or 17.6%, in the nine months ended September 30, 2002 as compared to the comparable period in 2001. This increase is primarily a result of having approximately ten full time equivalent employees more during the first nine months of 2002 as compared to the first nine months of 2001. These positions were hired to support the continued growth in the bank. Equipment expense increased from $392,000 for the nine months ended September 30, 2001 to $463,000 for the nine months ended September 30, 2002. This primarily relates to increased equipment maintenance cost and software and hardware upgrade and enhancement cost. Marketing and public relations expense increased by $40,000 in the nine months ended September 30, 2002 as compared to the same period in the prior year. This increase is a result of planned increases in marketing efforts during 2002. Other non-interest expense increased $250,000, or 37.8%, in the nine months ended September 30, 2002 compared to the same period in the prior year. Increases in supplies and telephone of $43,000 and $21,000 accounted for the increase in other non-interest expense. These increases are impacted significantly by the number of accounts and the volume of activity and have increased due to the growth of the bank during the nine months ended September 30, 2002. Legal and professional fees increased approximately $70,000 during the nine months ended September 30, 2002 as compared to the same period in 2001. This increase is primarily attributable to consulting fees incurred relative to various planned projects during 2002.

Item 2. Continued	Page 5

Comparison of Results of Operations for Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001:

Net income for the third quarter of 2002 was $375,000, as compared to $306,000 during the comparable period in 2001. This increase is primarily due to the increased level of earning assets. Average earning assets were $172.6 million during the third quarter of 2002 as compared to $137.6 million during the third quarter of 2001. The table on page 8 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2002 and 2001 along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased from 7.13% in the third quarter of 2001 to 5.75% in the third quarter of 2002. As previously explained in the analysis of the nine month results, there were decreases in market interest rates throughout 2001 that resulted in lower overall rates in the third quarter of 2002 as compared to the same period in 2001. The cost of interest bearing liabilities was 1.92% in the third quarter of 2002 as compared to 3.63% during the third quarter of 2001.

     Non-interest income increased by $60,000 during the third quarter of 2002 as compared to the same period in 2001. Deposit service charges accounted for $38,000 of the increase in non-interest income resulting from the increased numbers of accounts in the third quarter of 2002 as compared to the third quarter 2001. In addition, mortgage loan fees increased by $27,000 in 2002 as compared to the same period in 2001.

     Non-interest expense increased by $263,000 in the third quarter of 2002 as compared to the same quarter of 2001. This includes increases in all expense categories during the third quarter of 2002 as compared to the third quarter of 2001. Salary and benefits expense increased by $107,000 during the third quarter of 2002 as compared to the same period in 2001. As previously stated this is a result of approximately 10 additional employees in 2002 as compared to the same period in 2001. Equipment expenses increased by $24,000 in the third quarter of 2002 as compared to the same period in 2001. This is a result of increased maintenance expense and cost associated with upgrading software and hardware. Other expense increased by $114,000 in the third quarter of 2002 as compared to the same period in 2001. As previously stated in the analysis of nine-month results this increase is related to increased legal and professional consulting fees.

Financial Position

     Assets totaled $192.7 million at September 30, 2002 as compared to $156.6 million at December 31, 2001, an increase of $36.1 million. Loans grew by $8.2 million during the nine months ended September 30, 2002, from $87.5 million to $95.7 million. This loan growth was funded by growth in deposits of $34.4 million from $134.4 million at December 31, 2001 to $168.8 million at September 30, 2002. Deposit growth also funded increases in investment

Item 2. Continued	Page 6

securities and overnight funds. Investment securities grew by $19.0 million from $46.4 million at December 31, 2001 to $65.4 million at September 30, 2002. Overnight funds grew by $7.3 million as of September 30, 2002 as compared to December 31, 2001.

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 39.7% of total assets at September 30, 2002. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 2002 the amount of certificates of deposits of $100,000 or more represented 15.4% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company“s liquidity position in a relatively short period of time.

The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and a secondary offering in July 1998 through which the company raised an additional $6.6 million in net proceeds. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank. The company anticipates that the bank will remain a “well capitalized” institution. Shareholders’ equity was 9.4% of total assets at September 30, 2002 as compared to 10.7% at December 31, 2001. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.2%, 12.5% and 7.2%, respectively at September 30, 2002. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 14.1%, 15.3% and 8.9%, respectively at September 30, 2002. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively.

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2002			Nine months ended September 30, 2001

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$92,945,484	$5,228,955	7.52%	$77,012,207	$5,101,641	8.86%
Securities:	55,453,950	1,893,437	4.57%	39,296,127	1,701,548	5.79%
Federal funds sold and securities purchased under agreements to resell	12,233,541	153,146	1.67%	11,552,558	380,412	4.40%

Total earning assets	160,632,975	7,275,538	6.06%	127,860,892	7,183,601	7.51%

Cash and due from banks	5,113,557			3,735,433
Premises and equipment	6,630,024			6,568,825
Other assets	2,330,680			2,221,434
Allowance for loan losses	(1,168,777)			(959,263)

Total assets	$173,538,459			$139,427,321

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$26,205,386	$60,870	0.31%	$15,329,970	$102,561	0.89%
Money market accounts	27,216,393	322,352	1.58%	21,360,488	586,887	3.67%
Savings deposits	8,912,728	63,686	0.96%	6,907,850	118,789	2.30%
Time deposits	65,654,436	1,623,479	3.31%	56,952,143	2,294,586	5.39%
Other short term borrowings	5,068,357	32,812	0.87%	3,893,200	108,121	3.71%

Total interest-bearing liabilities	133,057,300	2,103,199	2.11%	104,443,651	3,210,944	4.11%

Demand deposits	22,341,602			18,018,051
Other liabilities	920,980			1,094,342
Shareholders’ equity	17,218,577			15,871,277

Total liabilities and shareholders’ equity	$173,538,459			$139,427,321

Net interest spread			3.94%			3.40%
Net interest income/margin		$5,172,339	4.31%		$3,972,657	4.15%

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended September 30, 2002			Three months ended September 30, 2001

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$95,210,416	$1,782,347	7.43%	$82,748,484	$1,780,227	8.54%
Securities:	61,948,779	653,456	4.18%	42,172,407	582,087	5.48%
Federal funds sold and securities purchased under agreements to resell	15,431,427	63,906	1.64%	12,652,958	109,882	3.45%

Total earning assets	172,590,622	2,499,709	5.75%	137,573,849	2,472,196	7.13%

Cash and due from banks	6,160,305			3,889,389
Premises and equipment	6,607,397			6,651,495
Other assets	2,318,087			2,312,201
Allowance for loan losses	(1,356,821)			(1,052,725)

Total assets	$186,319,590			$149,374,209

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$33,213,157	$24,652	0.29%	$15,517,518	$25,356	0.65%
Money market accounts	28,030,314	105,775	1.50%	23,612,603	178,413	3.00%
Savings deposits	9,460,885	22,689	0.95%	7,701,197	34,469	1.78%
Time deposits	67,130,547	526,901	3.11%	62,463,584	772,895	4.91%
Other short term borrowings	5,252,986	11,445	0.86%	3,940,125	26,137	2.63%

Total interest-bearing liabilities	143,087,889	691,462	1.92%	113,235,027	1,037,270	3.63%

Demand deposits	24,638,984			18,803,373
Other liabilities	822,823			1,164,394
Shareholders’ equity	17,769,894			16,171,415

Total liabilities and shareholders’ equity	$186,319,590			$149,374,209

Net interest spread			3.83%			3.50%
Net interest income/margin		$1,808,247	4.16%		$1,434,926	4.14%

Item 3. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

     (b)  Not applicable

Item 3. Defaults Upon Senior Securities.

     Not Applicable

     Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to shareholders to vote during the quarter ended September 30, 2002.

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

     (b)  Reports on Form 8-K.

On August 9, 2002 the Chief Executive officer, Michael C. Crapps, and the Chief Financial Officer, Joseph G. Sawyer each furnished the Securities and Exchange Commission the certification required pursuant to 18 U.S.C. Section 1350 as an exhibit to a Form 8-K filing.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: November 12, 2002	By: /s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer

By: /s/ Joseph G. Sawyer Joseph G. Sawyer Senior Vice President, Principal Financial Officer

Certification

     I, Michael C. Crapps, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Community Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors.

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael C. Crapps Michael C. Crapps President and CEO

Certification

     I, Joseph G. Sawyer, certify that:

7.	I have reviewed this quarterly report on Form 10-QSB of First Community Corporation;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors.

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Joseph G. Sawyer Joseph G. Sawyer Senior Vice President and CFO