Form 10KSB
period 2002-12-31
FIRST COMMUNITY CORP /SC/
filed 2003-03-21
CIK 932781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the fiscal year ended December 31, 2002

or
Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from to
Commission file no. 33-86258

First Community Corporation

(Name of Small Business Issuer in Its Charter)

South Carolina	57-1010751

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5455 Sunset Blvd., Lexington, South Carolina	29072

(Address of Principal Executive Offices)	(Zip Code)

(803) 951-2265 Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock as of March 7, 2003, held by non-affiliates of the registrant based on the closing price as of March 7, 2003, was $21,571,000

The issuer’s revenues for its most recent fiscal year were $10,079,000. 1,587,970 shares of the Issuer’s common stock were issued and outstanding as of March 7, 2003.

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

Employees

The bank presently has 58 full-time employees and three part-time employees. The company does not have any employees other than its officers, none whom receive any additional remuneration for their services to the company.

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

     The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks’ aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires banks to prepare annual reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the “Common Stock”), of which 1,270,609 were issued and outstanding as of December 31, 2001. On January 24, 2002 the board of directors approved a 5 for 4 stock split in the form of a stock dividend payable on February 28, 2002 to stockholders of record on January 31, 2002. On January 15, 2003 the Company stock began trading on the Nasdag Small Cap market under the trading symbol of FCCO. Prior to January 15, 2003 the stock was quoted on the OTC Bulletin Board under the trading symbol FCCO.OB.

On May 20, 2002, August 15, 2002 and November 15, 2002 the company paid cash dividends to its shareholders of record as of May 6, 2002, July 31, 2002 and October 31, 2002, respectively at $0.04 per share. Prior to such dividends the company had not declared or distributed any cash dividends to its shareholders since inception. The company expects comparable dividends to be paid to the shareholders for the foreseeable future. Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. As a National Bank, First Community Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2002, the bank has $3,396,000 free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The following is a summary of stock prices for the company which were quoted on the OTC Bulletin Board throughout 2002. The prices have been adjusted for all periods to reflect the effects of the June 30, 2001, 5% stock dividend and the February 28, 2002, 5-for-4 stock split.

2002	High	Low

First quarter	$14.00	$9.57
Second quarter	$14.50	$13.00
Third quarter	$14.50	$12.25
Fourth quarter	$13.30	$12.75

2001	High	Low

First quarter	$11.43	$9.90
Second quarter	$12.95	$9.90
Third quarter	$11.80	$11.00
Fourth quarter	$11.60	$9.80

2000	High	Low

First quarter	$12.95	$11.43
Second quarter	$13.23	$10.67
Third quarter	$11.90	$10.67
Fourth quarter	$11.62	$10.00

The price listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6. Management’s Discussion and Analysis.

The following selected consolidated financial data for the five years ended December 31, 2002 are derived from the consolidated financial statements and other data of the company. The consolidated financial statements for the years ended December 31, 1998 through 2002, were audited by Clifton D. Bodiford, CPA, independent auditor. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the company, including the accompanying notes, included elsewhere herein.

Selected Financial Date

Amounts in thousands, except per share data)

	Year ended December 31,

	2002	2001		2000	1999	1998

Operations Statement Data:
Net interest income	$7,044		$5,523	$4,376	$3,652	$2,659
Provision for loan losses	677		407	161	210	179
Non-interest income	1,232		938	594	481	436
Non-interest expense	5,377		4,381	3,306	2,669	2,009
Income taxes	758		569	519	436	60

Net income	$1,464		$1,104	$984	$818	$847

Per Share Data:
Net income diluted (1)	$0.90	$	$$0.68	$0.61	$0.50	$0.67
Cash dividends	0.12		—	—	—	—
Book value at period end (1)	11.61		10.56	9.70	8.86	8.59
Tangible book value at period end (1)	11.02		9.85	9.70	8.86	8.58
Balance Sheet Data:
Total assets	$195,201		$156,555	$111,986	$94,889	$73,152
Loans	99,991		87,519	67,984	52,297	40,819
Securities	69,785		46,366	28,735	30,722	22,843
Deposits	168,062		134,402	92,755	76,971	56,006
Shareholders’ equity	18,439		16,776	15,369	14,041	13,612
Average shares outstanding (1)	1,588		1,585	1,584	1,584	1,584
Performance Ratios:
Return on average assets	0.82%		0.77%	0.94%	0.90%	1.33%
Return on average equity	8.35%		6.86%	6.76%	5.90%	8.68%
Dividend payout ratio	13.05%		—	—	—	—
Net interest margin	4.26%		4.19%	4.59%	4.33%	4.54%
Asset Quality Ratios:
Allowance for loan losses to period end total loans	1.53%		1.14%	1.30%	1.34%	1.30%
Allowance for loan losses to non-performing assets	1,059.03%		247.52%	N/A	N/A	N/A
Non-performing assets to total assets	0.07%		0.26%	N/A	N/A	N/A
Net charge-offs to average loans	0.16%		0.35%	(0.01%)	0.08%	0.08%
Capital and Liquidity Ratios:
Tier 1 risk-based capital	14.03%		14.91%	19.30%	22.80%	27.40%
Total risk-based capital	15.28%		15.88%	20.40%	24.00%	28.50%
Leverage ratio	8.77%		10.04%	13.80%	15.00%	18.60%
Equity to asset	9.45%		10.32%	13.72%	14.80%	18.61%
Average loans to average deposits	60.71%		65.08%	70.30%	61.80%	66.81%

(1)	Adjusted for the June 30, 2001 5% stock dividend and the February 28, 2002 5-for-4 stock split

Management’s Discussion and Analysis.

This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

The company experienced substantial asset growth during 2002 with assets totaling $195.2 million at December 31, 2002, increasing by 24.6% or $38.6 million from December 31, 2001. The asset growth was primarily funded by deposit growth of $33.7 million or 25.1%. Deposits totaled $168.1 million at December 31, 2002 compared to $134.4 million at December 31, 2001.

The company’s net income increased $360,000 in 2002, or 32.6%, over the year ended December 31, 2001. Net income was $1.5 million or $.90 diluted earnings per share in 2002, compared to $1.1 million or $.68 diluted earnings per share in 2001. On January 24, 2002 the board of directors approved a 5-for-4 stock split payable February 28, 2002. Per share data has been adjusted to reflect the issuance of the stock dividend and stock split.

The following discussion and analysis is intended to assist the readers in understanding and evaluating the financial condition and results of operations of the company. This review should be read in conjunction with the company’s financial statements and accompanying notes included elsewhere herein. This analysis provides an overview of the significant changes that occurred during the periods presented.

Results of Operations

The company’s net income was $1.5 million, or $0.90 diluted earnings per share, for the year ended December 31, 2002, as compared to net income of $1.1 million, or $0.68 diluted earnings per share, for the year ended December 31, 2001, and $984,000 or $0.61 diluted earnings per share for the year ended December 31, 2000. The increase in net income for 2002 as compared to 2001 resulted primarily from an increase in the level of average earning assets of $33.8 million. In addition the net interest margin increased from 4.19% to 4.26%. Net interest income increased from $5.5 million in 2001 to $7.0 million in the year ended December 31, 2002. Non interest income increased from $938,000 in 2001 to $1.2 million in 2002 due primarily to increased deposit service charges resulting from higher average deposit account balances as well as increased mortgage origination fees generated as a result of the low interest rate environment throughout 2002. Non-interest expense increased to $5.4 million in 2002 as compared to $4.4 million in 2001. This increase is attributable to increases in all expense categories required to support the continued growth the bank has experienced over the last several years. During 1999, the company opened two new offices, in 2000 one office was opened and in 2001 the bank acquired an office from another financial institution. Since beginning the expansion in 1999 the bank has continued to leverage its initial investments by increasing both deposits and earning assets at each of these locations.

The increase in net income from 2000 to 2001 resulted primarily from two factors, which included an increase in the level of average earning assets of $36.5 million offset by a 40 basis point decline in the net interest margin. Earning assets averaged $95.3 million in 2000 as compared to $131.8 million in 2001. Non-interest income increased from $594,000 in 2000 to $938,000 in 2001 due to increased deposit service charges and increases in mortgage origination fees. Non-interest expense increased to $4.4 million in 2001 as compared to $3.3 million in 2000. This increase again was primarily due to the cost associated with expansion of the branch offices during 1999 through 2001, and expansion of the support infrastructure necessary to operate these new offices.

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

Net interest income totaled $7.0 million in 2002, $5.5 million in 2001 and $4.4 million in 2000. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.91% in 2002 as compared to 3.50% in 2001 and 3.64% in 2000. The reason for the increase in net interest income between 2002 and 2001 was due to the $33.7 million increase in the level of earning assets between the two periods and a slight increase of 7 basis point in the net interest margin. Similarly, the increase in net interest income between 2001 and 2000 was due to the $36.5 million increase in the level of earning assets between the two periods offset by a 40 basis points decline in the net interest margin. In 2002 loans represented 56.8% of average earning assets as compared to 60.3% in 2001. Loans typically provide a higher yield than other types of earning assets and thus one of the company’s goals is to grow the loan portfolio as a percentage of earning assets. The yield on earning assets decreased from 7.29% in 2001 to 5.95% in 2002. The decrease was a result of the substantial decrease in market interest rates that took place throughout 2001 and 2002. This decrease in yield on average earning assets was offset by a decrease in the rate paid on interest-bearing liabilities to 2.04% in 2002 from 3.79% in 2001.

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

Average Balances, Income, Expenses and Rates

				Year ended December 31,
	2002			2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets
Loans	$93,992	$7,025	7.47%	$79,466	$6,855	8.63%	$60,001	$5586	9.31%
Securities	58,462	2,614	4.47%	40,766	2,310	5.67%	29,002	1,743	6.01%
Other short-term investments (2)	13,074	208	1.59%	11,548	446	3.86%	6,249	399	6.39%

Total earning assets	165,528	9,847	5.95%	131,780	9,611	7.29%	95,252	7,728	8.11%

Cash and due from banks	5,359			3,808			3,307
Premises and equipment	6,644			6,564			5,808
Other assets	2,362			2,186			1,015
Allowance for loan losses	(1,245)			(1,005)			(791)

Total assets	$178,648			$143,333			$104,591

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$27,509	$80	0.29%	$15,475	$118	0.76%	$10,654	$90	0.84%
Money market accounts	27,848	413	1.48%	22,158	716	3.23%	13,736	630	4.59%
Savings deposits	8,917	82	0.92%	7,155	142	1.98%	7,525	251	3.34%
Time deposits	67,500	2,185	3.24%	59,173	2,990	5.05%	39,011	2,158	5.53%
Other short term borrowings	5,305	43	0.81%	4,003	122	3.05%	4,014	224	5.58%

Total interest-bearing liabilities	137,079	2,803	2.04%	107,964	4,088	3.79%	74,940	3,353	4.47%

Demand deposits	23,045			18,149			14,422
Other liabilities	983			1,121			673
Shareholders’ equity	17,541			16,099			14,556

Total liabilities and shareholders’ equity	$178,648			$143,333			$104,591

Net interest spread			3.91%			3.50%			3.64%
Net interest income/margin		$7,044	4.26%		$5,523	4.19%		$4,375	4.59%

(1)	All loans and deposits are domestic. Average balance of loans include non-accrual loans.

(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

	2002 versus 2001				2001 versus 2000
	Increase (decrease ) due to			Increase (decrease ) due to

(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Assets
Earning assets
Loans	$631	$(461)	$170	$1,640	$(371)	$1,269
Investment securities	591	(287)	304	660	(93)	567
Other short-term investments	69	(307)	(238)	87	(40)	47

Total earning assets	842	(606)	236	2,557	(674)	1,883

Interest-bearing liabilities
Interest-bearing transaction accounts	(194)	155	(39)	36	(7)	29
Money market accounts	274	(577)	(303)	166	(80)	86
Savings deposits	51	(111)	(60)	(11)	(97)	(108)
Time deposits	518	(1,322)	(804)	999	(168)	831
Other short term borrowings	63	(142)	(79)	(1)	(101)	(102)

Total interest-bearing liabilities	1,821	(3,106)	(1,285)	1,129	(393)	736

Net interest income			1,521			1,147

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

The following table illustrates the company’s interest rate sensitivity at December 31, 2002.

Interest Sensitivity Analysis

(In thousands)
	December 31, 2002

		After	After Six
	Within	Three	Through	One Year	Over Five
	Three	Through	Twelve	through	Years or
(In thousands)	Months	Six Months	Months	Five Years	Nonsensitive	Total

Assets
Earning assets
Loans (1)	$36,245	$4,887	$7,013	$51,615	$87	$99,847
Securities	4,580	6,000	2,142	40,472	16,591	69,785
Federal funds sold, securities purchased under agreements to resell and other earning assets	10,145					10,145

Total earning assets	50,970	10,887	9,155	92,087	16,678	179,777

Liabilities
Interest bearing liabilities
Interest bearing deposits NOW accounts	3,556	3,807	7,615	15,229		30,207
Savings deposits	1,227	1,227	2,455	4,909		9,818
Money market accounts	27,920					27,920
Time deposits	19,409	17,475	18,324	17,785		72,993

Total interest-bearing deposits	52,112	22,509	28,394	37,923		140,938
Other short term borrowings	7,306					7,306

Total interest-bearing liabilities	59,418	22,509	28,394	37,923		148,244

Period gap	$(8,448)	$(11,622)	$(19,239)	$54,164	$16,678	$31,533
Cumulative gap	$(8,448)	$(20,070)	$(39,309)	$14,855	$31,533
Ratio of cumulative gap to total earning assets	(4.7%)	(11.2%)	(21.9%)	8.3%	17.5%

(1)	Loan balances do not include non-accrual loans in the amount of $144,000 at December 31, 2002.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. Currently the allowance for loan losses is allocated on an overall portfolio basis. Management intends to implement an allocation system in the future. This system will allocate the allowance to loan categories, and will be implemented at the time the size and mix of the portfolio support such a system. The objective of management has been to fund the allowance for loan losses at approximately 1.1% to 1.5% of total loans until a tested historical loss experience has been established. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions. Management has also established a loan review process in an attempt to ensure that its loan loss allowance is adequate. This process includes a review by the management senior credit committee of all loans originated for $100,000 or more. In addition all loan relationships with aggregate credit of $500,000 or more are reviewed annually and loans regardless of amount criticized or classified by management in accordance with regulatory guidelines are reviewed annual.

At December 31, 2002 and 2001, the allowance for loan losses amounted to $1.5 million and $1.0 million, respectively. This represents 1.52% and 1.14% of outstanding loans at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001 the company had non-accrual loans in the amount of $144,000 and $404,000, respectively. There were no non-accrual, restructured or other non-performing loans at December 31, 2000. There was $340,000, $421,000 and $336,000 in loans delinquent greater than 30 days at December 31, 2002, 2001 and 2000, respectively. There were $24,000 in loans greater than 90 days delinquent at December 31, 2002 and none in 2001 and 2000. The provision for loan losses was $677,000, $407,000 and $161,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The provision for loan loss has been increased in 2002 and 2001 as a result of higher amounts charged-off in these years. The provision was made based on management’s assessment of general loan loss risk and asset quality.

Allowance For Loan Losses

	Year ended December 31,

(Dollars in thousands)	2002	2001	2000

Average loans outstanding	$93,992	$79,466	$60,001

Loans outstanding at period end	$99,991	$87,519	$67,984

Total non-performing loans	$144	$404	—

Beginning balance of allowance	$1,000	$873	$704
Loans charged-off:
1-4 family residential mortgage	—	7	—
Home equity	—	—	—
Commercial	156	270	5
Installment & credit card	16	7	2

Total loans charged-off	172	284	7

Recoveries:
1-4 family residential mortgage	—	—	—
Home equity	19	—	—
Commercial	1	4	14
Installment & credit card	—	—	1

Total recoveries	20	4	15

Net loans charged off	152	280	(8)

Provision for loan losses	677	407	161

Balance at period end	$1,525	$1,000	$873

Net charge-offs to average loans	0.16%	0.35%	(.01%)
Allowance as percent of total loans	1.53%	1.14%	1.28%
Non-performing loans as % of total loans	0.14%	0.46%	—
Allowance as % of non-performing loans	1059.03%	247.52%	—

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 2002, the company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

Noninterest Income. The company’s primary source of noninterest income is service charges on deposit accounts. In addition, the company originates mortgage loans that are closed in the name of a third party for which the company receives a fee. Other sources of noninterest income is derived from commissions on sale of non-deposit investment products, bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 2002, was $1.2 million as compared to $938,000 for 2001, an increase of $294,000 or 31.3%. This increase is primarily a result of the growth in deposit account balances and the related deposit account fees. Deposit account fees amounted to $587,000 in 2002 as compared to $475,000 in 2001. Mortgage loan fee income increased to $300,000 for the year ended December 31, 2002 as compared to $217,000 in 2001. This increase was attributable to the significant reduction in market interest rates throughout 2001 and 2002, which resulted in more new home sales and a significant increase in mortgage refinancings. Commissions on the sale of non-deposit investment products increased $16,000 from $100,000 in 2001 to $116,000 in 2002. The company continues to place emphasis on these sources of noninterest income by attempting to increase mortgage loan fee income and commissions on the sale of non-deposit investment products.

Noninterest income amounted to $594,000 in 2000. The increase in 2001 of $344,000 or 57.8% as compared to 2000 is also primarily attributable to increased deposit account balances and the related deposit account fees. Deposit account fees increased $142,000 or 42.4% in 2001 as compared to 2000. In addition mortgage loan fees increased $129,000 from $88,000 in 2000 to $217,000 in 2001. As previously stated market interest rates dropped significantly in 2001 resulting in more new home sales and refinancings.

Noninterest Expense. In the very competitive financial services industry, management recognizes the need to place a great deal of emphasis on expense management and continually evaluates and monitors growth in discretionary expense categories in order to control future increases. Noninterest expense increased to $5.4 million for the year ended December 31, 2002 from $4.4 million for the year ended December 31, 2001. Salary and employee benefits increased $384,000 in 2002 as compared to 2001. This increase results from an increase of 5 full time equivalent employees from 53 at December 31, 2001 to 58 at December 31, 2002. In addition, during 2001 the company added 7 new positions. All of these positions have been added to support the continued growth of the bank both in operation areas and branch offices. Equipment expense increased by $103,000 or 19.6%, in 2002, as compared to 2001. This is primarily attributable to increased depreciation and maintenance contract expense related to equipment purchased to upgrade and improve existing technology. During 2002 the bank introduced check imaging and upgraded certain telecommunications and data network systems. The company continues to evaluate its technology systems in order to enhance its delivery of services and currently has plans in 2003 to invest in and introduce an internet banking product for both its consumer and commercial customers. In addition the company has plans to upgrade its teller and customer service platform systems in 2003. Noninterest expense in 2002 and 2001 includes amortization of the deposit premium intangible of $185,000 and $124,000, respectively related to the acquisition of the Chapin office in February 2001. The deposit premium of $1.2 million is being amortized over a period of seven years. Marketing and public relations expense for 2002 increased by $97,000 as a result of planned increases in advertising to include the use of television media in our markets.

Noninterest expense increased to $4.4 million for the year ended December 2001 from $3.3 million for the year ended December 31, 2000. Salary and employee benefit expense increased $665,000 in 2001 as compared to 2000. This increase resulted from an increase of 7 full time equivalent employees from 46 at December 31, 2000 to 53 at December 31, 2001. Four of these were added when the bank acquired it’s sixth banking office in Chapin, South Carolina in February 2001. Significantly higher health insurance cost also contributed to the higher salary and benefit expense in 2001 compared to 2000. Equipment expense increased by $118,000 in 2001 as compared to 2000. This is attributable to increased depreciation and maintenance contract expense related to equipment purchased for the Chapin office as well as other technology upgrades purchased to improve existing technology.

The following table sets forth for the periods indicated the primary components of non-interest expense:

	Year ended December 31,

(In thousands)	2002	2001	2000

Salary and employee benefits	$2,740	$2,356	$1,691
Occupancy	340	294	247
Equipment	629	526	408
Marketing and public relations	244	147	198
Data processing	86	77	137
Supplies	161	110	87
Telephone	128	103	64
Correspondent services	72	78	60
Insurance	113	86	60
Professional fees	176	94	86
Postage	75	78	56
Amortization of intangibles	185	124	—
Other	428	308	211

	$5,377	$4,381	$3,305

Income Tax Expense

Income tax expenses for the year ended December 31, 2002 were $758,000 or 34.1% of income before taxes as compared to $569,000 and 34.0% of income before taxes for the year ended December 31, 2001. Income taxes for 2000 were $520,000 or 34.6% of income before taxes. The company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. At current established federal and state statutory income tax rates it is anticipated that income tax expense for the company will remain approximately 34.0% to 35.0 % of income before taxes in the future.

Financial Position

Total assets at December 31, 2002 were $195.2 million as compared to $156.6 million at December 31, 2001. Average earning assets increased to $165.5 million during 2002 as compared to $131.8 million during 2001. Asset growth included a net increase in loans of $12.5 million from $87.5 million at December 31, 2001 to $100.0 million at December 31, 2002. Investment securities increased $23.4 million from $46.4 million at yearend 2001 to $69.8 million at December 31, 2002. The growth in the various asset categories was primarily funded by an increase in deposit account balances of $33.7 million from $134.4 million at December 31, 2001 to $168.1 million at December 31, 2002. Shareholders’ equity totaled $16.8 million at December 31, 2001 as compared to $18.4 million at December 31, 2002. This increase was a result of an increase in retained earnings of $1.3 million and an increase of the unrealized gain on available for sale securities $393,000 during 2002.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets. At December 31, 2002 loans accounted for 55.6% of earning assets as compared to 61.1% of earning assets at December 31, 2001. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Management is committed to achieving its asset mix goals without sacrificing asset quality. Loans averaged $94.0 million during 2002, as compared to $79.5 million in 2001.

           The following table shows the composition of the loan portfolio by category:

	December 31,

	2002		2001		2000

(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$10,688	10.7%	$12,408	14.2%	$12,414	18.3%
Real estate:
Construction	7,533	7.5%	10,126	11.6%	3,879	5.7%
Mortgage – residential	11,055	11.1%	9,272	10.6%	8,327	12.2%
Mortgage – commercial	55,290	55.3%	41,744	47.7%	31,525	46.4%
Consumer	15,425	15.4%	13,968	15.9%	11,839	17.4%

Total gross loans	99,991	100.0%	87,518	100.0%	67,984	100.0%

Allowance for loan losses	(1,525)		(1,000)		(873)

Total net loans	$98,466		$86,518		$67,111

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The company follows the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally the company limits the loan-to-value ratio to 80%. The principal components of the company’s loan portfolio, at year-end 2002 and 2001, were commercial mortgage loans in the amount of $55.3 million and $41.7 million, representing 55.3% and 47.7% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity for the company. The following table sets forth the company’s loans maturing within specified intervals at December 31, 2002.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2002

		Over One
		Year
	One Year	Through	Over
(In thousands)	or Less	Five Years	Five Years	Total

Commercial, financial & agricultural	$3,957	$6,731	$—	$10,688
Real estate – construction	7,404	129	—	7,533
All other loan	11,056	61,530	9,184	81,770

	$22,417	$68,390	$9,184	$99,991

Loans maturing after one year with:
Fixed interest rates				$58,434
Floating interest rates				19,140

				$77,574

The information presented in the above table is based on the contractual maturities of the individual loans including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the company’s total earning assets. Total securities averaged $58.5 million in 2002, as compared to $40.8 million in 2001. This represents 35.3% and 31.0% of the average earning assets for the year ended December 31, 2002 and 2001, respectively. The objective of the company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 2002, the weighted average life of the portfolio was 2.1 years and the weighted average tax equivalent yield was 4.3%. The company primarily invests in U.S. Treasury securities and securities of other U. S. Government agencies with maturities up to ten years. In 1998, as a result of utilizing all prior net operating losses the company began investing in South Carolina state and local government obligations with maturities of up to 15 years.

     The following table shows, at carrying value, the scheduled maturities and average yields of securities held.

     Investment Securities Maturity Distribution and Yields (1)

	December 31, 2002

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years

(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held-to-maturity:
State and local government	$252	5.02%	$968	5.82%	$2,628	5.68%	$1,159	6.69%
Other					10	5.85%	—

Total investment securities held-to-maturity	252	5.02%	968	5.82%	2,638	5.68%	1,159	6.68%

Available-for-sale:
U.S. treasury	1,266	2.30%	3,072	2.70%	—		—
U.S. government agencies	10,575	2.45%	26,454	4.29%	8,890	4.79%	—
Mortgage-backed securities	—		636	6.09%	5,673	4.75%	7,503	5.48%
Other	—		—		—		699	6.00%

Total investment securities available-for-sale	11,841	2.43%	30,162	4.16%	14,563	4.77%	8,202	5.52%

Total investment securities	$12,093	2.48%	$31,130	4.21%	$17,201	4.91%	$9,361	5.65%

(1)	Investments with a call feature are shown as of the contractual maturity date.

Short-Term Investments. Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $13.1 million in 2002, as compared to $11.5 million in 2001. At December 31, 2002, short-term investments totaled $10.1 million. These funds are a primary source of the company’s liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits were $154.8 million during 2002, compared to $122.1 million during 2001. Average interest-bearing deposits were $131.8 million in 2002, as compared to $104.0 million in 2001.

     The following table sets forth the deposits of the company by category.

	December 31,

	2002		2001		2000

		% of		% of		% of
(In thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$27,124	16.1%	$19,687	14.7%	$17,222	18.6%
NOW accounts	30,207	18.0%	15,415	11.5%	13,554	14.6%
Money market accounts	27,920	16.6%	24,050	17.9%	14,299	15.4%
Savings accounts	9,818	5.8%	7,774	5.8%	5,285	5.7%
Time deposits less than $100,000	46,647	27.8%	40,906	30.4%	20,779	22.4%
Time deposits more than $100,000	26,346	15.7%	26,570	19.7%	21,615	23.3%

	$168,062	100.0%	$134,402	100.0%	$91,754	100.0%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the company’s loan portfolio and other earning assets. The company’s core deposits were $141.7 million and $107.8 million at December 31, 2002 and 2001, respectively. A stable base of deposits are expected to be the company’s primary source of funding to meet both its short-term and long-term liquidity needs in the future.

     The maturity distribution of the company’s time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

December 31, 2002

		After Three	After Six	After
	Within Three	Through	Through	Twelve
(In thousands)	Months	Six Months	Twelve Months	Months	Total

Certificates of $100,000 or more	$8,041	$6,008	$6,127	$6,170	$26,346

There were no Other Time Deposits of $100,000 or more at December 31, 2002.

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

Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase, and Federal Home Loan Bank advances. These borrowings averaged $5.2 million and $4.0 million during 2002 and 2001, respectively. The repurchase agreements are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. Repurchase agreements averaged $5.2 million and $3.8 million during 2002 and 2001, respectively. During 1999 the bank became a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta) and as such has access to advances from the FHLB Atlanta for various terms and amounts. During 2001 the average outstanding advances amounted to $115,000. There were no advances in 2002.

Capital

Total shareholders’ equity as of December 31, 2002 was $18.4 million, an increase of $1.6 million or approximately 9.5% compared with shareholders equity of $16.8 million as of December 31, 2001. This increase was attributable to net income for the year ended December 31, 2002 of $1.5 million and an increase in the net unrealized gain of $393,000 net of tax effect in the market value of investment securities available-for-sale. During the second quarter of 2002 the company paid its first annual cash dividend of $0.04 per share. Subsequent to this first cash dividend the company paid a $0.04 per share dividend in the third and fourth quarter of 2002. Total dividends paid in 2002 amounted to $191,000.

Under the capital guidelines of the Federal Reserve and the OCC, the company and the bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

The company and the bank exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital	Required		Actual		Excess
(In thousands)	Amount	%	Amount	%	Amount	%

The Bank:
December 31, 2002
Risk Based Capital Tier 1	$4,775	4.0%	$13,559	11.4%	$8,748	7.4%
Total Capital	9,551	8.0%	15,052	12.6%	5,501	4.6%
Tier 1 Leverage	5,682	3.0%	13,559	7.2%	7,877	4.2%
December 31, 2002
Risk Based Capital Tier 1	$4,104	4.0%	$11,899	11.6%	$7,795	7.6%
Total Capital	8,208	8.0%	12,899	12.6%	4,691	4.6%
Tier 1 Leverage	4,518	3.0%	11,899	7.9%	7,381	4.9%
The Company:
December 31, 2002
Risk Based Capital Tier 1	$4,797	4.0%	$16,831	14.0%	$11,834	10.0%
Total Capital	9,594	8.0%	18,330	15.3%	8,736	7.3%
Tier 1 Leverage	5,759	3.0%	16,831	8.8%	11,072	5.8%
December 31, 2002
Risk Based Capital Tier 1	$4,124	4.0%	$15,377	14.9%	$11,253	10.9%
Total Capital	8,248	8.0%	16,377	15.9%	8,129	7.9%
Tier 1 Leverage	4,594	3.0%	15,377	10.0%	10,783	7.0%

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

With the successful completion of the common stock offering in 1995 and the secondary offering completed in July 1998, the company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the company and the bank needed for operations. The company’s funds sold and short term interest bearing deposits position, its primary source of liquidity, averaged $13.1 million during the year ended December 31, 2002, and was $10.1 million at December 31, 2002. The company also maintains federal funds purchased lines, in the amount of $4.5 million with several financial institutions, although these have not been utilized in 2002. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets which would be collateralized by a pledge against specific investment policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term liquidity needs successfully.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
First Community Corporation
Lexington, South Carolina

I have audited the accompanying balance sheets of First Community Corporation as of December 31, 2002 and 2001, and the related statements of operations, statements of comprehensive income, changes in shareholders equity and cash flows for the three years ended December 31, 2002. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 2002 and 2001 and the results of its operations and its cash flows for the three years ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

/s/Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 15, 2003

FIRST COMMUNITY CORPORATION
Consolidated Balance Sheets

	December 31,
	2002	2001

ASSETS
Cash and due from banks	$7,698,671	$5,402,419
Interest-bearing bank balances	935,536	1,011,648
Federal funds sold and securities purchased under agreements to resell	9,209,069	8,424,738
Investment securities - available for sale	64,767,700	42,267,602
Investment securities - held to maturity (market value of $5,160,669 and $4,063,566 at December 31, 2002 and 2001, respectively)	5,016,990	4,098,594
Loans	99,991,248	87,518,579
Less, allowance for loan losses	1,525,308	1,000,412

Net loans	98,465,940	86,518,167
Property, furniture and equipment - net	6,811,540	6,496,975
Intangible assets	942,295	1,127,575
Other assets	1,352,974	1,207,473

Total assets	$195,200,715	$156,555,191

LIABILITIES
Deposits:
Non-interest bearing demand	$27,124,475	$19,686,677
NOW and money market accounts	58,127,157	39,465,531
Savings	9,818,007	7,773,866
Time deposits less than $100,000	46,646,739	40,905,744
Time deposits $100,000 and over	26,346,095	26,569,838

Total deposits	168,062,473	134,401,656
Securities sold under agreements to repurchase	7,306,064	4,050,700
Other borrowed money	164,287	162,349
Other liabilities	1,229,168	1,164,284

Total liabilities	176,761,992	139,778,989

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,587,970 in 2002 and 1,270,609 in 2001	1,587,970	1,270,609
Additional paid in capital	12,771,383	13,088,744
Retained earnings	3,414,234	2,144,611
Accumulated other comprehensive income	665,136	272,238

Total shareholders’ equity	18,438,723	16,776,202

Total liabilities and shareholders’ equity	$195,200,715	$156,555,191

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
	2002	2001	2000

Interest income:
Loans, including fees	$7,025,363	$6,855,382	$5,586,231
Investment securities - available-for-sale	2,427,970	2,183,435	1,574,914
Investment securities - held-to-maturity	186,206	126,961	167,869
Other short term investments	207,577	445,469	399,345

Total interest income	9,847,116	9,611,247	7,728,359

Interest expense:
Deposits	2,759,818	3,966,442	3,129,006
Securities sold under agreement to repurchase	41,601	118,796	178,026
Other borrowed money	1,380	3,066	45,666

Total interest expense	2,802,799	4,088,304	3,352,698

Net interest income	7,044,317	5,522,943	4,375,661
Provision for loan losses	677,000	407,300	160,500

Net interest income after provision for loan losses	6,367,317	5,115,643	4,215,161

Non-interest income:
Deposit service charges	586,918	475,331	333,720
Mortgage origination fees	300,363	217,074	88,070
Gain on sale of securities	60,616	—	—
Other	284,359	245,680	172,631

Total non-interest income	1,232,256	938,085	594,421

Non-interest expense:
Salaries and employee benefits	2,740,255	2,356,126	1,690,740
Occupancy	340,269	294,438	247,341
Equipment	629,119	526,251	408,153
Marketing and public relations	244,334	147,138	198,475
Amortization of intangibles	185,280	123,520	—
Other	1,238,255	933,180	761,135

Total non-interest expense	5,377,512	4,380,653	3,305,844

Net income before tax	2,222,061	1,673,075	1,503,738
Income taxes	757,701	569,421	519,693

Net income	$1,464,360	$1,103,654	$984,045

Basic earnings per common share	$0.92	$0.69	$0.62

Diluted earnings per common share	$0.90	$0.68	$0.61

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Comprehensive Income

	Year ended December 31,

	2002	2001	2000

Net income	$1,464,360	$1,103,654	$984,045
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period, net of tax effect of $211,560, $141,041 and $190,383, for the years ended ’December 31, 2002, 2001 and 2000, respectively	392,898	274,975	343,997

Comprehensive income	$1,857,258	$1,378,629	$1,328,042

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statement of Changes in Shareholder’s Equity

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total

Balance December 31, 1999	1,207,177	$1,207,177	$12,248,087	$932,192	$(346,734)	$14,040,722
Net income				984,045		984,045
Other comprehensive income loss, net of tax - unrealized loss on available-for-sale securities					343,997	343,997

Balance December 31, 2000	1,207,177	1,207,177	12,248,087	1,916,237	(2,737)	15,368,764
Net income				1,103,654		1,103,654
5% stock dividend	60,282	60,282	813,807	(875,280)		(1,191)
Stock options exercised	3,150	3,150	26,850			30,000
Other comprehensive income, net of tax - unrealized gain on available-for-sale securities					274,975	274,975

Balance December 31, 2001	1,270,609	1,270,609	13,088,744	2,144,611	272,238	16,776,202
Net income				1,464,360		1,464,360
5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)
Cash dividend ($0.12 per share)				(190,556)		(190,556)
Other comprehensive income, net of tax - unrealized gain on available-for-sale securities					392,898	392,898

Balance December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$1,464,360	$1,103,654	$984,045
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	502,666	469,479	381,959
Premium amortization (Discount accretion)	146,623	(124,558)	(157,396)
Provision for loan losses	677,000	407,300	160,500
Amortization of intangibles	185,280	161,445	—
Gain on sale of securities	(60,616)	—	—
Increase in other assets	(382,533)	(294,670)	(281,058)
Increase in accounts payable	64,884	375,716	341,071

Net cash provided in operating activities	2,597,664	2,098,366	1,429,121

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(55,130,066)	(56,263,765)	(9,547,213)
Maturity/call of investment securities available-for-sale	33,207,257	40,263,667	12,230,447
Purchase of investment securities held-to-maturity	(951,762)	(2,590,493)	—
Maturity/call of investment securities held-to-maturity	—	1,500,000	—
Increase in loans	(12,624,773)	(19,794,785)	(15,677,798)
Acquisition of branch	—	11,899,144	—
Purchase of property and equipment	(817,231)	(896,268)	(1,071,006)

Net cash used in investing activities	(36,316,575)	(25,882,500)	(14,065,570)

Cash flows from financing activities:
Increase in deposit accounts	33,660,817	28,469,970	15,783,472
Proceeds from exercise of stock options	—	30,000	—
Cash in lieu of fractional shares	(4,181)	(1,191)	—
Cash dividends paid	(190,556)
Increase in securities sold under agreements to repurchase	3,255,364	1,101,300	1,291,900
Increase (decrease) in other borrowings	1,938	38,269	(1,647,876)

Net cash provided from financing activities	36,723,382	29,638,348	15,427,496

Net increase in cash and cash equivalents	3,004,471	5,854,214	2,791,047
Cash and cash equivalents at beginning of period	14,838,805	8,984,591	6,193,544

Cash and cash equivalents at end of period	$17,843,276	$14,838,805	$8,984,591

Supplemental disclosure:
Cash paid during the period for:
Interest	$2,754,208	$3,938,716	$3,108,530
Taxes	$818,000	$526,534	$271,065
Non-cash investing and financing activities:
Unrealized gain on securities available-for-sale	$629,930	$416,016	$534,379

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Notes to Consolidated Financial Statements

Note 1	-	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Community Corporation (the company) and its wholly owned subsidiary First Community Bank, N.A (the bank). All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The bank opened for business on August 17, 1995.

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

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, economic conditions and volume, growth and composition of the portfolio.

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

Intangible Assets

Intangible assets consist primarily of core deposit premiums and goodwill resulting from the Company’s acquisition of a branch office during 2001. Core deposit intangibles and goodwill are being amortized over seven years on a straight-line basis.

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

Segment Information

Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires selected segment information of operating segments based on a management approach. The company operates as one business segment.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 141, the company was required to evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. Upon adoption of SFAS 142, the company reassessed the useful lives of its intangible assets and did not make any adjustments to amortization periods for any periods presented.

In October 2002, the FASB issued SFAS 147, “Acquisition of Certain Financial Institutions, an amendment to SFAS 72 and SFAS 144. SFAS 147 removes acquisitions of financial institutions from the scope of SFAS 72 and requires that those transactions be accounted for in accordance with SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, except for transactions between mutual enterprises. The provisions of SFAS 147, are effective for financial statements issued on or after October 1, 2002 and early adoption is permitted. The adoption of SFAS 147 is not material to the company.

Note 3	-	PURCHASE OF BRANCH OFFICE

On February 9, 2001, the bank purchased certain assets and assumed certain liabilities associated with the Chapin, South Carolina branch of Newberry Federal Savings Bank. The acquisition was accounted for as a purchase. The premium paid for deposit liabilities and other intangible assets recorded as a result of this transaction are being amortized on a straight- line basis over a period of seven years. Summarized below are the assets and liabilities recorded as a result of the purchase.

Cash and cash equivalents	$11,343,432
Loans	20,254
Premises and equipment	692,456
Other assets, including deposit premium	1,239,448

Total assets	$13,295,590

Deposits	$13,171,607
Accrued interest and other liabilities	123,983

Total liabilities	$13,295,590

Note 4	-	INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:
HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

December 31, 2002:
State and local government	$5,006,990	$166,981	$23,302	$5,150,669
Other	10,000	—	—	10,000

	$5,016,990	$166,981	$23,302	$5,160,669

December 31, 2001:
State and local government	$4,088,594	$—	$35,028	$4,053,566
Other	10,000	—	—	10,000

	$4,098,594	$—	$35,028	$4,063,566

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

December 31, 2002:
US Treasury securities	$4,273,006	$64,818	$—	$4,337,824
US Government agency securities	45,282,395	639,734	2,975	45,919,154
Mortgage-backed securities	13,473,976	337,546	—	13,811,522
Other	699,200	—	—	699,200

	$63,728,577	$1,042,098	$2,975	$64,767,700

December 31, 2001:
US Treasury securities	$6,268,651	$91,049	$2,882	$6,356,818
US Government agency securities	23,991,449	332,509	41,897	24,282,061
Mortgage-backed securities	11,009,009	85,802	55,388	11,039,423
Other	589,300	—	—	589,300

	$41,858,409	$509,360	$100,167	$42,267,602

For the year ended December 31, 2002, proceeds from the sales of securities available-for-sale amounted to $2,590,782. Gross realized gains amounted to $60,616. There were no gross realized losses. The tax provision applicable to the realized gain was approximately $20,700. There were no sales of securities in 2001 or 2000.

The amortized cost and fair value of investment securities at December 31, 2002, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$251,677	$253,688	$11,805,042	$11,841,321
Due after one year through five years	967,818	993,914	29,607,016	30,160,981
Due after five years through ten years	2,637,735	2,704,916	14,299,649	14,563,323
Due after ten years	1,159,760	1,208,151	8,016,870	8,202,075

	$5,016,990	$5,160,669	$63,728,577	$64,767,700

Securities with an amortized cost of $9,053,000 and fair value of $9,092,000 at December 31, 2002, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase

Note 5	-	LOANS

Loans summarized by category are as follows:

	December 31,
	2002	2001

Commercial, financial and agricultural	$10,688,366	$12,408,018
Real estate - construction	7,533,065	10,126,256
Real estate - mortgage
Commercial	55,289,732	41,743,783
Residential	11,054,830	9,272,238
Consumer	15,425,255	13,968,284

	$99,991,248	$87,518,579

Activity in the allowance for loan losses was as follows:

	December 31,
	2002	2001	2000

Balance at the beginning of year	$1,000,412	$873,356	$703,993
Provision for loan losses	677,000	407,300	160,500
Charged off loans	(171,735)	(283,578)	(6,687)
Recoveries	19,631	3,334	15,550

Balance at end of year	$1,525,308	$1,000,412	$873,356

At December 31, 2002 , the Bank had loans on non accrual in the amount of $143,915. If these loans had been current in accordance with their original terms interest income during the year would have been recognized in the amount of $5,234. Recorded interest on these loans amounted to $1,609. Loans classified as impaired at December 31, 2002 and 2001 totaled $143,915 and $404,332, respectively. These loans were recorded at or below fair value. The average recorded investment in loans classified as impaired for the years ended December 31, 2002 and 2001amounted to $184,250 and $298,900, respectively.

Loans outstanding to Bank directors, executive officers and their related business interests amounted to $2,467,539 and $3,059,619 at December 31, 2002 and 2001, respectively. Repayments on these loans during the year ended December 31, 2002 were $1,344,080 and loans made amounted to $752,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 6	-	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2002	2001

Land	$2,806,306	$2,806,306
Premises	3,248,851	3,212,566
Equipment	2,659,045	1,878,099

	8,714,202	7,896,971
Accumulated depreciation	1,902,662	1,399,996

	$6,811,540	$6,496,975

Provision for depreciation included in operating expenses for the years ended December 31, 2002, 2001 and 2000 amounted to $502,665, $469,479 and $381,959, respectively

Note 7	-	DEPOSITS

At December 31, 2002, the scheduled maturities of Certificates of Deposits are as follows:
2003	$55,211,152
2004	8,150,441
2005	3,272,764
2006	—
2007	6,357,477
$72,991,834

Note 8	-	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2002 and 2001, was 0.51% and 0.84%, respectively. The maximum month-end balance during 2002 and 2001 was $7,306,000 and $4,203,900 respectively.

Other borrowed money at December 31, 2002 and 2001 consisted of $164,287 and $162,349, respectively which was due under the treasury tax and loan note program.

Note 9	-	INCOME TAXES

Income tax expense for the years ended December 31, 2002, 2001 and 2000 consists of the following:

		Year ended December 31
	2002	2001	2000

Current
Federal	$917,475	$660,111	$506,021
State	91,064	61,589	44,871

	1,008,539	721,700	550,892

Deferred
Federal	(229,816)	(139,518)	(28,585)
State	(21,022)	(12,761)	(2,614)

	(250,838)	(152,279)	(31,199)

Change in valuation allowance	—	—	—

Income tax expense	$757,701	$569,421	$519,693

A reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
	2002	2001	2000

Expected federal income tax expense	$755,500	$568,845	$511,271
State income tax net of federal benefit	60,100	40,649	29,615
Tax exempt interest	(58,700)	(35,588)	(18,790)
Other	801	(4,485)	(2,403)

	$757,701	$569,421	$519,693

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2002	2001

Assets:
Provision for bad debts	$548,969	$360,054
Excess basis of intangible assets	64,436	31,042

Deferred tax asset	613,405	391,096

Liabilities:
Cash basis accounting for tax purposes	—	15,696
Tax depreciation in excess of book depreciation	61,746	74,579
Unrealized gain on securities available-for-sale	373,987	150,738

Total deferred tax liabilities	435,733	241,013

Net deferred tax asset recognized	$177,672	$150,083

There was no valuation allowance for deferred tax assets at either December 31, 2002 or 2001. No valuation allowance has been established as it is management’s belief that realization of the deferred tax asset is more likely than not. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The related tax expense of $223,249 has been recorded directly to shareholders’ equity. The balance of the change in the net deferred tax asset results from current period deferred tax benefit of $250,838.

Note 10	-	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Accrued Interest Receivable- The fair value approximates the carrying value.

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

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and short term investments	$17,843,276	$17,843,276	$14,838,805	$14,838,805

Investment securities:
Held-to-maturity	$5,016,990	$5,160,669	$4,098,594	$4,063,566
Available-for-sale	64,767,700	64,767,700	42,267,602	42,267,602

Total investment securities	$69,784,690	$69,928,369	$46,366,196	$46,331,168

Loans
Adjustable rate	$27,625,376	$27,625,376	$23,873,650	$23,873,650
Fixed rate	72,365,872	72,780,214	63,644,929	64,057,293

Total loans	99,991,248	100,405,590	87,518,579	87,930,943
Allowance for loan losses	1,525,308	—	1,000,412	—

Net loans	$98,465,940	$100,405,590	$86,518,167	$87,930,943

Accrued interest receivable	$976,296	$976,296	$884,554	$884,554

Financial liabilities:
Deposits
Non-interest bearing demand	$27,124,475	$27,124,475	$19,686,677	$19,686,677
NOW and money market accounts	58,127,157	58,127,157	39,465,531	39,465,531
Savings	9,818,007	9,818,007	7,773,866	7,773,866
Certificates of deposit	72,992,834	74,292,406	67,475,582	68,190,514

Total deposits	$168,062,473	$169,362,045	$134,401,656	$135,116,588

Short term borrowings	$7,470,351	$7,470,351	$4,213,049	$4,213,049

Accrued interest payable	$632,485	$632,485	$609,466	$609,466

Note 11	-	OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2002, the Bank had commitments to extend credit including unused lines of credit $19,241,000.

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

The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 2002, management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank’s loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 12	-	OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

		December 31,
	2002	2001	2000

Data processing	$85,876	$77,286	$137,433
Supplies	161,063	109,889	86,874
Telephone	127,670	102,875	63,981
Correspondent services	71,690	77,863	60,246
Insurance	89,491	85,413	60,472
Postage	75,341	78,247	56,466
Professional fees	175,600	93,753	85,760
Other	451,524	307,854	209,903

	$1,238,255	$933,180	$761,135

Note 13	-	STOCK OPTIONS

The Company has adopted a Stock Option Plan under which an aggregate of 190,050 shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. The number of shares and average exercise price have been adjusted for the June 30, 2001 5 % stock dividend and the February 28, 2002 5-for-4stock split. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. Options are exercisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding January 1, 2000	165,702	9.64
Granted	3,937	10.66
Forfeited	982	13.63

Outstanding December 31, 2000	168,657	9.64
Exercised	3,937	7.63
Forfeited	6,890	10.35

Outstanding December 31, 2001	157,830	9.66
Granted	1,000	13.75
Forfeited	329	13.99

Outstanding December 31, 2002	158,501	9.68
Exercisable at December 31, 2001	147,526	$9.39

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123). The statement defines a fair value based method of accounting for employee stock options granted after December 31, 1994. However, SFAS 123 allows an entity to account for these plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), provided pro forma disclosure of net income and earnings per share are made as if SFAS 123 had been applied. The Company has elected to use APB 25 and provide the required pro-forma disclosures. Accordingly, no compensation cost has been recognized in the financial statements for the Company’s stock option plan.

The following summarizes pro-forma data in accordance with SFAS 123:

		Year ended December 31,
	2002	2001	2000

Net income, pro-forma	$1,441,026	$1,083,736	$953,946
Basic earnings/loss per common share, pro-forma	$0.91	$0.68	$0.60
Diluted earnings loss per common share, pro-forma	$0.88	$0.67	$0.59

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. The weighted average fair value of options granted during 2000 and 2002 was $5.08 and $4.90, respectively.

In calculating the pro-forma disclosures, the fair value of options granted is estimated as of the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions:

	2002	2000

Dividend yield	1.5%	0.9%
Expected volatility	25.3%	26.6%
Risk-free interest rate	4.8%	5.0%
Expected life	10 YEARS	7 YEARS

There were no options granted in 2001.

Note 14	-	EMPLOYEE BENEFIT PLAN

The Company maintains a 401 (k) plan which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulation. During the year ended December 31, 2002, 2001 and 2000 the plan expense amounted to $93,130, $78,365 and $52,692 respectively. The Company matches 50% of an employees contribution up to 6.00% of the participants contribution.

Note 15	-	EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

		Year ended December 31,
	2002	2001	2000

Numerator (Included in basic and diluted earnings per share)	$1,464,360	$1,103,654	$984,045

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,587,970	1,587,970	1,584,820
Dilutive securities:
Stock options - Treasury stock method	42,867	32,044	36,994

Diluted earnings per share	1,630,837	1,620,014	1,621,814

The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2002, 2001 and 2000 was $12.83, $11.10 and $11.46, respectively

Note 16	-	CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s s assets, liabilities, and certain off-balance sheet item as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components,risk weighting, and other factors. The Company and Bank are required to maintain minimum Tier 1 capital,total risked based capital and Tier 1 leverage ratios of 4%, 8% and 3%, respectively.

At December 31, 2002, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the bank must maintain minimum Tier 1 capital, Total risk- based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the bank’s well capitalized status.

The actual capital amounts and ratios for the Bank and the Company are as follows:

	2002		2001

	Amount	Ratio	Amount	Ratio

First Community Corporation
Tier 1 Capital	$16,831,000	14.03%	$15,377,000	14.91%
Total Risked Based Capital	18,330,000	15.28%	16,377,000	15.88%
Tier 1 Leverage	16,831,000	8.77%	15,377,000	10.04%
First Community Bank, NA
Tier 1 Capital	$13,559,000	11.36%	$11,899,000	11.60%
Total Risked Based Capital	15,052,000	12.61%	12,899,000	12.57%
Tier 1 Leverage	13,559,000	7.16%	11,899,000	7.90%

During 2002 the Company initiated its first cash dividend payouts. The dividend payout ratio was 13.3%. Under applicable federal law, the Comptroller of the Currency restricts a national bank’s total dividend payments in any calendar year to net profits of that year combined ‘with retained net profits for the two preceding years At December 31, 2002, there was $3,396,000 in retained net profits free of such restriction.

Note 17	-	PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

	At December 31,

Condensed Balance Sheets	2002	2001

Assets:
Cash on deposit	$181,237	$264,068
Interest-bearing deposits with the bank	581,778	733,131
Securities purchased under agreement to resell	828,490	732,154
Investment securities available-for-sale	1,768,510	1,777,525
Investment in bank subsidiary	14,501,250	13,025,817
Other	21,671	23,142

Total assets	$17,882,936	$16,555,837

Liabilities:
Other	$97,319	$33,983

Shareholders’ equity	17,785,617	16,521,854

Total liabilities and shareholders’ equity	$17,882,936	$16,555,837

	Year ended December 31,

Condensed Statements of Operations	2002	2001	2000

Income:
Interest income	$120,358	$162,867	$176,173
Equity in undistributed earnings of subsidiary	1,475,434	1,045,390	875,567
Expenses:
Other	131,432	94,203	66,695

Income before taxes	1,464,360	1,114,054	985,045
Income taxes	—	10,400	1,000

Net Income	$1,464,360	$1,103,654	$984,045

Condensed Statements of Cash Flows	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net Income	$1,464,360	$1,103,654	$984,045
Adjustments to reconcile net income to net cash used by operating activities
Increase in equity in undistributed earnings of subsidiary	(1,475,434)	(1,045,390)	(875,567)
Other-net	67,962	4,482	(26,982)

Net cash provided (used) by operating activities	56,888	62,746	81,496

Cash flows from investing activities:
Purchase of investment security available-for-sale	(750,000)	—	—
Maturity of investment security available-for-sale	750,000	—	—

Net cash provided (used) by investing activities	—	—	—

Cash flows from financing activities:
Cash in lieu of fractional shares	(4,181)	(1,191)	—
Dividends paid	(190,555)	—	—
Proceeds from issuance of common stock	—	30,000	—

Net cash provided by financing activities	(194,736)	28,809	—

Increase in cash and cash equivalents	(137,848)	91,555	81,496
Cash and cash equivalent, beginning of period	1,729,353	1,637,798	1,556,302

Cash and cash equivalent, end of period	$1,591,505	$1,729,353	$1,637,798

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9.   Directors and Executive Officers of the Registrant.

     The information required by this item is set form under “Election of Directors” on pages 2 through 5 of the Registrants Proxy Statement filed in connection with the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement=), which information is incorporated herein by reference

Item 10.   Executive Compensation.

The information required by this item is set forth under “Compensation of Directors and Executive Officers” on pages 6 through 7 of the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” on page 9 of the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions.

The information required by this item is set forth under “Certain Relationships and Related Transactions” on page 11 of the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13.   Exhibits, List and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Registration Statement No. 33-86258 on Form S-1).

4.1	Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1)*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the Company’s 1998 Annual Report and Form 10 KSB).

10.4	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company.

10.5	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company.

21.1	Subsidiaries of the company.

•	Denotes executive compensation contract or arrangement.

(b)	Reports on Form 8-K

On November 13, 2002 the Chief Executive officer, Michael C. Crapps, and the Chief Financial Officer, Joseph G. Sawyer each furnished the Securities and Exchange Commission the certification required pursuant to 18 U.S.C. Section 1350 as an exhibit to a Form 8-K filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Community Corporation Date: March 18, 2003	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer

	By:	/s/ Joseph G. Sawyer Joseph G. Sawyer Senior Vice President Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Bogan Richard K. Bogan	Director	March 18, 2003

/s/ Thomas C. Brown Thomas C. Brown	Director	March 18, 2003

/s/ Chimin J. Chao Chimin J. Chao	Director	March 18, 2003

/s/ Michael C. Crapps Michael C. Crapps	Director, President and Chief Executive Officer	March 18, 2003

/s/ Hinton G. Davis Hinton G. Davis	Director	March 18, 2003

/s/ Anita B. Easter Anita B. Easter	Director	March 18, 2003

/s/ O.A. Ethridge O.A. Ethridge	Director	March 18, 2003

Signature	Title	Date

/s/ George H. Fann, Jr. George H. Fann, Jr.	Director	March 18, 2003

/s/ W. James Kitchens, Jr. W. James Kitchens, Jr.	Director	March 18, 2003

/s/ James C. Leventis James C. Leventis	Director, Chairman of the Board and Secretary	March 18, 2003

/s/ Angelo L. Tsiantis Angelo L. Tsiantis	Director	March 18, 2003

/s/Loretta R. Whitehead Loretta R. Whitehead	Director	March 18, 2003

/s/Mitchell M. Willoughby Mitchell M. Willoughby	Director	March 18, 2003

Certification

I, Michael C. Crapps, certify that:

1.	I have reviewed this annual report on Form 10-KSB of First Community Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report December 31,2002; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
/s/ Michael C. Crapps
Michael C. Crapps President and CEO

Certification

I, Joseph G. Sawyer, certify that:

7.	I have reviewed this annual report on Form 10-KSB of First Community Corporation;

8.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report September 30, 2002; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

12.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ Joseph G. Sawyer Joseph G. Sawyer Senior Vice President and CFO