Form 10QSB
period 2003-03-31
FIRST COMMUNITY CORP /SC/
filed 2003-05-13
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission File No. 33-86258

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

South Carolina	57-1010751

(State of Incorporation)	(I.R.S. Employer Identification)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of Principal Executive Offices)

(803) 951-2265

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

     1,589,444 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 2003

     Transitional Small Business Disclosure Format (check one):     Yes   ☐    No   ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of First Community Corporation (the Company) are set forth in the following pages.

FIRST COMMUNITY CORPORATION

BALANCE SHEETS

	March 31,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and due from banks	$7,161,919	$7,698,671
Interest-bearing bank balances	853,081	935,536
Federal funds sold and securities purchased under agreements to resell	24,355,044	9,209,069
Investment securities — available for sale	60,611,546	64,767,700
Investment securities — held to maturity (market value of $5,185,000 and $5,160,669 at March 31, 2003 and December 31, 2002, respectively)	5,008,201	5,016,990
Loans	107,767,272	99,991,248
Less, allowance for loan losses	1,661,863	1,525,308

Net loans	106,105,409	98,465,940
Property, furniture and equipment — net	7,208,461	6,811,540
Intangible assets	897,169	942,295
Other assets	1,449,042	1,352,974

Total assets	$213,649,872	$195,200,715

LIABILITIES
Deposits:
Non-interest bearing demand	$33,046,566	$27,124,475
NOW and money market accounts	66,990,738	58,127,157
Savings	10,427,855	9,818,007
Time deposits less than $100,000	47,117,427	46,646,739
Time deposits $100,000 and over	29,723,438	26,346,095

Total deposits	187,306,024	168,062,473
Securities sold under agreements to repurchase	6,207,800	7,306,064
Other borrowed money	143,326	164,287
Other liabilities	1,371,198	1,229,168

Total liabilities	195,028,348	176,761,992

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,589,444 at March 31, 2003 and 1,587,970 at December 31, 2002	1,589,444	1,587,970
Additional paid in capital	12,772,445	12,771,383
Retained earnings	3,800,825	3,414,234
Accumulated other comprehensive income	458,810	665,136

Total shareholders’ equity	18,621,524	18,438,723

Total liabilities and shareholders’ equity	$213,649,872	$195,200,715

FIRST COMMUNITY CORPORATION

Statements of Income

	Three Months ended March 31,

	2003	2002

Interest income:
Loans, including fees	$1,820,480	$1,693,184
Investment securities	642,866	604,911
Federal funds sold and securities purchased under resale agreements	43,857	35,361
Other	2,648	4,056

Total interest income	2,509,851	2,337,512

Interest expense:
Deposits	646,695	722,362
Federal funds sold and securities sold under agreement to repurchase	8,727	9,906
Other borrowed money	201	368

Total interest expense	655,623	732,636

Net interest income	1,854,228	1,604,876
Provision for loan losses	52,000	177,000

Net interest income after provision for loan losses	1,802,228	1,427,876

Non-interest income:
Deposit service charges	154,591	132,149
Mortgage origination fees	93,334	53,175
Other	61,294	63,645

Total non-interest income	309,219	248,969

Non-interest expense:
Salaries and employee benefits	756,668	631,305
Occupancy	95,981	72,501
Equipment	162,314	142,684
Marketing and public relations	76,828	52,437
Amortization of intangibles	45,126	46,320
Other	284,021	252,652

Total non-interest expense	1,420,938	1,197,899

Net income before tax	690,509	478,946
Income taxes	240,400	166,450

Net income	$450,109	$312,496

Basic earnings per common share	$0.28	$0.20

Diluted earnings per common share	$0.27	$0.19

FIRST COMMUNITY CORPORATION

Statement of Changes in Shareholder’s Equity and Comprehensive Income
Three Months ended March 31, 2002 and March 31, 2003

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2001	1,270,609	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202
Comprehensive Income:
Net income				312,496		312,496
Accumulated other comprehensive income (loss) net of income tax benefit of $152,720					(283,626)	(283,626)

Total comprehensive income						28,870

5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)

Balance, March 31, 2002	1,587,970	$1,587,970	$12,771,383	$2,452,926	$(11,388)	$16,800,891

Balance, December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723
Comprehensive Income:
Net income				450,109		450,109
Accumulated other comprehensive income (loss) net of income tax benefit of $129,805					(206,326)	(206,326)

Total comprehensive income						243,783

Dividends paid				(63,518)		(63,518)
Options exercised	1,474	1,474	1,062	—		2,536

Balance, March 31, 2003	1,589,444	$1,589,444	$12,772,445	$3,800,825	$458,810	$18,621,524

FIRST COMMUNITY CORPORATION

Statements of Cash Flows

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$450,109	$312,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	132,128	118,730
Premium amortization (Discount accretion)	70,744	12,980
Provision for loan losses	52,000	177,000
Amortization of intangibles	45,126	46,320
(Increase) decrease in other assets	30,942	(61,207)
Increase (Decrease) in accounts payable	142,030	(102,776)

Net cash provided (used) in operating activities	923,079	503,543

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(11,155,134)	(11,208,114)
Maturity of investment securities available-for-sale	14,915,997	6,212,573
Purchase of investment securities held-to-maturity	—	(228,377)
Increase in loans	(7,691,469)	(5,413,388)
Purchase of property and equipment	(529,049)	(283,519)

Net cash used in investing activities	(4,459,655)	(10,920,825)

Cash flows from financing activities:
Increase in deposit accounts	19,243,551	11,630,542
Increase (decrease) in securities sold under agreements to repurchase	(1,098,264)	728,800
Decrease in other borrowings	(20,961)	(36,145)
Exercise of stock options	2,536	—
Cash in lieu of fractional shares	—	(4,181)
Dividends paid		(63,518)

Net cash provided from financing activities	18,063,344	12,319,016

Net increase in cash and cash equivalents	14,526,768	1,901,734
Cash and cash equivalents at beginning of period	17,843,276	14,838,805

Cash and cash equivalents at end of period	$32,370,044	$16,740,539

Supplemental disclosure:
Cash paid during the period for:
Interest	$528,332	$756,138
Taxes	$6,694	$274,987
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(333,336)	$(436,345)

FIRST COMMUNITY CORPORATION

Notes to Financial Statements
March 31, 2003

Note 1 —	Basis of Presentation
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

	Three months ended March 31, 2003			Three months ended March 31, 2002

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$103,995,313	$1,820,480	7.10%	$89,648,753	$1,693,184	7.66%
Securities:	67,973,994	642,866	3.84%	49,788,126	604,911	4.93%
Other short-term investments	16,605,392	46,505	1.14%	9,618,889	39,417	1.66%

Total earning assets	188,574,699	2,509,851	5.40%	149,055,768	2,337,512	6.36%

Cash and due from banks	5,889,621			4,318,889
Premises and equipment	7,076,381			6,622,985
Other assets	2,209,634			2,281,357
Allowance for loan losses	(1,554,779)			(1,040,205)

Total assets	$202,195,556			$161,238,794

Liabilities
Interest-bearing liabilities Interest-bearing transaction accounts	30,774,607	16,098	0.21%	19,386,626	16,217	0.34%
Money market accounts	30,082,694	76,228	1.03%	25,725,127	106,404	1.68%
Savings deposits	10,197,201	18,013	0.72%	8,319,113	19,669	0.96%
Time deposits	74,778,642	536,356	2.91%	64,904,222	580,072	3.62%
Other short term borrowings	7,131,970	8,928	0.51%	4,938,225	10,274	0.84%

Total interest-bearing liabilities	152,965,114	655,623	1.74%	123,273,313	732,636	2.41%

Demand deposits	29,461,286			19,974,623
Other liabilities	1,168,592			1,017,495
Shareholders’ equity	18,600,564			16,973,363

Total liabilities and shareholders’ equity	$202,195,556			$161,238,794

Net interest spread			3.66%			3.95%
Net interest income/margin		$1,854,228	3.99%		$1,604,876	4.37%

Item 2. Management’s Discussion and Analysis

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in the forward-looking statements, as they will depend on many factors, which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risk and uncertainties include but are not limited to:

—	significant increases in competitive pressure in the banking and financial services industries;

—	changes in the interest rate environment which could reduce anticipated or actual margins;

—	changes in political conditions or the legislative or regulatory environment;

—	the level of allowance for loan loss;

—	the rate of delinquencies and amounts of charge-offs;

—	the rate of loan growth;

—	adverse changes in asset quality and resulting credit risk-related losses and expenses;

—	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

—	changes occurring in business conditions and inflation;

—	changes in technology;

—	changes in monetary and tax policies;

—	changes in securities markets; and

—	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Comparison of Results of Operations for Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002:

Net Income

The company’s net income for the three months ended March 31, 2003 was $450,000 or $.27 diluted earnings per share as compared to $312,000 or $.19 diluted earnings per share for the three months ended March 31, 2002. The improvement in net income is primarily due to an increase in average earning assets of $39.5 million during the comparable periods. Average

Item 2. Continued

earning assets were $188.6 million during the first quarter of 2003 as compared to $149.1 million during the first quarter of 2002. The increase in average earning assets resulted in an increase in net interest income of $249,000 in the first quarter of 2003 as compared to the first quarter of 2002. In addition, non-interest income increased $60,000 in first quarter of 2003 as compared to the first quarter of 2002. This increase results primarily from increased deposit account service fees of $23,000 and mortgage loan fees of $40,000. The increases in net interest income and non-interest income were offset by an increase of $223,000 in non-interest expense in the first quarter of 2003 as compared to the first quarter of 2002. During the first three months of 2003 the company had income tax expense of $240,000 as compared to $166,000 for the comparable period in 2002.

     The table on page 5 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2003 and 2002, along with average balances and the related interest income and interest expense amounts.

     Net interest income was $1.9 million for the three months ended March 31, 2003 as compared to $1.6 million for the three months ended March 31, 2002. The yield on earning assets for the three months ended March 31, 2003 was 5.4% as compared to 6.4% for the three month period ended March 31, 2002. The cost of interest bearing liabilities also came down in the first quarter of 2003 to 1.7% as compared to 2.4% in the first quarter of 2002. The net interest margin was 4.0% for the three months ended March 31, 2003 as compared to 4.4% during the three months ended March 31, 2002. Average loans comprised 55.1% of average earning assets during the first quarter of 2003 and 60.1% during the first quarter of 2002.

Provision and Allowance for Loan Losses

     At March 31, 2003 the allowance for loan losses amounted to $1.7 million, or 1.54% as compared to $1.5 million or 1.55% at December 31, 2002. The company’s provision for loan loss was $52,000 for the three months ended March 31, 2003 as compared to $177,000 for the three months ended March 31, 2002. The provision was made based on management’s assessment of general loan loss risk and asset quality. The objective of management is to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans. At March 31, 2002 the loan loss reserve was at 1.12%. At March 31, 2003 the company had $99,000 in loans delinquent more than 90 days, and loans totaling $345,000 that were delinquent more than 30 days. The company has two loans in a nonaccrual status in the amount of $157,000.

Allowance for Loan Losses

	Quarter ended March 31,

	2003		2002

	(Dollars in thousands)
Average loans outstanding	$103,995		$89,648

Loans outstanding at period end	$107,767		$92,792

Total non-performing loans	$157		$263

Beginning balance of allowance	$1,525		$1,000
Loans charged off:
1-4 family residential mortgage
Home equity	—
Commercial	—		141
Installment & credit card	2

Total loans charged-off	2		141

Recoveries:
1-4 family residential mortgage
Home equity	—
Commercial	87
Installment & credit card	—		1

Total recoveries	87		1

Net loans charged off	85		140

Provision for loan losses	52		177

Balance at period end	$1,662		$1,037

Net charge-offs to average loans	(0.08%	)	0.15%
Allowance as percent of total loans	1.54%		1.12%
Non-performing loans as % of total loans	0.14%		0.28%

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

      Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At March 31, 2003, the company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Item 2. Continued

Non-interest Income and Non-interest Expense

     Total non-interest income increased by $60,000 during the first quarter of 2003 as compared to the same period in 2002 This results primarily from increases in deposit service charges of $23,000 and mortgage origination fees of $40,000 The increase in deposit service charges resulted from the increase in numbers and balances of deposit accounts during the periods. Mortgage origination fees increased as a result of the historically low mortgage loan rates in the first quarter of 2003 which resulted in an increase in mortgage refinancings and purchases. The company originates mortgages in the name of a third party and receives a fee for the origination.

     Total non-interest expense increased by $223,000 during the first quarter of 2003 as compared to the same quarter of 2002. Salaries and employee benefits increased $126,000 in the first quarter of 2003 as compared to the same period in 2002. The bank had seven more full time equivalent employees at March 31, 2003 as compared to the same date in 2002. The increase in staffing is a result of increasing staff throughout the company as a result of continued growth. Equipment expense increased to $162,000 in the first quarter of 2003 as compared to $143,000 in the first quarter of 2002. The increase in equipment expense is a result increases in maintenance contracts as well as additional cost to upgrade equipment. A $25,000 increase in marketing expense is a result of planned adjustments to marketing efforts in 2003 as compared to 2002. There was a $32,000 increase in other expenses in the first quarter of 2003 as compared to the same period in 2003. The increase in other expenses is primarily attributable to increases in postage of $15,000 and telephone of $9,000. These increases are a result of the continued growth of the company including the increased number of accounts and volume of transactions.

Financial Position

     Assets totaled $213.6 million at March 31, 2003 as compared to $195.2 million at December 31, 2002 an increase of $18.4 million (9.4%). At March 31, 2003, loans accounted for 54.3% of earning assets, as compared to 55.6% at December 31, 2002. Loans grew by $7.8 million during the three months ended March 31, 2003 from $100.0 million at December 31, 2002 to $107.8 million at march 31, 2003. The loan to deposit ratio at March 31, 2003 was 57.5% as compared to 59.5% at December 31, 2002. It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning asset growth was funded by growth in deposits of $19.2 million from $168.1 million at December 31, 2002 to $187.3 million at March 31, 2003. It is anticipated that approximately $10.0 million in deposits will be withdrawn from accounts held in escrow deposits during the second quarter of 2003. Therefore, it is not anticipated that deposit growth will be as great in the second quarter of 2003 as compared to the first quarter.

       Loans. Loans typically provide higher yields than other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets. At December 31, 2002 loans accounted for 55.6% of earning assets as compared to 54.3% of earning assets at March 31, 2003. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Management is committed to achieving its asset mix goals without sacrificing asset quality. Loans averaged $104.0 million for the quarter ended March 31, 2003.

      The following table shows the composition of the loan portfolio by category:

(In thousands)

	March 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$11,399	10.6%	$10,688	10.7%
Real estate:
Construction	6,335	5.9%	7,533	7.5%
Mortgage — residential	10,298	9.5%	11,055	11.1%
Mortgage — commercial	64,728	60.1%	55,290	55.3%
Consumer	15,007	13.9%	15,425	15.4%

Total gross loans	107,767	100.0%	99,991	100.0%

Allowance for loan losses	(1,662)		(1,525)

Total net loans	$106,105		$98,466

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

Item 2. Continued

Liquidity and Capital Resources

     The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represents 39.8% of total assets at March 31, 2003. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 2003 the amount of certificates of deposits of $100,000 or more represented 15.9% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position.

     The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering.. This capital along with continued retained earnings is expected to be sufficient to fund the operations of the bank. The company’s management anticipates that the bank will remain a well capitalized institution. Shareholders’ equity was 8.7% of total assets at March 31, 2003 as compared to 9.4% at December 31, 2002. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 10.8%, 12.0% and 7.1%, respectively at March 31, 2003. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.2%, 14.4% and 8.6%, respectively at March 31, 2003. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively

PART II
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

Item 3. Defaults Upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to security holders for a vote during the three months ended March 31, 2003.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Registration Statement No. 33-86258 on Form S-1)
4.1	Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1)
10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1)*
10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*
10.3	First Community Corporation 1999 Stock Incentive Plan. (Incorporated by reference to the Company’s 1998 Annual Report on Form 10 KSB)

10.4	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company. (Incorporated by reference to the Company’s 2002 Annual Report on Form 10 KSB)*
10.5	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company. (Incorporated by reference to the Company’s 2002 Annual Report on Form 10 KSB)*
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	Denotes executive compensation contract or arrangement.

(b)	Reports on Form 8-K.

On March 31, 2003 the Chief Executive officer, Michael C. Crapps, and the Chief Financial Officer, Joseph G. Sawyer each furnished the Securities and Exchange Commission the certification required pursuant to 18 U.S.C. Section 1350 as an exhibit to a Form 8-K filing.

No other reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date:	May 12, 2003	By:	/s/ Michael C. Crapps

Michael C. Crapps President and Chief Executive Officer

		By:	/s/ Joseph G. Sawyer

Joseph G. Sawyer Senior Vice President, Principal Financial Officer

Certification

I, Michael C. Crapps, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Community Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report for March 31, 2003; and

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

Date: May 12, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report March 31, 2003; and

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

Date: May 12, 2003

/s/ Joseph G. Sawyer

Joseph G. Sawyer Senior Vice President and CFO