Form 10QSB
period 2003-06-30
FIRST COMMUNITY CORP /SC/
filed 2003-08-13
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission File No. 33-86258

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

South Carolina	57-1010751

(State of Incorporation)	(I.R.S. Employer Identification)

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

     1,589,706 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 2003.

     Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and due from banks	$9,817,618	$7,698,671
Interest-bearing bank balances	859,099	935,536
Federal funds sold and securities purchased under agreements to resell	20,653,490	9,209,069
Investment securities — available for sale	52,783,487	64,767,700
Investment securities — held to maturity (market value of $5,031,838 and $5,160,699 at June 30, 2003 and December 31, 2002, respectively)	4,740,196	5,016,990
Loans	111,881,355	99,991,248
Less, allowance for loan losses	1,850,943	1,525,308

Net loans	110,030,412	98,465,940
Property, furniture and equipment — net	7,326,116	6,811,540
Intangible assets	852,642	942,295
Other assets	1,340,851	1,352,974

Total assets	$208,403,911	$195,200,715

LIABILITIES
Deposits:
Non-interest bearing demand	$35,551,885	$27,124,475
NOW and money market accounts	60,119,694	58,127,157
Savings	12,792,706	9,818,007
Time deposits less than $100,000	45,550,377	46,646,739
Time deposits $100,000 and over	27,860,368	26,346,095

Total deposits	181,875,030	168,062,473
Securities sold under agreements to repurchase	5,809,200	7,306,064
Other borrowed money	174,389	164,287
Other liabilities	1,468,995	1,229,168

Total liabilities	189,327,614	176,761,992

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,589,444 and 1,587,970 at June 30, 2003 and December 31, 2002, respectively	1,589,444	1,587,970
Additional paid in capital	12,772,445	12,771,383
Retained earnings	4,180,637	3,414,234
Accumulated other comprehensive income	533,771	665,136

Total shareholders’ equity	19,076,297	18,438,723

Total liabilities and shareholders’ equity	$208,403,911	$195,200,715

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2003	2002
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$3,703,170	$3,446,608
Investment securities	1,226,715	1,239,981
Federal funds sold and securities purchased under resale agreements	94,446	80,825
Other	4,739	8,415

Total interest income	5,029,070	4,775,829

Interest expense:
Deposits	1,254,826	1,390,370
Federal funds sold and securities sold under agreement to repurchase	16,308	20,675
Other borrowed money	415	692

Total interest expense	1,271,549	1,411,737

Net interest income	3,757,521	3,364,092
Provision for loan losses	97,000	437,000

Net interest income after provision for loan losses	3,660,521	2,927,092

Non-interest income:
Deposit service charges	327,616	273,992
Mortgage origination fees	193,328	104,201
Securities gains	—	60,616
Other	186,613	173,074

Total non-interest income	707,557	611,883

Non-interest expense:
Salaries and employee benefits	1,610,326	1,291,092
Occupancy	184,468	150,390
Equipment	353,138	298,901
Marketing and public relations	155,064	113,497
Amortization of intangibles	89,654	92,640
Other	578,781	584,857

Total non-interest expense	2,971,431	2,531,377

Net income before tax	1,396,647	1,007,598
Income taxes	487,250	349,850

Net income	$909,397	$657,748

Basic earnings per common share	$0.57	$0.41

Diluted earnings per common share	$0.55	$0.40

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2003	2002
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$1,882,690	$1,753,424
Investment securities	583,849	635,070
Federal funds sold and securities purchased under resale agreements	50,589	45,464
Other	2,091	4,359

Total interest income	2,519,219	2,438,317

Interest expense:
Deposits	608,131	668,008
Federal funds sold and securities sold under agreement to repurchase	7,581	10,769
Other borrowed money	214	324

Total interest expense	615,926	679,101

Net interest income	1,903,293	1,759,216
Provision for loan losses	45,000	260,000

Net interest income after provision for loan losses	1,858,293	1,499,216

Non-interest income:
Deposit service charges	173,025	141,843
Mortgage origination fees	99,994	51,026
Securities gains	—	60,616
Other	125,319	109,429

Total non-interest income	398,338	362,914

Non-interest expense:
Salaries and employee benefits	853,658	659,787
Occupancy	88,487	77,889
Equipment	190,824	156,217
Marketing and public relations	78,236	61,060
Amortization of intangibles	44,528	46,320
Other	294,760	332,205

Total non-interest expense	1,550,493	1,333,478

Net income before tax	706,138	528,652
Income taxes	246,850	183,400

Net income	$459,288	$345,252

Basic earnings per common share	$0.29	$0.22

Diluted earnings per common share	$0.28	$0.21

FIRST COMMUNITY CORPORATION
Statement of Changes in Shareholder’s Equity and Comprehensive Income
Six Months ended June 30, 2002 and June 30, 2003

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2001	1,270,609	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202
Comprehensive Income:
Net income				657,748		657,748
Accumulated other comprehensive income net of income tax of $68,941					145,842	145,842

Total comprehensive income						803,590

Cash dividend ($0.04 per share)				(63,519)		(63,519)
5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)

Balance, June 30, 2002	1,587,970	$1,587,970	$12,771,383	$2,734,659	$418,080	$17,512,092

Balance, December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723
Comprehensive Income:
Net income				909,397		909,397
Accumulated other comprehensive (loss) net of income tax benefit of $77,282					(131,365)	(131,365)

Total comprehensive income						778,032

Cash dividend ($0.10 per share)				(142,994)		(142,994)
Options exercised	1,474	1,474	1,062	—		2,536

Balance, June 30, 2003	1,589,444	$1,589,444	$12,772,445	$4,180,637	$533,771	$19,076,297

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$909,397	$657,748
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	283,034	241,529
Premium amortization (discount accretion)	137,567	47,812
Provision for loan losses	97,000	437,000
Amortization of intangibles	89,653	92,640
Gain on sale of securities	—	(60,616)
Increase in other assets	98,771	(286,378)
Increase (decrease) in other liabilities	239,827	(305,878)

Net cash provided in operating activities	1,855,249	823,857

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(20,900,224)	(24,514,711)
Maturity of investment securities available-for-sale	32,545,651	16,226,055
Purchase of investment securities held-to-maturity	(500,000)	(443,377)
Maturity of investment securities held-to-maturity	760,000	—
Increase in loans	(11,661,472)	(9,098,560)
Purchase of property and equipment	(797,610)	(380,668)

Net cash used in investing activities	(553,655)	(18,211,261)

Cash flows from financing activities:
Increase in deposit accounts	13,812,557	21,071,542
Increase in securities sold under agreements to repurchase	(1,496,864)	1,027,100
Increase (Decrease) in other borrowings	10,102	(35,985)
Proceeds from exercise of stock options	2,536	—
Dividends paid	(142,994)	(63,519)
Cash in lieu of fractional shares	—	(4,181)

Net cash provided from financing activities	12,185,337	21,994,957

Net increase (decrease) in cash and cash equivalents	13,486,931	4,607,553
Cash and cash equivalents at beginning of period	17,843,276	14,838,805

Cash and cash equivalents at end of period	$31,330,207	$19,446,358

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,247,867	$1,545,408
Income taxes	$525,000	$522,987
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(218,013)	$179,178

FIRST COMMUNITY CORPORATION

Note to Consolidated Financial Statements
June 30, 2003

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

Note 2 — EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Six months ended June 30,		Three months ended March 31,
	2003	2002	2003	2002

Numerator (included in basic and diluted earnings per share)	$909,397	$657,748	$459,288	$345,252

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,588,719	1,587,970	1,589,444	1,587,970
Dilutive securities:
Stock options — Treasury stock method	72,140	66,688	75,323	62,052

Diluted earnings per share	1,660,859	1,654,658	1,664,767	1,650,022

The average market price used in calculating assumed number of shares	$17.77	$12.58	$18.45	$13.52

Note 3 — Stock Based Compensation

The company has a stock based compensation plan as of June 30, 2003. The accounting for the plan is based on Accounting Principles Board Opinion No. #25 (APB 25). Accordingly, no compensation cost has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (SFAS 123) the company has elected to provide the disclosure-only option provided for by SFAS 123.

	Six months ended June 30,		Three months ended March 31,
	2003	2002	2003	2002

Net income as reported	$909,397	$657,748	$459,288	$345,252
Less: Stock based compensation using fair value method (net of tax)	10,300	11,650	5,000	5,834

Pro forma net income	$899,097	$646,098	$454,288	$339,418

Basic earnings per share
As reported	$0.57	$0.41	$0.29	$0.22
Pro forma	$0.57	$0.41	$0.29	$0.21
Diluted earnings per share
As reported	$0.55	$0.40	$0.28	$0.21
Pro forma	$0.54	$0.39	$0.27	$0.21

Item 2. Management’s Discussion and Analysis

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in the forward-looking statements, as they will depend on many factors, which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risk and uncertainties include but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rate of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Comparison of Results of Operations for Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002:

Net Income

The Company’s net income was $909,000 or $.55 diluted earnings per share for the six months ended June 30, 2003 as compared to net income of $658,000 or $.40 per share for the six months ended June 30, 2002. This improvement in net income reflects the continued growth in the level of earning assets during the two periods. The level of average earning assets was $189.8 million for the six months ended June 30, 2003 as compared to $154.6 million for the six months ended June 30, 2002. This reflects a 22.8% increase in the level average earning assets for the two periods. The increase in average earning assets resulted in an increase in net interest income of

Item 2. Management’s Discussion and Analysis (Continued)	Page 2

$393,000 in the first half of 2003 as compared to the first half of 2002. In addition, non-interest income increased $96,000 in first six months of 2003 as compared to the first six months of 2002. This increase results primarily from increased deposit account service fees of $54,000 and mortgage loan fees of $89,000. The increases in net interest income and non-interest income were offset by an increase of $440,000 in non-interest expense in the first six months of 2003 as compared to the first six months of 2002. During the first six months of 2003 the company had income tax expense of $487,000 as compared to $350,000 for the comparable period in 2002.

Net Interest Income

The table on page 9 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2003 and 2002, along with average balances and the related interest income and interest expense amounts.

Net interest income was $3.8 million during the six months ended June 30, 2003 as compared to $3.4 million for the six months ended June 30, 2002. The yield on earning assets for the six months ended June 30, 2003 was 5.3% as compared to 6.2% for the six months ended June 30, 2002. The cost of interest bearing liabilities also came down in the first six months of 2003 to 1.7% compared to 2.2% for the six months ended June 30, 2002. The largest component of interest income for the six months ended June 30, 2003 was interest on loans and amounted to $3.7 million as compared to $3.4 million for the comparable prior year period. The overall yield on loans was 7.0% for the six months ended June 30, 2003 as compared to 7.6% for the six months ended June 30, 2002. The investment portfolio income decreased slightly by $13,000 during the first six months of 2003 as compared to the same period in 2002. The increase of $12.2 million in average investment balances from $52.2 million during 2002 to $64.4 million during 2003 was more than offset by a decline in the yield realized on investments during the two periods. The average yield on the investment portfolio for the first six months of 2003 was 3.8% as compared to 4.8% during the same period of 2002. Interest income on short-term overnight investments was $99,000 for the six months ended June 30, 2003 as compared to $89,000 for the six month period ended June 30, 2002. The yield on these overnight investments dropped from 1.7% for the six months ended June 30 2002 to 1.1% for the first six months of 2003. The average balances were $18.2 million for the six months ended June 30, 2003 as compared to $10.6 million for the same period in 2002.

Interest expense during the six months ended June 30, 2003 was $1.3 million with an average rate paid on interest-bearing liabilities of 1.7% as compared to $1.4 million and 2.2% during the six months ended June 30, 2002. Average interest-bearing liabilities increased to $153.4 million for the six months ended June 30, 2003 as compared to $128.0 million for the six months ended June 30, 2002.

The company is liability sensitive and as a result would generally benefit from decreasing market rates and is negatively impacted during a rising rate environment. The company closely monitors the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The company has

Item 2. Management’s Discussion and Analysis (Continued)	Page 3

established guidelines for monitoring interest sensitivity and uses both a gap analysis and asset/liability modeling to assess and monitor the impact of changing interest rates. Neither of these methods are precise indicators of the interest sensitivity position of the company due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities. Due to the fact that market interest rates are at their lowest levels in many years, further declines in interest rates may not result in the same magnitude of change in asset and liability repricing and would result in a adverse pressure on the company’s net interest margin. Certain core deposits may have already priced to floor levels, making it unlikely that the company could adjust these liability rates by the same magnitude of any further rate declines.

Provision and Allowance for Loan Losses

At June 30, 2003 the allowance for loan losses amounted to $1.9, or 1.6% as compared to $1.6 million or 1.5% at December 31, 2002. The company’s provision for loan loss was $97,000 for the six months ended June 30, 2003 as compared to $437,000 for the six months ended June 30, 2002. The provision was made based on management’s assessment of general loan loss risk and asset quality. The objective of management is to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans. During 2002 management began to build it’s reserves to the mid to upper range of this objective due to declining economic conditions and increased charge-offs in 2001 and 2002. During the first six months of 2003 the company has recovered certain of these charge-offs and has slightly exceeded its target for the allowance for loan losses. As a result, the provision for loan losses was funded at a lower amount for the six months ended June 30, 2003 as compared to the same period in 2002. At June 30, 2003 the company had $138,000 in loans delinquent more than 90 days, and loans totaling $335,000 that were delinquent more than 30 days. The company had two loans in a nonaccrual status in the amount of $242,000 at June 30, 2003.

Item 2. Management’s Discussion and Analysis (Continued)	Page 4

Allowance for Loan Losses

(Dollars in thousands)	Six Month Ended June 30

	2003	2002

Average loans outstanding	$107,227	$91,794

Loans outstanding at period end	$111,881	$96,478

Total non-performing loans	$242	$93

Beginning balance of allowance	$1,525	$1,000
Loans charged-off:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	—	141
Installment & credit card	6	1

Total loans charged-off	6	142

Recoveries:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	234	3
Installment & credit card	1	—

Total recoveries	235	3

Net loan charge offs (recoveries)	229	139

Provision for loan losses	97	437

Balance at period end	$1,851	$1,298

Net charge-offs to average loans	(0.21%)	0.15%
Allowance as percent of total loans	1.65%	1.35%
Non-performing loans as % of total loans	0.21%	0.09%
Allowance as % of non-performing loans	764.9%	1,395.7%

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

Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At June 30, 2003, the company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Item 2. Management’s Discussion and Analysis (Continued)	Page 5

Non-interest Income and Expense

Non-interest income during the six months ended June 30, 2003 was $708,000 as compared to $612,000 for the six months ended June 30, 2002. Non-interest income for the six months ended June 30, 2002 included a gain on the sale of securities available-for-sale of $61,000. Increases in non-interest income included an increase in deposit service charges of $54,000 as well as an increase in mortgage loan fees of $89,000 from $104,000 in 2002 to $193,000 in 2003. The increase in deposit service charges is a result of the growth in deposits between the two periods. The increase in mortgage loan fees is a result of the extremely low mortgage loan rates and the resulting increased home purchases and refinancings.

Total non-interest expense increased by $440,000 during the first six months of 2003 as compared to the same period of 2002. Salaries and employee benefits increased $319,000 in the first six months of 2003 as compared to the same period in 2002. The bank had nine more full time equivalent employees at June 30, 2003 as compared to the same date in 2002. The increase in staffing is a result of increasing staff throughout the company as a result of continued growth. Equipment expense increased to $353,000 in the first six months of 2003 as compared to $299,000 in the same period of 2002. The increase in equipment expense is a result increases in maintenance contracts as well as additional cost to upgrade equipment. A $42,000 increase in marketing expense is a result of planned adjustments to marketing efforts in 2003 as compared to 2002.

Comparison of Results of Operations for Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002:

Net income for the second quarter of 2003 was $459,000 ($0.28 per diluted share), as compared to $345,000 ($0.21 per diluted share) during the comparable period in 2002. This increase is partially due to an increase in net interest income of $144,000 for the three months ended June 30, 2003 from $1.8 million in 2002 to $1.9 million in 2002. In addition, non-interest income increased by $35,000 from $363,000 for the six months ended June 30, 2002 to $398,000 in the same period of 2003.

Average earning assets were $190.9 million during the second quarter of 2003 as compared to $160.0 million during the second quarter of 2002. The table on page 10 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2003 and 2002, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased to 5.3% in the second quarter of 2003 as compared to 6.1% in the second quarter of 2002. The cost of interest bearing liabilities was 1.6% in second quarter of 2003 as compared to 2.0% in the second quarter of 2002.

Total non-interest income increased by $35,000 during the second quarter of 2003 as compared to the same period in 2002. Non-interest income in 2002 includes a $61,000 gain on the sale of

Item 2. Management’s Discussion and Analysis (Continued)	Page 6

securities and no gains were realized in the second quarter of 2003. Deposit service charges increased by $31,000 and mortgage loan fees increased by $49,000 in the three months ended June 30, 2003 as compared to the same period in 2002. As explained in the six month results increased deposit balances and the low interest rate environment contributed to these increases.

The provision for loan losses was $45,000 for the three months ended June 30, 2003 as compared to $260,000 during the same period in 2002. As explained in the analysis of the six months results the company began to build its allowance for loan losses in 2002 and has subsequently recovered certain prior charge-offs and has funded the allowance at lower levels in 2003 as compared to 2002.

Total non-interest expense increased by $217,000 in the second quarter of 2003 as compared to the same quarter of 2002. This increase is primarily a result of a $194,000 increase in salary and benefits expense, and a $35,000 increase in equipment expense. The increase in salary and benefits was a result of having approximately eight more full time equivalent employees during the second quarter of 2003 as compared to the same period in 2002. The increase in equipment expense was primarily a result of cost associated with upgrading data communications equipment between branches as well as introducing internet banking in the second quarter of 2003.

Financial Position

Assets totaled $208.4 million at June 30, 2003 as compared to $195.2 million at December 31, 2002 an increase of $13.2 million. At June 30, 2003, loans accounted for 58.6% of earning assets, as compared to 55.6% at December 31, 2002. Loans grew by $11.9 million during the six months ended June 30, 2003 from $100.0 million at December 31, 2002 to $111.9 million at June 30, 2003. The loan to deposit ratio at June 30, 2003 was 61.5% as compared to 59.5% at December 31, 2002. It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning asset growth was funded by growth in deposits of $13.8 million from $168.1 million at December 31, 2002 to $181.9 million at June 30, 2003.

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Management is committed to achieving its asset mix goals management without sacrificing asset quality. Loans averaged $107.2 million during for the six months ended June 30, 2003.

Item 2. Management’s Discussion and Analysis (Continued)	Page 7

     The following table shows the composition of the loan portfolio by category:

(In thousands)	June 30		December 31,

	2003		2002

	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$11,392	10.2%	$10,688	10.7%
Real estate:
Construction	5,261	4.7%	7,533	7.5%
Mortgage — residential	10,507	9.4%	11,055	11.1%
Mortgage — commercial	68,938	61.6%	55,290	55.3%
Consumer	15,783	14.1%	15,425	15.4%

Total gross loans	111,881	100.0%	99,991	100.0%

Allowance for loan losses	(1,851)		(1,525)

Total net loans	$110,030		$98,466

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

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for sale represent 35.2% of total assets June 30, 2003. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long and short term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, term extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 2003 the amount of certificates of deposits of $100,000 or more represented 15.3% of total deposits. These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits. Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding

Item 2. Management’s Discussion and Analysis (Continued)	Page 8

agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $20.3 million, including $9.5 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company“s liquidity position in a relatively short period of time.

     The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and in July 1998 the company raised an additional $6.6 million in net proceeds through a secondary offering. This capital along with continued retained earnings is expected to be sufficient to fund the operations of the bank. The company’s management anticipates that the bank will remain a well capitalized institution. Shareholders’ equity was 9.2% of total assets at June 30, 2003 as compared to 9.4% at December 31, 2002. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.0%, 12.2% and 7.1%, respectively at June 30, 2003. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.3%, 14.6% and 8..7%, respectively at June 30, 2003. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively.

Item 2. Management’s Discussion and Analysis (Continued)	Page 9

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Six months ended June 30, 2003			Six months ended June 30, 2002

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$107,227,473	$3,703,170	6.96%	$91,794,082	$3,446,608	7.57%
Securities:	64,377,167	1,226,715	3.84%	52,152,712	1,239,981	4.79%
Federal funds sold and securities purchased under agreements to resell	18,157,439	99,185	1.10%	10,608,097	89,240	1.70%

Total earning assets	189,762,079	5,029,070	5.34%	154,554,891	4,775,829	6.23%

Cash and due from banks	6,286,097			4,581,508
Premises and equipment	7,159,032			6,641,525
Other assets	2,170,242			2,337,079
Allowance for loan losses	(1,655,390)			(1,073,196)

Total assets	$203,722,060			$167,041,807

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$32,884,957	$33,564	0.21%	$22,643,426	$36,218	0.32%
Money market accounts	27,364,584	135,543	1.00%	26,802,687	216,577	1.63%
Savings deposits	11,420,672	42,092	0.74%	8,634,107	40,997	0.96%
Time deposits	75,103,232	1,043,627	2.80%	64,909,050	1,096,578	3.41%
Other short term borrowings	6,661,708	16,723	0.51%	4,974,511	21,367	0.87%

Total interest-bearing liabilities	153,435,153	1,271,549	1.67%	127,963,781	1,411,737	2.22%

Demand deposits	30,330,078			21,037,507
Other liabilities	1,231,100			970,709
Shareholders’ equity	18,725,729			17,069,810

Total liabilities and shareholders’ equity	$203,722,060			$167,041,807

Net interest spread			3.67%			4.01%
Net interest income/margin		$3,757,521	3.99%		$3,364,092	4.39%

Item 2. Management’s Discussion and Analysis (Continued)	Page 10

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended June 30, 2003			Three months ended June 30, 2002

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$110,424,115	$1,882,690	6.84%	$93,915,833	$1,753,424	7.49%
Securities:	60,819,866	583,849	3.85%	54,491,313	635,070	4.67%
Federal funds sold and securities purchased under agreements to resell	19,692,430	52,680	1.07%	11,586,434	49,823	1.72%

Total earning assets	190,936,411	2,519,219	5.29%	159,993,580	2,438,317	6.11%

Cash and due from banks	6,678,217			4,841,241
Premises and equipment	7,240,775			6,659,861
Other assets	2,131,256			2,392,213
Allowance for loan losses	(1,754,896)			(1,105,822)

Total assets	$205,231,763			$172,781,073

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$34,972,116	$17,466	0.20%	$25,864,437	$20,001	0.31%
Money market accounts	24,676,343	59,315	0.96%	27,868,406	110,173	1.59%
Savings deposits	12,630,698	24,079	0.76%	8,945,638	21,328	0.96%
Time deposits	75,424,256	507,271	2.70%	64,912,660	516,507	3.19%
Other short term borrowings	6,196,613	7,795	0.50%	5,010,402	11,092	0.89%

Total interest-bearing liabilities	153,900,026	615,926	1.61%	132,601,543	679,101	2.05%

Demand deposits	31,189,323			22,094,743
Other liabilities	1,292,922			924,452
Shareholders’ equity	18,849,492			17,160,335

Total liabilities and shareholders’ equity	$205,231,763			$172,781,073

Net interest spread			3.68%			4.06%
Net interest income/margin		$1,903,293	4.00%		$1,759,216	4.41%

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     There are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2. Changes in Securities.

     (a)  Not applicable

     (b)  Not applicable

Item 3. Defaults Upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on April 24, 2003. The following three directors were elected at the meeting:

	VOTES

	For	Against/Withheld

Chimin J. Chao	1,284,645	1,437
James C. Leventis	1,284,645	1,437
Loretta R. Whitehead	1,284,645	1,437

The following ten Directors term of office continued after the meeting:

Richard K. Bogan	George H. Fann
Thomas C. Brown	W. James Kitchens, Jr.
Michael C. Crapps	Angelo L. Tsiantis
Hinton G. Davis	Mitchell M. Willoughby
Anita B. Easter
O.A. Ethridge DMD

ITEM 5. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a) 4(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer within the 90-day period preceding the filing date of this Quarterly report. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

In the quarter ended June 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect those controls.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-86258 on Form S-1).

	3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-86258 on Form S-1).

	4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-86258 on Form S-1).

	10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement no. 33-86258 on Form S-1).*

	10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-86258 on Form S-1).*

	10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the company’s 1998 Annual Report on form 10KSB)

	10.4	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the company (incorporated by reference to the company’s 2002 Annual report on form 10KSB).*

	10.5	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to the company’s 2002 Annual report on form 10KSB).*

	99.1	Certification Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes executive compensation contract or arrangement.

(b)	Reports on Form 8-K.

A report on form 8-K was filed April 24, 2003 announcing the company’s results for the first quarter of 2003 and announcing that the board of directors had approved a quarterly cash dividend. The company declared a $.05 per share dividend, payable May 15, 2003 to shareholders of record as of April,30 2003.

No other reports on Form 8-K were filed in the second quarter of 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date August 11, 2003	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer

	By:	/s/ Joseph G. Sawyer Joseph G. Sawyer Senior Vice President, Principal Financial Officer

Certification

I, Michael C. Crapps, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Community Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report for June 30, 2003; and

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

Date: August 11, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report June 30, 2003; and

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

Date: August 11, 2003

/s/ Joseph G. Sawyer Joseph G. Sawyer Senior Vice President and CFO