Form 10QSB/A
period 2003-06-30
FIRST COMMUNITY CORP /SC/
filed 2003-08-26
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number 33-86258

FIRST COMMUNITY CORPORATION
(Exact name of small business issuer as specified in its charter)

South Carolina	57-1010751
(State of Incorporation)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072
(Address of principal executive offices)

(803) 951-2265
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On July 31, 2003, 1,589,706 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Explanatory Note:

     The registrant hereby amends the Form 10-QSB filed with the SEC on August 13, 2003 to move the registrant's disclosure regarding controls and procedures from Part II, Item 5 to Part I, Item 3. The registrant also amends the certifications under Sections 302 and 906 under the Sarbanes-Oxley Act of 2002 in Part II, Item 6 in accordance with SEC Release Nos. 33-8238; 34-47986; June 5, 2003.

PART I

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

Item 5. Other Information

None.

Item 6. Exhibits and Reports

(a)     Exhibits:

             Exhibit           Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K –

                 The following reports were filed on Form 8-K during the quarter ended June 30, 2003:

                 The Company filed a Form 8-K on April 24, 2003 to disclose the issuance of a press release announcing its financial results for the first quarter ended March 31, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION

Date: August 26, 2003	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: August 26, 2003	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number          Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

4