Form 10QSB
period 2003-09-30
FIRST COMMUNITY CORP /SC/
filed 2003-11-13
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission File No. 33-86258

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

South Carolina	57-1010751

(State of Incorporation)	(I.R.S. Employer Identification)

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

     1,589,906 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and due from banks	$5,698,290	$7,698,671
Interest-bearing bank balances	1,708,323	935,536
Federal funds sold and securities purchased under agreements to resell	16,585,442	9,209,069
Investment securities - available for sale	50,602,461	64,767,700
Investment securities - held-to-maturity (market value of $4,885,710 and $5,160,669 at September 30, 2003 and December 31, 2002, respectively)	4,733,909	5,016,990
Loans	117,377,778	99,991,248
Less, allowance for loan losses	1,880,709	1,525,308

Net loans	115,497,069	98,465,940
Property, furniture and equipment - net	7,839,543	6,811,540
Intangible assets	838,432	942,295
Other assets	1,511,162	1,352,974

Total assets	$205,014,631	$195,200,715

LIABILITIES
Deposits:
Non-interest bearing demand	$33,676,593	$27,124,475
NOW and money market accounts	56,445,116	58,127,157
Savings	12,606,062	9,818,007
Time deposits less than $100,000	44,444,861	46,646,739
Time deposits $100,000 and over	28,267,702	26,346,095

Total deposits	175,440,334	168,062,473
Securities sold under agreements to repurchase	4,376,400	7,306,064
Other borrowed money	5,126,396	164,287
Other liabilities	983,467	1,229,168

Total liabilities	185,926,597	176,761,992

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,589,706 at September 30, 2003 and 1,587,970 at December 31, 2002	1,589,706	1,587,970
Additional paid in capital	12,774,879	12,771,383
Retained earnings	4,550,209	3,414,234
Unrealized gain on securities available-for-sale	173,240	665,136

Total shareholders’ equity	19,088,034	18,438,723

Total liabilities and shareholders’ equity	$205,014,631	$195,200,715

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2002
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$5,655,060	$5,228,955
Investment securities	1,731,502	1,893,437
Federal funds sold and securities purchased under resale agreements	126,074	140,747
Other	6,670	12,399

Total interest income	7,519,306	7,275,538

Interest expense:
Deposits	1,783,089	2,070,387
Federal funds sold and securities sold under agreement to repurchase	22,428	31,726
Other borrowed money	14,718	1,086

Total interest expense	1,820,235	2,103,199

Net interest income	5,699,071	5,172,339
Provision for loan losses	132,000	572,000

Net interest income after provision for loan losses	5,567,071	4,600,339

Non-interest income:
Deposit service charges	508,598	430,098
Mortgage origination fees	287,089	183,674
Securities gains	—	60,616
Other	282,622	222,716

Total non-interest income	1,078,309	897,104

Non-interest expense:
Salaries and employee benefits	2,438,446	1,990,267
Occupancy	286,092	232,980
Equipment	561,838	463,331
Marketing and public relations	224,834	180,118
Amortization of intangibles	134,182	138,960
Other	910,435	911,532

Total non-interest expense	4,555,827	3,917,188

Income before taxes	2,089,553	1,580,255
Income taxes	731,100	547,750

Net income	$1,358,453	$1,032,505

Basic earnings per common share	$0.85	$0.65

Diluted earnings per common share	$0.82	$0.63

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2002
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$1,951,890	$1,782,347
Investment securities	504,787	653,456
Federal funds sold and securities purchased under resale agreements	31,628	59,922
Other	1,931	3,984

Total interest income	2,490,236	2,499,709

Interest expense:
Deposits	528,263	680,017
Federal funds sold and securities sold under agreement to repurchase	6,120	11,051
Other borrowed money	14,303	394

Total interest expense	548,686	691,462

Net interest income	1,941,550	1,808,247
Provision for loan losses	35,000	135,000

Net interest income after provision for loan losses	1,906,550	1,673,247

Non-interest income:
Deposit service charges	180,982	156,106
Mortgage origination fees	93,761	79,473
Other	96,009	49,642

Total non-interest income	370,752	285,221

Non-interest expense:
Salaries and employee benefits	828,120	699,175
Occupancy	101,624	82,590
Equipment	208,700	164,430
Marketing and public relations	69,770	66,621
Amortization of intangibles	44,528	46,320
Other	331,654	326,675

Total non-interest expense	1,584,396	1,385,811

Income before tax	692,906	572,657
Income tax	243,850	197,900

Net income	$449,056	$374,757

Basic earnings per common share	$0.28	$0.24

Diluted earnings per common share	$0.27	$0.23

FIRST COMMUNITY CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
Nine Months ended September 30, 2002 and September 30, 2003

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2001	1,270,609	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202
Comprehensive Income:
Net income				1,032,505		1,032,505
Accumulated other comprehensive income net of income tax of $187,411					356,038	356,038

Total comprehensive income						1,388,543

Cash dividend ($0.08 per share)				(127,037)		(127,037)
5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)

Balance, September 30, 2002	1,587,970	$1,587,970	$12,771,383	$3,045,898	$628,276	$18,033,527

Balance, December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723
Comprehensive Income:
Net income				1,358,453		1,358,453
Accumulated other comprehensive income (loss) net of income tax benefit of $259,090					(491,896)	(491,896)

Total comprehensive income						866,557

Dividends paid ($0.14 per share)				(222,478)		(222,478)
Options exercised	1,736	1,736	3,496	—		5,232

Balance, September 30, 2003	1,589,706	$1,589,706	$12,774,879	$4,550,209	$173,240	$19,088,034

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,358,453	$1,032,505
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	467,176	375,818
Premium amortization (Discount accretion)	199,197	109,593
Amortization of intangibles	134,182	138,960
Provision for loan losses	132,000	572,000
Gain on sale of securities	—	(60,616)
(Increase) decrease in other assets	92,198	(537,064)
Increase (decrease) in accounts payable	(245,701)	(61,181)

Net cash used in operating activities	2,137,505	1,570,015

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(30,721,937)	(40,086,956)
Maturity of investment securities available-for-sale	43,938,459	22,029,781
Purchase of investment securities held-to-maturity	(500,000)	(443,377)
Maturity of investment securities held-to-maturity	760,000	—
Increase in loans	(17,163,129)	(8,327,272)
Purchase of property and equipment	(1,495,179)	(436,632)

Net cash used in investing activities	(5,181,786)	(27,264,456)

Cash flows from financing activities:
Increase in deposit accounts	7,377,861	34,421,096
Increase (decrease) in securities sold under agreements to repurchase	(2,929,664)	616,000
Increase (decrease) in other borrowings	(37,891)	(47,893)
Advances from the Federal Home Loan Bank	5,000,000	—
Proceeds from exercise of stock options	5,232	—
Cash dividends paid	(222,478)	(127,037)
Cash in lieu of fractional shares	—	(4,181)

Net cash provided from financing activities	9,193,060	34,857,985

Net increase in cash and cash equivalents	6,148,779	9,163,544
Cash and cash equivalents at beginning of period	17,843,276	14,838,805

Cash and cash equivalents at end of period	$23,992,055	$24,002,349

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,973,296	$2,300,630
Taxes	$775,000	$692,987
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(722,601)	$556,876

FIRST COMMUNITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Note 1	-	Basis of Presentation

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

Note 2	-	EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months		Three months ended
	ended September 30,		September 30,
	2003	2002	2003	2002

Numerator (Included in basic and diluted earnings per share)	$1,358,453	$1,032,505	$449,056	$374,757

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,589,023	1,587,970	1,589,623	1,587,970
Dilutive securities:
Stock options - Treasury stock method	70,317	44,576	46,556	62,052

Diluted earnings per share	1,659,340	1,632,546	1,636,179	1,650,022

The average market price used in calculating assumed number of shares	$17.86	$13.01	$19.47	$13.41

Note 3	-	Stock Based Compensation

The company has a stock based compensation plan as of September 30, 2003. The accounting for the plan is based on Accounting Principles Board Opinion No. #25 (APB 25). Accordingly, no compensation cost has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standard No. 123 “ Accounting for Stock Based Compensation” (SFAS 123) the company has elected to provide the disclosure-only option provided for by SFAS 123.

	Nine months ended		Three months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income as reported	$1,358,453	$1,032,505	$449,056	$374,757
Less: Stock based compensation using fair value method (net of tax)	16,502	17,500	5,625	5,834

Pro forma net income	$1,341,951	$1,015,005	$443,431	$368,923

Basic earnings per share
As reported	$0.85	$0.65	$0.28	$0.24
Pro forma	$0.84	$0.64	$0.28	$0.23
Diluted earnings per share
As reported	$0.82	$0.63	$0.27	$0.23
Pro forma	$0.81	$0.62	$0.27	$0.22

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

Item 2. Management’s Discussion and Analysis (Continued)

Comparison of Results of Operations for Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002:

Net Income

     The company’s net income was $1.4 million, or $.82 diluted earnings per share, for the nine months ended September 30, 2003 as compared to net income of $1.0 million, or $.63 per share, for the nine months ended September 30, 2002. This improvement in earnings reflects the continued growth in the level of earning assets between the two periods. The level of average earning assets was $188.5 million for the nine months ended September 30, 2003 as compared to $160.6 million for the nine months ended September 30, 2002. This reflects a 17.4% increase in the level of average earning assets for the two periods. Net interest margin was 4.04% for the nine months ended September 30, 2003 as compared to 4.31% for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, loans represented 58.3% of earning assets as compared to 57.9% of earning assets for the nine months ended September 30, 2002. Non-interest income increased 20.2% to $1.1 million for the nine months ended September 30, 2003 as compared to $897,000 for the nine months ended September 30, 2002. During this same period non-interest expense increased 16.3% to $4.6 million for the nine months ended September 30, 2003 as compared to $3.9 million for the nine months ended September 30, 2002.

Net Interest Income

     The table on page 10 shows yields and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2003 and 2002, along with average balances and the related interest income and interest expense amounts.

Net interest income was $5.7 million during the nine months ended September 30, 2003 as compared to $5.2 million for the nine months ended September 30, 2002. This improvement of net interest income is a result of the increase in the level of earning assets. The net interest margin was 4.04% for the nine months ended September 30, 2003 as compared to 4.31% for the nine months ended September 30, 2002. Interest income during the nine months ended September 30, 2003 was $7.5 million as compared to $7.3 million for the nine months ended September 30, 2002. The yield on earning assets was 5.33% for the nine months ended September 30, 2003 as compared to 6.06% for the same period in 2002. The largest component of interest income for the nine months ended September 30, 2003 was interest on loans and amounted to $5.7 million as compared to $5.2 million for the comparable prior year period. The overall yield on loans was 6.88% for the nine months ended September 30, 2003 as compared to 7.52% for the nine months ended September 30, 2002. The investment portfolio income

Item 2: Management Discussion and Analysis (Continued)

decreased $161,000, or 8.51%, to $1.7 million for the nine months ended September 30, 2003 as compared to $1.9 million for the nine months ended September 30, 2003. The yield on the investment portfolio for the nine months ended September 30, 2003 was 3.77% as compared to 4.57% for the comparable period in 2003. Interest on overnight investments decreased $20,000, or 13.3%, to $133,000 for the nine month period ended September 30, 2003 as compared to $153,000 for the nine month period ended September 30, 2002. The yield on these investments was 1.04% for the nine months ended September 30, 2003 as compared to 1.67% for the same period in 2002.

Interest expense during the nine months ended September 30, 2003 was $1.8 million with an average rate paid on interest-bearing liabilities of 1.61% as compared to $2.1 million and 2.11% during the nine months ended September 30, 2002. Average interest-bearing liabilities were $151.2 million for the nine months ended September 30, 2003 as compared to $133.1 million during the same period in the prior year.

The company remains slightly liability sensitive and as a result would generally benefit from decreasing market rates and is negatively impacted in a rising rate environment. The company closely monitors the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The company has established guidelines for monitoring interest sensitivity and uses both a gap analysis and asset/liability modeling to assess and monitor the impact of changing interest rates. Neither of these methods are precise indicators of the interest sensitivity position of the company due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities. Due to the fact that market interest rates are at their lowest levels in many years, further declines in interest rates may not result in the magnitude of change in asset and liability repricing and would result in an adverse pressure on the company’s net interest margin. Certain core deposits may have already priced to floor levels, making it unlikely that the company could adjust these liability rates by the same magnitude of any further rate declines.

Provision and Allowance for Loan Losses

At September 30, 2003 the allowance for loan losses amounted to $1.9 million, or 1.6% as compared to $1.5 million or 1.5% at December 31, 2002. The company’s provision for loan loss was $132,000 for the nine months ended September 30, 2003 as compared to $572,000 for the nine months ended September 30, 2002. The provision was made based on management’s assessment of general loan loss risk and asset quality. The objective of management is to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans. During 2002 management began to build it’s reserves to the mid to upper range of this objective due to declining economic conditions and increased charge-offs in 2001 and 2002. During the first six

Item 2. Management’s Discussion and Analysis (Continued)

months of 2003 the company has recovered certain of these charge-offs and has slightly exceeded its target for the allowance for loan losses. As a result, the provision for loan losses was funded at a lower amount for the nine months ended September 30, 2003 as compared to the same period in 2002. At September 30, 2003 the company had $62,000 in loans delinquent more than 90 days, and loans totaling $195,000 that were delinquent more than 30 days. The company had three loans in a nonaccrual status in the amount of $212,000 at September 30, 2003.

Allowance for Loan Losses

	Nine Month Ended September 30,

(Dollars in thousands)	2003	2002

Average loans outstanding	$109,961	$92,945

Loans outstanding at period end	$117,378	$95,711

Total non-performing loans	$212	$237

Beginning balance of allowance	$1,525	$1,000
Loans charged-off:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	—	141
Installment & credit card	16	4

Total loans charged-off	16	145

Recoveries:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	239	10
Installment & credit card	1	1

Total recoveries	240	11

Net loan charge offs (recoveries)	224	134

Provision for loan losses	132	572

Balance at period end	$1,881	$1,438

Net charge -offs to average loans	(0.20%)	0.14%
Allowance as percent of total loans	1.60%	1.50%
Non-performing loans as % of total loans	0.18%	0.24%
Allowance as % of non-performing loans	887.3%	606.7%

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in

Item 2. Management Discussion and Analysis (Continued)

nonaccrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At September 30, 2003, the company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Non-interest Income and Expense

Non-interest income during the nine months ended September 30, 2003 was $1.1 million as compared to $897,000 for the nine months ended September 30, 2002. Increases in non-interest income included an increase in deposit service charges of $79,000, an increase in fees on the sale of non-deposit investment products of $45,000, and an increase in mortgage loan origination fees of $103,000. Increased deposit service charges resulted from the significant increase in deposit balances during the comparable periods. The company originates mortgage loans, which are closed in the name of a third party, for which the company receives a fee. These fees increased as a result of the historically low interest rates during the nine months ended September 30, 2003. The lower rate environment resulted in a significant increase in the amount of refinancing taking place in the market.

Non-interest expense amounted to $4.6 million as compared to $3.9 million during the nine months ended September 30, 2003 and 2002, respectively. This increase includes increases in all categories of non-interest expense during the two periods. Salary and employee benefits increased $448,000, or 22.5%, in the nine months ended September 30, 2003 as compared to the comparable period in 2002. This increase is primarily a result of having approximately seven full time equivalent employees more during the first nine months of 2003 as compared to the first nine months of 2002. These positions were hired to support the continued growth in the bank. Equipment expense increased $98,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This primarily relates to increased equipment maintenance cost and software and hardware upgrade and enhancement cost. During the first nine months of 2003 the bank introduced an internet banking product, upgraded its teller and customer service platform systems and converted its ATM/debit card systems to a real time basis. In addition, the bank installed three new ATMs at its branch locations. Each of these initiatives contributed to the increased equipment expenses. Marketing and public relations expense increased by $44,000 in the nine months ended September 30, 2003 as compared to the same period in the prior year. This increase is a result of planned increases in marketing efforts during 2002.

Item 2. Management’s Discussion and Analysis (Continued)

Comparison of Results of Operations for Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002:

Net income for the third quarter of 2003 was $449,000 ($0.27 per diluted share), as compared to $375,000 ($0.23 per diluted share) during the comparable period in 2002. This increase is partially due to an increase in net interest income of $134,000 for the three months ended September 30, 2003 from $1.8 million in 2002 to $1.9 million in 2003. In addition, non-interest income increased by $86,000 from $285,000 for the three months ended September 30, 2002 to $371,000 in the same period of 2003.

Average earning assets were $185.9 million during the third quarter of 2003 as compared to $172.6 million during the third quarter of 2002. The table on page 11 shows yields and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2003 and 2002, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets decreased to 5.3% in the third quarter of 2003 as compared to 5.8% in the third quarter of 2002. The cost of interest bearing liabilities was 1.5% in third quarter of 2003 as compared to 1.9% in the third quarter of 2002.

Total non-interest income increased by $86,000 during the third quarter of 2003 as compared to the same period in 2002. Deposit service charges increased by $25,000, mortgage loan fees increased by $15,000 and fees on the sale of non-deposit investment products increased by $43,000 in the three months ended September 30, 2003 as compared to the same period in 2002. As explained in the nine month results increased deposit balances and the low interest rate environment contributed to the increases.

The provision for loan losses was $35,000 for the three months ended September 30, 2003 as compared to $135,000 during the same period in 2003. As explained in the analysis of the nine month results the company began to build its allowance for loan losses in 2002 and has subsequently recovered certain prior charge-offs and has funded the allowance at lower levels in 2003 as compared to 2002.

Total non-interest expense increased by $198,000 in the third quarter of 2003 as compared to the same quarter of 2002. This increase is primarily a result of a $129,000 increase in salary and benefits expense, and a $45,000 increase in equipment expense. The increase in salary and benefits was a result of having approximately seven more full time equivalent employees during the third quarter of 2003 as compared to the same period in 2002. The increase in equipment expense was primarily a result of cost associated with upgrading the teller and customer service platform systems as well as introducing internet banking in the during 2003.

Item 2. Management’s Discussion and Analysis (Continued)

Financial Position

Assets totaled $205.0 million at September 30, 2003 as compared to $195.2 million at December 31, 2002 an increase of $9.8 million. At September 30, 2003, loans accounted for 61.4% of earning assets, as compared to 55.6% at December 31, 2002. Loans grew by $17.4 million during the nine months ended September 30, 2003 from $100.0 million at December 31, 2002 to $117.4 million at September 30, 2003. The loan to deposit ratio at September 30, 2003 was 66.9% as compared to 59.5% at December 31, 2002. It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning asset growth was funded by growth in deposits of $7.3 million from $168.1 million at December 31, 2002 to $175.4 million at September 30, 2003.

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Management is committed to achieving its asset mix goals without sacrificing asset quality. Loans averaged $110.0 million during for the nine months ended September 30, 2003.

     The following table shows the composition of the loan portfolio by category:

	September 30,		December 31,

	2003		2002

(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$11,309	9.6%	$10,688	10.7%
Real estate:
Construction	7,105	6.1%	7,533	7.5%
Mortgage – residential	11,671	9.9%	11,055	11.1%
Mortgage – commercial	70,744	60.3%	55,290	55.3%
Consumer	16,549	14.1%	15,425	15.4%

Total gross loans	117,378	100.0%	99,991	100.0%

Allowance for loan losses	(1,881)		(1,525)

Total net loans	$115,497		$98,466

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

Item 2. Management’s Discussion and Analysis (Continued)

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represents 32.8% of total assets at September 30, 2003. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be extremely sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 2003 the amount of certificates of deposits of $100,000 or more represented 16.1% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits. Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $24.6 million, including $10.2 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million and a secondary offering in July 1998 through which the company raised an additional $6.6 million in net proceeds. This capital along with expected continued retained earnings is sufficient to fund the operations of the bank. The company anticipates that the bank will remain a well capitalized institution. Shareholder’s equity was 9.3% of total assets at September 30, 2003 as compared to 9.4% at December 31, 2002. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.0%, 12.2%

Item 2. Management’s Discussion and Analysis (Continued)

and 7.6%, respectively at September 30, 2003. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.3%, 14.6% and 9.0%, respectively at September 30, 2003. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 3.0%, respectively.

Item 2: Management’s Discussion and Analysis (Continued)

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2003			Nine months ended September 30, 2002

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$109,961,269	$5,655,060	6.88%	$92,945,484	$5,228,955	7.52%
Securities:	61,456,102	1,731,502	3.77%	55,453,950	1,893,437	4.57%
Other short-term investments	17,059,275	132,744	1.04%	12,233,541	153,146	1.67%

Total earning assets	188,476,646	7,519,306	5.33%	160,632,975	7,275,538	6.06%

Cash and due from banks	6,619,066			5,113,557
Premises and equipment	7,268,372			6,630,024
Other assets	2,184,110			2,330,680
Allowance for loan losses	(1,726,235)			(1,168,777)

Total assets	$202,821,959			$173,538,459

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$32,253,868	$48,838	0.20%	$26,205,386	$60,870	0.31%
Money market accounts	25,793,781	183,907	0.95%	27,216,393	322,352	1.58%
Savings deposits	11,801,073	62,962	0.71%	8,912,728	63,686	0.96%
Time deposits	74,395,172	1,487,382	2.67%	65,654,436	1,623,479	3.31%
Other borrowings	6,913,181	37,146	0.72%	5,068,357	32,812	0.87%

Total interest-bearing liabilities	151,157,075	1,820,235	1.61%	133,057,300	2,103,199	2.11%

Demand deposits	31,588,237			22,341,602
Other liabilities	1,252,745			920,980
Shareholders’ equity	18,823,902			17,218,577

Total liabilities and shareholders’ equity	$202,821,959			$173,538,459

Net interest spread			3.72%			3.94%
Net interest income/margin		$5,699,071	4.04%		$5,172,339	4.31%

Item 2: Management’s Discussion and Analysis (Continued)

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended September 30, 2003			Three months ended September 30, 2002

	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$115,339,717	$1,951,890	6.71%	$95,210,416	$1,782,347	7.43%
Securities:	55,709,225	504,787	3.59%	61,948,779	653,456	4.18%
Other short-term investments	14,898,758	33,559	0.89%	15,431,427	63,906	1.64%

Total earning assets	185,947,700	2,490,236	5.31%	172,590,622	2,499,709	5.75%

Cash and due from banks	7,274,146			6,160,305
Premises and equipment	7,483,487			6,607,397
Other assets	2,211,356			2,318,087
Allowance for loan losses	(1,865,616)			(1,356,821)

Total assets	$201,051,073			$186,319,590

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$31,012,268	$15,274	0.20%	$33,213,157	$24,652	0.29%
Money market accounts	22,703,397	48,364	0.85%	28,030,314	105,775	1.50%
Savings deposits	12,549,463	20,870	0.66%	9,460,885	22,689	0.95%
Time deposits	73,002,144	443,755	2.41%	67,130,547	526,901	3.11%
Other borrowings	7,407,927	20,423	1.09%	5,252,986	11,445	0.86%

Total interest-bearing liabilities	146,675,199	548,686	1.48%	143,087,889	691,462	1.92%

Demand deposits	34,063,527			24,638,984
Other liabilities	1,295,294			822,823
Shareholders’ equity	19,017,053			17,769,894

Total liabilities and shareholders’ equity	$201,051,073			$186,319,590

Net interest spread			3.83%			3.83%
Net interest income/margin		$1,941,550	4.14%		$1,808,247	4.16%

PART I

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

     (b)  Not applicable

Item 3. Defaults Upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to shareholders to vote during the quarter ended September 30, 2003.

Item 5. Other Information.

     None

PART II

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-86258 on Form S-1).

Item 6. Exhibits and Reports on Form 8-K (Continued)

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

*Denotes executive compensation contract or arrangement.

     (b)  Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended September 30, 2003

On July 16, 2003 the company filed to disclose the issuance of a press release announcing its financial results for the second quarter ended June 30, 2003.

On August 22, 2003 the company filed providing information relative to participation in the Bank Investor Symposium at the Regency Hyatt in Greenville, South Carolina on August 22, 2003.

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

FIRST COMMUNITY CORPORATION

(REGISTRANT)

Date: November 12, 2003	By:	/s/ Michael C. Crapps

Michael C. Crapps
President and Chief Executive Officer

	By:	/s/ Joseph G. Sawyer

Joseph G. Sawyer
Senior Vice President, Principal Financial
Officer