Form 10KSB
period 2003-12-31
FIRST COMMUNITY CORP /SC/
filed 2004-03-25
CIK 932781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(No fee required)

For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock as of March 15, 2004, held by non-affiliates of the registrant based on the closing price as of March 15, 2004, was $31,246,252

The issuer’s revenues for its most recent fiscal year were $11,468,000. 1,598,401 shares of the issuer’s common stock were issued and outstanding as of March 15, 2004.

Documents Incorporated by Reference

Portions of the Registrants definitive Proxy Statement for its May 19, 2004 Annual Meeting of Shareholders, are incorporated by reference into Part III thereof.

Transitional Small Business Disclosure Format. (Check one): Yes [  ] No [X]

PART I

Item 1. Business.

General

First Community Corporation was incorporated as a South Carolina corporation on November 2, 1994, primarily to own and control all of the capital stock of First Community Bank, N.A. The company presently engages in no business other than owning and managing the bank. The bank is a national banking association, which engages in a commercial banking business from its main office in Lexington, South Carolina and five branch offices in Richland and Lexington counties of South Carolina. The bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and it is a member of the Federal Reserve System.

In July 1995, the Company completed its initial public offering of 688,077 shares of its common stock, at a price of $10.00 per share. On August 17, 1995, the bank opened for business. On July 10, 1998 the company closed a secondary offering in which it issued 517,500 shares of common stock. The net proceeds received in the secondary offering were approximately $6.6 million after deducting issuance costs. The proceeds were used to purchase properties and construct and outfit three branches over an 18 month period. The estimated cost for the three branches was approximately $3.0 million. The remaining proceeds are being used to support the growth of the three new branch offices, as well as the company’s two existing branches, and for other general corporate purposes. On February 9, 2001 the company acquired a sixth office when it purchased certain assets and assumed certain liabilities associated with the Chapin, South Carolina branch of Newberry Federal Savings Bank.

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

Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland and Lexington Counties, which include the primary service areas for the existing six sites of the bank, had an estimated population in 2000 of 536,691. Lexington County had a population of 216,014 and Richland County had a population of 320,677. The principal components of the economy within the company’s market areas are service industries, government, and wholesale and retail trade. The largest employers in the area each of which employs in excess of 3,000 people in the Midlands area, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation. The area has experienced steady growth over the past 10 years and the company expects the area, as well as the service industry needed to support it, will to continue to grow. Both Richland and Lexington Counties have one of the highest per capita personal incomes in the state, at $29,211 and $27,645 respectively in 2001 compared to $24,840 for South Carolina as a whole.

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

Other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank offers non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through GAA Securities, Inc. The bank is associated with Jeannie, Star and Plus networks of automated teller machines and Mastermoney debit cards that may be used by bank customers throughout South Carolina and other regions. The bank also offers VISA and Mastercard credit card services through a correspondent bank as an agent for the bank.

The bank does not currently exercise trust powers, but can begin to do so with the prior approval of the OCC.

Competition

The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere. As of June 30, 2003, there were 16 commercial banks operating approximately 146 offices and two thrifts with a total of seven offices in the Lexington and Richland county area.

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

Employees

The bank presently has 70 full-time employees and three part-time employees. The company does not have any employees other than its officers, none whom receive any additional remuneration for their services to the company.

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

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Check 21

          On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	Allows check truncation without making it mandatory;

•	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

•	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

          This new legislation will likely have a dramatic impact on bank capital spending as many financial institutes assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

          The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

          Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

          Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

          The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

     The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 4%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

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

          These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

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

Item 2. Description of Property.

Lexington Property. The principal place of business of both the company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the bank’s main office is a 2.29 acre plot of land. The site was purchased for $576,000. The company and the bank are operating in an 8,500 square foot facility located on this site. In October 2000 the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300,000 for future expansion. This site is designed to allow the addition of 12,000 to 18,000 square feet to the facility at some future date and as needed.

Forest Acres Property. The bank operates a branch office facility at 4404 Forest Drive, Columbia, South Carolina 29206. The Forest Acres site is a .71 acre plot of land which was acquired at a cost of $376,000. The banking facility is approximately 4,000 square feet with a total cost of construction of approximately $545,000 including paving and landscaping.

Irmo Property. The bank operates a branch office facility at 1030 Lake Murray Boulevard, Irmo, South Carolina 29063. The Irmo site is approximately a 1.00 acre plot of land which was acquired at a cost of $449,000. The banking facility is approximately 3,200 square feet with a total cost of construction of approximately $630,000 including paving and landscaping.

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

Chapin Office. The company operates a branch office facility at 137 Amicks Ferry Rd., Chapin, South Carolina 29036. The facility is approximately 2200 square feet and is located on three acres of land. The total cost of the facility and land was approximately $695,000.

Northeast Columbia. The company has acquired a 1.0 acre lot located at 9822 Two Notch Rd, Columbia, South Carolina 29223 and is constructing a branch office. The opening of the branch is scheduled for April 2004. The cost of the land was $525,000 and total cost of construction is approximately $649,000.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, par value $1.00 per share (the “Common Stock”). As of March 15, 2004, 1,598,401 were issued and outstanding, held by approximately 1,531 shareholders of record. On January 24, 2002 the board of directors approved a 5-for-4 stock split in the form of a stock dividend payable on February 28, 2002 to stockholders of record on January 31, 2002. On January 15, 2003 the Company stock began trading on the Nasdaq Small Cap market under the trading symbol of FCCO. Prior to January 15, 2003 the stock was quoted on the OTC Bulletin Board under the trading symbol FCCO.OB.

On May 20, 2002, August 15, 2002 and November 15, 2002, the company paid cash dividends to its shareholders of record as of May 6, 2002, July 31, 2002 and October 31, 2002, respectively at $0.04 per share. Prior to such dividends the company had not declared or distributed any cash dividends to its shareholders since inception.

On February 14, 2003, the company paid a cash dividend to its shareholders of record as of January 31, 2003 at $0.04 per share. On May 15, 2003, August 15, 2003 and November 14, 2003 the company paid cash dividends to its shareholders of record as of April 30, 2003, July 31, 2003 and October 31, 2003, respectively, at $0.05 per share.

The company expects comparable dividends to be paid to the shareholders for the foreseeable future. Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. As a national bank, First Community Bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2003, the bank had $3,873,000 free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

The following table sets forth the high and low sales price information as reported by Nasdaq in 2003 and the high and low bid information as reported by the OTC in 2002. The prices have been adjusted for all periods to reflect the effects of the June 30, 2001, 5% stock dividend and the February 28, 2002, 5-for-4 stock split.

	2003		2002
	High	Low	High	Low
First Quarter	$17.09	$14.00	$14.00	$9.57
Second Quarter	$19.47	$16.35	$14.50	$13.00
Third Quarter	$18.30	$20.16	$14.50	$12.25
Fourth Quarter	$19.60	$22.30	$13.30	$12.50

The price listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6. Management’s Discussion and Analysis.

First Community Corporation
Selected Financial Data

(Amounts in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001	2000	1999
Operations Statement Data:
Net interest income	$7,648	$7,044	$5,523	$4,376	$3,652
Provision for loan losses	167	677	407	161	210
Non-interest income	1,440	1,232	938	594	481
Non-interest expense	6,158	5,377	4,381	3,306	2,669
Income taxes	965	758	569	519	436

Net income	$1,797	$1,464	$1,104	$984	$818

Per Share Data:
Net income diluted (1)	$1.08	$0.90	$0.68	$0.61	$0.50
Cash dividends	0.19	0.12	—	—	—
Book value at period end (1)	12.21	11.61	10.56	9.70	8.86
Tangible book value at period end (1)	11.74	11.02	9.85	9.70	8.86
Balance Sheet Data:
Total assets	$215,029	$195,201	$156,555	$111,986	$94,889
Loans, net	119,304	98,466	86,518	67,110	51,593
Securities	58,954	69,785	46,366	28,735	30,722
Deposits	185,259	168,062	134,402	92,755	76,971
Shareholders’ equity	19,509	18,439	16,776	15,369	14,041
Average shares outstanding (1)	1,590	1,588	1,585	1,584	1,584
Performance Ratios:
Return on average assets	0.88%	0.82%	0.77%	0.94%	0.90%
Return on average equity	9.49%	8.35%	8.00%	6.76%	5.90%
Net interest margin	4.02%	4.26%	4.19%	4.59%	4.33%
Asset Quality Ratios:
Allowance for loan losses to period end total loans	1.41%	1.53%	1.14%	1.28%	1.35%
Allowance for loan losses to non-performing assets	2,123.60%	1,059.24%	247.52%	N/A	N/A
Non-performing assets to total assets	.04%	.07%	0.26%	N/A	N/A
Net charge-offs (recoveries) to average loans	(.01%)	.16%	0.35%	(0.02%)	0.08%

	Year ended December 31,
	2003	2002	2001	2000	1999
Capital and Liquidity Ratios:
Tier 1 risk-based capital	13.21%	14.03%	14.90%	19.30%	22.80%
Total risk-based capital	14.42%	15.28%	15.90%	20.40%	24.00%
Leverage ratio	8.87%	8.77%	10.00%	13.80%	15.00%
Equity to assets	9.07%	9.45%	10.72%	13.72%	14.80%
Dividend payout ratio	16.81%	13.04%	—	—	—
Average loans to average deposits	63.33%	60.71%	68.66%	67.14%	61.80%

(1)	Adjusted for the June 30, 2001 5% stock dividend and the February 28, 2002 5-for-4 stock split.

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

Overview

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

          The company experienced asset growth during 2003 with assets totaling $215.0 million at December 31, 2003, increasing by 10.2% or $19.8 million from December 31, 2002. The asset growth was primarily funded by deposit growth of $17.2 million or 10.2%. Deposits totaled $185.3 million at December 31, 2003 compared to $168.1 million at December 31, 2002.

          The company’s net income increased $333,000 in 2003, or 22.7%, over the year ended December 31, 2002. Net income was $1.8 million, or $1.08 diluted earnings per share, in 2003, compared to $1.5 million, or $.90 diluted earnings per share, in 2002. On January 24, 2002 the board of directors approved a 5-for-4 stock split payable February 28, 2002. Per share data has been adjusted for all periods to reflect the stock split.

          The following discussion describes further our results of operations for 2003 as compared to 2002 and 2002 compared to 2001 and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

          We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2003, 2002, and 2001 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

          There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

          In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

          The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Results of Operations

The company’s net income was $1.8 million, or $1.08 diluted earnings per share, for the year ended December 31, 2003, as compared to net income of $1.5 million, or $0.90 diluted earnings per share, for the year ended December 31, 2002, and $1.1 million, or $0.68 diluted earnings per share, for the year ended December 31, 2001. The increase in net income for 2003 as compared to 2002 resulted primarily from an increase in the level of average earning assets of $24.8 million. The effects of the increase in earning assets was somewhat offset by a decrease in the net interest margin from 4.26% in 2002 as compared to 4.02% during 2003. Net interest income increased from $7.0 million in 2002 to $7.6 million in the year ended December 31, 2003. A lower provision for loan losses during 2003 of $167,000 in 2003 as compared to $677,000 in 2002 also contributed to the increase in net income for 2003 as compared to 2002. The lower provision for loan losses was possible as a result of the company realizing a substantial recovery on a loan charged off in a previous period. Non-interest income increased from $1.2 million in 2002 to $1.4 million in 2003 due primarily to increased deposit service charges resulting from higher average deposit account balances as well as increased fees on the sale of non-deposit investment products. Non-interest expense increased to $6.2 million in 2003 as compared to $5.4 million in 2002. This increase is attributable to increases in all expense categories required to support the continued growth of the bank over the last several years.

The increase in net income from 2002 to 2001 resulted primarily from two factors, which included an increase in the level of average earning assets of $33.7 million as well as an increase of 7 basis points in the net interest margin. Earning assets averaged $131.8 million in 2001 as compared to $165.5 million in 2002. Non-interest income increased from $938,000 in 2001 to $1.2 million in 2002 due to increased deposit service charges and increases in mortgage origination fees. Non-interest expense increased to $5.4 million in 2002 as compared to $4.4 million in 2001. This increase was primarily due to the cost associated with expansion of three branch offices during 1999 through 2001, and expansion of the support infrastructure necessary to support the operation of these new offices.

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

Net interest income totaled $7.6 million in 2003, $7.0 million in 2002 and $5.5 million in 2001. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.71% in 2003 as compared to 3.91% in 2002 and 3.50% in 2001. The reason for the increase in net interest income between 2003 and 2002 was due to the $24.8 million increase in the level of earning assets between the two periods offset by a decrease of 24 basis point in the net interest margin. The increase in net interest income between 2002 and 2001 was due to the $33.7 million increase in the level of earning assets between the two periods as well as a 7 basis point increase in the net interest margin. In 2003 loans represented 58.8% of average earning assets as compared to 56.8% and 60.3% in 2002 and 2001, respectively. Loans typically provide a higher yield than other types of earning assets and thus one of the company’s goals continues to be to grow the loan portfolio as a percentage of earning assets. The yield on earning assets decreased from 5.95% in 2002 to 5.27% in 2003. The yield on earning assets was 7.29% in 2001. In 2001 the yield on earning assets was 7.29%. The decrease was a result of the historically low market interest rates that began in 2002 and existed throughout 2003. This decrease in yield on average earning assets was offset partially offset by a decrease in the rate paid on interest-bearing liabilities to 1.56% in 2003 from 2.04% and 3.79% in 2002 and 2001, respectively.

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

Average Balances, Income, Expenses and Rates

(In thousands)

	Year ended December 31,
	2003			2002			2001
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans	$111,928	$7,582	6.77%	$93,992	$7,025	7.47%	$79,466	$6,855	8.63%
Securities	60,261	2,267	3.76%	58,462	2,614	4.47%	40,766	2,310	5.67%
Other short-term investments (2)	18,089	179	.99%	13,074	208	1.59%	11,548	446	3.86%

Total earning assets	190,278	10,028	5.27%	165,528	9,847	5.95%	131,780	9,611	7.29%

Cash and due from banks	6,626			5,359			3,808
Premises and equipment	7,440			6,644			6,564
Other assets	2,195			2,362			2,186
Allowance for loan losses	(1,744)			(1,245)			(1,005)

Total assets	$204,795			$178,648			$143,333

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$31,892	66	0.21%	$27,509	80	0.29%	$15,475	118	0.76%
Money market accounts	25,122	231	.92%	27,848	413	1.48%	22,158	716	3.23%
Savings deposits	12,041	84	.70%	8,917	82	.92%	7,155	142	1.98%
Time deposits	75,391	1,927	2.56%	67,500	2,185	3.24%	59,173	2,990	5.05%
Other short term borrowings	7,855	72	.92%	5,305	43	.81%	4,003	122	3.05%

Total interest-bearing liabilities	152,301	2,380	1.56%	137,079	2803	2.04%	107,964	4,088	3.79%

Demand deposits	32,304			23,045			18,149
Other liabilities	1,243			983			1,121
Shareholders’ equity	18,947			17,541			16,099

Total liabilities and shareholders’ equity	$204,795			$178,648			$143,333

Net interest spread			3.71%			3.91%			3.50%
Net interest income/margin		$7,648	4.02%		$7,044	4.26%		$5,523	4.19%

(1)	All loans and deposits are domestic. Average loan balance includes non-accrual loans.

(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified has been allocated proportionately to the change due to volume and due to rate.

(In thousands)

	2003 versus 2002			2002 versus 2001
	Increase (decrease ) due to			Increase (decrease ) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$1,256	$(700)	$556	$631	$(461)	$170
Investment securities	78	(425)	(347)	591	(287)	304
Other short-term investments (1)	64	(92)	(28)	69	(307)	(238)

Total earning assets	1,377	(1,196)	181	842	(606)	236

Interest-bearing liabilities
Interest-bearing transaction accounts	(11)	25	(14)	(194)	155	(39)
Money market accounts	(37)	(144)	(181)	274	(577)	(303)
Savings deposits	25	(23)	2	51	(111)	(60)
Time deposits	236	(495)	(259)	518	(1,322)	(804)
Other short term borrowings	23	7	30	63	(142)	(79)

Total interest-bearing liabilities	288	(710)	(422)	1,821	(3,106)	(1,285)

Net interest income			$603			$1,521

Interest Sensitivity. The company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by the company is the measurement of the company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability modeling is performed by the company to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk. Neither the “gap” analysis or asset/liability modeling are precise indicators of the interest sensitivity position of the company due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities. Due to the fact that market interest rates are at their lowest levels in many years, further declines in interest rates would likely not result in the same magnitude of change in asset and liability repricing and would result in adverse pressure on the company’s net interest margin. Certain core deposits may have already repriced to floor levels, making it unlikely that the company could adjust these liability rates by the same magnitude of any further rate declines.

The following table illustrates the company’s interest rate sensitivity at December 31, 2003.

Interest Sensitivity Analysis

(In thousands)

	December 31, 2003
		After	After Six
	Within	Three	Through	One Year	Over Five
	Three	Through	Twelve	through	Years or
	Months	Six Months	Months	Five Years	Nonsensitive	Total
Assets
Earning assets
Loans (1)	$49,867	$5,551	$7,462	$57,869	$179	$120,928
Securities	500	6,000	530	30,104	21,820	58,954
Federal funds sold, securities purchased under agreements to resell and other earning assets	19,557					19,557

Total earning assets	69,924	11,551	7,992	87,973	21,999	199,439

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	4,250	4,202	8,403	16,806		33,661
Money market accounts	23,355					23,355
Savings deposits	1,403	1,403	2,806	5,611		11,223
Time deposits	26,419	15,668	20,294	17,595		79,976

Total interest-bearing deposits	55,427	21,273	31,503	40,012		148,215
Other short term borrowings	4,101		1,000	4,000		9,101

Total interest-bearing liabilities	59,528	21,273	32,503	44,012		157,316

Period gap	$10,396	$(9,722)	$(24,511)	$43,961	$21,999	$42,123
Cumulative gap	$10,396	$674	$(23,837)	$20,124	$42,123
Ratio of cumulative gap to total earning assets	5.2%	.3%	(11.9%)	10.1%	21.1%

(1) Loan balances do not include non-accrual loans in the amount of $80,000 at December 31, 2003.

The company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The company currently is liability sensitive within one year. However, the company’s gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

The company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not prove to be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. As of December 31, 2003 management has implemented a system allocating the allowance for loan losses to specific components of the loan portfolio. Prior to December 31, 2003 the allowance was allocated on an overall portfolio basis. Allocation of the allowance to specific loan components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the loan portfolio. The objective of management has been to fund the allowance for loan losses at approximately 1.1% to 1.5% of total loans until a tested historical loss experience has been established. During 2002 management began to build the allowance to the mid to upper range of this objective due to declining economic conditions and increased charge-offs in 2001 and 2002. During the first six months of 2003 the company recovered certain of these charge-offs and had slightly exceeded its target for the allowance for loan losses. As a result, the provision for loan losses was funded at a lower amount throughout 2003 as compared to 2002 and 2001. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions. Management has also established a loan review process to ensure that its loan loss allowance is adequate. This process includes a review by the management senior credit committee of all loans originated for $100,000 or more. In addition all loan relationships with aggregate credit of $500,000 or more are reviewed annually and loans regardless of amount criticized or classified by management in accordance with regulatory guidelines are reviewed quarterly.

At December 31, 2003 and 2002, the allowance for loan losses amounted to $1.7 million and $1.5 million, respectively. This represents 1.41% and 1.52% of outstanding loans at December 31, 2003 and 2002, respectively. At December 31, 2003, 2002 and 2001 the company had non-accrual loans in the amount of $80,000, $144,000 and $404,000 respectively. There was $96,000, $340,000 and $421,000 in loans delinquent greater than 30 days at December 31, 2003, 2002 and 2001, respectively. There were $109,000 and $24,000 in loans greater than 90 days delinquent at December 31, 2003 and 2002 and none as of December 31, 2001. The provision for loan losses was $167,000, $677,000 and $407,000 for the years ended December 31, 2003, 2002 and 2001, respectively .

Allowance For Loan Losses

(Dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Average loans outstanding	$111,928	$93,992	$79,466	$60,001	$46,064

Loans outstanding at period end	$121,009	$99,991	$87,519	$67,984	$52,297

Total non-performing loans	$80	$144	$404	—	—

Beginning balance of allowance	$1,525	$1,000	$873	$704	$532
Loans charged-off:
1-4 family residential mortgage	27	—	7	—	—
Home equity	—	—	—	5	—
Commercial	157	156	270	—	26
Installment & credit card	51	16	7	2	15

Total loans charged-off	235	172	284	7	41

Recoveries:
1-4 family residential mortgage	—	—	—	—	—
Home equity	—	19	—	—	—
Commercial	247	1	4	14	3
Installment & credit card	1	—	—	1	—

Total recoveries	248	20	4	15	3

Net loans charged off (recovered)	(13)	152	280	(8)	38

Provision for loan losses	167	677	407	161	210

Balance at period end	$1,705	$1,525	$1,000	$873	$704

Net charge -offs to average loans	(0.01%)	0.16%	0.35%	(0.02%)	0.08%
Allowance as percent of total loans	1.41%	1.53%	1.14%	1.28%	1.35%
Non-performing loans as % of total loans	0.07%	0.14%	0.46%	—	—
Allowance as % of non-performing loans	2123.60%	1059.03%	247.52%	—	—

Composition of the Allowance For Loan Losses

(In thousands)

		% of
	December 31,	loans in
	2003	category
Commercial, financial and agricultural	$167	9.5%
Real estate - construction	214	6.4%
Real estate mortgage:
Commercial	792	60.1%
Residential	293	9.8%
Consumer	85	14.2%
Unallocated	36	N/A

Total	$1,705	100.0%

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

Potential Problem Loans. A potential problem loan is one in which management has serious doubts about the borrower’s future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. At December 31, 2003, the company had no loans considered by management to be potential problem loans. The level of potential problem loans is one factor to be used in the determination of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

Noninterest Income. The company’s primary source of noninterest income is service charges on deposit accounts. In addition, the company originates mortgage loans that are closed in the name of a third party for which the company receives a fee. Other sources of noninterest income are derived from commissions on sale of non-deposit investment products, bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 2003 was $1.4 million as compared to $1.2 million for 2002, an increase of $208,000, or 16.8%. This increase is primarily a result of the growth in deposit account balances and the related deposit account fees. Deposit account fees amounted to $700,000 in 2003 as compared to $587,000 in 2002. Mortgage loan fee income increased to $343,000 for the year ended December 31, 2003 as compared to $300,000 in 2002. This increase was attributable to the continued low market interest rates throughout 2003 which resulted in more new home sales and significant mortgage refinancings. Commissions on the sale of non-deposit investment products increased $84,000 from $116,000 in 2002 to $200,000 in 2003. The company continues to place emphasis on sources of noninterest income by attempting to increase mortgage loan fee income and commissions on the sale of non-deposit investment products.

Noninterest income amounted to $938,000 in 2001. The increase in 2002 of $294,000, or 31.4%, as compared to 2001 is also primarily attributable to increased deposit account balances and the related deposit account fees. Deposit account fees increased $112,000, or 23.5%, in 2002 as compared to 2001. In addition, mortgage loan fees increased $83,000 from $217,000 in 2001 to $300,000 in 2002. As mentioned previously record low market interest rates contributing significantly to increased new home sales and home refinancings throughout 2002.

Noninterest Expense. In the very competitive financial services industry, management recognizes the need to place a great deal of emphasis on expense management and continually evaluates and monitors growth in discretionary expense categories in order to control future increases. The company has expanded its branch network over the last four years and has announced the opening of its seventh office in the second quarter of 2004. Along with this branch expansion the company has continued to improve the support infrastructure to enable the company to effectively manage the growth experienced over the last four years. As a result of management’s expansion strategy, all categories of noninterest expense have continued to increase over the last four years. Management anticipates that they will continue to seek de novo branch expansion opportunities in key markets within the midlands of South Carolina.

Noninterest expense increased to $6.2 million for the year ended December 31, 2003 from $5.4 million for the year ended December 31, 2002. Salary and employee benefits increased $566,000 in 2003 as compared to 2002. This increase resulted from an increase of 12 full time equivalent employees from 58 at December 31, 2002 to 70 at December 31, 2003. In addition, during 2002 the company added six new positions. All of these positions have been added to support the continued growth of the bank both in operation areas and branch offices. Equipment expense increased by $174,000, or 27.7%, in 2003, as compared to 2002. This is primarily attributable to increased depreciation and maintenance contract expense related to equipment purchased to upgrade and improve existing technology. During 2003 the company introduced an internet banking product, upgraded the teller and new account platform systems and upgraded the ATM and debit card processing system. In addition, the company installed ATMs at three branch locations that previously did not provide this service. The company continues to evaluate its technology systems in order to enhance its delivery of services. Noninterest expense in 2003, 2002 and 2001 includes amortization of the deposit premium intangible of $79,000, $185,000 and $124,000, respectively related to the acquisition of the Chapin office in February 2001. The deposit premium of $1.2 million is being amortized over a period of seven years. Marketing and public relations expense for 2003 increased by $29,000 as a result of planned increases in advertising to include the continued use of television media in our markets which was started in 2002.

Noninterest expense increased to $5.4 million for the year ended December 2002 from $4.4 million for the year ended December 31, 2001. Salary and employee benefit expense increased $384,000 in 2002 as compared to 2001. This increase resulted from an increase of six full time equivalent employees from 52 at December 31, 2001 to 58 at December 31, 2002. Equipment expense increased by $103,000 in 2002 as compared to 2001. During 2002 the company introduced check imaging and upgraded its telecommunications and data network systems. Marketing and public relations expense increased by $97,000 in 2002 as compared to 2001. This increase is attributable to planned increases in advertising to include the use of television media in our markets.

The following table sets forth for the periods indicated the primary components of non-interest expense:

(In thousands)

	Year ended December 31,
	2003	2002	2001
Salary and employee benefits	$3,307	$2,740	$2,356
Occupancy	395	340	294
Equipment	803	629	526

	Year ended December 31,
	2003	2002	2001
Marketing and public relations	273	244	147
Data processing	87	86	77
Supplies	126	161	110
Telephone	147	128	103
Correspondent services	78	72	78
Insurance	141	113	86
Professional fees	194	176	94
Postage	85	75	78
Amortization of intangibles	179	185	124
Other	343	428	308

	$6,158	$5,377	$4,381

Income Tax Expense

Income tax expenses for the year ended December 31, 2003 were $965,000, or 34.9%, of income before taxes as compared to $758,000, or 34.1%, of income before taxes for the year ended December 31, 2002. Income taxes for 2001 were $569,000, or 34.0%, of income before taxes. The company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. At current established federal and state statutory income tax rates it is anticipated that income tax expense for the company will remain approximately 34.0% to 35.0% of income before taxes in the future.

Financial Position

Total assets at December 31, 2003 were $215.0 million as compared to $195.2 million at December 31, 2002. Average earning assets increased to $190.3 million during 2003 as compared to $165.5 million during 2002. Asset growth included a net increase in loans of $20.8 million from $98.5 million at December 31, 2002 to $119.3 million at December 31, 2003. Investment securities decreased $10.8 million from $69.8 million at yearend 2002 to $59.0 million at December 31, 2003. The growth in assets was primarily funded by an increase in deposit account balances of $17.2 million from $168.1 million at December 31, 2002 to $185.3 million at December 31, 2003. During August 2003 the company borrowed $5.0 million in advances from the Federal Home Loan Bank of Atlanta (FHLB). The advances are collateralized by investment securities held in safekeeping at the FHLB. Shareholders’ equity totaled $19.5 million at December 31, 2003 as compared to $18.4 million at December 31, 2002. This increase was a result of retained earnings of $1.5 million offset by a decrease of the unrealized gain on available for sale securities $526,000 during 2003.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets. At December 31, 2003 loans accounted for 60.6% of earning assets as compared to 58.6% of earning assets at December 31, 2002. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Management is committed to achieving its asset mix goals management without sacrificing asset quality. Loans averaged $111.9 million during 2003, as compared to $100.0 million in 2002.

The following table shows the composition of the loan portfolio by category:

(in thousands)

	December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural	$11,518	9.5%	$10,688	10.7%	$12,408	14.2%	$12,414	18.3%	$10,833	9.5%
Real estate:
Construction	7,782	6.4%	7,533	7.5%	10,126	11.6%	3,879	5.7%	4,943	6.4%
Mortgage - residential	11,804	9.8%	11,055	11.1%	9,272	10.6%	8,327	12.2%	7,849	9.8%
Mortgage - commercial	72,668	60.1%	55,290	55.3%	41,744	47.7%	31,525	46.4%	20,140	60.1%
Consumer	17,237	14.2%	15,425	15.4%	13,968	15.9%	11,839	17.4%	8,532	14.2%

Total gross loans	121,009	100.0%	99,991	100.0%	87,518	100.0%	67,984	100.0%	52,297	100.0%

Allowance for loan losses	(1,705)		(1,525)		(1,000)		(873)		(704)

Total net loans	$119,303		$98,466		$86,518		$67,111		$51,593

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The company follows the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally the company limits the loan-to-value ratio to 80%. The principal components of the company’s loan portfolio, at year-end 2003 and 2002, were commercial mortgage loans in the amount of $72.7 million and $55.3 million, representing 60.1% and 55.3% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. Management strives to maintain a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity for the company. The following table sets forth the company’s loans maturing within specified intervals at December 31, 2003.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)

	December 31, 2003
		Over One
	One Year	Year Through	Over
	or Less	Five Years	Five Years	Total
Commercial, financial & agricultural	$4,408	$7,056	$54	$11,518
Real estate - construction	7,462	320	—	7,782
All other loan	13,245	77,908	10,556	101,709

	$25,115	$85,284	$10,610	$121,009

Loans maturing after one year with:
Fixed interest rates				$67,620
Floating interest rates				28,274

				$95,894

The information presented in the above table is based on the contractual maturities of the individual loans including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities. The investment securities portfolio is a significant component of the company’s total earning assets. Total securities averaged $60.3 million in 2003, as compared to $58.5 million in 2002. This represents 31.7% and 35.3% of the average earning assets for the year ended December 31, 2003 and 2002, respectively. The objective of the company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This policy is particularly important as the company continues to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 2003, the weighted average life of the portfolio was 2.9 years and the weighted average tax equivalent yield was 4.0%. The company primarily invests in U.S. Treasury securities and securities of other U. S. Government agencies with maturities up to five years.

     The following table shows the investment portfolio composition:

(In thousands)

	December 31,
	2003	2002	2001
Securities available for sale at fair value:
U.S. Treasury	$3,027	$4,338	$6,357
U. S. Government agencies	35,596	45,919	24,282
Mortgage-backed securities	14,395	13,812	11,039
Other	941	699	589

	53,959	64,768	42,267

Securities held to maturity At amortized cost:
State and local government	4,985	5,007	4,088
Other	10	10	10

	4,995	5,117	4,089

Total	$58,954	$69,885	$46,356

     The following table shows, at carrying value, the scheduled maturities and average yields of securities held.

Investment Securities Maturity Distribution and Yields (1)

(In thousands)

	December 31, 2003
				After One But		After Five But
	Within One Year			Within Five Years		Within Ten Years		After Ten Years
	Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity:
State and local government	$			$951	3.79%	$2,779	3.95%	$1,255	4.06%
Other						10	5.85%

Total investment securities held-to maturity				951	3.79%	2,789	3.96%	1,255	4.06%

Available-for-sale:
U.S. treasury		3,027	2.70%
U.S. government agencies		3,501	2.57%	21,003	3.75%	11,083	4.33%
Mortgage-backed securities		—		524	5.73%	5,178	3.99%	8,702	4.39%
Other		—						941	5.25%

Total investment securities available-for-sale		6,528	2.63%	21,527	3.75%	16,261	4.22%	9,643	4.47%

Total investment securities		$6,528	2.63%	$22,478	3.75%	$19,050	4.18%	$10,898	4.42%

(1)	Investments with a call feature are shown as of the contractual maturity date.

Short-Term Investments. Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $18.1 million in 2003, as compared to $13.1 million in 2002 and $11.5 million in 2001. At December 31, 2003, short-term investments totaled $19.6 million. These funds are a primary source of the company’s liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $176.8 million during 2003, compared to $154.8 million during 2002. Average interest-bearing deposits were $144.4 million in 2003, as compared to $131.7 million in 2002.

     The following table sets forth the deposits of the company by category.

(In thousands)

	December 31,
	2003		2002		2001
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$37,045	20.0%	$27,124	16.1%	$19,687	14.7%
NOW accounts	33,660	18.2%	30,207	18.0%	15,415	11.5%
Money market accounts	23,355	12.6%	27,920	16.6%	24,050	17.9%
Savings accounts	11,223	6.0%	9,818	5.8%	7,774	5.8%
Time deposits less than $100,000	45,125	24.4%	46,647	27.8%	40,906	30.4%
Time deposits more than $100,000	34,850	18.8%	26,346	15.7%	26,570	19.7%

	$185,258	100.0%	$168,062	100.0%	$134,402	100.0%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the company’s loan portfolio and other earning assets. The company’s core deposits were $150.4 million, $141.7 million and $107.8 million at December 31, 2003, 2002 and 2001,respectively. A stable base of deposits are expected to be the company’s primary source of funding to meet both its short-term and long-term liquidity needs in the future.

     The maturity distribution of the company’s time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

(In thousands)

December 31, 2003
		After Three	After Six	After
	Within Three	Through	Through	Twelve
	Months	Six Months	Twelve Months	Months	Total
Certificates of deposit of $100,000 or more	$15,696	$4,806	$8,722	$5,626	$34,850

There were no Other Time Deposits of $100,000 or more at December 31, 2003.

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and can be unreliable as long-term funding sources. Accordingly, the company does not currently accept brokered deposits.

Borrowed funds. Borrowed funds consist primarily of short-term borrowings in the form of securities sold under agreements to repurchase, and Federal Home Loan Bank advances. Short term borrowings averaged $6.0 million and $5.2 million during 2003 and 2002, respectively. The repurchase agreements are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. Repurchase agreements averaged $6.0 million and $5.2 million during 2003 and 2002, respectively. As a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta) the bank has access to advances from the FHLB Atlanta for various terms and amounts. During 2003 the average outstanding advances amounted to $1.9 million. There were no advances in 2002.

The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2003:

(In thousands)
Maturing	Amount	Rate
2004	$1,000	1.60%
2005	2,500	2.08%
2006	1,500	2.83%

	$5,000	2.24%

Capital

Total shareholders’ equity as of December 31, 2003 was $19.5 million, an increase of $1.1 million or approximately 6.0% compared with shareholders’ equity of $18.4 million as of December 31, 2002. This increase was attributable to net income for the year ended December 31, 2003 of $1.8 million offset by a decrease in the net unrealized gain of $526,000 net of tax effect in the market value of investment securities available-for-sale. During the second quarter of 2002 the company paid its first quarterly cash dividend of $0.04 per share. Subsequent to this first cash dividend the company paid a $0.04 per share dividend in the third and fourth quarter of 2002. The company paid $.04 per share dividend in the first quarter of 2003 and a $.05 per share dividend for the second through the fourth quarter of 2003. Total dividends paid in 2003 and 2002 amounted to $302,000 and $191,000, respectively. The company introduced a dividend reinvestment plan in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

Under the capital guidelines of the Federal Reserve and the OCC, the company and the bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

The company and the bank exceeded their regulatory capital ratios, as set forth in the following table.

Analysis of Capital

(In thousands)

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
The Bank:
December 31, 2003
Risk Based Capital
Tier 1	$5,613	4.0%	$15,295	10.9%	$9,682	6.9%
Total Capital	11,225	8.0%	17,000	12.1%	5,775	4.1%
Tier 1 Leverage	8,280	4.0%	15,295	7.4%	7,015	3.4%
December 31, 2002
Risk Based Capital
Tier 1	$4,775	4.0%	$13,559	11.4%	$8,748	7.4%
Total Capital	9,551	8.0%	15,052	12.6%	5,501	4.6%
Tier 1 Leverage	7,576	4.0%	13,559	7.2%	5,983	3.2%
The Company:
December 31, 2003
Risk Based Capital
Tier 1	$5,635	4.0%	$18,607	13.2%	$12,972	9.2%
Total Capital	11,269	8.0%	20,312	14.4%	9,043	6.4%
Tier 1 Leverage	8,395	4.0%	18,607	8.9%	11,072	4.9%
December 31, 2002
Risk Based Capital
Tier 1	$4,797	4.0%	$16,831	14.0%	$11,834	10.0%
Total Capital	9,594	8.0%	18,330	15.3%	8,736	7.3%
Tier 1 Leverage	7,679	4.0%	16,831	8.8%	9,152	4.8%

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

With the successful completion of the common stock offering in 1995 and the secondary offering completed in July 1998, the company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the company and the bank needed for operations. The company’s funds sold and short term interest bearing deposits position, its primary source of liquidity, averaged $18.1 million during the year ended December 31, 2003, and was $19.6 million at December 31, 2003. The company also maintains federal funds purchased lines, in the amount of $6.5 million with several financial institutions, although these have not been utilized in 2003. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets which would be collateralized by a pledge against specific investment securities. Management regularly reviews the liquidity position of the company and has implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term liquidity needs successfully.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
First Community Corporation
Lexington, South Carolina

I have audited the accompanying balance sheets of First Community Corporation as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 2003 and 2002 and the results of its operations and its cash flows for the three years ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

/s/Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 16, 2004

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$6,926,341	$7,698,671
Interest-bearing bank balances	2,221,397	935,536
Federal funds sold and securities purchased under agreements to resell	17,335,461	9,209,069
Investment securities - available for sale	53,958,799	64,767,700
Investment securities - held to maturity (market value of $5,169,282 and $5,160,669 at December 31, 2003 and 2002, respectively)	4,994,896	5,016,990
Loans	121,008,673	99,991,248
Less, allowance for loan losses	1,705,082	1,525,308

Net loans	119,303,591	98,465,940
Property, furniture and equipment - net	7,981,611	6,811,540
Intangible assets	763,585	942,295
Other assets	1,543,008	1,352,974

Total assets	$215,028,689	$195,200,715

LIABILITIES
Deposits:
Non-interest bearing demand	$37,043,600	$27,124,475
NOW and money market accounts	57,015,473	58,127,157
Savings	11,222,761	9,818,007
Time deposits less than $100,000	45,125,843	46,646,739
Time deposits $100,000 and over	34,850,195	26,346,095

Total deposits	185,257,872	168,062,473
Federal Home Loan Bank advances	5,000,000	—
Securities sold under agreements to repurchase	3,941,000	7,306,064
Other borrowed money	160,076	164,287
Other liabilities	1,160,927	1,229,168

Total liabilities	195,519,875	176,761,992

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,597,224 in 2003 and 1,587,970 in 2002	1,597,224	1,587,970
Additional paid in capital	12,862,715	12,771,383
Retained earnings	4,909,742	3,414,234
Accumulated other comprehensive income	139,133	665,136

Total shareholders’ equity	19,508,814	18,438,723

Total liabilities and shareholders’ equity	$215,028,689	$195,200,715

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
Interest income:
Loans, including fees	$7,581,751	$7,025,363	$6,855,382
Investment securities - available-for-sale	2,069,345	2,427,970	2,183,435
Investment securities - held-to-maturity	198,234	186,206	126,961
Other short term investments	179,030	207,577	445,469

Total interest income	10,028,360	9,847,116	9,611,247

Interest expense:
Deposits	2,307,974	2,759,818	3,966,442
Securities sold under agreement to repurchase	29,704	41,601	118,796
Other borrowed money	42,934	1,380	3,066

Total interest expense	2,380,612	2,802,799	4,088,304

Net interest income	7,647,748	7,044,317	5,522,943
Provision for loan losses	167,000	677,000	407,300

Net interest income after provision for loan losses	7,480,748	6,367,317	5,115,643

Non-interest income:
Deposit service charges	700,359	586,918	475,331
Mortgage origination fees	343,472	300,363	217,074
Gain on sale of securities	—	60,616	—
Other	395,973	284,359	245,680

Total non-interest income	1,439,804	1,232,256	938,085

Non-interest expense:
Salaries and employee benefits	3,306,714	2,740,255	2,356,126
Occupancy	395,380	340,269	294,438
Equipment	803,482	629,119	526,251
Marketing and public relations	273,257	244,334	147,138
Amortization of intangibles	178,710	185,280	123,520
Other	1,200,638	1,238,255	933,180

Total non-interest expense	6,158,181	5,377,512	4,380,653

Net income before tax	2,762,371	2,222,061	1,673,075
Income taxes	964,890	757,701	569,421

Net income	$1,797,481	$1,464,360	$1,103,654

Basic earnings per common share	$1.13	$0.92	$0.69

Diluted earnings per common share	$1.08	$0.90	$0.68

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total
Balance December 31, 2000	1,207,177	$1,207,177	$12,248,087	$1,916,237	$(2,737)	$15,368,764
Comprehensive income:
Net income				1,103,654		1,103,654
Accumulated other comprehensive income, net of income tax of $141,041					274,975	274,975

Total comprehensive income						1,378,629

5% stock dividend	60,282	60,282	813,807	(875,280)		(1,191)
Stock options exercised	3,150	3,150	26,850			30,000

Balance December 31, 2001	1,270,609	1,270,609	13,088,744	2,144,611	272,238	16,776,202
Comprehensive income:
Net income				1,464,360		1,464,360
Accumulated other comprehensive income, net of income tax of $217,860					392,898	392,898

Total comprehensive income						1,857,258

5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)
Cash dividend ($0.12 per share)				(190,556)		(190,556)

Balance December 31, 2002	1,587,970	1,587,970	12,771,383	3,414,234	665,136	18,438,723
Comprehensive income:
Net income				1,797,481		1,797,481
Accumulated other comprehensive loss, net of income tax benefit of $299,069					(526,003)	(526,003)

Total comprehensive income						1,271,478

Cash dividend ($0.19 per share)				(301,973)		(301,973)
Exercise of stock options	6,923	6,923	45,909			52,832
Dividend reinvestment plan	2,331	2,331	45,423			47,754

Balance December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$1,797,481	$1,464,360	$1,103,654
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	631,356	502,666	469,479
Premium amortization (Discount accretion)	225,564	146,623	(124,558)
Provision for loan losses	167,000	677,000	407,300
Amortization of intangibles	178,710	185,280	161,445
Gain on sale of securities	—	(60,616)	—
Increase in other assets	109,035	(382,533)	(294,670)
Increase (decrease) in accounts payable	(68,241)	64,884	375,716

Net cash provided in operating activities	3,040,905	2,597,664	2,098,366

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(39,509,065)	(55,130,066)	(56,263,765)
Maturity/call of investment securities available-for-sale	49,297,109	33,207,257	40,263,667
Purchase of investment securities held-to-maturity	(767,685)	(951,762)	(2,590,493)
Maturity/call of investment securities held-to-maturity	760,000	—	1,500,000
Increase in loans	(21,004,651)	(12,624,773)	(19,794,785)
Acquisition of branch	—	—	11,899,144
Purchase of property and equipment	(1,801,427)	(817,231)	(896,268)

Net cash used in investing activities	(13,025,719)	(36,316,575)	(25,882,500)

Cash flows from financing activities:
Increase in deposit accounts	17,195,399	33,660,817	28,469,970
Advances from the Federal Home Loan Bank	5,000,000
Increase (decrease) in securities sold under agreements to repurchase	(3,365,064)	3,255,364	1,101,300
Increase (decrease) in other borrowings	(4,211)	1,938	38,269
Proceeds from exercise of stock options	52,832	—	30,000
Dividend reinvestment plan	47,754
Cash in lieu of fractional shares	—	(4,181)	(1,191)
Cash dividends paid	(301,973)	(190,556)

Net cash provided from financing activities	18,624,737	36,723,382	29,638,348

Net increase in cash and cash equivalents	8,639,923	3,004,471	5,854,214
Cash and cash equivalents at beginning of period	17,843,276	14,838,805	8,984,591

Cash and cash equivalents at end of period	$26,483,199	$17,843,276	$14,838,805

Supplemental disclosure:
Cash paid during the period for:
Interest	$2,431,318	$2,754,208	$3,938,716
Taxes	$1,000,000	$818,000	$526,534
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$(825,072)	$610,758	$416,016

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses. The estimation process includes management’s judgment as to future losses on existing loans based on an internal review of the loan portfolio, including an analysis of the borrowers current financial position, the consideration of current and anticipated economic conditions and the effect on specific borrowers. In determining the collectibility of loans management also considers the fair value of underlying collateral. Various regulatory agencies, as an integral part of their examination process, review the bank’s allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors it is possible that the allowance for loan losses could change materially.

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

Intangible Assets

Intangible assets consist primarily of core deposit premiums and goodwill resulting from the Company’s acquisition of a branch office during 2001. Core deposit intangibles are being amortized over 7 years on a straight-line basis. Goodwill is not amortized but tested annually for impairment.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosure requirements have been included in the Company’s consolidated statements of shareholders’ equity and comprehensive income.

Marketing and Public Relations Expense

The company expenses marketing and public relations expense as incurred

Income Taxes

A deferred income tax liability or asset is recognized for the estimated future effects attributable to differences in the tax bases of assets or liabilities and their reported amounts in the financial statements as well as operating loss and tax credit carryforwards. The deferred tax asset or liability is measured using the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or liquidated.

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

Note 3 - PURCHASE OF BRANCH OFFICE

On February 9, 2001, the bank purchased certain assets and assumed certain liabilities associated with the Chapin, South Carolina branch of Newberry Federal Savings Bank. The acquisition was accounted for as a purchase. The premium paid for deposit liabilities and other intangible assets recorded as a result of this transaction are being amortized on a straight-line basis over a period of seven years. Summarized below are the assets and liabilities recorded as a result of the purchase.

Cash and cash equivalents	$11,343,432
Loans	20,254
Premises and equipment	692,456
Other assets, including deposit premium	1,239,448

Total assets	$13,295,590

Deposits	$13,171,607
Accrued interest and other liabilities	123,983

Total liabilities	$13,295,590

Note 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
December 31, 2003:
State and local government	$4,984,896	$193,254	$18,868	$5,159,282
Other	10,000	—	—	10,000

	$4,994,896	$193,254	$18,868	$5,169,282

December 31, 2002:
State and local government	$5,006,990	$166,981	$23,302	$5,150,669
Other	10,000	—	—	10,000

	$5,016,990	$166,981	$23,302	$5,160,669

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
December 31, 2003:
US Treasury securities	$3,004,510	$22,389	$—	$3,026,899
US Government agency securities	35,519,237	197,131	120,055	35,596,313
Mortgage-backed securities	14,280,293	140,250	25,663	14,394,880
Other	940,707	—	—	940,707

	$53,744,747	$359,770	$145,718	$53,958,799

December 31, 2002:
US Treasury securities	$4,273,006	$64,818	$—	$4,337,824
US Government agency securities	45,282,395	639,734	2,975	45,919,154
Mortgage-backed securities	13,473,976	337,546	—	13,811,522
Other	699,200	—	—	699,200

	$63,728,577	$1,042,098	$2,975	$64,767,700

For the year ended December 31, 2002, proceeds from the sales of securities available-for-sale amounted to $2,590,782. Gross realized gains amounted to $60,616. There were no gross realized losses. The tax provision applicable to the realized gain was approximately $20,700. There were no sales of securities in 2003 or 2001.

The amortized cost and fair value of investment securities at December 31, 2003, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$6,498,632	$6,528,099
Due after one year through five years	942,047	975,126	21,451,358	21,526,956
Due after five years through ten years	2,798,298	2,909,411	16,216,544	16,259,884
Due after ten years	1,254,551	1,284,745	9,578,204	9,643,860

	$4,994,896	$5,169,282	$53,744,738	$53,958,799

Securities with an amortized cost of $13,463,000 and fair value of $13,482,000 at December 31, 2003, were pledged to secure public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

Note 5 - LOANS

Loans summarized by category are as follows:

	December 31,
	2003	2002
Commercial, financial and agricultural	$11,517,891	$10,688,366
Real estate - construction	7,781,620	7,533,065
Real estate - mortgage
Commercial	72,668,233	55,289,732
Residential	11,803,875	11,054,830
Consumer	17,237,054	15,425,255

	$121,008,673	$99,991,248

Activity in the allowance for loan losses was as follows:

	December 31,
	2003	2002	2001
Balance at the beginning of year	$1,525,308	$1,000,412	$873,356
Provision for loan losses	167,000	677,000	407,300
Charged off loans	(235,183)	(171,735)	(283,578)
Recoveries	247,957	19,631	3,334

Balance at end of year	$1,705,082	$1,525,308	$1,000,412

At December 31, 2003 , the Bank had loans on non accrual in the amount of $80,292. If these loans had been current in accordance with their original terms interest income during the year would have been recognized in the amount of $4,990. Recorded interest on these loans amounted to $800. Loans classified as impaired at December 31, 2003 and 2002 totaled $80,292 and $143,915. These loans were recorded at or below fair value. The average recorded investment in loans classified as impaired for the years ended December 31, 2003 and 2002 amounted to $170,178 and $184,250, respectively.

Loans outstanding to Bank directors, executive officers and their related business interests amounted to $2,419,324 and $2,467,539 at December 31, 2003 and 2002, respectively. Repayments on these loans during the year ended December 31, 2003 were $248,214 and loans made amounted to $200,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with an unrelated persons and do not involve more than the normal risk of collectibility.

Note 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2003	2002
Land	$2,806,306	$2,806,306
Premises	3,859,107	3,248,851
Equipment	3,034,271	2,659,045
Construction in progress	801,694	—

	10,501,378	8,714,202
Accumulated depreciation	2,519,767	1,902,662

	$7,981,611	$6,811,540

Provision for depreciation included in operating expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $631,356, $502,665 and $469,479, respectively.

Note 7 - DEPOSITS

At December 31, 2003, the scheduled maturities of Certificates of Deposits are as follows:

2004	$62,419,914
2005	5,631,792
2006	1,359,160
2007	6,477,184
2008	4,087,988

$79,976,038

Note 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta at December 31, 2003 consisted of the following:

	Weighted
Maturing	Average Rate	Amount
2004	1.60%	$1,000,000
2005	2.08%	2,500,000
2006	2.83%	1,500,000

	2.24%	5,000,000

As collateral for its advances, the Company has pledged securities with a fair value of $5,214,730. In addition, all of the Company’s Federal Home Loan Bank Stock is pledged for these advances. Advances are subject to prepayment penalties. The average advances during 2003 were $1,904,000. The average interest rate was 2.24% and the maximum outstanding amount at any month end was $5,000,000. There were no advances outstanding during 2002.

Note 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2003 and 2002, was 0.51% and 0.51%, respectively. The maximum month-end balance during 2003 and 2002 was $8,155,100 and $7,306,000 respectively.

Other borrowed money at December 31, 2003 and 2002 consisted of $160,076 and $164,287, respectively which was due under the treasury tax and loan note program.

Note 10 - INCOME TAXES

Income tax expense for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	Year ended December 31
	2003	2002	2001
Current
Federal	$869,508	$917,475	$660,111
State	97,727	91,064	61,589

	967,235	1,008,539	721,700

Deferred
Federal	6,749	(229,816)	(139,518)
State	(9,094)	(21,022)	(12,761)

	(2,345)	(250,838)	(152,279)

Change in valuation allowance	—	—	—

Income tax expense	$964,890	$757,701	$569,421

A reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
	2003	2002	2001
Expected federal income tax expense	$939,206	$755,500	$568,845
State income tax net of federal benefit	64,600	60,100	40,649
Tax exempt interest	(61,300)	(58,700)	(35,588)
Other	22,384	801	(4,485)

	$964,890	$757,701	$569,421

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2003	2002
Assets:
Provision for bad debts	$613,671	$548,969
Excess basis of intangible assets	98,005	64,436

Deferred tax asset	711,676	613,405

Liabilities:
Tax depreciation in excess of book depreciation	157,672	61,746
Unrealized gain on securities available-for-sale	77,038	373,987

Total deferred tax liabilities	234,710	435,733

Net deferred tax asset recognized	$476,966	$177,672

There was no valuation allowance for deferred tax assets at either December 31, 2003 or 2002. No valuation allowance has been established as it is management’s belief that realization of the deferred tax asset is more likely than not. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The related tax benefit of $299,069 has been recorded directly to shareholders’ equity. The balance of the change in the net deferred tax asset results from current period deferred tax benefit of $2,345.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Federal Home Loan Bank Advances - Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

Short Term Borrowings - The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the U.S. Treasury) approximates fair value.

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and short term investments	$26,483,199	$26,483,199	$17,843,276	$17,843,276

Investment securities:
Held-to-maturity	$4,994,896	$5,169,282	$5,016,990	$5,160,669
Available-for-sale	53,958,799	53,958,799	64,767,700	64,767,700

Total investment securities	$58,953,695	$59,128,081	$69,784,690	$69,928,369

Loans
Adjustable rate	$41,585,884	$41,585,884	$27,625,376	$27,625,376
Fixed rate	79,422,789	80,968,033	72,365,872	72,780,214

Total loans	121,008,673	122,553,917	99,991,248	100,405,590
Allowance for loan losses	1,705,082	—	1,525,308	—

Net loans	$119,303,591	$122,553,917	$98,465,940	$100,405,590

Accrued interest receivable	$876,895	$876,895	$976,296	$976,296

Financial liabilities:
Deposits
Non-interest bearing demand	$37,043,600	$37,043,600	$27,124,475	$27,124,475
NOW and money market accounts	57,015,473	57,015,473	58,127,157	58,127,157
Savings	11,222,761	11,222,761	9,818,007	9,818,007
Certificates of deposit	79,976,038	81,399,845	72,992,834	74,292,406

Total deposits	$185,257,872	$186,681,679	$168,062,473	$169,362,045

Federal Home Loan Bank Advances	$5,000,000	$5,020,371	—	—

Short term borrowings	$4,101,076	$4,101,076	$7,470,351	$7,470,351

Accrued interest payable	$581,779	$581,779	$609,466	$609,466

Note 12 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2003, the Bank had commitments to extend credit including unused lines of credit of $24,266,000.

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

The primary market area served by the Bank is Lexington and Richland Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 2003, management does not consider there to be any significant credit concentration within the portfolio. Although, the Bank’s loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

Note 13 - OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

		December 31,
	2003	2002	2001
Data processing	$87,161	$85,876	$77,286
Supplies	126,063	161,063	109,889
Telephone	146,940	127,670	102,875
Correspondent services	75,931	71,690	77,863
Insurance	113,064	89,491	85,413
Postage	84,512	75,341	78,247
Professional fees	194,380	175,600	93,753
Other	372,587	451,524	307,854

	$1,200,638	$1,238,255	$933,180

Note 14 - STOCK OPTIONS

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

Stock option transactions for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding January 1, 2001	168,657	$9.64
Exercised	3,937	7.63
Forfeited	6,890	10.35

Outstanding December 31, 2001	157,830	9.66
Granted	1,000	13.75
Forfeited	329	13.99

Outstanding December 31, 2002	158,501	9.68
Exercised	9,388	8.54
Granted	3,500	18.84
Forfeited	1,850	11.78

Outstanding December 31, 2003	150,763	$9.91
Exercisable at December 31, 2003	138,369	$9.34

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

The following summarizes pro-forma data in accordance with SFAS 123:

	Year ended December 31,
	2003	2002	2001
Net income, pro-forma	$1,772,921	$1,441,026	$1,083,736
Basic earnings/loss per common share, pro-forma	$1.11	$0.91	$0.68
Diluted earnings loss per common share, pro-forma	$1.07	$0.88	$0.67

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of options granted during 2003 and 2002 was $5.62 and $4.90.

In calculating the pro-forma disclosures, the fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Dividend yield	0.9%	1.5%
Expected volatility	25.4%	25.3%
Risk-free interest rate	3.0%	4.8%
Expected life	7 Years	10 Years

There were no options granted in 2001.

Note 15 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401 (k) plan which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulation. During the year ended December 31, 2003, 2002 and 2001 the plan expense amounted to $106,398, $93,130 and $78,365 respectively. The Company matches 50% of an employees contribution up to 6.00% of the participants contribution.

Note 16 - EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Year ended December 31,
	2003	2002	2001
Numerator (Included in basic and diluted earnings per share)	$1,797,481	$1,464,360	$1,103,654

Denominator Weighted average common shares outstanding for:
Basic earnings per share	1,590,052	1,587,970	1,587,970
Dilutive securities:
Stock options - Treasury stock method	70,925	42,867	32,044

Diluted earnings per share	1,660,977	1,630,837	1,620,014

The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2003, 2002 and 2001 was $18.71, $12.83 and $11.10, respectively.

Note 17 - CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Company and Bank are required to maintain minimum Tier 1 capital, total risked based capital and Tier 1 leverage ratios of 4%, 8% and 4%, respectively.

At December 31, 2003, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the bank must maintain minimum Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the bank’s well capitalized status.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Bank and the Company are as follows:

			Required to be Categorized		Required to be Categorized
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
First Community Corporation
Tier 1 Capital	$18,607,000	13.21%	$5,635,000	4.00%	N/A	N/A
Total Risked Based Capital	20,312,000	14.42%	11,269,000	8.00%	N/A	N/A
Tier 1 Leverage	18,607,000	8.87%	8,395,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$15,295,000	10.90%	$5,613,000	4.00%	$8,419,000	6.00%
Total Risked Based Capital	17,000,000	12.12%	11,225,000	8.00%	14,031,000	10.00%
Tier 1 Leverage	15,295,000	7.39%	8,280,000	4.00%	10,351,000	5.00%
December 31, 2002
First Community Corporation
Tier 1 Capital	$16,831,000	14.03%	$4,797,000	4.00%	N/A	N/A
Total Risked Based Capital	18,330,000	15.28%	9,594,000	8.00%	N/A	N/A
Tier 1 Leverage	16,831,000	8.77%	7,679,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$13,559,000	11.36%	$4,775,000	4.00%	$7,163,000	6.00%
Total Risked Based Capital	15,052,000	12.61%	9,551,000	8.00%	11,939,000	10.00%
Tier 1 Leverage	13,559,000	7.16%	7,576,000	4.00%	9,470,000	5.00%

Under applicable federal law, the Comptroller of the Currency restricts a national bank’s total dividend payments in any calendar year to net profits of that year combined ‘with retained net profits for the two preceding years At December 31, 2003, there was $3,873,000 in retained net profits free of such restriction.         .

Note 18 - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
	2003	2002
Assets:
Cash on deposit	$169,125	$181,237
Interest-bearing deposits with the bank	504,817	581,778
Securities purchased under agreement to resell	1,402,615	828,490
Investment securities available-for-sale	1,250,000	1,768,510
Investment in bank subsidiary	16,058,187	14,501,250
Other	20,756	21,671

Total assets	$19,405,500	$17,882,936

Liabilities:
Other	$35,819	$97,319

Shareholders’ equity	19,369,681	17,785,617

Total liabilities and shareholders’ equity	$19,405,500	$17,882,936

Condensed Statements of Operations

	Year ended December 31,
	2003	2002	2001
Income:
Interest income	$75,711	$120,358	$162,867
Dividend income from bank subsidiary	$225,160
Equity in undistributed earnings of subsidiary	1,556,937	1,475,434	1,045,390
Expenses:
Other	60,327	131,432	94,203

Income before taxes	1,797,481	1,464,360	1,114,054
Income taxes	—	—	10,400

Net Income	$1,797,481	$1,464,360	$1,103,654

Condensed Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net Income	$1,797,481	$1,464,360	$1,103,654
Adjustments to reconcile net income to net cash used by operating activities
Increase in equity in undistributed earnings of subsidiary	(1,556,937)	(1,475,434)	(1,045,390)
Other-net	(54,105)	67,962	4,482

Net cash provided (used) by operating activities	186,439	56,888	62,746

Cash flows from investing activities:
Purchase of investment security available-for-sale	(1,250,000)	(750,000)	—
Maturity of investment security available-for-sale	1,750,000	750,000	—

Net cash provided (used) by investing activities	500,000	—	—

Cash flows from financing activities:
Cash in lieu of fractional shares	—	(4,181)	(1,191)
Dividends paid	(301,973)	(190,555)	—
Proceeds from issuance of common stock	100,586	—	30,000

Net cash provided by financing activities	(201,387)	(194,736)	28,809

Increase in cash and cash equivalents	485,052	(137,848)	91,555
Cash and cash equivalent, beginning of period	1,591,505	1,729,353	1,637,798

Cash and cash equivalent, end of period	$2,076,557	$1,591,505	$1,729,353

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 9. Directors and Executive Officers of the Registrant.

In response to this Item, additional information is contained on page 3 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated herein by reference.

Item 10. Executive Compensation.

The information required by this item is set forth under “Compensation of Directors and Executive Officers” on pages 6 through 8 of the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” on page 9 of the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required by this item is set forth under “Certain Relationships and Related Transactions” on page 12 of the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Registration Statement No. 33-86258 on Form S-1).

4.1	Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1)*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the Company’s 1998 Annual Report and Form 10 KSB).

10.4	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the
Company. (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and form 10KSB).*

10.5	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company(incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and form 10KSB).*

21.1	Subsidiaries of the company.

24	Power of Attorney (contained on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

•	Denotes executive compensation contract or arrangement.

(Reports on Form 8-K

On October 24, 2003 the company filed a form 8-K referencing a press release announcing its financial results for the third quarter ended September 30, 2003 and announcing a $0.05 per share cash dividend payable November 14, 2003 to shareholders of record October 31, 2003.

Item 14 Principal Accountant Fees and Services

The information required by this item is set forth under “Audit Fees” on pages 11 through 12 of the 2004 Proxy Statement, which information is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Community Corporation	By:	/s/ Michael C. Crapps
Date: March 23, 2004
Michael C. Crapps
President and Chief Executive Officer

	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer Senior Vice President Chief Financial and Accounting Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael C. Crapps, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard K. Bogan Richard K. Bogan	Director	March 23, 2004

/s/ Thomas C. Brown Thomas C. Brown	Director	March 23, 2004

/s/ Chimin J. Chao Chimin J. Chao	Director	March 23, 2004

/s/ Michael C. Crapps Michael C. Crapps	Director, President and Chief Executive Officer	March 23, 2004

Signature	Title	Date
/s/ Anita B. Easter Anita B. Easter	Director	March 23, 2004

/s/ O.A. Ethridge O.A. Ethridge	Director	March 23, 2004

/s/ George H. Fann, Jr. George H. Fann, Jr.	Director	March 23 , 2004

/s/ W. James Kitchens, Jr. W. James Kitchens, Jr.	Director	March 23 , 2004

/s/ James C. Leventis James C. Leventis	Director, Chairman of the Board and Secretary	March 23, 2004

/s/ Angelo L. Tsiantis Angelo L. Tsiantis	Director	March 23, 2004

/s/Loretta R. Whitehead Loretta R. Whitehead	Director	March 23, 2004

/s/Mitchell M. Willoughby Mitchell M. Willoughby	Director	March 23, 2004

Exhibit List

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Registration Statement No. 33-86258 on Form S-1).

4.1	Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1)*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the Company’s 1998 Annual Report and Form 10 KSB).

10.4	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company. (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and form 10KSB).*

10.5	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company(incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and form 10KSB).*

21.1	Subsidiaries of the company.

24	Power of Attorney (contained on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.