Form 10KSB/A
period 2003-12-31
FIRST COMMUNITY CORP /SC/
filed 2004-04-26
CIK 932781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/Amendment No. 1

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 or

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 33-86258

First Community Corporation
(Name of Small Business Issuer in Its Charter)

South Carolina	571010751
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5455 Sunset Blvd.
Lexington, South Carolina	29072
(Address of Principal Executive Offices)	(Zip Code)

       803-951-2265
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock as of March 15, 2004, held by non-affiliates of the registrant based on the closing price as of March 15, 2004, was $31,246,252.

The issuer’s revenues for its most recent fiscal year were $11,468,000. 1,598,401 shares of the issuer’s common stock were issued and outstanding as of March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its May 19, 2004 Annual Meeting of Shareholders, are incorporated by reference into Part III thereof.

Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

EXPLANATORY NOTE

        This 10-KSB/A is being filed to amend Part III, Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act, which was filed on March 25, 2004. The company inadvertently failed to mention that its Code of Ethics is available on its website at www.firstcommunitysc.com. No other changes have been made to the original 10-KSB for the period ended December 31, 2003.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, additional information is contained on pages 3 through 5 and on page 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 incorporated herein by reference.

        We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at: www.firstcommunitysc.com.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION

Date: April 26, 2004	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following in the capacities and on the dates indicated.

Signature	Title	Date

*	Director
Richard K. Bogan

*	Director
Thomas C. Brown

*	Director
Chimin J. Chao

*	Director, President & Chief Executive Officer	April 26, 2004
Michael C. Crapps

*	Director
Anita B. Easter

*	Director
O. A. Ethridge

*	Director
George H. Fann, Jr.

*	Director
W. James Kitchens, Jr.

*	Director, Chairman of the Board, & Secretary
James C. Leventis

*	Director
Angelo L. Tsiantis

*	Director
Loretta R. Whitehead

*	Director
Mitchell M. Willoughby

/s/ Michael C. Crapps	As Attorney-In-Fact	April 26, 2004
Michael C. Crapps

4