Form 10KSB/A
period 2003-12-31
FIRST COMMUNITY CORP /SC/
filed 2004-04-28
CIK 932781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/Amendment No. 2

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

EXPLANATORY NOTE

        This 10-KSB/Amendment No. 2 is being filed to amend Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management, which was filed on March 25, 2004. The company inadvertently failed to include the Equity Compensation Plan Information. No other changes are being made to the original 10-KSB for the year ended December 31, 2003.

Part III

Item 11.   Security Ownership of Certain Beneficial Owners and Management

        In response to this Item, additional information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 incorporated herein by reference.

        The following table sets forth equity compensation plan information at December 31, 2003. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a))

Equity compensation	150,763	$ 9.91	39,287
plans approved by
security holders(1)

Total	150,763	$ 9.91	39,287

(1)	The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day each calendar year beginning January 1, 2000, by an amount equal to 3% of the shares of common stock outstanding.

Item 15.   Exhibit Index

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company's Registration Statement No. 33-86258 on Form S-1).

4.1	Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the Company's 1998 Annual Report and Form 10-KSB).

10.4	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company's 2002 annual report and Form 10-KSB).

10.5	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company's 2002 annual report and Form 10-KSB).

21.1	Subsidiaries of the company. (incorporated by reference to Exhibit 21.1 to the company's 2003 annual report and Form 10-KSB).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the company's 2003 annual report and Form 10-KSB).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION

Date: April 28, 2004	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following in the capacities and on the dates indicated.

Signature	Title	Date

*	Director
Richard K. Bogan

*	Director
Thomas C. Brown

*	Director
Chimin J. Chao

/s/ Michael C. Crapps	Director, President & Chief Executive Officer	April 28, 2004
Michael C. Crapps

*	Director
Anita B. Easter

*	Director
O. A. Ethridge

*	Director
George H. Fann, Jr.

*	Director
W. James Kitchens, Jr.

*	Director, Chairman of the Board, & Secretary
James C. Leventis

*	Director
Angelo L. Tsiantis

*	Director
Loretta R. Whitehead

*	Director
Mitchell M. Willoughby

*	Chief Financial Officer and Principal Accounting Officer
Joseph G. Sawyer

/s/ Michael C. Crapps	As Attorney-In-Fact	April 28, 2004
Michael C. Crapps

Exhibit List

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company's Registration Statement No. 33-86258 on Form S-1).

4.1	Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.3	First Community Corporation 1999 Stock Incentive Plan (Incorporated by reference to the Company's 1998 Annual Report and Form 10-KSB).

10.4	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company's 2002 annual report and Form 10-KSB).

10.5	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company's 2002 annual report and Form 10-KSB).

21.1	Subsidiaries of the company. (incorporated by reference to Exhibit 21.1 to the company's 2003 annual report and Form 10-KSB).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the company's 2003 annual report and Form 10-KSB).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.