Form 10QSB
period 2004-03-31
FIRST COMMUNITY CORP /SC/
filed 2004-05-13
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004

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

1,606,851 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$6,605,673	$6,926,341
Interest-bearing bank balances	2,897,407	2,221,397
Federal funds sold and securities purchased under agreements to resell	20,982,559	17,335,461
Investment securities - available for sale	48,901,674	53,958,799
Investment securities - held to maturity (market value of $5,249,900 and $5,160,669 at March 31, 2004 and December 31, 2003, respectively)	4,987,410	4,994,896
Loans	127,008,866	121,008,673
Less, allowance for loan losses	1,789,617	1,705,082
Net loans	125,219,249	119,303,591
Property, furniture and equipment - net	8,411,971	7,981,611
Intangible assets	719,057	763,585
Other assets	1,488,446	1,543,008
Total assets	$220,213,446	$215,028,689
LIABILITIES
Deposits:
Non-interest bearing demand	$39,671,287	$37,043,600
NOW and money market accounts	52,909,485	57,015,473
Savings	13,210,250	11,222,761
Time deposits less than $100,000	45,561,870	45,125,843
Time deposits $100,000 and over	36,051,872	34,850,195
Total deposits	187,404,764	185,257,872
Federal Home Loan Bank Advances	5,000,000	5,000,000
Securities sold under agreements to repurchase	6,396,800	3,941,000
Other borrowed money	149,631	160,076
Other liabilities	1,208,322	1,160,927
Total liabilities	200,159,517	195,519,875
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,598,401 at March 31, 2003 and 1,597,224 at December 31, 2003.	1,598,401	1,597,224
Additional paid in capital	12,889,167	12,862,715
Retained earnings	5,251,741	4,909,742
Accumulated other comprehensive income	314,620	139,133
Total shareholders’ equity	20,053,929	19,508,814
Total liabilities and shareholders’ equity	$220,213,446	$215,028,689

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended March 31,
	2004	2003

Interest income:
Loans, including fees	$2,001,792	$1,820,480
Investment securities	543,413	642,866
Federal funds sold and securities purchased under resale agreements	29,421	43,857
Other	433	2,648
Total interest income	2,575,059	2,509,851

Interest expense:
Deposits	517,905	646,695
Federal funds sold and securities sold under agreement to repurchase	6,000	8,727
Other borrowed money	27,701	201

Total interest expense	551,606	655,623
Net interest income	2,023,453	1,854,228
Provision for loan losses	66,000	52,000
Net interest income after provision for loan losses	1,957,453	1,802,228

Non-interest income:
Deposit service charges	189,053	154,591
Mortgage origination fees	57,717	93,334
Other	130,985	61,294
Total non-interest income	377,755	309,219

Non-interest expense:
Salaries and employee benefits	901,441	756,668
Occupancy	100,975	95,981
Equipment	223,739	162,314
Marketing and public relations	98,326	76,828
Amortization of intangibles	44,528	45,126
Other	330,382	284,021
Total non-interest expense	1,699,391	1,420,938

Net income before tax	635,817	690,509
Income taxes	213,950	240,400
Net income	$421,867	$450,109

Basic earnings per common share	$0.26	$0.28
Diluted earnings per common share	$0.25	$0.27

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Three Months ended March 31, 2003 and March 31, 2004

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723
Comprehensive Income:
Net income				450,109		450,109
Accumulated other comprehensive income net of income tax benefit of $129,805					(206,326)	(206,326)
Total comprehensive income						243,783
Dividends paid				(63,518)		(63,518)
Exercise of stock options	1,474	1,474	1,062	—		2,536
Balance, March 31, 2003	1,589,444	$1,589,444	$12,772,445	$3,800,825	$458,810	$18,621,524

Balance, December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814
Comprehensive Income:
Net income				421,867		421,867
Accumulated other comprehensive income net of income tax benefit of $94,493					175,487	175,487
Total comprehensive income						597,354
Dividends paid				(79,868)		(79,868)
Dividend reinvestment plan	1,177	1,177	26,452			27,629
Balance, March 31, 2004	1,598,401	$1,598,401	$12,889,167	$5,251,741	$314,620	$20,053,929

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$421,867	$450,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	172,395	132,128
Premium amortization (Discount accretion)	19,913	70,744
Provision for loan losses	66,000	52,000
Amortization of intangibles	44,528	45,126
Gain on sale of equipment	(19,937)	—
(Increase) decrease in other assets	(39,931)	30,942
Increase in accounts payable	47,395	142,030
Net cash provided in operating activities	712,230	923,079

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(3,376,050)	(11,155,134)
Maturity of investment securities available-for-sale	8,690,728	14,915,997
Increase in loans	(5,981,658)	(7,691,469)
Purchase of property and equipment	(604,818)	(529,049)
Proceeds from sale of equipment	22,000	—
Net cash used in investing activities	(1,249,798)	(4,459,655)

Cash flows from financing activities:
Increase in deposit accounts	2,146,892	19,243,551
Increase (decrease) in securities sold under agreements to repurchase	2,455,800	(1,098,264)
Decrease in other borrowings	(10,445)	(20,961)
Exercise of stock options	—	2,536
Dividend reinvestment plan	27,629	—
Dividends paid	(79,868)	(63,518)
Net cash provided from financing activities	4,540,008	18,063,344

Net increase in cash and cash equivalents	4,002,440	14,526,768
Cash and cash equivalents at beginning of period	26,483,199	17,843,276
Cash and cash equivalents at end of period	$30,485,639	$32,370,044
Supplemental disclosure:
Cash paid during the period for:
Interest	$515,848	$528,332
Taxes	$17,268	$6,694
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$269,980	$(333,336)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

March 31, 2004

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

Note 2 - EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2004	2003
Numerator (Included in basic and diluted earnings per share)	$421,867	$450,109
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,597,806	1,587,970
Dilutive securities:
Stock options - Treasury stock method	86,708	60,693
Diluted earnings per share	1,684,514	1,648,663
The average market price used in calculating assumed number of shares	$22.32	$16.39

Note 3 - Stock Based Compensation

The company has a stock based compensation plan as of March 31, 2004.  The accounting for the plan is based on Accounting Principles Board Opinion No. #25 (APB 25).  Accordingly, no compensation cost has been recognized in the financial statements.  In accordance with Statement of Financial Accounting Standard No. 123 “ Accounting for Stock Based Compensation” (SFAS 123) the company has elected to provide the disclosure-only option provided for by SFAS 123.

	Three Months March 31,
	2004	2003
Net income as reported	$421,867	$450,109
Less: Stock based compensation using fair value method (net of tax)	850	6,100
Pro forma net income	$421,017	$444,009
Basic earnings per share
As reported	$0.26	$0.28
Pro forma	$0.26	$0.28
Diluted earnings per share
As reported	$0.25	$0.27
Pro forma	$0.25	$0.27

Note 4             Subsequent Event - Agreement and Plan of Merger

On April 12, 2004, the Company entered into an Agreement and Plan of Merger with DutchFork Bancshares (DFBS), the holding company for Newberry Federal Savings Bank (NFSB).  The Agreement provides, among other things, that DFBS will merge with and into First Community with First Community as the surviving entity.  Immediately following the merger, NFSB will merge with and into First Community Bank, N.A., with First Community Bank, N.A. being the surviving entity.

Pursuant to the Agreement, each share of DutchFork common stock issued and outstanding immediately before the Effective Date (as defined in the Agreement) will be converted into the right to receive at the election of the holder either (i) $42.75 in cash, without interest, or (ii) 1.78125 shares of First Community common stock, subject to the allocation and election procedures set forth in the Agreement.

Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Agreement by the respective shareholders of DFBS and First Community and approval by the appropriate regulatory agencies.

Item 2. Management’s Discussion and Analysis

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•                  deposit attrition, customer loss, or revenue loss following the merger that is greater than expected;

•                  expected cost savings from the merger may not be fully realized or realized within the expected time frame;

•                  revenues following the merger may be lower than expected;

•                  competitive pressures among financial services companies may increase significantly;

•                  costs or difficulties related to the integration of the business of First Community and DutchFork related to or following the merger may be greater than expected;

•                  changes in the interest rate environment may reduce interest margins;

•                  general economic conditions, either nationally or in South Carolina, may be less favorable than expected resulting in, among other things, a deterioration in credit quality and an increase in credit risk-related losses and expenses;

•                  the level of allowance for loan losses of the combined company;

•                  the rate of delinquencies and amount of charge-offs;

•                  the rates of loan growth;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities;

•                  legislative or regulatory changes may adversely affect the business in which First Community is engaged; and

•                  changes may occur in the securities markets.

Comparison of Results of Operations for Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003:

Net Income

The company’s net income for the three months ended March 31, 2004 was $422,000, or $.25 diluted earnings per share, as compared to $450,000, or $.27 diluted earnings per share, for the three months ended March 31, 2003.  The decrease in net income is primarily due to an increase in non-interest expenses during the three months ended March 31, 2004 of $278,000 as compared to the same period in 2003.  These increases were primarily a result of the company continuing to enhance its infrastructure to support its expansion strategy, including cost associated with opening its seventh banking office in Northeast Columbia. The increases in non-interest expense were partially offset by an increase in the level of earning assets along with improvement in the net interest margin.  Average earning assets were $193.6 million during the first quarter of 2004 as compared to $188.6 million during the first quarter of 2003.  The increase in average earning assets resulted in an increase in net interest income of $169,000 in the first quarter of 2004 as compared to the first quarter of 2003.  In addition, non-interest income increased $69,000 in the first quarter of 2004 as compared to the first quarter of 2003.  This increase results primarily from increased deposit account service fees of $34,000 and an increase in other income of $70,000.  During the first three months of 2004 the company had income tax expense of $214,000 as compared to $240,000 for the comparable period in 2003.

The table on page 15 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2004 and 2003, along with average balances and the related interest income and interest expense amounts.

Net interest income was $2.0 million for the three months ended March 31, 2004 as compared to $1.9 million for the three months ended March 31, 2003.  The yield on earning assets for the three months ended March 31, 2004 and 2003 was 5.4%.  The cost of interest bearing liabilities came down in the first quarter of 2004 to 1.5% as compared to 1.7% in the first quarter of 2003.  The net interest margin was 4.2% for the three months ended March 31, 2004 as compared to 4.0% during the three months ended March 31, 2003.  Average loans comprised 64.3% of average earning assets during the first quarter of 2004 and 56.0% during the first quarter of 2003.

 Provision and Allowance for Loan Losses

At March 31, 2004 the allowance for loan losses amounted to $1.8 million, or 1.4% of total loans, as compared to $1.7 million, or 1.4% of total loans, at December 31, 2003.  The company’s provision for loan loss was $66,000 for the three months ended March 31, 2004 as compared to $52,000 for the three months ended March 31, 2003.  The provision was made based on management’s assessment of general loan loss risk and asset quality.  The objective of management is to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans.  At March 31, 2004 the company had no loans delinquent more than 90 days, and loans totaling $740,000 that were delinquent more than 30 days.  The company had four loans in a nonaccrual status in the amount of $113,000 at March 31, 2004.

Allowance for Loan Losses (Dollars in thousands)	Three months ended March 31,
	2004	2003
Average loans outstanding	$124,383	$103,995
Loans outstanding at period end	$127,009	$107,767
Total non-performing loans	$113	$157

Beginning balance of allowance	$1,705	$1,525
Loans charged-off:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	—	—
Installment & credit card	—	2
Total loans charged-off	—	2
Recoveries:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	16	87
Installment & credit card	3	—
Total recoveries	19	87
Net loan charge offs (recoveries)	(19)	85
Provision for loan losses	66	52
Balance at period end	$1,790	$1,662

Net charge -offs to average loans	(0.02)%	(0.08)%
Allowance as percent of total loans	1.41%	1.54%
Non-performing loans as % of total loans	0.09%	1.14%
Allowance as % of non-performing loans	1,584.1%	1,058.6%

At December 31, 2003 management implemented a system of allocating the allowance for loan losses to specific components of the loan portfolio.  Prior to this time the allowance was allocated on an overall portfolio basis.  Allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2004		December 31, 2003
	Amount	% of loans in Category	Amount	% of loans in Category
Commercial, Financial and Agricultural	$299	9.6%	$285	9.5%
Real Estate - Construction	225	9.0. %	214	6.4%
Real Estate:
Commercial	832	58.4%	792	60.1%
Residential	308	9.6%	293	9.8%
Consumer	89	13.4%	85	14.2%
Unallocated	37	N/A	36	N/A
Total	$1,790	100.0%	$1,705	100.0%

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

Non-interest Income and Non-interest Expense

Total non-interest income increased by $69,000 during the first quarter of 2004 as compared to the same period in 2003.  This resulted primarily from increases in deposit service charges of $34,000 and other income $70,000.  Included in other income for the quarter ended March 31, 2004 was a gain on the sale of equipment in the amount of $27,000, an increase in the fees received on sale of non-deposit products of $15,000, and an increase of ATM surcharge fees and debit card fees of $13,000.  The increase in ATM surcharge and debit card fees resulted from installing ATMs at all branch locations as well as changing the third party card processor in late 2003. Mortgage origination fees decreased by $36,000 during the first quarter of 2004 as a result of lower refinancing volumes as compared to the first quarter of 2003.  The company originates mortgages in the name of a third party and receives a fee for the origination.

Total non-interest expense increased by $278,000 during the first quarter of 2004 as compared to the same quarter of 2003.  Salaries and employee benefits increased $145,000 in the first quarter of 2004 as compared to the same period in 2003.  The bank had 10 more full time equivalent employees at March 31, 2004 as compared to the same date in 2003. The increase in staffing is a result of adding staff throughout the company as a result of continued growth.  Equipment expense increased to $224,000 in the first quarter of 2004 as compared to $162,000 in the first quarter of 2003.  The increase in equipment expense is a result of additional maintenance contracts related to system upgrades.  In the second and third quarters of 2003, the bank introduced an internet banking product, upgraded its teller and new account platform systems, and upgraded its ATM/debit card processing system.  A $21,000 increase in marketing expense is a result of planned adjustments to marketing efforts in 2004 as compared to 2003.  There was a

$46,000 increase in other expenses in the first quarter of 2004 as compared to the same period in 2003.  The increase in other expenses is primarily attributable to increases in supplies of $19,000 and ATM processing and servicing cost of $14,000.  These increases are a result of the continued growth of the company.  This growth includes the initial supply expense related to preparing to open our seventh banking office in Northeast Columbia and the installation of four ATMs at branches that did not previously have this service.

Financial Position

Assets totaled $220.2 million at March 31, 2004 as compared to $215.0 million at December 31, 2003, an increase of $5.2 million, or 2.4%.  At March 31, 2004, loans accounted for 62.0% of earning assets, as compared to 60.6% at December 31, 2003.  Loans grew by $6.0 million during the three months ended March 31, 2004 from $121.0 million at December 31, 2003 to $127.0 million at March 31, 2004.  The loan to deposit ratio at March 31, 2004 was 67.8% as compared to 65.3% at December 31, 2003.  It is anticipated that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio.  Earning asset growth was funded by growth in deposits as well as through maturities in the investment portfolio.  Deposits grew $2.1 million from $185.3 million at December 31, 2003 to $187.4 million at March 31, 2004.  Investments securities decreased $5.1 million from $58.9 million at December 31, 2003 to $53.9 million at March 31, 2004.

The following table shows the composition of the loan portfolio by category:

	March 31, 2003		December 31, 2003
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$12,186	9.6%	$11,518	9.5%
Real estate:
Construction	11,311	9.0%	7,782	6.4%
Mortgage – residential	12,239	9.6%	11,804	9.8%
Mortgage – commercial	74,215	58.4%	72,668	60.1%
Consumer	17,058	13.4%	17,237	14.2%
Total gross loans	127,009	100.0%	121,009	100.0%
Allowance for loan losses	(1,790)		(1,705)
Total net loans	$125,219		$119,303

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes and advances on home equity lines of credit, secured by real estate, regardless of the purpose of the loan.  Advances on home equity lines of credit are included in consumer loans.  The company follows the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components.  Generally the company limits the loan-to-value ratio to 80%.

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements.  Federal funds sold and investment securities available-for-sale represents 31.7% of total assets at March 31, 2004.  Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At March 31, 2004, the amount of certificates of deposits of $100,000 or more represented 19.2% of total deposits.  These deposits are issued to local customers, many of whom have other product relationships with the bank.  None of these deposits are brokered deposits.  Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2004, we had issued commitments to extend credit of $23.8 million, including $10.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position.  As disclosed in the notes to the financial statements the company has entered into an Agreement and plan of Merger (Agreement) with DutchFork Bancshares (DFBS) the holding company for Newberry Federal Savings Bank.  The Agreement provides that DFBS will merge with and into First Community with First Community as the surviving entity.  Based on the liquidity currently maintained by the company and DFBS management anticipates that the liquidity of the combined company will remain adequate to meet operating and loan funding requirements subsequent to the effective date of the merger.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan or investment portfolio quality, excessive merger related expenses, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

The capital needs of the company have been met to date through the initial common stock offering which raised approximately $6.8 million, a secondary offering in July 1998 which raised an additional $6.6 million in net proceeds as well as retained earnings.  As part of the Agreement noted above First Community will issue approximately 1,183,000 shares of common stock to DFBS shareholders.  The additional capital issued as part of the merger along with the company’s existing capital is anticipated to allow the bank to remain a well capitalized institution subsequent to the merger.  Although not a part of the merger agreement management of the company is currently reviewing additional sources of capital and may issue Trust Preferred Securities in an amount up to $10.0 million prior to the effective date of the merger transaction.  The securities currently qualify in part as Tier 1 capital with the balance qualifying as Tier 2 capital.  The company’s management anticipates that the bank will remain a well capitalized institution. Shareholders’ equity was 9.1% of total assets at March 31, 2004 and December 31, 2003.  The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 10.7%, 11.9% and 7.6%, respectively at March 31, 2004.  The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.9%, 14.1% and 9.1%, respectively at March 31, 2004.  This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended March 31, 2004			Three months ended March 31, 2003
	Average Balance	Interest Earned/Paid	Yield/ Rate	Average Balance	Interest Earned/Paid	Yield/ Rate
Assets
Earning assets
Loans	$124,383,265	$2,001,792	6.47%	$103,995,313	$1,820,480	7.10%
Securities:	56,151,261	543,413	3.89%	67,973,994	642,866	3.84%
Other short-term investments	13,040,775	29,854	0.92%	16,605,392	46,505	1.14%
Total earning assets	193,575,301	2,575,059	5.35%	188,574,699	2,509,851	5.40%
Cash and due from banks	6,628,748			5,889,621
Premises and equipment	8,209,068			7,076,381
Other assets	2,193,334			2,209,634
Allowance for loan losses	(1,735,720)			(1,554,779)
Total assets	$208,870,731			$202,195,556

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	28,612,297	22,501	0.32%	30,774,607	16,098	0.21%
Money market accounts	22,234,608	45,130	0.82%	30,082,694	76,228	1.03%
Savings deposits	12,159,563	18,825	0.62%	10,197,201	18,013	0.72%
Time deposits	79,277,905	431,449	2.19%	74,778,642	536,356	2.91%
Other borrowings	9,929,840	33,701	1.37%	7,131,970	8,928	0.51%
Total interest-bearing liabilities	152,214,213	551,606	1.46%	152,965,114	655,623	1.74%
Demand deposits	35,785,300			29,461,286
Other liabilities	1,068,639			1,168,592
Shareholders’ equity	19,802,579			18,600,564
Total liabilities and shareholders’ equity	$208,870,731			$202,195,556

Net interest spread			3.89%			3.66%
Net interest income/margin		$2,023,453	4.20%		$1,854,228	3.99%

PART I

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

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

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for a vote during the three months ended March 31, 2004.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended March 31, 2004.

On January 22, 2004, the company filed a Form 8-K to disclose the issuance of a press release announcing its financial results for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	May 13, 2004	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

		By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.