Form 10QSB
period 2004-06-30
FIRST COMMUNITY CORP /SC/
filed 2004-08-13
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

☐  Transition report under Section 13 or 15(d) of the Exchange Act

for the transition period from                         to

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

South Carolina	57-1010751
(State of Incorporation)	(I.R.S. Employer Identification)

5455 Sunset Boulevard, Lexington, South Carolina 29072
(Address of Principal Executive Offices)

(803) 951-2265
(Issuer’s Telephone Number, Including Area Code)

N/A

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

1,613,817 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$7,827,334	$6,926,341
Interest-bearing bank balances	3,686,794	2,221,397
Federal funds sold and securities purchased under agreements to resell	20,572,136	17,335,461
Investment securities - available for sale	57,791,836	53,958,799
Investment securities - held to maturity (market value of $5,030,152 and $5,169,282 at June 30, 2004 and December 31, 2003, respectively)	4,979,752	4,994,896
Loans	129,775,432	121,008,673
Less, allowance for loan losses	1,781,785	1,705,082
Net loans	127,993,647	119,303,591
Property, furniture and equipment - net	8,910,209	7,981,611
Intangible assets	674,529	763,585
Other assets	2,042,777	1,543,008
Total assets	$234,479,014	$215,028,689

LIABILITIES

Deposits:
Non-interest bearing demand	$42,145,096	$37,043,600
NOW and money market accounts	57,455,031	57,015,473
Savings	18,229,354	11,222,761
Time deposits less than $100,000	44,958,835	45,125,843
Time deposits $100,000 and over	38,389,679	34,850,195
Total deposits	201,177,995	185,257,872
Securities sold under agreements to repurchase	7,355,000	3,941,000
Federal Home Loan Bank Advances	5,000,000	5,000,000
Other borrowed money	56,733	160,076
Other liabilities	1,053,619	1,160,927
Total liabilities	214,643,347	195,519,875

SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 1,613,817 and 1,597,224 at June 30, 2004 and December 31, 2003, respectively	1,613,817	1,597,224
Additional paid in capital	13,024,979	12,862,715
Retained earnings	5,601,988	4,909,742
Accumulated other comprehensive income (loss)	(405,117)	139,133
Total shareholders’ equity	19,835,667	19,508,814
Total liabilities and shareholders’ equity	$234,479,014	$215,028,689

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,035,279	$3,703,170
Investment securities	1,043,437	1,226,715
Federal funds sold and securities purchased under resale agreements	79,239	94,446
Other	846	4,739
Total interest income	5,158,801	5,029,070

Interest expense:
Deposits	1,061,112	1,254,826
Federal funds sold and securities sold under agreement to repurchase	12,379	16,308
Other borrowed money	55,410	415
Total interest expense	1,128,901	1,271,549
Net interest income	4,029,900	3,757,521
Provision for loan losses	130,000	97,000
Net interest income after provision for loan losses	3,899,900	3,660,521

Non-interest income:
Deposit service charges	396,275	327,616
Mortgage origination fees	132,427	193,328
Other	272,594	186,613
Total non-interest income	801,296	707,557

Non-interest expense:
Salaries and employee benefits	1,799,410	1,610,326
Occupancy	207,867	184,468
Equipment	445,399	353,138
Marketing and public relations	180,774	155,064
Amortization of intangibles	89,057	89,654
Other	683,440	578,781
Total non-interest expense	3,405,947	2,971,431

Net income before tax	1,295,249	1,396,647
Income taxes	442,800	487,250
Net income	$852,449	$909,397

Basic earnings per common share	$0.53	$0.57
Diluted earnings per common share	$0.51	$0.55

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$2,033,487	$1,882,690
Investment securities	500,024	583,849
Federal funds sold and securities purchased under resale agreements	49,818	50,589
Other	413	2,091
Total interest income	2,583,742	2,519,219

Interest expense:
Deposits	543,207	608,131
Federal funds sold and securities sold under agreement to repurchase	6,379	7,581
Other borrowed money	27,709	214
Total interest expense	577,295	615,926
Net interest income	2,006,447	1,903,293
Provision for loan losses	64,000	45,000
Net interest income after provision for loan losses	1,942,447	1,858,293

Non-interest income:
Deposit service charges	207,222	173,025
Mortgage origination fees	74,710	99,994
Other	141,609	125,319
Total non-interest income	423,541	398,338

Non-interest expense:
Salaries and employee benefits	897,969	853,658
Occupancy	106,892	88,487
Equipment	221,660	190,824
Marketing and public relations	82,448	78,236
Amortization of intangibles	44,529	44,528
Other	353,059	294,760
Total non-interest expense	1,706,557	1,550,493

Net income before tax	659,431	706,138
Income taxes	228,850	246,850
Net income	$430,581	$459,288

Basic earnings per common share	$0.27	$0.29
Diluted earnings per common share	$0.26	$0.28

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (loss)

Six Months ended June 30, 2004 and June 30, 2003

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814
Comprehensive Income:
Net Income				852,449		852,449
Accumulated other comprehensive loss net of income tax benefit of $293,048					(544,250)	(544,250)
Total comprehensive income						308,199
Cash dividend ($0.10 per share)				(160,203)		(160,203)
Options exercised	13,962	13,962	106,452			120,414
Dividend reinvestment plan	2,631	2,631	55,812	—		58,443
Balance, June 30, 2004	1,613,817	$1,613,817	$13,024,979	$5,601,988	$(405,117)	$19,835,667

Balance, December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723
Comprehensive Income:
Net income				909,397		909,397
Accumulated other comprehensive loss income tax benefit of $77,282					(131,365)	(131,365)
Total comprehensive income						778,032
Dividends paid ($0.10 per share)				(142,994)		(142,994)
Options exercised	1,474	1,474	1,062	—		2,536
Balance, June 30, 2003	1,589,444	$1,589,444	$12,772,445	$4,180,637	$533,771	$19,076,297

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$852,449	$909,397
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	354,064	283,034
Premium amortization (discount accretion)	45,067	137,567
Provision for loan losses	130,000	97,000
Amortization of intangibles	89,057	89,653
Gain on sale of equipment	(19,937)	—
(Increase) decrease in other assets	(206,722)	98,771
Increase (decrease) in other liabilities	(107,308)	239,827
Net cash provided from operating activities	1,136,670	1,855,249

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(23,792,590)	(20,900,224)
Maturity of investment securities available-for-sale	19,092,332	32,545,651
Purchase of investment securities held-to-maturity	—	(500,000)
Maturity of investment securities held-to-maturity	—	760,000
Increase in loans	(8,820,056)	(11,661,472)
Purchase of property and equipment	(1,284,725)	(797,610)
Proceeds from sale of equipment	22,00	—
Net cash used in investing activities	(14,783,039)	(553,655)

Cash flows from financing activities:
Increase in deposit accounts	15,920,123	13,812,557
Increase (decrease) in securities sold under agreements to repurchase	3,414,000	(1,496,864)
Increase (decrease) in other borrowings	(103,343)	10,102
Proceeds from exercise of stock options	120,414	2,536
Dividends paid	(160,203)	(142,994)
Dividend reinvestment plan	58,443	—
Net cash provided from financing activities	19,249,434	12,185,337

Net increase (decrease) in cash and cash equivalents	5,603,065	13,486,931
Cash and cash equivalents at beginning of period	26,483,199	17,843,276

Cash and cash equivalents at end of period	$32,086,264	$31,330,207

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,078,177	$1,247,867
Income taxes	$437,268	$525,000
Non-cash investing and financing activities:
Unrealized loss on securities available-for-sale	$(837,298)	$(218,013)

FIRST COMMUNITY CORPORATION
Notes to Consolidated Financial Statements
June 30, 2004

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A.  All material inter-company transactions are eliminated in consolidation.  In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Note 2 - EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Six months ended June 30,		Three months ended March 31,
	2004	2003	2004	2003
Numerator (Included in basic and diluted earnings per share)	$852,449	$909,397	$430,581	$459,288

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,602,057	1,588,719	1,606,309	1,589,444
Dilutive securities:
Stock options - Treasury stock method	76,101	72,140	75,128	75,323
Diluted earnings per share	1,678,158	1,660,859	1,681,437	1,664,767

The average market price used in calculating assumed number of shares	$22.61	$17.77	$22.26	$18.45

Note 3 - Stock Based Compensation

The company has a stock based compensation plan as of June 30, 2004.  The accounting for the plan is based on Accounting Principles Board Opinion No. #25 (APB 25).  Accordingly, no compensation cost has been recognized in the financial statements.  In accordance with Statement of Financial Accounting Standard No. 123 “ Accounting for Stock Based Compensation” (SFAS 123) the company has elected to provide the disclosure-only option provided for by SFAS 123.

	Six months ended June 30,		Three months ended March 31,
	2004	2003	2004	2003
Net income as reported	$852,449	$909,397	$430,581	$459,288
Less: Stock based compensation using fair value method (net of tax)	1,700	10,300	850	5,000
Pro forma net income	$850,749	$899,097	$429,731	$454,288

Basic earnings per share
As reported	$0.53	$0.57	$0.27	$0.29
Pro forma	$0.53	$0.57	$0.27	$0.29
Diluted earnings per share
As reported	$0.51	$0.55	$0.26	$0.28
Pro forma	$0.51	$0.54	$0.26	$0.27

Note 4    Agreement and Plan of Merger

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

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the first six months of 2004 and 2003 and the quarter ended June 30, 2004 and 2003.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Comparison of Results of Operations for Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003:

Net Income

The company’s net income was $852,000 or $.51 diluted earnings per share for the six months ended June 30, 2004 as compared to net income of $909,000 or $.55 per share for the six months ended June 30, 2003.  This decrease in net income reflects an increase in non-interest expenses during the six months ended June 30, 2004 of $435,000 as compared to the same period in 2003. Contributing to the increase was the company’s continued focus on enhancing its infrastructure to support its expansion strategy.  Theses expenses included cost associated with opening its seventh banking office in Northeast Columbia and starting construction on its eighth office in the Redbank community of Lexington County.  The increase in non-interest expense was partially offset by an increase in the level of earning assets along with an increase in non-interest income. The level of average earning assets was $200.5 million for the six months ended June 30, 2004 as compared to $189.8 million for the six months ended June 30, 2003. This reflects a 5.6% increase in the level average earning assets for the two periods.  The increase in average earning assets, partially offset by a decrease in the yield on earning assets, resulted in an increase in net interest income of  $272,000 in the first half of 2004 as compared to the first half of 2003.  In addition, non-interest income increased $94,000 in first six months of 2004 as compared to the first six months of 2003.  This increase resulted primarily from an increase in deposit account service fees of $69,000, an increase in debit card interchange fees, and an increase in ATM surcharge fees of approximately $30,000.  These fees have increased as a result of the installation of ATMs at all of our branch locations as well as increased volume in debit card transactions.  The increases in net interest income and non-interest income were offset by an increase of $435,000 in non-interest expense in the first six months of 2004 as compared to the first six months of 2003.  During the first six months of 2004 the company had income tax expense of $443,000 as compared to $487,000 for the comparable period in 2003.

Net Interest Income

The table on page 12 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2004 and 2003, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.0 million during the six months ended June 30, 2004 as compared to $3.8 million for the six months ended June 30, 2003.  The yield on earning assets for the six months ended June 30, 2004 was 5.2% as compared to 5.3% for the six months ended June 30, 2003.  The cost of interest bearing liabilities also decreased in the first six months of 2004 to 1.4% compared to 1.7% for the six months ended June 30, 2003.  The largest component of interest income for the six months ended June 30, 2004 was interest on loans and amounted to $4.0 million as compared to $3.7 million for the comparable prior year period.  The overall yield on loans was 6.4% for the six months ended June 30, 2004 as compared to 7.0% for the six months ended June 30, 2003.  The investment portfolio income decreased by $183,000 during the first six months of 2004 as compared to the same period in 2003.  The decrease of $8.4 million in average investment balances from $64.4 million during 2003 to $56.0 million during 2004 as well as a decline in the average yield of 9 basis points during the two periods contributed to the decline in investment portfolio income.  Interest income on short-term overnight investments was $80,000 for the six months ended June 30, 2004 as compared to $94,000 for the six month period ended June 30, 2003.  The yield on these overnight investments dropped from 1.1% for the six months ended June 30 2003 to .92% for the first six months of 2004.  The average balances were $17.6 million for the six months ended June 30, 2004 as compared to $18.2 million for the same period in 2003.

Interest expense during the six months ended June 30, 2004 was $1.1 million with an average rate paid on interest-bearing liabilities of 1.4% as compared to $1.3 million and 1.7% during the six months ended June 30, 2003.  Average interest-bearing liabilities increased to $157.6 million for the six months ended June 30, 2004 as compared to $153.4 million for the six months ended June 30, 2003.

The company would generally benefit from increasing market rates of interest when it has an asset-sensitive gap and generally benefit from decreasing market rates of interest when it is liability sensitive. The company currently is liability sensitive within one year.  The company has established guidelines for monitoring interest sensitivity and uses both a gap analysis and asset/liability modeling to assess and monitor the impact of changing interest rates.  Neither of these methods are precise indicators of the interest sensitivity position of the company due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.  Due to the fact that market interest rates continue to remain at their lowest levels in many years, further declines in interest rates may not result in the same magnitude of change in asset and liability repricing and would result in adverse pressure on the company’s net interest margin.  Certain core deposits may have already priced to floor levels, making it unlikely that the company could adjust these liability rates by the same magnitude of any further rate declines.

Provision and Allowance for Loan Losses

At June 30, 2004 the allowance for loan losses amounted to $1.8, or 1.4% of total loans, as compared to $1.7 million, or 1.4% of total loans, at December 31, 2003.  The company’s provision for loan loss was $130,000 for the six months ended June 30, 2004 as compared to $97,000 for the six months ended June 30, 2003.  The provision was made based on management’s assessment of general loan loss risk and asset quality.  The objective of management is to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

At June 30, 2004 the company had no loans delinquent more than 90 days, and loans totaling $549,000 that were delinquent more than 30 days.  The company had three loans in a nonaccrual status in the amount of $191,000 at June 30, 2004.

Allowance for Loan Losses

	Six Month Ended June 30
(Dollars in thousands)	2004	2003
Average loans outstanding	$126,905	$107,227
Loans outstanding at period end	$129,775	$111,881
Total non-performing loans	$191	$242

Beginning balance of allowance	$1,705	$1,525
Loans charged-off:
1-4 family residential mortgage	—	—

Home equity	—	—
Commercial	93	—
Installment & credit card	2	6
Total loans charged-off	95	6
Recoveries:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	36	234

Installment & credit card	6	1
Total recoveries	42	235
Net loan charge offs (recoveries)	53	(229)
Provision for loan losses	130	97
Balance at period end	$1,782	$1,851

Net charge -offs to average loans	0.04%	(0.21)%
Allowance as percent of total loans	1.37%	1.65%
Non-performing loans as % of total loans	0.14%	0.21%
Allowance as % of non-performing loans	933.0%	764.9%

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

Composition of the Allowance for Loan Losses (Dollars in thousands)

	June 30, 2004		December 31, 2003
	Amount	% of loans in Category	Amount	% of loans in Category
Commercial, Financial and Agricultural	$298	9.7%	$285	9.5%
Real Estate - Construction	224	8.6. %	214	6.4%
Real Estate:
Commercial	828	57.5%	792	60.1%
Residential	307	10.3%	293	9.8%
Consumer	88	13.9%	85	14.2%
Unallocated	37	N/A	36	N/A
Total	$1,782	100.0%	$1,705	100.0%

Non-interest Income and Expense

Non-interest income during the six months ended June 30, 2004 was $801,000 as compared to $708,000 for the six months ended June 30, 2003.  Increases in non-interest income included an increase in deposit service charges of $69,000, an increase in debit card interchange fees and ATM surcharge fees of approximately $30,000.  The increase in deposit service charges is a result of the growth in deposits between the two periods.  The increase in ATM surcharge and debit card fees resulted from our installation of ATMs at all branch locations as well as a change in our third party card processor in late 2003.  Also contributing to the increase for the six months ended June 30 2004 was a gain on the sale of equipment in the amount of $27,000.  Offsetting these increases was a decrease in mortgage origination fees of $60,000 in the six months ended June 30, 2004 as compared to the same period in 2003.  Mortgage origination fees decreased as a result of lower refinancing volumes as compared to the same period in 2003.  The company originates mortgages and simultaneously receives a commitment from a third party to purchase the loans at the time the loan is closed.

Total non-interest expense increased by $435,000 during the first six months of 2004 as compared to the same period of 2003.  Salaries and employee benefits increased $189,000 in the first six months of 2004 as compared to the same period in 2003.  The bank had 13 more full time equivalent employees at June 30, 2004 as compared to the same date in 2003. The increase in staffing is a result of increasing staff throughout the company as a result of continued growth.  Equipment expense increased to $445,000 in the first six months of 2004 as compared to $353,000 in the same period of 2003.  The increase in equipment expense is a result of additional maintenance contracts for system upgrades.  A $26,000 increase in marketing expense is a result of planned adjustments to marketing efforts in 2004 as compared to 2003.  There was a $104,000 increase in other expenses in the first six months of 2004 as compared to the same period on 2003.  The increase is primarily a result of increases in supplies of $27,000, correspondent and ATM charges of $34,000, and director fees of $22,000. In addition, legal and professional fees increased by approximately $20,000 during the first six months of 2004 due to additional financial reporting and corporate governance requirements.

Comparison of Results of Operations for Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003:

Net income for the second quarter of 2004 was $431,000 or $0.26 per diluted share as compared to $459,000 or $0.28 per diluted share during the comparable period in 2003. Net interest income increased by $103,000 for the three months ended June 30, 2004 from $1.9 million in 2003 to $2.0 million in 2004.  In addition, non-interest income increased by $25,000 from $398,000 for the three months ended June 30, 2003 to $424,000 in the same period of 2004.

Average earning assets were $207.3 million during the second quarter of 2004 as compared to $190.9 million during the second quarter of 2003.  The table on page 13 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2004 and 2003, along with average balances and the related interest income and interest expense amounts.  The yield on average earning assets decreased to 5.0% in the second quarter of 2004 as compared to 5.3% in the second quarter of 2003. The cost of interest bearing liabilities was 1.4% in second quarter of 2004 as compared to 1.6% in the second quarter of 2003.

Total non-interest income increased by $25,000 during the second quarter of 2004 as compared to the same period in 2003.  Deposit service charges increased by $34,000 and mortgage loan fees decreased by $25,000 in the three months ended June 30, 2004 as compared to the same period in 2003.  As explained in the six month results, increased deposit balances resulted in the increase in deposit related service charges.  A slow down in the mortgage refinance market resulted in the decrease in mortgage origination fees in the second quarter of 2004 as compared to the same period in 2003.

Total non-interest expense increased by $156,000 in the second quarter of 2004 as compared to the same quarter of 2003.  This increase is resulted from a $44,000 increase in salary and benefits expense, an $18,000 increase in occupancy expense, a $31,000 increase in equipment expense, and a $58,000 increase in other expenses.  All of these increases are a result of the company’s continued growth and expansion strategy.  During the second quarter of 2004, the bank opened its seventh banking office in Northeast Columbia and began construction on its eighth office in the Redbank community of Lexington County.

Financial Position

Assets totaled $234.5 million at June 30, 2004 as compared to $215.0 million at December 31, 2003, an increase of $19.5 million.  At June 30, 2004, loans accounted for 59.9% of earning assets, as compared to 55.8% at December 31, 2003.  Loans grew by $8.8 million during the six months ended June 30, 2004 from $121.0 million at December 31, 2003 to $129.8 million at June 30, 2004.  The loan to deposit ratio at June 30, 2004 was 64.5% as compared to 65.3% at December 31, 2003.  Taking into account only our internal growth, we anticipate that this ratio will increase as management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio, but taking into account the completion of our contemplated merger with Dutchfork Bancshares, we anticipate that this ratio will decrease because of the size of Dutchfork’s investment portfolio.  Earning asset growth was funded by growth in deposits of $15.9 million from $185.3 million at December 31, 2003 to $201.2 million at June 30, 2004.

Loans.  Loans typically provide higher yields than the other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Management is committed to achieving its asset mix goals management without sacrificing asset quality.  Loans averaged $126.9 million during for the six months ended June 30, 2004.

The following table shows the composition of the loan portfolio by category:

	June 30 2004		December 31, 2003
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$12,549	9.7%	$11,518	9.5%
Real estate:
Construction	11,187	8.6%	7,782	6.4%
Mortgage - residential	13,401	10.3%	11,804	9.8%
Mortgage - commercial	74,638	57.5%	72,668	60.1%
Consumer	18,000	13.9%	17,237	14.2%
Total gross loans	129,775	100.0%	121,009	100.0%
Allowance for loan losses	(1,782)		(1,705)
Total net loans	$127,993		$119,303

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

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements.  Federal funds sold and investment securities available-for-sale represented 33.4% of total assets at June 30, 2004.  Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At June 30, 2004 the amount of certificates of deposits of $100,000 or more represented 19.1% of total deposits.  These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits.  Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $22.7 million, including $12.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million, and in July 1998, a secondary offering in which the company raised an additional $6.6 million in net proceeds.  This capital, along with continued retained earnings and the proceeds we anticipate receiving from the issuance of up to $15 million in trust preferred securities which we expect to issue before the effective date of our merger with Dutchfork Bancshares, is expected to be sufficient to fund the operations of the bank.  The company’s management anticipates that the bank will remain a well capitalized institution. Shareholders’ equity was 8.5% and 9.1% of total assets at June 30, 2004 and December 31, 2003, respectively.  The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 10.6%, 11.6% and 7.3%, respectively at June 30, 2004.  The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.8%, 14.0% and 8.7%, respectively at June 30, 2004.  This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Average Balance	Interest Earned/Paid	Yield Rate	Average Balance	Interest Earned/Paid	Yield/ Rate
Assets
Earning assets
Loans	$126,904,949	$4,035,279	6.39%	$107,227,473	$3,703,170	6.96%
Securities:	55,982,841	1,043,437	3.75%	64,377,167	1,226,715	3.84%
Federal funds sold and securities purchased under agreements to resell	17,565,043	80,085	0.92%	18,157,439	99,185	1.10%
Total earning assets	200,452,833	5,158,801	5.18%	189,762,079	5,029,070	5.34%
Cash and due from banks	7,222,335			6,286,097
Premises and equipment	8,443,928			7,159,032
Other assets	2,289,519			2,170,242
Allowance for loan losses	(1,777,994)			(1,655,390)
Total assets	$216,630,621			$203,722,060

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$29,611,414	43,729	0.30%	$32,884,957	33,564	0.21%
Money market accounts	23,476,193	95,389	0.82%	27,364,584	135,543	1.00%
Savings deposits	14,104,778	44,299	0.63%	11,420,672	42,092	0.74%
Time deposits	80,348,247	877,695	2.20%	75,103,232	1,043,627	2.80%
Other borrowings	10,037,462	67,789	1.36%	6,661,708	16,723	0.51%
Total interest-bearing liabilities	157,578,094	1,128,901	1.44%	153,435,153	1,271,549	1.67%
Demand deposits	38,099,980			30,330,078
Other liabilities	1,062,122			1,231,100
Shareholders’ equity	19,890,425			18,725,729
Total liabilities and shareholders’ equity	$216,630,621			$203,722,060
Net interest spread			3.74%			3.67%
Net interest Income/margin		$4,029,900	4.04%		$3,757,521	3.99%

	Three months ended June 30, 2004			Three months ended June 30, 2003
	Average Balance	Interest Earned/Paid	Yield Rate	Average Balance	Interest Earned/Paid	Yield Rate
Assets
Earning assets
Loans	$129,426,633	$2,033,487	6.32%	$110,424,115	$1,882,690	6.84%
Securities:	55,814,420	500,024	3.60%	60,819,866	583,849	3.85%
Federal funds sold and securities purchased under agreements to resell	22,089,313	50,231	0.91%	19,692,430	52,680	1.07%
Total earning assets	207,330,366	2,583,742	5.01%	190,936,411	2,519,219	5.29%
Cash and due from banks	7,815,923			6,678,217
Premises and equipment	8,678,787			7,240,775
Other assets	2,385,704			2,131,256
Allowance for loan losses	(1,820,267)			(1,754,896)
Total assets	$224,390,513			$205,231,763

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$30,610,532	21,228	0.28%	$34,972,116	17,466	0.20%
Money market accounts	24,717,778	50,259	0.82%	24,676,343	59,315	0.96%
Savings deposits	16,050,012	25,474	0.64%	12,630,698	24,079	0.76%
Time deposits	81,418,583	446,246	2.20%	75,424,256	507,271	2.70%
Other borrowings	10,145,085	34,088	1.35%	6,196,613	7,795	0.50%
Total interest-bearing liabilities	162,941,990	577,295	1.42%	153,900,026	615,926	1.61%
Demand deposits	40,414,647			31,189,323
Other liabilities	1,055,606			1,292,922
Shareholders’ equity	19,978,270			18,849,492
Total liabilities and shareholders’ equity	$224,390,513			$205,231,763

Net interest spread			3.59%			3.68%
Net interest Income/margin		$2,006,447	3.89%		$1,903,293	4.00%

PART I

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) Not applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

There was one matter submitted to a vote of security holders during the quarter ended June 30, 2004 at our annual meeting of shareholders held on May 19, 2004 - the election of five members of the Board of Directors as Class I directors for a three-year term.  The following table sets forth the number of votes cast for, against or withheld for each nominee. There were no abstentions or broker non-votes cast.

	VOTES
	For	Against/Withheld
Richard K. Bogan	1,319,707	12,009
Michael C. Crapps	1,319,707	12,009
Hinton G. Davis.	1,319,707	12,009
Anita B. Easter	1,319,707	12,009
George H. Fann, Jr. DMD	1,319,707	12,009

The following 7 Directors’ term of office continued after the meeting:

Thomas C. Brown
Chimin J. Chao
O.A. Ethridge DMD
W. James Kitchens, Jr
James C. Leventis
Loretta R. Whitehead
Mitchell M. Willoughby

ITEM 5. Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

	31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

	32	Section 1350 Certifications.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended June 30, 2004.

On April 13, 2004, the company filed a Form 8-K to announce that it had entered into a definitive agreement to acquire DutchFork Bancshares, Inc. (“DFBS”) the parent holding company for Newberry Federal Savings Bank.  DFBS will be merged with and into First Community Corporation and Newberry Federal Savings Bank will be merged with and into the company’s wholly owned subsidiary, First Community Bank, N.A.

On April 22, 2004, the company filed a Form 8-K to disclose the issuance of a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date August 11, 2004	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.