Form 10QSB
period 2004-09-30
FIRST COMMUNITY CORP /SC/
filed 2004-11-12
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

2,819,517 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$7,947,359	$6,926,341
Interest-bearing bank balances	3,236,190	2,221,397
Federal funds sold and securities purchased under agreements to resell	36,883,034	17,335,461
Investment securities - available for sale	65,606,919	53,958,799
Investment securities - held-to-maturity (market value of $5,564,421 and $5,169,282 at September 30, 2004 and December 31, 2003, respectively)	5,380,354	4,994,896
Loans	132,814,050	121,008,673
Less, allowance for loan losses	1,858,033	1,705,082
Net loans	130,956,017	119,303,591
Property, furniture and equipment - net	9,323,372	7,981,611
Intangible assets	630,000	763,585
Other assets	2,547,628	1,543,008
Total assets	$262,510,873	$215,028,689

LIABILITIES
Deposits:
Non-interest bearing demand	$45,890,012	$37,043,600
NOW and money market accounts	59,463,103	57,015,473
Savings	22,932,556	11,222,761
Time deposits less than $100,000	46,782,748	45,125,843
Time deposits $100,000 and over	39,583,810	34,850,195
Total deposits	214,652,229	185,257,872
Securities sold under agreements to repurchase	6,270,100	3,941,000
Federal Home Loan Bank Advances	4,000,000	5,000,000
Long-term debt, trust preferred securities	15,464,000	—
Other short-term borrowed money	136,006	160,076
Other liabilities	1,151,525	1,160,927
Total liabilities	241,673,860	195,519,875

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares shares authorized; issued and outstanding 1,616,263 at September 30, 2004 and 1,597,224 at December 31, 2003	1,616,263	1,597,224
Additional paid in capital	13,065,657	12,862,715
Retained earnings	6,014,562	4,909,742
Unrealized gain on securities available-for-sale	140,531	139,133
Total shareholders’ equity	20,837,013	19,508,814
Total liabilities and shareholders’ equity	$262,510,873	$215,028,689

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$6,195,367	$5,655,060
Investment securities	1,641,388	1,731,502
Federal funds sold and securities purchased under resale agreements	171,511	126,074
Other	846	6,670
Total interest income	8,009,112	7,519,306

Interest expense:
Deposits	1,681,577	1,783,089
Federal funds sold and securities sold under agreement to repurchase	21,846	22,428
Other borrowed money	108,724	14,718
Total interest expense	1,812,147	1,820,235
Net interest income	6,196,965	5,699,071
Provision for loan losses	170,000	132,000
Net interest income after provision for loan losses	6,026,965	5,567,071

Non-interest income:
Deposit service charges	596,113	508,598
Mortgage origination fees	203,282	287,089
Other	422,296	282,622
Total non-interest income	1,221,691	1,078,309

Non-interest expense:
Salaries and employee benefits	2,764,684	2,438,446
Occupancy	318,053	286,092
Equipment	678,035	561,838
Marketing and public relations	235,066	224,834
Amortization of intangibles	133,585	134,182
Other	1,076,662	910,435
Total non-interest expense	5,206,085	4,555,827

Income before taxes	2,042,571	2,089,553
Income taxes	696,850	731,100
Net income	$1,345,721	$1,358,453

Basic earnings per common share	$0.84	$0.85
Diluted earnings per common share	$0.80	$0.82

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$2,160,088	$1,951,890
Investment securities	597,951	504,787
Federal funds sold and securities purchased under resale agreements	80,582	31,628
Other	11,690	1,931
Total interest income	2,850,311	2,490,236

Interest expense:
Deposits	620,465	528,263
Federal funds sold and securities sold under agreement to repurchase	9,467	6,120
Other borrowed money	53,314	14,303
Total interest expense	683,246	548,686
Net interest income	2,167,065	1,941,550
Provision for loan losses	40,000	35,000
Net interest income after provision for loan losses	2,127,065	1,906,550

Non-interest income:
Deposit service charges	199,838	180,982
Mortgage origination fees	70,855	93,761
Other	149,702	96,009
Total non-interest income	420,395	370,752

Non-interest expense:
Salaries and employee benefits	965,274	828,120
Occupancy	110,186	101,624
Equipment	232,636	208,700
Marketing and public relations	54,292	69,770
Amortization of intangibles	44,528	44,528
Other	393,222	331,654
Total non-interest expense	1,800,138	1,584,396

Income before tax	747,322	692,906
Income tax	254,050	243,850
Net income	$493,272	$449,056
Basic earnings per common share	$0.31	$0.28
Diluted earnings per common share	$0.29	$0.27

FIRST COMMUNITY CORPORATION

Statement of Changes in Shareholders’ Equity and Comprehensive Income

Nine Months ended September 30, 2004 and September 30, 2002

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814
Comprehensive Income:
Net income				1,345,721		1,345,721
Accumulated other comprehensive income net of income tax of $752					1,398	1,398
Total comprehensive income						1,347,119
Cash dividend ($0.15 per share)				(240,901)		(240,901)
Options exercised	14,409	14,409	106,048			120,457
Dividend reinvestemnt plan	4,630	4,630	96,894			101,524
Balance, September 30, 2004	1,616,263	$1,616,263	$13,065,657	$6,014,562	$140,531	$20,837,013

Balance, December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723
Comprehensive Income:
Net income				1,358,453		1,358,453
Accumulated other comprehensive income (loss) net of income tax benefit of $259,090					(491,896)	(491,896)
Total comprehensive income						866,557
Dividends paid ($0.14 per share)				(222,478)		(222,478)
Options exercised	1,736	1,736	3,496	—		5,232
Balance, September 30, 2003	1,589,706	$1,589,706	$12,774,879	$4,550,209	$173,240	$19,088,034

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,345,721	$1,358,453
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	533,968	467,176
Premium amortization (Discount accretion)	53,008	199,197
Amortization of intangibles	133,585	134,182
Provision for loan losses	170,000	132,000
Gain on sale of equipment	(19,937)	—
Increase in other assets	(541,372)	92,198
Increase (decrease) in accounts payable	(9,402)	(245,701)
Net cash used in operating activities	1,665,571	2,137,505

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(35,190,340)	(30,721,937)
Maturity of investment securities available-for-sale	23,514,129	43,938,459
Purchase of investment securities held-to-maturity	(408,225)	(500,000)
Maturity of investment securities held-to-maturity	—	760,000
Increase in loans	(11,822,426)	(17,163,129)
Proceeds from sale of equipment	22,000	—
Purchase of property and equipment	(1,877,792)	(1,495,179)
Net cash used in investing activities	(25,762,654)	(5,181,786)

Cash flows from financing activities:
Increase in deposit accounts	29,394,357	7,377,861
Proceeds from the issuance of long term debt	15,000,000	—
Increase (decrease) in securities sold under agreements to repurchase	2,329,100	(2,929,664)
Increase (decrease) in other borrowings	(24,070)	(37,891)
Advances from the Federal Home Loan Bank	—	5,000,000
Repayment of Advances from the Federal Home Loan Bank	(1,000,000)
Procceeds from exercise of stock options	120,457	5,232
Cash dividends paid	(240,901)	(222,478)
Dividend reinvestment plan	101,524	—
Net cash provided from financing activities	45,680,467	9,193,060

Net increase in cash and cash equivalents	21,583,384	6,148,779
Cash and cash equivalents at beginning of period	26,483,199	17,843,276
Cash and cash equivalents at end of period	$48,066,583	$23,992,055

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,777,424	$1,973,296
Taxes	$630,000	$775,000
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$2,150	$(722,601)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of First Community Corporation and its wholly owned subsidiary First Community Bank, N.A. All material inter-company transactions are eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of the balance sheet and results of operations for the periods presented.

Note 2 - EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Numerator (Included in basic and diluted earnings per share)	$1,345,721	$1,358,453	$493,272	$449,056
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,606,390	1,589,023	1,614,962	1,589,623
Dilutive securities:
Stock options - Treasury stock method	74,163	70,317	71,767	46,556
Diluted earnings per share	1,680,553	1,659,340	1,686,729	1,636,179
The average market price used in calculating assumed number of shares	$22.08	$17.86	$21.24	$19.47

Note 3 - Stock Based Compensation

The company has a stock based compensation plan as of September 30, 2003. The accounting for the plan is based on Accounting Principles Board Opinion No. #25 (APB 25). Accordingly, no compensation cost has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standard No. 123 " Accounting for Stock Based Compensation" (SFAS 123) the company has elected to provide the disclosure-only option provided for by SFAS 123.

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Net income as reported	$1,345,721	$1,358,453	$493,272	$449,056
Less: Stock based compensation using fair value method (net of tax)	2,413	16,502	850	5,625
Pro forma net income	$1,343,308	$1,341,951	$492,422	$443,431
Basic earnings per share
As reported	$0.84	$0.85	$0.31	$0.28
Pro forma	$0.84	$0.84	$0.31	$0.28
Diluted earnings per share
As reported	$0.80	$0.82	$0.29	$0.27
Pro forma	$0.80	$0.81	$0.29	$0.27

Note 4    Long-term Debt

On September 16, 2004 the company issued $15.0 million in floating rate trust preferred securities through a statutory trust. The trust pays 2.57% over three-month LIBOR with an intial coupon of 4.45% and will reset quarterly. The trust will mature in 2034. The company has the right to redeem the securities after five years at 100% of the principal amount. The proceeds are being. used to fund the acquisition of DutchFork Bancshares, Inc. and for other corporate purposes.

Note 5    Subsequent Event

On October 1, 2004, the Company consummated the Merger with DutchFork Bancshares (DFBS), the holding company for Newberry Federal Savings Bank (NFSB). DFBS was merged with and into First Community with First Community as the surviving entity. NFSB was merged with and into First Community Bank, N.A., with First Community Bank, N.A. being the surviving entitiy.

Pursuant to the Agreement, each share of DutchFork common stock issued and outstanding immediately before the consummation of the merger was converted into the right to receive at the election of the holder either (i) $42.75 in cash, without interest, or (ii) 1.78125 shares of First Community common stock, subject to the allocation and election procedures set forth in the Agreement.

DFBS operated through three branches in the Midlands of South Carolina and had total assets of approximately $190.0 million, total loans of $51.0 million, total investments of $119.0 million and total deposits of $136.0 million. The aggregate purchase price of approximately $48.2 million includes 1,169,898 shares of FCCO common stock valued at $27.3 million, cash paid in the amount of $18.3 million, stock options valued at $2.0 million and related cost of approximately $570,000.

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

•                  legislative or regulatory changes may adversely affect the business in which First Community is engaged; and

•                  changes which may occur in the securities markets.

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the first nine months of 2004 and 2003 and the quarter ended September 30, 2004 and 2003.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we will continue effort to direct a substantial percentage of our earning assets into our loan portfolio.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003:

Net Income

The company’s net income was $1.3 million or $.80 diluted earnings per share for the nine months ended September 30, 2004 as compared to net income of $1.4 million or $.82 per share for the nine months ended September 30, 2003.  This decrease in net income reflects an increase in non-interest expenses during the nine months ended September 30, 2004 of $650,000 as compared to the same period in 2003. Contributing to the increase was the company’s continued focus on enhancing its infrastructure to support its expansion strategy.  These expenses included costs associated with opening the bank’s seventh banking office in Northeast Columbia and commencement of construction on its eighth office in the Redbank community of Lexington

County.  The increase in non-interest expense was partially offset by an increase in the level of earning assets along with an increase in non-interest income. The level of average earning assets was $208.5 million for the nine months ended September 30, 2004 as compared to $188.5 million for the nine months ended September 30, 2003. This reflects a 10.6% increase in the level of average earning assets for the two periods.    The increase in average earning assets, partially offset by a decrease in the yield on earning assets, resulted in an increase in net interest income of  $498,000 in the nine months of 2004 as compared to the comparable period in 2003.  In addition, non-interest income increased $143,000 in the nine months ended September 30, 2004 as compared to the same period in 2003.  This increase resulted primarily from an increase in deposit account service fees of $88,000, an increase in debit card interchange fees and ATM surcharge fees of $48,000, an increase in investment fee income of $20,000 and a net gain on the sale of equipment of $27,000.  These increases were partially offset by a decrease in mortgage origination fees of $84,000.  The increases in net interest income and non-interest income were offset by an increase of $650,000 in non-interest expense in the nine months ended September 30, 2004 as compared to the same period in 2003.

Net Interest Income

The table on page 21 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2004 and 2003, along with average balances and the related interest income and interest expense amounts.

Net interest income was $6.2 million during the nine months ended September 30, 2004 as compared to $5.7 million for the nine months ended September 30, 2003.  The yield on earning assets for the nine months ended September 30, 2004 was 5.1% as compared to 5.3% for the nine months ended September 30, 2003.  The cost of interest bearing liabilities also decreased in the first nine months of 2004 to 1.5% compared to 1.6% for the nine months ended September 30, 2003.  The largest component of interest income for the nine months ended September 30, 2004 was interest on loans and amounted to $6.2 million as compared to $5.7 million for the comparable prior year period.  The overall yield on loans was 6.5% for the nine months ended September 30, 2004 as compared to 6.9% for the nine months ended September 30, 2003.  The investment portfolio income decreased by $90,000 during the first nine months of 2004 as compared to the same period in 2003.  The decrease of $1.9 million in average investment balances from $61.5 million during 2003 to $59.6 million during 2004 as well as a decline in the average yield of 9 basis points during the two periods contributed to the decline in investment portfolio income.  Interest income on short-term overnight investments was $172,000 for the nine months ended September 30, 2004 as compared to $133,000 for the nine month period ended September 30, 2003.  The yield on these overnight investments increased from 1.0% for the nine months ended September 30 2003 to 1.1% for the first nine months of 2004.  The average balances were $20.7 million for the nine months ended September 30, 2004 as compared to $17.1 million for the same period in 2003.

Interest expense during the nine months ended September 30, 2004 and 2003 was $1.8 million with an average rate paid on interest-bearing liabilities of 1.5% and 1.6%, respectively.  Average interest-bearing liabilities increased to $165.0 million for the nine months ended September 30, 2004 as compared to $151.2 million for the nine months ended September 30, 2003.

The company would generally benefit from increasing market rates of interest when it has an asset-sensitive gap and generally benefit from decreasing market rates of interest when it is liability sensitive.  The company is slightly liability sensitive within one year as of Septemebr 30, 2004.  The company has established guidelines for monitoring interest sensitivity and uses both a gap analysis and asset/liability modeling to assess and monitor the impact of changing interest rates.  Neither of these methods are precise indicators of the interest sensitivity position of the company due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

At September 30, 2004 the allowance for loan losses amounted to $1.9 million, or 1.4% of total loans, as compared to $1.7 million, or 1.4% of total loans, at December 31, 2003.  The company’s provision for loan loss was $170,000 for the nine months ended September 30, 2004 as compared to $132,000 for the nine months ended September 30, 2003.  The provision was made based on management’s assessment of general loan loss risk and asset quality.  The objective of management is to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.

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

Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  Due to the rapid growth of our bank over the past several years and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  In addition, following completion of our merger with Dutchfork Bancshares, our loan losses could exceed the allowance for loan losses our combined companies have reserved for.  Reliance on historic loan loss experience may not be indicative of future loan losses, especially if general economic conditions, either nationally or regionally and especially in our primary service areas, become less favorable than expected resulting in, among other things, a deterioration in credit quality.  The judgment by management of each of First Community and DutchFork about the adequacy of each company’s respective allowance is based upon a number of assumptions about future events that such management believes to be reasonable, but which may or may not prove to be accurate.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

At September 30, 2004 the company had no loans delinquent more than 90 days, and loans totaling

$182,000 that were delinquent more than 30 days.  The company had three loans in a nonaccrual status in the amount of $132,000 at September 30, 2004.  At September 30, 2003 the company had $62,000 in loans delinquent more than 90 days, and loans totaling $195,000 that were delinquent more than 30 days.  The company had three loans in non-accrual status in the amount of $212,000 at September 30, 2003.

Allowance for Loan Losses

	Nine Month Ended September 30,
(Dollars in thousands)	2004	2003
Average loans outstanding	$128,169	$109,961
Loans outstanding at period end	$132,814	$117,378
Total non-performing loans	$132	$212

Beginning balance of allowance	$1,705	$1,525
Loans charged-off:
1-4 family residential mortgage	—	—

Home equity	—	—
Commercial	93	—
Installment & credit card	6	16
Total loans charged-off	99	16
Recoveries:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	65	239

Installment & credit card	17	1
Total recoveries	82	240
Net loan charge offs (recoveries)	17	(224)
Provision for loan losses	170	132
Balance at period end	$1,858	$1,881

Net charge -offs to average loans	0.01%	(0.20)%
Allowance as percent of total loans	1.40%	1.60%
Non-performing loans as % of total loans	0.09%	0.18%
Allowance as % of non-performing loans	1,407.6%	887.3%

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

Composition of the Allowance for Loan Losses (Dollars in thousands)

	September 30, 2004		December 31, 2003
	Amount	% of loans in Category	Amount	% of loans in Category
Commercial, Financial and Agricultural	$310	10.4%	$285	9.5%
Real Estate - Construction	234	7.2. %	214	6.4%
Real Estate:
Commercial	864	59.6%	792	60.1%
Residential	321	9.4%	293	9.8%
Consumer	91	13.4%	85	14.2%
Unallocated	38	N/A	36	N/A
Total	$1,858	100.0%	$1,705	100.0%

Non-interest Income and Expense

Non-interest income during the nine months ended September 30, 2004 was $1.2 million as compared to $1.1 million for the nine months ended September 30, 2003.  Increases in non-interest income included an increase in deposit service charges of $88,000 and an increase in debit card interchange fees and ATM surcharge fees of approximately $48,000.  The increase in deposit service charges is a result of the growth in deposits between the two periods.  The increase in ATM surcharge and debit card fees resulted from our installation of ATMs at all branch locations as well as a change in our third party card processor in late 2003.  Also contributing to the increase for the nine months ended September 30 2004 was a gain on the sale of equipment in the amount of $27,000 and an increase in investment fee income of $20,000.  Offsetting these increases was a decrease in mortgage origination fees of $84,000 in the nine months ended September 30, 2004 as compared to the same period in 2003.  Mortgage origination fees decreased as a result of lower refinancing volumes as compared to the same period in 2003.  Due to the recent increases in interest rates by the Federal Reserve by an aggregate of 100 basis points, we expect mortgage origination fees to continue lagging behind 2003 levels.  The company originates mortgages and simultaneously receives a commitment from a third party to purchase the loans at the time the loan is closed.

Total non-interest expense increased by $650,000 during the first nine months of 2004 as compared to the same period of 2003.  Salaries and employee benefits increased $326,000 in the first nine months of 2004 as compared to the same period in 2003.  The bank had 11 more full time equivalent employees at September 30, 2004 as compared to the same date in 2003. The increase in staffing is a result of our continued growth.  Equipment expense increased to $678,000 in the first nine months of 2004 as compared to $562,000 in the same period of 2003.  The increase in equipment expense is a result of additional equipment purchased for our branch expansion as well as upgrading our main processor and platform servers early in the second quarter of the year.  Additional cost related to maintenance contract on system upgrades contributed to increased equipment expense.  There was a $166,000 increase in other expenses in the first nine months of 2004 as compared to the same period on 2003.  The increase is primarily a result of increases in supplies of $40,000, correspondent and ATM charges of $49,000, telephone cost of $30,000 and director fees of $19,000.  Legal and professional fees also increased by approximately $22,000 during the first nine months of 2004 due to additional financial reporting and corporate governance requirements.

Comparison of Results of Operations for Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003:

Net income for the third quarter of 2004 was $493,000 or $0.29 per diluted share as compared to $449,000 or $0.27 per diluted share during the comparable period in 2003. Net interest income increased by $225,000 for the three months ended September 30, 2004 from $1.9 million in 2003 to $2.2 million in 2004.  In addition, non-interest income increased by $50,000 from $371,000 for the three months ended September 30, 2003 to $420,000 in the same period of 2004.

Average earning assets were $224.4 million during the third quarter of 2004 as compared to $185.9 million during the third quarter of 2003.  The table on page 22 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2004 and 2003, along with average balances and the related interest income and interest expense amounts.  The yield on average earning assets decreased to 5.1% in the third quarter of 2004 as compared to 5.3% in the third quarter of 2003. The cost of interest bearing liabilities was 1.5% in third quarter of 2004 and 2003.

Total non-interest income increased by $50,000 during the third quarter of 2004 as compared to the same period in 2003.  This resulted from increases in deposit service charges of $19,000, investment fee income of $26,000, and ATM surcharge and interchange fees of approximately $15,000.  These increases were partially offset by a decrease in mortgage loan fees of $23,000 in the three months ended September 30, 2004 as compared to the same period in 2003.  As explained in the nine month results, increased deposit balances resulted in the increase in deposit related service charges.  A slow down in the mortgage refinance market resulted in the decrease in mortgage origination fees in the third quarter of 2004 as compared to the same period in 2003.

Total non-interest expense increased by $216,000 in the third quarter of 2004 as compared to the same quarter of 2003.  This increase resulted from a $137,000 increase in salary and benefits expense, a $9,000 increase in occupancy expense, a $24,000 increase in equipment expense, and a $62,000 increase in other expenses.  All of these increases are a result of the company’s continued growth and expansion strategy.  During the second quarter of 2004, the bank opened its seventh banking office in Northeast Columbia and began construction on its eighth office in the Redbank community of Lexington County.

Financial Position

Assets totaled $262.0 million at September 30, 2004 as compared to $215.0 million at December 31, 2003, an increase of $47.0 million.  At September 30, 2004, loans accounted for 54.4% of earning assets, as compared to 55.8% at December 31, 2003.  Loans grew by $11.8 million during the nine months ended September 30, 2004 from $121.0 million at December 31, 2003 to $132.8 million at September 30, 2004.  The loan to deposit ratio at September 30, 2004 was 61.9% as compared to 65.3% at December 31, 2003.  Management attempts to invest more of its assets in the higher earning loan portfolio as compared to the investment portfolio, but taking into account the completion of our merger with Dutchfork Bancshares in the fourth quarter, we anticipate that this ratio will decrease further because of the size of Dutchfork’s investment portfolio.  Earning asset growth was funded by growth in deposits of $29.4 million from $185.3 million at December 31, 2003 to $214.7 million at September 30, 2004.  On September 16, 2004 a transaction was completed whereby the Company issued $15.0 million in floating rate trust preferred securities.  These securities were issued through a statutory trust created under the laws of the State of Delaware and are reflected on the books of the company as long-term debt.  The securities were primarily issued to fund the merger with Dutchfork Bancshares.

Loans.  Loans typically provide higher yields than the other types of earning assets, and thus one of our goals is to have loans be the largest category of the bank’s earning assets.  As stated previously, upon completion of the merger with DutchFork Bancshares, the ratio of loans to total earning assets will initially decline due to the size of DutchFork’s investment portfolio.  Over time, we expect the ratio of loans to total earning assets will begin to increase.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Management is committed to achieving its asset mix goals management without sacrificing asset quality.  Loans averaged $128.2 million during for the nine months ended September 30, 2004.

The following table shows the composition of the loan portfolio by category:

	September 30 2004		December 31, 2003
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$13,746	10.4%	$11,518	9.5%
Real estate:
Construction	9,544	7.2%	7,782	6.4%
Mortgage - residential	12,499	9.4%	11,804	9.8%
Mortgage - commercial	79,199	59.6%	72,668	60.1%
Consumer	17,826	13.4%	17,237	14.2%
Total gross loans	132,814	100.0%	121,009	100.0%
Allowance for loan losses	(1,858)		(1,705)
Total net loans	$130,956		$119,303

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

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements.  Federal funds sold and investment securities available-for-sale represented 39.1% of total assets at September 30, 2004.   Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At September 30, 2004 the amount of certificates of deposits of $100,000 or more represented 18.4% of total deposits.  These deposits are issued to local customers many of which have other product relationships with the bank and none are brokered deposits.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $23.3 million, including $11.5 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Due to the size of the investment portfolio we acquired in connection with the merger with DutchFork, periods of extreme volatility in interest rates can heavily impact cash flows from the investment portfolio. This results when call options by issuers are exercised and prepayments increase dramatically.  During these periods alternative reinvestment opportunities are also heavily impacted.  In an attempt to manage current and future interest rate spreads, control liquidity, and preserve investment value, we anticipate periodically restructuring portions of our investment portfolio, as DutchFork’s management historically has done.  Restructuring also can impact future income capabilities due to lower rates of return afforded from reinvestment opportunities.  Future changes in the interest rate and economic environment may require management to restructure portions of the investment portfolio.  There can be no assurance that future restructurings will result in the positive gains experienced in prior periods nor that interest rate spreads will be preserved at the levels previously experienced.

Management is not aware of any other trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

The capital needs of the company have been primarily met to date through the initial common stock offering which raised approximately $6.8 million, and in July 1998, a secondary offering in which the company raised an additional $6.6 million in net proceeds.  This capital, along with continued retained earnings, the common stock issued in the Dutchfork Bancshares acquisition and the proceeds we received from the issuance of $15 million in trust preferred securities which was issued in contemplation of our merger with Dutchfork Bancshares, is expected to be sufficient to fund the operations of the bank.  The company’s management anticipates that the bank will remain a well capitalized institution. Shareholders’ equity was 8.0% and 9.1% of total assets at September 30, 2004 and December 31, 2003, respectively.  The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 10.6%, 11.8% and 7.1%, respectively at September 30, 2004.  The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 16.8%, 22.9% and 11.2%, respectively at September 30, 2004.  The capital ratios reflected for the company are substantially higher then they will be subsequent to the completion of the merger with DutchFork Bancshares in the fourth quarter of 2004.  This is a result of the closing of the trust preferred securities issuance on September 16, 2004.  The proceeds from this issuance qualify in part as Tier 1 capital with the balance qualifying as total capital.  Upon completion of the merger the bank and the company will have capital ratios that exceed the required OCC and Federal Reserve regulatory capital guidelines.  The required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios are 4.0%, 8.0% and 4.0%, respectively.  Upon completion of the merger it is anticipated that the bank will maintain capital ratios in excess of the ratios required to be classified as a “well capitalized” bank.  These “well capitalized” ratio requirements are Tier1, total capital and leverage capital 6.0%, 10.0% and 5.0%, respectively.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Average Balance	Interest Earned/Paid	Yield/ Rate	Average Balance	Interest Earned/Paid	Yield/ Rate
Assets
Earning assets
Loans	$128,169,441	$6,195,367	6.46%	$109,961,269	$5,655,060	6.88%
Securities:	59,582,548	1,641,388	3.68%	61,456,102	1,731,502	3.77%

Other short-term investments	20,740,903	172,357	1.11%	17,059,275	132,744	1.04%
Total earning assets	208,492,892	8,009,112	5.13%	188,476,646	7,519,306	5.33%
Cash and due from banks	7,539,865			6,619,066
Premises and equipment	8,644,844			7,268,372
Other assets	2,391,006			2,184,110
Allowance for loan losses	(1,791,419)			(1,726,235)
Total assets	$225,277,188			$202,821,959

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$30,326,011	69,003	0.30%	$32,253,868	48,838	0.20%
Money market accounts	25,046,430	162,847	0.87%	25,793,781	183,907	0.95%
Savings deposits	16,480,517	87,897	0.71%	11,801,073	62,962	0.71%
Time deposits	81,977,487	1,361,830	2.22%	74,395,172	1,487,382	2.67%
Other borrowings	11,154,377	130,570	1.56%	6,913,181	37,146	0.72%
Total interest-bearing liabilities	164,984,822	1,812,147	1.47%	151,157,075	1,820,235	1.61%
Demand deposits	39,163,192			31,588,237
Other liabilities	1,091,236			1,252,745
Shareholders’ equity	20,037,938			18,823,902
Total liabilities and shareholders’ equity	$225,277,188			$202,821,959
Net interest spread			3.66%			3.72%
Net interest income/margin		$6,196,965	3.97%		$5,699,071	4.04%

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Average Balance	Interest Earned/Paid	Yield/ Rate	Average Balance	Interest Earned/Paid	Yield/ Rate
Assets
Earning assets
Loans	$130,670,938	$2,160,088	6.58%	$115,339,717	1,951,890	6.71%
Securities:	66,703,709	597,951	3.57%	55,709,225	504,787	3.59%

Other short-term investments	27,023,579	92,272	1.35%	14,898,758	33,559	0.89%
Total earning assets	224,398,226	2,850,311	5.05%	185,947,700	2,490,236	5.31%
Cash and due from banks	8,168,020			7,274,146
Premises and equipment	9,042,309			7,483,487
Other assets	2,591,777			2,211,356
Allowance for loan losses	(1,817,980)			(1,865,616)
Total assets	$242,382,352			$201,051,073

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$31,739,670	25,275	0.32%	$31,012,268	15,274	0.20%
Money market accounts	28,152,770	67,458	0.95%	22,703,397	48,364	0.85%
Savings deposits	21,180,330	43,598	0.82%	12,549,463	20,870	0.66%
Time deposits	85,200,549	484,134	2.26%	73,002,144	443,755	2.41%
Other borrowings	13,363,928	62,781	1.87%	7,407,927	20,423	1.09%
Total interest-bearing liabilities	179,637,247	683,246	1.51%	146,675,199	548,686	1.48%
Demand deposits	41,269,500			34,063,527
Other liabilities	1,148,827			1,295,294
Shareholders’ equity	20,326,778			19,017,053
Total liabilities and shareholders’ equity	$242,382,352			$201,051,073

Net interest spread			3.54%			3.83%
Net interest income/margin		$2,167,065	3.84%		$1,941,550	4.14%

PART I

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 31, 2004 the company held a special meeting whereby shareholders voted upon two matters.

The first proposal was to approve the Agreement and Plan of Merger dated April 12, 2004 by and between the company and DutchFork Bancshares Inc. (DFBS) pursuant to which DFBS would merge with and into the company.

The second proposal was to vote to authorize the board of directors to adjourn the special meeting to allow time for further solicitation of proxies in the event there were insufficient votes present at the special meeting.

There were 1,613,559 shares entitled to vote at the meeting and at any adjournment.

The results of the special meeting were as follows:

	Votes For	Against	Abstained
Proposal # 1	1,150,989	15,875	764

Proposal # 2	1,148,956	16,650	2,022

ITEM 5. Other Information

As disclosed in a Form 8-K filed on October 6, 2004, we consummated our acquisition of DutchFork Bancshares, Inc. on October 1, 2004.  The merger was completed through the merger of DutchFork with and into First Community with First Community being the surviving corporation in the merger.  Pursuant to the terms of the merger agreement, First Community issued a total of approximately 1,203,392 shares and paid a total of approximately $19,254,275 to former DutchFork shareholders.  Under the terms of the merger agreement, 60% of the issued and outstanding shares of DutchFork common stock were exchanged for shares of First Community common stock and 40% of the issued and outstanding shares of DutchFork common stock were exchanged for cash.  DutchFork shareholders who did not submit properly completed election forms within the required timeframe received 1.78125 shares of First Community common stock for each share of DutchFork stock.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer

31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer

32                                    Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date November 12, 2004	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications