Form 10KSB
period 2004-12-31
FIRST COMMUNITY CORP /SC/
filed 2005-03-25
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number: 000-28344

First Community Corporation

(Name of Small Business Issuer in Its Charter)

South Carolina	571010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Sunset Blvd., Lexington, South Carolina	29072
(Address of principal executive offices)	(Zip Code)

803-951-2265

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenue for its most recent fiscal year was $14,818,945.

The aggregate market value of the voting stock as of March 15, 2005, held by non-affiliates of the registrant based on the closing price as of March 15, 2005, was $49,977,519.

2,830,962 shares of the issuer’s common stock were issued and outstanding as of March 15, 2005.

Documents Incorporated by Reference

The issuer’s proxy statement for the annual meeting of shareholders to be held on May 18, 2005 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12 and 14.

Transitional Small Business Disclosure Format. (Check one): Yes ☐  No  ☒

TABLE OF CONTENTS

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statement of Changes in Shareholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
Part III
Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES

PART I

Item 1. Description of Business.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

General

First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995.  On October 1, 2004, we consummated our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank.  We engage in a commercial banking business from our main office in Lexington, South Carolina and our 10 full-service offices located in Lexington, Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, and Newberry (two).  We offer a wide-range of traditional banking products and services for professionals and small- to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services.  We also offer online banking to our customers.  Our stock trades on the NASDAQ SmallCap market under the symbol FCCO.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all.  Because of our relatively short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•                  the duration of the credit;

•                  credit risks of a particular customer;

•                  changes in economic and industry conditions; and

•                  in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

•                  an ongoing review of the quality, mix, and size of our overall loan portfolio;

•                  our historical loan loss experience;

•                  evaluation of economic conditions;

•                  regular reviews of loan delinquencies and loan portfolio quality; and

•                  the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

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

We may experience difficulties in managing our growth and in effectively integrating DutchFork.

The acquisition of DutchFork was our first acquisition.  Accordingly, we have no experience in integrating another institution’s operations with our company.  There can be no assurances that we will be able to adequately and profitably manage our growth and effectively integrate the operations of DutchFork.  Acquiring DutchFork will involve risks commonly associated with acquisitions, including:

•                       potential exposure to liabilities of DutchFork;

•                       difficulty and expense of integrating the operations and personnel of DutchFork;

•                       potential disruption to our business;

•                       potential diversion of the time and attention of our management; and

•                       impairment of relationships with, and the possible loss of, key employees and customers of DutchFork.

Increases in interest rates could adversely affect the combined companies’ investment portfolio.

Due to the size of the DutchFork’s investment portfolio, periods of extreme volatility in interest rates can heavily impact cash flows from the investment portfolio.  This results when call options by issuers are exercised and prepayments increase dramatically.  During these periods alternative reinvestment opportunities are also heavily impacted.  In an attempt to manage current and future interest rate spreads, control liquidity, and preserve investment value, DutchFork management had periodically restructured portions of its investment portfolio.  These restructurings have resulted in positive income gains for DutchFork for the years ended September 30, 2004 and 2003.  Restructuring also can impact future income capabilities due to lower rates of return afforded from reinvestment opportunities.  Future changes in the interest rate and economic environment may require management to restructure portions of the investment portfolio.  There can be no assurance that future restructurings will result in the positive gains experienced in prior periods nor that interest rate spreads will be preserved at the levels previously experienced.

An economic downturn, especially one affecting the Lexington, Richland, and Newberry Counties and the surrounding areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market of Lexington, Richland, and Newberry Counties and the surrounding area.  If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If an economic downturn occurs in the economy as a whole, or in Lexington, Richland, or Newberry Counties and the surrounding area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004.  Because we were asset sensitive at December 31, 2004, we anticipate that we will benefit from a rising interest rate environment.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Michael C. Crapps, our president and chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and he has contributed significantly to our growth.  If we lose the services of Mr. Crapps, he would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel.  The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  To comply with the Sarbanes-Oxley Act, we have hired an outside consultant to assist with our internal audit and internal control functions. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our client base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•                  the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•                  the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•                  the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•                  the risk of loss of key employees and customers.

Location and Service Area

The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland and Lexington counties of South Carolina and the surrounding area.  Our main office is located in Lexington, South Carolina and our 10 full-service offices are located in Lexington, Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, and Newberry (two).  See Item II, “Description of Properties.”

Lexington County and Richland County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between these two counties.  Columbia can be reached via three interstate highways: I-20, I-26, and I-77 . Columbia is served by several airlines as well as by passenger and freight rail service.  According to the U. S. Census Bureau, Richland and Lexington Counties, which include the primary service areas for the existing six sites of the bank, had an estimated population in 2003 of 558,632.  Lexington County had an estimated population of 226,528 and Richland County had an estimated population of 332,104.  The principal components of the economy within our market area are service industries, government, and wholesale and retail trade.  The largest employers in the area each of which employs in excess of 3,000 people in the Midlands area, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation.  The area has experienced steady growth over the past 10 years and we expect that the area, as well as the service industry needed to support it, will to continue to grow.  Both Richland and Lexington Counties have one of the highest per capita personal incomes in the state at $28,318 and $28,981 in 2002, respectively, compared to $25,502 for South Carolina as a whole.

Banking Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the area.  In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs).  All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules).  We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

We also offer a full range of commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.  Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.  We also make real estate construction and acquisition loans.  We originate fixed and variable rate mortgage loans in the name of a third party which, are sold into the secondary market.  Our lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general we are subject to a loan-to-one-borrower limit of an amount equal to 15% of the bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral.  We may not make any loans to any director, officer, employee, or 10% shareholder of the company or the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

Other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.  We offer non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through GAA Securities, Inc.  We are associated with Jeannie, Star, and Plus networks of automated teller machines and Mastermoney debit cards that may be used by our customers throughout South Carolina and other regions.  We also offer VISA and Mastercard credit card services through a correspondent bank as our agent.

We currently do not exercise trust powers, but can begin to do so with the prior approval of the OCC.

Competition

The banking business is highly competitive.  We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Columbia area and elsewhere.  As of June 30, 2004, there were 17 commercial banks operating approximately 156 offices and two thrifts with a total of eight offices in Lexington, Richland and Newberry Counties.  The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.  Size gives larger banks certain advantages in competing for business from large corporations.  These advantages include higher lending limits and the ability to offers services in other areas of South Carolina.  As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals.  We believe we have competed effectively in this market by offering quality and personal service.

Employees

As of December 31, 2004, we had 106 full-time employees and 11 part-time employees. We believe that our relations with our employees are good.

SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001.  The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging.  The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•                  allowing check truncation without making it mandatory;

•                  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•                  legalizing substitutions for and replacements of paper checks without agreement from consumers;

•                  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•                  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                  requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

First Community Corporation

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

The Bank Holding Company Act.  Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require.  Our activities at the bank and holding company levels are limited to:

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

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  Our common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

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

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “- First Community Bank, N.A. - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends will be subject to regulatory restrictions as described below in “- First Community Bank, N.A. – Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

The Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act was signed into law on November 12, 1999.  Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act.  The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities.  The Act also authorizes activities that are “complementary” to financial activities.  We have not elected to become a financial holding company.

The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies.  In fact, it is not possible to predict the full effect that the Act will have on us.

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First Community Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

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

The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•                  internal controls;

•                  information systems and audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director.  Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

Deposit Insurance - The FDIC establishes rates for the payment of premiums by federally insured commercial banks and savings banks, or thrifts, for deposit insurance. The FDIC maintains a separate Bank Insurance Fund for banks and Savings Association Insurance Fund for savings banks and thrifts.  The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate.  The system takes into account the risks attributable to different categories and concentrations of assets and liabilities.  An institution is placed into one of three capital categories:  (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  The FDIC assessment rate on our bank deposits currently is zero but may change in the future.  The FDIC may increase or decrease the assessment rate schedule on a semiannual basis.  An increase in the BIF or SAIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Transactions with Affiliates and Insiders - The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.  This regulation has not yet been adopted.

Dividends - A national bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Branching - National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency.  In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.  South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

The Gramm-Leach-Bliley Act - Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

Other Regulations - Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

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

Capital Regulations - The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items.  The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums.  We have not received any notice indicating that either First Community Corporation or First Community Bank, N.A. is subject to higher capital requirements.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines.  The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.  The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures.  The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  Currently, we qualify as “well capitalized.”

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.  The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.  Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

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

Enforcement Powers - The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies - Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 2. Description of Property.

Lexington Property. The principal place of business of both the company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072.  The site of the bank’s main office is a 2.29 acre plot of land.  The site was purchased for $576,000.  We are operating in an 8,500 square foot facility located on this site.  In October 2000, the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300,000 for future expansion.  This site is designed to allow for 24,000 to 48,000 square foot facility at some future date..

Forest Acres Property. We operate a branch office facility at 4404 Forest Drive, Columbia, South Carolina 29206.  The Forest Acres site is .71 acres.  The banking facility is approximately 4,000 square feet with a total cost of land and facility approximately $920,000.

Irmo Property. We operate a branch office facility at 1030 Lake Murray Boulevard, Irmo, South Carolina 29063.  The Irmo site is approximately 1.00 acre.  The banking facility is approximately 3,200 square feet with a total cost of land and facility of approximately $1.1 million.

Cayce/West Columbia Property. We operate a branch office facility at 506 Meeting Street, West Columbia, South Carolina, 29169.  The Cayce/West Columbia site is approximately 1.25 acres.  The banking facility is approximately 3,800 square feet with a total cost of land and facility of approximately $935,000.

Gilbert Property. We operate a branch office at 4325 Augusta Highway Gilbert, South Carolina 29054.  The facility is an approximate 3000 square foot facility located on an approximate one acre lot.  The total cost of the land and facility was approximately $768,000.

Chapin Office. We operate a branch office facility at 137 Amicks Ferry Rd., Chapin, South Carolina 29036. The facility is approximately 2,200 square feet and is located on a three acre lot.  The total cost of the facility and land was approximately $695,000.

Northeast Columbia. We operate a branch office facility at 9822 Two Notch Rd, Columbia, South Carolina 29223.  The facility is approximately 3,000 square feet and is located on a 1.0 acre lot.  The total cost of the facility and land was approximately $1.2 million.

College Street. We operate a branch office at 1323 College Street, Newberry, South Carolina 29108.  This banking office was acquired in connection with the DutchFork merger.  The banking facility is approximately 3,500 square feet and is located on a .65 acre lot.  The facility and land are valued at approximately $365,000.

Prosperity Property.  We operate a branch office at 101 N. Wheeler Avenue, Prosperity, South Carolina 29127.  This office was acquired in connection with the DutchFork merger.  The banking facility is approximately 1,300 square feet and is located on a .31 acre lot.  The facility and land are valued at approximately $175,000.

Wilson Road.  We operate a branch office at 1735 Wilson Road, Newberry, South Carolina 29108.  The banking office was acquired in connection with the DutchFork merger.  This banking facility is approximately square feet and is located on a 1.56 acre lot.  Adjacent to the branch facility is a 13,000 square foot facility which was formerly utilized as the DutchFork operations center.  The land and buildings are valued at approximately $3.3 million.

Redbank Property. We operate a branch office facility at 1449 Two Notch Road, Lexington, South Carolina 29073.  This branch opened for operation on February 3, 2005.  The facility is approximately 3,000 square feet and is located on a 1.0 acre lot.  The total cost of the facility and land was approximately $1.3 million.

Highway 219 Property.  A .61 acre lot located on highway 219 in Newberry County was acquired in connection with the DutchFork merger.  This lot may be used for a future branch location but no definitive plans have been made.  The lot is valued at $430,000.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of March 15, 2005, there were approximately 1,192 shareholders of record of our common stock.  On January 15, 2003, our stock began trading on the Nasdaq SmallCap Market under the trading symbol of “FCCO.”  Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol “FCCO.OB.”  The following table sets forth the high and low sales price information as reported by Nasdaq in 2004 and 2003, and the dividends per share declared on our common stock in each such quarter.  All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends

2003
Quarter ended March 31, 2003	$17.00	$14.00	$0.04
Quarter ended June 30, 2003	$19.47	$16.35	$0.05
Quarter ended September 30, 2003	$20.16	$18.30	$0.05
Quarter ended December 31, 2003	$22.30	$19.60	$0.05
2004
Quarter ended March 31, 2004	$24.50	$21.75	$0.05
Quarter ended June 30, 2004	$24.00	$20.50	$0.05
Quarter ended September 30, 2004	$22.97	$20.00	$0.05
Quarter ended December 31, 2004	$20.70	$18.30	$0.05

We expect comparable dividends to be paid to the shareholders for the foreseeable future.  Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.  As a national bank, our bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  At December 31, 2004, the bank had $5.1 million free of these restrictions.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6.  Management’s Discussion and Analysis.

First Community Corporation

Selected Financial Data

(Amounts in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002	2001	2000

Operations Statement Data:
Net interest income	$9,596	$7,648	$7,044	$5,523	$4,376
Provision for loan losses	245	167	677	407	161
Non-interest income	1,774	1,440	1,232	938	594
Non-interest expense	7,977	6,158	5,377	4,381	3,306
Income taxes	963	965	758	569	519
Net income	$2,185	$1,797	$1,464	$1,104	$984
Per Share Data:
Net income diluted (1)	$1.09	$1.08	$0.90	$0.68	$0.61
Cash dividends	.20	0.19	0.12	—	—
Book value at period end (1)	18.09	12.21	11.61	10.56	9.70
Tangible book value at period end (1)	8.19	11.74	11.02	9.85	9.70
Balance Sheet Data:
Total assets	$455,706	$215,029	$195,201	$156,555	$111,986
Loans, net	184,007	119,304	98,466	86,518	67,110
Securities	196,026	58,954	69,785	46,366	28,735
Deposits	337,064	185,259	168,062	134,402	92,755
Shareholders’ equity	50,463	19,509	18,439	16,776	15,369
Average shares outstanding (1)	1,903	1,590	1,588	1,585	1,584
Performance Ratios:
Return on average assets	0.76%	0.88%	0.82%	0.77%	0.94%
Return on average equity	8.00%	9.49%	8.35%	8.00%	6.76%
Net interest margin	3.72%	4.02%	4.26%	4.19%	4.59%
Dividend payout ratio	17.39%	16.81%	13.04%	N/A	N/A
Asset Quality Ratios:
Allowance for loan losses to period end total loans	1.48%	1.41%	1.53%	1.14%	1.30%
Allowance for loan losses to non-performing assets	2291.34%	2,123.60%	1,059.24%	247.00%	N/A
Non-performing assets to total assets	.03%	.04%	.07%	0.26%	N/A
Net charge-offs (recoveries) to average loans	.13%	(.01)%	.16%	0.35%	0.08%
Capital and Liquidity Ratios:
Tier 1 risk-based capital	12.91%	13.21%	14.03%	14.90%	19.30%
Total risk-based capital	13.86%	14.42%	15.28%	15.90%	20.40%
Leverage ratio	8.51%	8.87%	8.77%	10.00%	13.80%
Equity to assets ratio	9.60%	9.07%	9.45%	10.72%	13.72%
Average loans to average deposits	61.00%	63.33%	60.71%	68.66%	67.14%

(1)  Adjusted for the June 30, 2001 5% stock dividend and the February 28, 2002 5-for-4 stock split.

Overview

First Community Corporation is a one bank holding company.  The company commenced operations on November 2, 1994.  The bank, the company’s only subsidiary began operations on August 17, 1995 from its first office located in Lexington, South Carolina.  On September 14, 1995 the company opened its second office located in Forest Acres, South Carolina.  The bank now has 11offices, after opening a de-novo branch in the Redbank community of Lexington County in February 2005. All of the offices are located in Lexington County, Newberry County or Richland County, South Carolina.  During the fourth quarter of 2004, the company completed its first acquisition of another financial institution when it merged with DutchFork Bancshares, Inc. the holding company for Newberry Federal Savings Bank.  The merger added three offices in Newberry County, which is located in the Midlands of South Carolina.  The company engages in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

During 2004, the company experienced significant growth through the merger with DutchFork Bancshares while continuing to experience organic loan and deposit growth in the markets served prior to the acquisition.  When referring to “organic growth,” the measure excludes the amounts acquired as of the date of the merger.  The company experienced “organic loan growth” during 2004 of approximately 12.1% or $14.6 million.  This growth was funded by organic deposit growth of approximately 9.2% or $17.0 million in 2004.  Total assets grew to $455.7 million, loans to $186.8 million and deposits to $337.1 million at December 31, 2004.

The company’s net income increased $388,000 in 2004, or 21.6%, over the year ended December 31, 2003.  Net income was $2.2 million, or $1.09 diluted earnings per share in 2004, compared to $1.8 million or $1.08 diluted earnings per share in 2003.

The following discussion describes our results of operations for 2004 as compared to 2003 (and 2003 compared to 2002) and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  A primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2004, 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Merger Completed During 2004.

On April 12, 2004, the company entered into an Agreement and Plan of Merger with DutchFork Bancshares, Inc, which provided for the merger of DutchFork with and into the company. In addition, the agreement provided for the merger of Newberry Federal Savings Bank, a subsidiary of DutchFork, with and into First Community Bank, N.A.  The merger was completed on October 1, 2004.  Pursuant to the merger the company issued 1,169,898 shares of common stock valued at $27.3 million and paid $18.3 million in cash to former shareholders of DutchFork.  Other costs related to the merger included stock options valued at $2.6 million and direct acquisition cost of $1.1 million.  The fair value of assets acquired at the date of acquisition was $224.2 million, including $24.2 million in goodwill and $2.9 million in core deposit intangible.  The fair value of liabilities assumed amounted to $174.9 million.

Results of Operations

The company’s net income was $2.2 million, or $1.09 diluted earnings per share, for the year ended December 31, 2004, as compared to net income of $1.8 million, or $1.08 diluted earnings per share, for the year ended December 31, 2003, and $1.5 million, or $0.90 diluted earnings per share, for the year ended December 31, 2002. Net interest income, non-interest income and non-interest expense increased as a result of the organic growth the company has experienced throughout the year. Our results of operations also include the impact of the merger with DutchFork in October 2004.  The increase in net income for 2004 as compared to 2003 resulted primarily from an increase in the level of average earning assets of $67.6 million.  The effects of the increase in earning assets was somewhat offset by a decrease in the net interest margin from 4.02% in 2003 as compared to 3.72% during 2004.  Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.46% in 2004 as compared to 3.71% in 2003 and 3.91% in 2002.  Net interest income increased from $7.6 million in 2003 to $9.6 million in the year ended December 31, 2004.  The provision for loan losses was $245,000 in 2004 as compared to $167,000 in 2003.  Non-interest income increased from $1.4 million in 2003 to $1.8 million in 2004 due primarily to increased deposit service charges resulting from higher average deposit account balances as well as increased ATM/debit card fees and ATM surcharge fees.  Non-interest expense increased to $8.0 million in 2004 as compared to $6.2 million in 2003.  This increase is attributable to increases in all expense categories required to support the continued growth of the bank.

The increase in net income from 2002 to 2003 resulted primarily from an increase in the level of average earning assets of $24.8 million, and a decrease in the provision for loan losses from $677,000 in 2002 to $167,000 in 2003.  These factors were somewhat offset by a 24 basis point decrease in the net interest margin Earning assets averaged $190.3 million in 2003 as compared to $165.5 million in 2002. The lower provision for loan losses was a result of the company realizing a substantial recovery on a loan charged off in a previous period and subsequently recovered in 2003. Non-interest income increased from $1.2 million in 2002 to $1.4 million in 2003 due to increased deposit service charges and increases in mortgage origination fees.  Non-interest expense increased to $6.2 million in 2003 as compared to $5.4 million in 2002.  This increase is attributable to increases in all expense categories required to support the continued growth of the bank.

Net Interest Income

Net interest income is the company’s primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the rates earned on the company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income totaled $9.6 million in 2004, $7.6 million in 2003 and $7.0 million in 2002.  In 2004, loans represented 55.0% of average earning assets as compared to 58.8% in 2003.  As a result of the acquisition of DutchFork, the company’s loan to deposit ratio decreased on average during 2004 and at December 31, 2004 was at 55.4%.  Loans typically provide a higher yield than other types of earning assets and thus one of the company’s goals continues to be to grow the loan portfolio as a percentage of earning assets.  The yield on earning assets decreased from 5.95% in 2002 to 5.27% in 2003 and 5.06% in 2004.  For several years the economy has experienced historically low market interest rates which have contributed to the continued decline in the yield on earning assets.  The decrease in yield on average earning assets was partially offset by a decrease in the rate paid on interest-bearing liabilities to 1.56% in 2003 from 2.04% in 2002.  In 2004, the rate paid on interest-bearing liabilities increased slightly to 1.60%.  This increase resulted from an increase in average borrowings from $7.9 million in 2003 to $24.6 million in 2004.  The company borrowed $15.0 million in long-term debt to facilitate the merger with DutchFork and acquired $35.0 million in Federal Home Loan Bank advances as a result of the merger.  These longer term borrowed funds typically have a higher interest rate then the company’s mix of deposit products.  The company experienced a decrease in the rate paid on interest-bearing deposits from 1.60% in 2003 to 1.43% in 2004.

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

(In thousands)

	Year ended December 31,
	2004			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans	$141,793	$9,063	6.39%	$111,928	$7,582	6.77%	$93,992	$7,025	7.47%
Securities	92,933	3,647	3.92%	60,261	2,267	3.76%	58,462	2,614	4.47%
Other short-term investments (2)	23,167	334	1.44%	18,089	179	0.99%	13,074	208	1.59%
Total earning assets	257,893	13,044	5.06%	190,278	10,028	5.27%	165,528	9,847	5.95%
Cash and due from banks	8,425			6,626			5,359
Premises and equipment	9,740			7,440			6,644
Other assets	12,173			2,195			2,362
Allowance for loan losses	(2,063)			(1,744)			(1,245)
Total assets	$286,168			$204,795			$178,648
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$36,906	110	0.30%	$31,892	66	0.21%	$27,509	80	0.29%
Money market accounts	29,568	284	0.96%	25,122	231	0.92%	27,848	413	1.48%
Savings deposits	22,070	155	0.70%	12,041	84	0.70%	8,917	82	0.92%
Time deposits	102,322	2,180	2.13%	75,391	1,927	2.56%	67,500	2,185	3.24%
Other borrowings	24,596	719	2.92%	7,855	72	0.92%	5,305	43	0.81%
Total interest-bearing liabilities	215,462	3,448	1.60%	152,301	2,380	1.56%	137,079	2,803	2.04%
Demand deposits	41,663			32,304			23,045
Other liabilities	1,573			1,243			983
Shareholders’ equity	27,470			18,947			17,541
Total liabilities and shareholders’ equity	$286,168			$204,795			$178,648
Net interest spread			3.46%			3.71%			3.91%
Net interest income/margin		$9,596	3.72%		$7,648	4.02%		$7,044	4.29%

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

(In thousands)

	2004 versus 2003			2003 versus 2002
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net

Assets
Earning assets
Loans	$1,929	$(448)	$1,481	$1,256	$(700)	$556
Investment securities	1,287	93	1,380	78	(425)	(347)
Other short-term investments (1)	14	141	155	64	(92)	(28)
Total earning assets	3,435	(419)	3,016	1,377	(1,196)	181

Interest-bearing liabilities
Interest-bearing transaction accounts	8	36	44	(11)	25	(14)
Money market accounts	42	11	53	(37)	(144)	(181)
Savings deposits	71	1	72	25	(23)	2
Time deposits	610	(357)	253	236	(495)	(259)
Other short term borrowings	321	325	646	23	7	30
Total interest-bearing liabilities	1,013	55	1,068	288	(710)	(422)
Net interest income			$1,948			$603

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

The following table illustrates the company’s interest rate sensitivity at December 31, 2004.

Interest Sensitivity Analysis

(In thousands)

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans (1)	$109,195	$40,856	$34,256	$2,464	$186,771
Securities (2)	51,213	54,214	58,403	33,536	197,366
Federal funds sold, securities purchased under agreements to resell and other earning assets	9,934	—	—	—	9,934
Total earning assets	170,342	95,070	92,659	36,000	394,071

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	—	33,884	11,294	11,294	56,472
Money market accounts	21,188	21,187	—	—	42,375
Savings deposits	—	21,222	7,074	7,074	35,370
Time deposits	108,515	24,999	19,813	—	153,327
Total interest-bearing deposits	129,703	101,292	38,181	18,368	287,544
Other borrowings	25,698	1,500	10,710	27,743	65,651
Total interest-bearing liabilities	155,401	102,792	48,891	46,111	353,195

Period gap	$14,941	$(7 ,722)	$43,768	$(10,111)	$40,876
Cumulative gap	$14,941	$7,219	$50,987	$40,876	$40,876
Ratio of cumulative gap to total earning assets	3.79%	1.83%	12.94%	10.37%	10.37%

(1)          There are no loans classified as non-accrual as of December 31, 2004

(2)          Securities based on amortized cost

The company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive.  The company currently is asset sensitive within one year.  However, the company’s gap analysis is not a precise indicator of its interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.  The GAP analysis includes the carrying amounts of interest rate sensitive assets and liabilities in the periods in which they next reprice to market rates or mature.  To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.  Through simulation modeling management monitors the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next twelve months.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at December 31, 2004 over the next twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates
+200bp	+ 1.56%
+100bp	+ 0.96%
Flat	—
-100bp	- 6.44%
-200bp	- 14.33%

As a result of the size of the investment portfolio that was acquired in the DutchFork merger and the amount and type of fixed rate longer term investments that were in the portfolio, management has put a great deal of emphasis on restructuring the portfolio since October 1, 2004.  The purpose was to shorten the average life of the portfolio and acquire investments that provided cash flow and/or were adjustable rate instruments.  Although this resulted in a reduction in investment yield, management believes that the restructuring positions the bank more appropriately for interest rate volatility and provides a significant amount of additional cash flow to fund desired loan growth.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.  As of December 31, 2003 management implemented a system for allocating the allowance for loan losses to specific components of the loan portfolio.  Prior to December 31, 2003 the allowance was allocated on an overall portfolio basis.  Allocation of the allowance to specific loan components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the loan portfolio. The objective of management has been to fund the allowance for loan losses at approximately 1.1% to 1.5% of total loans until a tested historical loss experience has been established.  During 2002, management began to build the allowance to the mid to upper range of this objective due to declining economic conditions and increased charge-offs in 2001 and 2002.  During the first six months of 2003, the company recovered certain of these charge-offs and slightly exceeded its target for the allowance for loan losses.  As a result, the provision for loan losses was funded at a lower amount throughout 2003 as compared to 2002.  The provision of $245,000 in 2004 maintained the allowance for loan loss within management’s desired levels.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.  Management has also established a loan review process to ensure that its loan loss allowance is adequate.  This process includes a review by the management senior credit committee of all loans originated for $100,000 or more.  In addition, all loan relationships with aggregate credit of $500,000 or more are reviewed annually and loans regardless of amount criticized or classified by management in accordance with regulatory guidelines are reviewed quarterly.

At December 31, 2004 and 2003, the allowance for loan losses amounted to $2.8 million and $1.7 million, respectively. This represents 1.48% and 1.41% of outstanding loans at December 31, 2004 and 2003, respectively.  At December 31, 2004 the company had no loans in a non-accrual status.  At December 31, 2003 and 2002 the company had non-accrual loans in the amount of $80,000 and $144,000, respectively.  There was $411,000, $96,000 and $340,000 in loans delinquent greater than 30 days at December 31, 2004, 2003 and 2002, respectively.  There were $80,000, $109,000 and $24,000 in loans greater than 90 days delinquent at December 31, 2004, 2003 and 2002, respectively.  The provision for loan losses was $245,000, $167,000 and $677,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  As a result of the merger with DutchFork, the bank acquired an allowance for loan losses in the amount of $995,000.

Allowance for Loan Losses

(Dollars in thousands)

	2004	2003	2002	2001	2000
Average loans outstanding	$141,793	$111,928	$93,992	$79,466	$60,001
Loans outstanding at period end	$186,771	$121,009	$99,991	$87,519	$67,984
Total non-performing loans	—	$80	$144	$404	—

Beginning balance of allowance	$1,705	$1,525	$1,000	$873	$704
Loans charged-off:
1-4 family residential mortgage	5	27	—	7	—
Home equity	—	—	—	—	5
Commercial	196	157	156	270	—
Installment & credit card	93	51	16	7	2
Total loans charged-off	294	235	172	284	7
Recoveries:
1-4 family residential mortgage	—	—	—	—	—
Home equity	—	—	19	—	—
Commercial	90	247	1	4	14
Installment & credit card	23	1	—	—	1
Total recoveries	113	248	20	4	15
Net loans charged off (recovered)	181	(13)	152	280	(8)
Provision for loan losses	245	167	677	407	161
Purchased in acquisition	995	—	—	—	—
Balance at period end	$2,764	$1,705	$1,525	1,000	$873

Net charge -offs to average loans	0.13%	(0.01%)	0.16%	0.35%	(0.02)%
Allowance as percent of total loans	1.48%	1.41%	1.53%	1.14%	1.28%
Non-performing loans as % of total loans	—	0.07%	0.14%	0.46%	—
Allowance as % of non-performing loans	—	2123.60%	1059.03%	247.52%	—

Allocation of the Allowance for Loan Losses

(In thousands)

	December 31,
	2004		2003
	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$1,215	10.2%	$167	9.5%
Real Estate Construction	13	4.3%	214	6.4%
Real Estate Mortgage:
Commercial	780	51.8%	792	60.1%
Residential	228	19.0%	293	9.8%
Consumer	89	14.7%	85	14.2%
Unallocated	439	N/A	36	N/A
Total	$2,764	100.0%	$1,705	100.0%

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

Noninterest Income and Expense

Noninterest Income. The company’s primary source of noninterest income is service charges on deposit accounts.  In addition, the company originates mortgage loans that are closed in the name of a third party for which the company receives a fee.  Other sources of noninterest income are derived from commissions on sale of non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees.  Noninterest income for the year ended December 31, 2004 was $1.8 million as compared to $1.4 million for 2003, an increase of $339,000, or 23.2%.  This increase is primarily a result of the growth in deposit account balances and the related deposit account fees as well as increases in ATM/debit card fees and ATM surcharge fees.  Deposit service charges amounted to $880,000 in 2004 as compared to $700,000 in 2003.  ATM/debit card fees and ATM surcharge fees increased approximately $80,000 in 2004 as compared to 2003.  This increase resulted from installing ATM’s at all branch locations as well as increased usage in card activity as a result of increases in numbers of accounts.

Noninterest income amounted to $1.2 million in 2002.  The increase in 2003 of $208,000, or 16.8%, as compared to 2002 is also primarily attributable to increased deposit account balances and the related deposit account fees.  Deposit account fees increased $113,000, or 19.3%, in 2003 as compared to 2002.  In addition, mortgage loan fees increased approximately $43,000 from $300,000 in 2002 to $343,000 in 2003.  Record low market interest rates contributed significantly to increased new home sales and home refinancing throughout 2003 and 2002.  As a result of the merger with DutchFork in October 2004, noninterest income for three new offices was included in the results of operation for the last quarter of 2004.

Noninterest Expense.  In the very competitive financial services industry, management recognizes the need to place a great deal of emphasis on expense management and continually evaluates and monitors growth in discretionary expense categories in order to control future increases.  The company has expanded its branch network over the last five years and opened of its eleventh office in February 2005.  Along with this branch expansion the company has continued to improve the support infrastructure to enable the company to effectively manage the growth experienced over the last five years.  As a result of the merger with DutchFork in October 2004, expenses associated with operating the three new offices were included in the results of operations for the last quarter of 2004.  As a result of management’s expansion strategy all categories of noninterest expense have continued to increase over the last several years.  Management anticipates that they will continue to seek de novo branch expansion opportunities in key markets within the midlands of South Carolina.

Noninterest expense increased to $8.0 million for the year ended December 31, 2004 from $6.2 million for the year ended December 31, 2003.  Salary and employee benefits increased $957,000 in 2004 as compared to 2003. Due to an increase in the number of full time equivalent employees from 70 at December 31, 2003 to 115 at December 31, 2004. We added approximately 30 employees in connection with the merger with DutchFork.  The other new employees were hired to support the continued growth of the bank.  Equipment expense increased by $188,000, or 23.4%, in 2004 as compared to 2003.  This is primarily attributable to increased depreciation and maintenance contract expense related to equipment purchased to upgrade and improve existing technology, including an upgrade to our main processor and item processing equipment needed to support increased volumes subsequent to the merger with DutchFork.  During 2003, the company introduced an internet banking product, upgraded the teller and new account platform systems and upgraded the ATM and debit card processing system.  A full year’s depreciation and maintenance expense on these additions are included in the results for 2004.  The company continues to evaluate its technology systems in order to enhance its delivery of services.  Noninterest expense in 2004, 2003 and 2002 includes amortization of the deposit premium intangible of $280,000, $179,000 and $185,000, respectively, related to the merger with DutchFork in October 2004 and the acquisition of the Chapin office in February 2001.  The deposit premium of $1.2 million relative to the Chapin branch acquisition and the $2.9 million related to the DutchFork merger are being amortized on a straight-line basis over a period of seven years.  Marketing and public relations expense for 2004 increased by $52,000 as a result of planned increases in advertising for 2004.

The Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure.  To comply with certain aspects of the Sarbanes-Oxley Act, particularly section 404, we have hired an outside consultant to assist with certain documentation and testing of internal control functions.  As a result of an extension granted by the Securities and Exchange Commission to non-accelerated filers, the company must comply with the provisions of section 404 as of December 31, 2006.  As the process was put in place to comply as of December 31, 2005 prior to the extension, management anticipates much of the consulting work will be performed in 2005.  It is anticipated that the direct cost relative to this work will be in the range of $75,000 to $85,000 in 2005.

Noninterest expense increased to $6.2 million for the year ended December 2003 from $5.4 million for the year ended December 31, 2002.  Salary and employee benefit expense increased $566,000 in 2003 as compared to 2002.  This increase resulted from an increase of 12 full time equivalent employees from 58 at December 31, 2002 to 70 at December 31, 2003.  Equipment expense increased by $174,000 in 2003 as compared to 2002.  Marketing and public relations expense increased by $29,000 in 2003 as compared to 2002.  This increase is attributable to planned increases in advertising to include the continued use of television media in our markets.

The following table sets forth for the periods indicated the primary components of non-interest expense:

(In thousands)

	Year ended December 31,
	2004	2003	2002

Salary and employee benefits	$4,263	$3,307	$2,740
Occupancy	489	395	340
Equipment	992	803	629
Marketing and public relations	325	273	244
Data processing	127	87	86
Supplies	191	126	161
Telephone	206	147	128
Correspondent services	140	78	72
Insurance	149	141	113
Professional fees	190	194	176
Postage	111	85	75
Amortization of intangibles	280	179	185
Other	514	343	428
	$7,977	$6,158	$5,377

Income Tax Expense

Income tax expenses for the year ended December 31, 2004 were $963,000, or 30.6% of income before taxes, as compared to $965,000, or 34.9% of income before taxes, for the year ended December 31, 2003.  Income taxes for 2002 were $758,000, or 34.1% of income before taxes.  The company recognizes deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards.  A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized.  The decrease in the effective tax rate in 2004 over the prior years is primarily a result of non-taxable dividends received during the fourth quarter of 2004 on preferred stock held in the available-for-sale portfolio.  These investments were owned by DutchFork at the date of the merger.  Subsequent to the merger and as a result of restructuring certain holdings within the portfolio, a significant portion of these securities have been sold.  It is anticipated that the current holdings will continue to reduce the company’s effective tax rate.  At current established federal and state statutory income tax rates, it is anticipated that effective income tax rate for the company will remain between 30.0% to 34.0 % of income before taxes in the future.

Financial Position

Total assets at December 31, 2004 were $455.7 million as compared to $215.0 million at December 31, 2003.  Average earning assets increased to $257.9 million during 2004 as compared to $190.3 million during 2003.  Asset growth included an organic growth in loans of $14.6 million during 2004.  Loans at December 31, 2004 were $186.8 as compared to $121.0 million at December 31, 2003.  The increase includes $51.2 million in loans acquired in the merger with DutchFork.  Investment securities increased from $59.0 at December 31, 2003 to $196.0 million at December 31, 2004, which includes $122.4 million acquired in the merger with DutchFork.  The organic growth in assets was primarily funded by an increase in deposit account balances of $17.0 million.  Deposit and borrowings acquired in the merger with DutchFork amounted to $134.9 million and $38.6 million, respectively.  Shareholders’

equity totaled $50.5 million at December 31, 2004 as compared to $19.5 million at December 31, 2003.  The increase was a result of retained earnings of $1.8 million, stock issued in the merger valued at $29.8 million, and proceeds from issuance of stock under stock option plans and the dividend reinvestment plan of  $315,000.  These increases were offset by an increase of the unrealized loss on available-for-sale securities $1.0 million during 2004.

Earning Assets

Loans.  Loans typically provide higher yields than the other types of earning assets, and thus one of the bank’s goals is to have loans be the largest category of the bank’s earning assets.  At December 31, 2003 loans accounted for 60.6% of earning assets as compared to 47.6% of earning assets at December 31, 2004.  As a result of the merger with DutchFork, the ratio of loans to total earning assets decreased considerably.  In evaluating the merger with DutchFork, management considered the need to leverage the existing deposit base in the Newberry County market through quality growth of the loan portfolio.  The growth of the loan portfolio both in total dollars and as a percentage of total earning assets will continue to be a major focus throughout 2005 and thereafter.  Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance.  Management is committed to achieving its asset mix goals without sacrificing asset quality.  Loans averaged $141.8 million during 2004, as compared to $111.9 million in 2003.

The following table shows the composition of the loan portfolio by category:

(In thousands)

	December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$19,001	10.2%	$11,518	9.5%	$10,688	10.7%
Real estate:
Construction	8,066	4.3%	7,782	6.4%	7,533	7.5%
Mortgage – residential	35,438	19.0%	11,804	9.8%	11,055	11.1%
Mortgage – commercial	96,811	51.8%	72,668	60.1%	55,290	55.3%
Consumer	27,455	14.7%	17,237	14.2%	15,425	15.4%
Total gross loans	186,771	100.0%	121,009	100.0%	99,991	100.0%
Allowance for loan losses	(2,764)		(1,705)		(1,525)
Total net loans	$184,007		$119,303		$98,466

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan.  The company follows the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components.  Generally the company limits the loan-to-value ratio to 80%. The principal components of the company’s loan portfolio, at year-end 2004 and 2003, were commercial mortgage loans in the amount of $96.8 million and $72.7 million, representing 51.8% and 60.1% of the portfolio, respectively.  Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate.  Management maintains a conservative philosophy regarding its underwriting guidelines, and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity for the company.  The following table sets forth the company’s loans maturing within specified intervals at December 31, 2004.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)

	December 31, 2004
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial & agricultural	$6,901	$5,549	$6,641	$19,001
Real estate - construction	6,882	1,184	—	8,066
All other loan	22,729	36,950	100,025	159,704
	$36,512	$43,593	$106,666	$186,771

Loans maturing after one year with:
Fixed interest rates				$81,482
Floating interest rates				68,777
				$150,259

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities.  The investment securities portfolio is a significant component of the company’s total earning assets.  Total securities averaged $92.9 million in 2004, as compared to $60.3 million in 2003.  This represents 36.0% and 31.7% of the average earning assets for the year ended December 31, 2004 and 2003, respectively.  The investment portfolio is more significant at December 31, 2004 as a result of the merger with DutchFork.  At December 31, 2004 the portfolio is 49.9% of earning assets.  During the fourth quarter of 2004, and to a lesser extent continuing into 2005, the combined portfolio was restructured. Although the portfolio acquired from DutchFork had a large percentage of investments with variable interest rates, the investments did not provide significant cash flow.  The objective of the restructuring was to shorten the maturity and purchase investments that provided ongoing cash flow.  Subsequent to the merger, the company sold available-for-sale securities with an approximate carrying value of $56.6 million.  The net gain recognized on the sale was $11,000.  The investments were recorded at fair value at the date of the merger and as a result, there was not a significant difference in the sales price and carrying price of these securities.  The proceeds from these sales were reinvested primarily in various mortgage-backed securities and collateralized mortgage obligations.  Shortening the life of the portfolio has resulted in a decrease in the overall yield in the portfolio.  Management believes that this enables the company to better manage the interest rate risk associated with interest rate volatility.  In addition, management’s objective is to increase the size of the loan portfolio as a percentage of total earning assets and the restructured portfolio provides the necessary cash flow to meet this objective.  Management has continued to take advantage of opportunities to restructure portions of the portfolio in the first quarter of 2005, but it is not anticipated that the volume of sales that the company experienced in the fourth quarter will continue.  The objective of the company in its management of the investment portfolio is to maintain a portfolio of high quality, liquid investments.  This policy is particularly important as the company continues to emphasize increasing the percentage of the loan portfolio to total earning assets.  At December 31, 2004, the estimated weighted average life of the portfolio was 10.3 years and the weighted average tax equivalent yield was 4.8%.

The following table shows the investment portfolio composition

(In thousands)

	December 31,
	2004	2003	2002
Securities available-for-sale at fair value:
U.S. Treasury	$998	$3,027	$4,338
U.S. Government agency	63,735	35,596	45,919
Mortgage-backed securities	71,055	14,395	13,812
Equity and other	54,202	941	699
	190,010	53,959	64,768
Securities held-to-maturity (amortized cost):
State and local government	6,006	4,985	5,007
Other	10	10	10
	6,016	4,995	5,117
Total	$196,026	$58,954	$69,885

The following table shows, at carrying value, the scheduled maturities and average yields of securities held.

Investment Securities Maturity Distribution and Yields

(In thousands)

	December 31, 2004
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity:
State and local government	$		$658	4.27%	$1,960	3.86%	$3,394	3.87%
Other			10	5.85%
Total investment securities held-to-Maturity			668	4.29%	1,960	3.86%	3,394	3.87%

Available-for-sale:
U.S. treasury	998	2.78%
U.S. government agencies	8,682	3.46%	41,668	3.43%	13,405	4.01%
Mortgage-backed securities	29,919	3.95%	26,258	4.20%	7,258	3.93%	7,620	3.71%
Other	5,030	3.83%	1,998	7.53%	1,995	4.03	45,179	7.93%
Total investment securities available-for-sale	44,629	3.81%	69,924	3.83%	22,658	3.99%	52,799	7.35%
Total investment securities	$44,629	3.81%	$70,586	3.83%	$24,618	3.98%	$56,193	7.14%

Short-Term Investments.  Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $23.2 million in 2004, as compared to $18.1 million in 2003.  At December 31, 2004, short-term investments totaled $9.9 million. These funds are a primary source of the company’s liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits.  Average deposits were $232.5 million during 2004, compared to $176.8 million during 2003.  Average interest-bearing deposits were $190.9 million in 2004, as compared to $144.4 million in 2003.

The following table sets forth the deposits of the company by category:

(In thousands)

	December 31,
	2004		2003		2002
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Demand deposit accounts	$49,520	14.7%	$37,045	20.0%	$27,124	16.1%
NOW accounts	59,723	17.7%	33,660	18.2%	30,207	18.0%
Money market accounts	39,124	11.6%	23,355	12.6%	27,920	16.6%
Savings accounts	35,370	10.5%	11,223	6.0%	9,818	5.8%
Time deposits less than $100,000	100,629	29.9%	45,125	24.4%	46,647	27.8%
Time deposits more than $100,000	52,698	15.6%	34,850	18.8%	26,346	15.7%
	$337,064	100.0%	$185,258	100.0%	$168,062	100.0%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the company’s loan portfolio and other earning assets.  The company’s core deposits were $284.4 million and $150.4 million at December 31, 2004 and 2003, respectively.  A stable base of deposits is expected to be the company’s primary source of funding to meet both its short-term and long-term liquidity needs in the future.  The company acquired $134.9 million in deposits as a result of the merger with DutchFork.

The maturity distribution of the company’s time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

(In thousands)

	December 31, 2004
	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total

Certificates of deposit of $100,000 or more	$12,565	$7,051	$17,345	$15,737	$52,698

There were no other time deposits of $100,000 or more at December 31, 2004.

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions partially fund their balance sheets using large certificates of deposits obtained through brokers.  These brokered deposits are generally expensive and can be unreliable as long-term funding sources. Accordingly, the company does not currently accept brokered deposits.

Borrowed funds.  Borrowed funds consist of short-term borrowings in the form of securities sold under agreements to repurchase, Federal Home Loan Bank advances and long-term debt as a result of issuing $15.0 million in trust preferred securities.  Short-term borrowings averaged $5.9 million, $6.0 and $5.2 million during 2004, 2003 and 2002, respectively.  The maximum month-end balance during 2004, 2003 and 2002 was $7.6 million, $8.2 million and $7.3 million, respectively.  The average rate paid during these periods was 0.71%, 0.51% and 0.51%, respectively.  The repurchase agreements are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding.  As a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta), the bank has access to advances from the FHLB Atlanta for various terms and amounts.  During 2004 and 2003, the average outstanding advances amounted to$13.4 million and $1.9 million, respectively.  The company acquired $38.6 million in FHLB advances in the merger with DutchFork.

The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2004 and 2003:

	December 31,
(In thousands)	2004		2003
Maturing	Amount	Rate	Amount	Rate
2004	$—	—	$1,000	1.60%
2005	2,500	2.08%	2,500	2.08%
2006	1,500	2.83%	1,500	2.83%
2008	10,710	3.42%
2010	27,742	3.64%
	42,452	3.46%	$5,000	2.24%

Purchase premiums included in advances acquired in the merger with DutchFork reflected in the advances maturing in 2008 and 2010 amount to $710,000 and $2.7 million, respectively, at December 31, 2004.  The coupon rate on these advances is 5.67% and 5.76%, respectively.  In addition to the above borrowings, the company issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of LIBOR plus 257 basis points.  The debt may be redeemed in full anytime after September 16, 2009 with notice and mature on September 16, 2034.

Capital

Total shareholders’ equity as of December 31, 2004 was $50.5 million at December 31, 2004 as compared with shareholders’ equity of $19.5 million as of December 31, 2003. This increase was attributable to retained net income for the year ended December 31, 2004, of $1.8 million offset by an increase in the net unrealized loss of $1.0 million net of tax effect in the market value of investment securities available-for sale. The company also issued 1,169,898 shares of common stock valued at $29.8 million in connection with the merger with DutchFork.  During 2004, the company paid quarterly cash dividends of $.05 per share. The company paid a $.04 per share dividend in the first quarter of 2003 and $.05 per share dividends for the second through the fourth quarter of 2003. The company also paid a $.04 per share dividends in the second through the fourth quarter of 2002.  The company introduced a dividend reinvestment plan in the third quarter of 2003.  The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

Under the capital guidelines of the Federal Reserve and the OCC, the company and the bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital.  Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill.  In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.  The trust preferred securities in the amount of $15.0 million that were issued on September 16, 2004 qualify as tier 1 capital under the regulatory guidelines and are included in the amounts reflected below.

The company and the bank exceeded their regulatory capital ratios at December 31, 2004 and 2003, as set forth in the following table.

Analysis of Capital (In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2004 Risk Based Capital Tier 1	$11,576	4.0%	$33,158	11.5%	$21,582	6.5%
Total Capital	23,152	8.0%	35,922	12.4%	12,770	4.4%
Tier 1 Leverage	17,367	4.0%	33,158	7.6%	15,791	3.6%

December 31, 2003 Risk Based Capital Tier 1	$5,613	4.0%	$15,295	10.9%	$9,682	6.9%
Total Capital	11,225	8.0%	17,000	12.1%	5,775	4.1%
Tier 1 Leverage	8,280	4.0%	15,295	7.4%	7,015	3.4%

The Company:
December 31, 2004 Risk Based Capital Tier 1	$11,612	4.0%	$37,485	12.9%	$25,873	8.2%
Total Capital	23,224	8.0%	40,249	13.9%	17,025	5.9%
Tier 1 Leverage	17,614	4.0%	37,485	8.5%	19,871	4.5%

December 31, 2003 Risk Based Capital Tier 1	$5,635	4.0%	$18,607	13.2%	$12,972	9.2%
Total Capital	11,269	8.0%	20,312	14.4%	9,043	6.4%
Tier 1 Leverage	8,395	4.0%	18,607	8.9%	11,072	4.9%

Liquidity Management

Liquidity management involves monitoring the company’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.  Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future.  Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the company’s market area.  In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.  The bank is a member of the FHLB Atlanta and has the ability to obtain advances for various periods of time.  These advances would be secured by securities pledged by the bank or assignment of loans within the bank’s portfolio.

With the successful completion of the initial common stock offering in 1995, the secondary offering completed in July 1998, and the trust preferred offering completed in September 2004, the company has maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the company and the bank needed for operations.  The company’s funds sold and short-term interest bearing deposits position, its primary source of liquidity, averaged $22.2 million during the year ended December 31, 2004, and was $9.9 million at December 31, 2004.  The company also maintains federal funds purchased lines, in the amount of $10.0 million with several financial institutions, although these were not utilized in 2004. The

FHLB Atlanta has approved a line of credit of up to 15% of the bank assets which would be collateralized by a pledge against specific investment securities and or eligible loans.  Management regularly reviews the liquidity position of the company and has implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources.  Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long term liquidity needs successfully.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITOR

The Board of Directors

First Community Corporation

Lexington, South Carolina

I have audited the accompanying consolidated balance sheets of First Community Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the three years ended December 31, 2004. These consolidated financial statements are the responsibility of management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation at December 31, 2004 and 2003 and the results of its operations and its cash flows for the three years ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

/s/ Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
March 11, 2005

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$9,391,494	$6,926,341
Interest-bearing bank balances	803,426	2,221,397
Federal funds sold and securities purchased under agreements to resell	9,130,725	17,335,461
Investment securities - available for sale	190,010,307	53,958,799
Investment securities - held to maturity (market value of $6,147,698 and $5,169,282 at December 31, 2004 and 2003, respectively)	6,015,745	4,994,896
Loans	186,771,344	121,008,673
Less, allowance for loan losses	2,763,988	1,705,082
Net loans	184,007,356	119,303,591
Property, furniture and equipment - net	14,313,090	7,981,611
Goodwill	24,256,020	35,834
Core deposit intangible	3,361,815	727,751
Other assets	14,416,034	1,543,008
Total assets	$455,706,012	$215,028,689

LIABILITIES
Deposits:
Non-interest bearing demand	$49,519,816	$37,043,600
NOW and money market accounts	98,846,828	57,015,473
Savings	35,370,267	11,222,761
Time deposits less than $100,000	100,629,304	45,125,843
Time deposits $100,000 and over	52,698,069	34,850,195
Total deposits	337,064,284	185,257,872
Securities sold under agreements to repurchase	7,549,900	3,941,000
Federal Home Loan Bank Advances	42,452,122	5,000,000
Long term debt	15,464,000	—
Other borrowed money	184,593	160,076
Other liabilities	2,528,424	1,160,927
Total liabilities	405,243,323	195,519,875

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 2,788,902 in 2004 and 1,597,224 in 2003	2,788,902	1,597,224
Additional paid in capital	41,832,090	12,862,715
Retained earnings	6,712,849	4,909,742
Accumulated other comprehensive income (loss)	(871,152)	139,133
Total shareholders’ equity	50,462,689	19,508,814
Total liabilities and shareholders’ equity	$455,706,012	$215,028,689

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
	2004	2003	2002

Interest income:
Loans, including fees	$9,063,092	$7,581,751	$7,025,363
Investment securities - available-for-sale	3,440,033	2,069,345	2,427,970
Investment securities - held-to-maturity	206,681	198,234	186,206
Other short term investments	334,518	179,030	207,577
Total interest income	13,044,324	10,028,360	9,847,116

Interest expense:
Deposits	2,729,459	2,307,974	2,759,818
Securities sold under agreement to repurchase	40,934	29,704	41,601
Other borrowed money	677,830	42,934	1,380
Total interest expense	3,448,223	2,380,612	2,802,799
Net interest income	9,596,101	7,647,748	7,044,317
Provision for loan losses	245,000	167,000	677,000
Net interest income after provision for loan losses	9,351,101	7,480,748	6,367,317

Non-interest income:
Deposit service charges	879,585	700,359	586,918
Mortgage origination fees	267,972	343,472	300,363
Gain on sale of securities	11,381	—	60,616
Other	614,783	395,973	284,359
Total non-interest income	1,773,721	1,439,804	1,232,256

Non-interest expense:
Salaries and employee benefits	4,263,383	3,306,714	2,740,255
Occupancy	489,261	395,380	340,269
Equipment	991,793	803,482	629,119
Marketing and public relations	325,395	273,257	244,334
Amortization of intangibles	279,685	178,710	185,280
Other	1,627,470	1,200,638	1,238,255
Total non-interest expense	7,976,987	6,158,181	5,377,512

Net income before tax	3,147,835	2,762,371	2,222,061
Income taxes	962,850	964,890	757,701
Net income	$2,184,985	$1,797,481	$1,464,360

Basic earnings per common share	$1.15	$1.13	$0.92
Diluted earnings per common share	$1.09	$1.08	$0.90

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2001	1,270,609	$1,270,609	$13,088,744	$2,144,611	$272,238	$16,776,202
Comprehensive income:
Net income				1,464,360		1,464,360
Accumulated other comprehensive income, net of income tax of $217,860					392,898	392,898
Total comprehensive income						1,857,258
5-for-4 stock split	317,361	317,361	(317,361)	(4,181)		(4,181)
Cash dividend ($0.12 per share)				(190,556)		(190,556)
Balance December 31, 2002	1,587,970	1,587,970	12,771,383	3,414,234	665,136	18,438,723
Comprehensive income:
Net income				1,797,481		1,797,481
Accumulated other comprehensive income, net of income tax of $299,069					(526,003)	(526,003)
Total comprehensive income						1,271,478
Cash dividend ($0.19 per share)				(301,973)		(301,973)
Exercise of stock options	6,923	6,923	45,909			52,832
Dividend reinvestment plan	2,331	2,331	45,423			47,754
Balance December 31, 2003	1,597,224	1,597,224	12,862,715	4,909,742	139,133	19,508,814
Comprehensive income:
Net income				2,184,985		2,184,985
Accumulated other comprehensive loss, net of income tax benefit of $544,002					(1,010,285)	(1,010,285)
Total comprehensive income						1,174,700
Cash dividend ($0.20 per share)				(381,878)		(381,878)
Stock issued in acquisition	1,169,898	1,169,898	28,675,725			29,845,623
Exercise of stock options	15,409	15,409	205,365			220,774
Dividend reinvestment plan	6,371	6,371	88,285			94,656
Balance December 31, 2004	2,788,902	$2,788,902	$41,832,090	$6,712,849	$(871,152)	$50,462,689

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$2,184,985	$1,797,481	$1,464,360
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	761,277	631,356	502,666
Premium amortization (Discount accretion)	(93,782)	225,564	146,623
Provision for loan losses	245,000	167,000	677,000
Amortization of intangibles	279,685	178,710	185,280
Gain on sale of equipment	(21,707)	—	—
Gain on sale of securities	(11,381)	—	(60,616)
(Increase) decrease in other assets	(425,079)	109,035	(382,533)
Tax benefit from exercise of stock options	51,621	—	—
Increase (decrease) in accounts payable	14,681	(68,241)	64,884
Net cash provided in operating activities	2,985,300	3,040,905	2,597,664

Cash flows form investing activities:
Proceeds from sale of securities available-for-sale	56,586,668	—	—
Purchase of investment securities available-for-sale	(108,265,814)	(39,509,065)	(55,130,066)
Maturity/call of investment securities available-for-sale	36,424,205	49,297,109	33,207,257
Purchase of investment securities held-to-maturity	(1,052,057)	(767,685)	(951,762)
Maturity/call of investment securities held-to-maturity	—	760,000	—
Increase in loans	(14,813,202)	(21,004,651)	(12,624,773)
Net cash disbursed in business combination	(11,131,142)	—	—
Proceeds from sale of equipment	23,800	—	—
Purchase of property and equipment	(2,427,322)	(1,801,427)	(817,231)
Net cash used in investing activities	(44,654,864)	(13,025,719)	(36,316,575)

Cash flows from financing activities:
Increase in deposit accounts	16,996,662	17,195,399	33,660,817
Proceeds from issuance of long term debt	15,000,000	—	—
Advances from the Federal Home Loan Bank	—	5,000,000	—
Repayment of advances from the Federal Home Loan Bank	(1,000,000)	—	—
Increase (decrease) in securities sold under agreements to repurchase	3,608,900	(3,365,064)	3,255,364
Increase (decrease) in other borrowings	24,517	(4,211)	1,938
Proceeds from exercise of stock options	169,153	52,832	—
Dividend reinvestment plan	94,656	47,754
Cash in lieu of fractional shares	—	—	(4,181)
Cash dividends paid	(381,878)	(301,973)	(190,556)
Net cash provided from financing activities	34,512,010	18,624,737	36,723,382

Net increase in cash and cash equivalents	(7,157,554)	8,639,923	3,004,471

Cash and cash equivalents at beginning of period	26,483,199	17,843,276	14,838,805

Cash and cash equivalents at end of period	$19,325,645	$26,483,199	$17,843,276

Supplemental disclosure:
Cash paid during the period for:
Interest	$3,139,817	$2,431,318	$2,754,208
Taxes	$907,268	$1,000,000	$818,000
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$(1,554,287)	$(825,072)	$629,930
Transfer of loans to foreclosed property	$119,916	$25,701	$—
Common stock issued in acquisition	$29,845,623	$—	$—

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill is not amortized but is tested annually for impairment.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the Company’s consolidated statements of shareholders’ equity and comprehensive income.

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

Note 3 - Business Combination

On October 1, 2004, First Community completed its acquisition of DutchFork Bancshares the holding company for Newberry Federal Savings Bank located in Newberry, South Carolina.  The merger enabled First Community to increase its market share in the Midlands of South Carolina. The total purchase price was $49,273,493, including $18,342,357 in cash, 1,169,898 shares of our common stock valued at $27,258,623, stock options valued at $2,587,000 and direct acqusition cost of $1,085,513.  The value of the common stock issued was determined based on the average closing price over the six day period beginning two days before and ending three days after the terms of the acquisition were agreed to and announced.  The intangible assets acquired in conjunction with the purchase are core deposit intangible and goodwill.  The core deposit intangible is being written off over a period of seven years using the straight-line method.  The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 1, 2004, the date of acquisition including subsequent adjustments to the allocation of the purchase price.

Cash and cash equivalents	$8,296,728
Securities	122,438,367
Loans, net of allowance	50,194,807
Premises and equipment	4,667,527
Other assets	11,439,945
Core deposit intangible	2,916,325
Goodwill	24,220,185
Total assets acquired	224,173,884

Deposits	134,937,575
Advances from the Federal Home Loan Bank	38,610,000
Other liabilities	1,352,816
Total liabilities assumed	174,900,391
Net assets acquired	$49,273,493

The following unaudited presentation reflects selected information from the “Consolidated Income Statements” on a Pro Forma basis as if the purchase transaction had been completed as of the beginning of the years presented:

	For Fiscal Year Ending
	2004	2003
Total revenues	$22,754,043	$25,742,579
Income before cummulative effect of change in accounting principle	$2,367,732	$5,823,778
Net Income	$2,367,732	$5,823,778
Basic EPS	$0.85	$2.11
Diluted EPS	$0.80	$1.99

During the year ending December 31, 2003 and for the nine months ended September 30, 2004 DutchFork Bancshares had gains on the sale of securities in the amount of $2.1 million and $750,000, respectively as a result of restructuring their available-for-sale investment portfolio.  Future restructurings may not result in the positive gains experienced in these prior periods.Prior to the consummation of the merger DutchFork Bancshares had significant direct merger related expenses as well as expenses to terminate various benefit plans.  These expenses of approximately $2,870,000 have been excluded in the pro-forma results for the fiscal year ending in 2004.

Note 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2004:
State and local government	$6,005,745	$144,919	$12,966	$6,137,698
Other	10,000	—	—	10,000
	$6,015,745	$144,919	$12,966	6,147,698
December 31, 2003:
State and local government	$4,984,896	$193,254	$18,868	5,159,282
Other	10,000	—	—	10,000
	$4,994,896	$193,254	$18,868	$5,169,282

AVAILABLE-FOR-SALE:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

December 31, 2004:
US Treasury securities	$999,546	$—	$1,734	$997,812
US Government agency securities	64,106,098	47,693	398,390	63,755,401
Mortgage-backed securities	71,096,802	155,312	196,538	71,055,576
Equity and other securities	55,148,097	189,631	1,136,210	54,201,518
	$191,350,543	$392,636	$1,732,872	190,010,307

December 31, 2003:
US Treasury securities	$3,004,510	$22,389	$—	3,026,899
US Government agency securities	35,519,237	197,131	120,055	35,596,313
Mortgage-backed securities	14,280,293	140,250	25,663	14,394,880
Other	940,707	—	—	940,707
	$53,744,747	$359,770	$145,718	$53,958,799

For the year ended December 31, 2004, proceeds from the sale of securities available-for-sale amounted to $56,586,668. Gross realized gain amounted to $16,119 and gross realized losses amounted to $4,738 in 2004.  For the year ended December 31, 2002, proceeds from the sales of securities available-for-sale amounted to $2,590,782. Gross realized gains amounted to $60,616 in 2002. There were no gross realized losses. The tax provision applicable to the realized net gains was approximately $3,400 and $20,700 for 2004 and 2002, respectively.  There were no sales of securities in 2003.

The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$326,683	$328,175	$43,736,357	$43,631,746
Due after one year through five years	3,496,635	3,573,859	71,111,401	$70,927,416
Due after five years through ten years	1,784,145	1,834,098	22,732,876	$22,655,917
Due after ten years	408,282	411,566	53,769,909	$52,795,228
	$6,015,745	$6,147,698	$191,350,543	$190,010,307

Securities with an amortized cost of $39,534,000 and fair value of $39,480,000 at December 31, 2004, were pledged to secure FHLB Advances, public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

Note 5 - LOANS

Loans summarized by category are as follows:

	December 31,
	2004	2003
Commercial, financial and agricultural	$19,001,033	$11,517,891
Real estate - construction	8,065,516	7,781,620
Real estate - mortgage
Commercial	96,811,130	72,668,233
Residential	35,438,373	11,803,875
Consumer	27,455,292	17,237,054
	$186,771,344	$121,008,673

Activity in the allowance for loan losses was as follows:

	December 31,
	2004	2003	2002
Balance at the beginning of year	$1,705,082	$1,525,308	$1,000,412
Allowance purchased in acquisition	$994,878	—	—
Provision for loan losses	245,000	167,000	677,000
Charged off loans	(293,479)	(235,183)	(171,735)
Recoveries	112,507	247,957	19,631
Balance at end of year	$2,763,988	$1,705,082	$1,525,308

At December 31, 2004 , the Bank had no loans in a non accrual status.  Loans classified impaired at December 31, 2004 and 2003 totaled $0.00 and $80,292.  These loans were recorded at or below fair value.  The average recorded investment in loans classifed as impaired for the years ended December 31, 2004 and 2003 amounted to $149,084 and $170,178, respectively.

Loans outstanding to Bank directors, executive officers and their related business interests amounted to $2,318,853 and $2,419,324 at December 31, 2004 and 2003, respectively.  Repayments on these loans during the year ended December 31, 2004 were $606,538 and loans made amounted to $220,000.  Loans acquired in the DutchFork acquisition amounted to  $286,067.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2004	2003

Land	$4,906,222	$2,806,306
Premises	7,174,008	3,859,107
Equipment	4,245,711	3,034,271
Construction in progress	1,050,855	801,694
	17,376,796	10,501,378
Accumulated depreciation	3,063,706	2,519,767
	$14,313,090	$7,981,611

Provision for depreciation included in operating expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $761,277, $631,356 and $502,665, respectively.

Note 7 - INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
	2004	2003
Core deposit premiums, gross carrying amount	$4,148,273	$1,231,948
Accumulated amortization	(786,458)	(504,197)
Net	$3,361,815	$727,751

With the acquisition of DutchFork Bancshares the company acquired certain bank-owned life insurance policies that provide benefits to various employees and officers.  The carrying value of these these policies at December 31, 2004 were $5,560,208 and are included in other assets.  The company did not have any bank-owned life insurance policies at December 31, 2003.

Note 8 - DEPOSITS

At December 31, 2004, the scheduled maturities of Certificates of Deposits are as follows:

2005	$108,512,823
2006	12,823,386
2007	12,177,201
2008	4,020,245
2009	15,792,718
$153,327,373

Note 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.  The weighted average interest rate at December 31, 2004 and 2003, was 0.71% and 0.51%, respectively. The maximum month-end balance during 2004 and 2003 was $7,564,700 and $8,155,100 respectively.

Other borrowed money at December 31, 2004 and 2003 consisted of $184,593 and $160,076, repectively which was due under the treasury tax and loan note program.

Note 10 - ADVANCES FROM FEDERAL HOME LOAN BANK AND LONG-TERM DEBT

Advances from the Federal Home Loan Bank of Atlanta at December 31, 2004 consisted of the following:

	2004		2003
Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2004		$—	1.60%	$1,000,000
2005	2.08%	2,500,000	2.08%	2,500,000
2006	2.83%	1,500,000	2.83%	1,500,000
2008	3.42%	10,709,697		—
2010	3.64%	27,742,425		—
	3.46%	$42,452,122	2.24%	$5,000,000

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible single family loans,home equity lines of credit, second mortgage loans commercial real estate loans and multi family loans in the amount of $69,531,000 at December 31, 2004.  In addition, securities with a fair value of $18,393,735  have been pledged as collateral for advances as of December 31, 2004.  At December 31, 2003 securities with a fair value of $5,314,730 were pledged as collateral for advances.  In addition, the company’s investment in Federal Home Loan Bank stock is pledged for advances.  Advances are subject to prepayment penalties.  The average advances during 2004 and 2003 were $14,314,420 and $1,904,000, respectively.  The average interest rate for 2004 and 2003 was 3.23% and 2.24%, respectively. The maximum outstanding amount at any month end was $42,556,961 and $5,000,000 for 2004 and 2003.

Purchase premiums included in advances acquired in the acquisition of DutchFork reflected in the advances maturing in 2008 and 2010 amount to $709,697 and $2,742,425, respectively at December 31, 2004.  The coupon rate on these advances are 5.67% and 5.76%, respectively.

On September 16, 2004, FCC Capital Trust I (Trust I), a wholly owned subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15,000,000. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points.  The distributions are cummulative and payable in arrears.  The company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034.  The Trust I securities are mandatorily redeemable upon maturity of September 16, 2034.  If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I securities may be redeemed in whole but not in part, at any time prior to September 16, 2009 following the occurrence of a tax event, a capital treatment event or an investment company event.  Currently these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations.  The company has no current intention to exercise its right to defer payments of interest on the Trust I securities.

Note 11 - INCOME TAXES

Income tax expense for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Year ended December 31
	2004	2003	2002
Current
Federal	$651,304	$869,508	$917,475
State	104,072	97,727	91,064
	755,376	967,235	1,008,539
Deferred
Federal	197,474	6,749	(229,816)
State	10,000	(9,094)	(21,022)
	207,474	(2,345)	(250,838)
Change in valuation allowance	—	—	—
Income tax expense	$962,850	$964,890	$757,701

A reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
	2004	2003	2002
Expected federal income tax expense	$1,101,742	$939,206	$755,500

State income tax net of federal benefit	37,584	64,600	60,100
Tax exempt interest	(64,126)	(61,300)	(58,700)
Nontaxable dividends	(101,821)
Other	(10,529)	22,384	801
	$962,850	$964,890	$757,701

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2004	2003
Assets:
Provision for bad debts	$994,777	$613,671
Excess tax basis of deductible intangible assets	131,376	98,005
Premium on purchased FHLB Advances	1,242,441	—
Net operating loss carryforward	5,161,156	—
Excess tax basis of assets acquired	488,534	—
Unrealized loss on available-for sale-securities	482,359	—
Compensation expense deferred for tax purposes	453,385	—
Other	859,779	—
Deferred tax asset	9,813,807	711,676
Liabilities:
Tax depreciation in excess of book depreciation	266,919	157,672
Excess tax basis of non-deductible intangible assets	1,012,121	—
Excess financial reporting basis of assets acquired	1,022,207	—
Income tax bad debt reserve recapture adjustment	1,653,746
Unrealized gain on securities available-for-sale	—	77,038
Other	66,943	—
Total deferred tax liabilities	4,021,936	234,710
Net deferred tax asset recognized	$5,791,871	$476,966

At December 31, 2004, the company has net operating loss carryforwards for state and federal income tax purposes of $14,340,000 available to offset future taxable income through 2023. There was no valuation allowance for deferred tax assets at either December 31, 2004 or 2003.  No valuation allowance has been established as it is management’s belief that realization of the deferred tax asset is more likely than not.  The ultimate realizatiion of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The amount of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale.  The related tax benefit of $559,397 has been recorded directly to shareholders’ equity.  The balance of the change in the net deferred tax asset results from acquired net deferred tax assets of $4,962,982 less current period deferred taxes of $207,474.

Note 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans - The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans ‘would be made to borrowers with similar credit ratings and and for the same remaining maturities.  As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

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

Short Term Borrowings - The carrying value of short term borrowings (securities sold under agrreements to repurchase and demand notes to the U.S. Treasury) approximates fair value.

Long-term Debt - The fair values of long-term debt is estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments.

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$19,325,645	$19,325,645	$26,483,199	$26,483,199
Held-to-maturity securities	6,015,745	6,147,698	4,994,896	5,169,282
Available-for-sale securities	190,010,307	190,010,307	53,958,799	53,958,799
Loans receivable	186,771,344	183,609,011	121,008,673	122,553,917
Allowance for loan losses	2,763,988	—	1,705,082	—
Net loans	184,007,356		119,303,591
Accrued interest	1,660,972	1,660,972	876,895	876,895

Financial liabilities:
Non-interest bearing demand	$49,519,816	$49,519,816	$37,043,600	$37,043,600
NOW and money market accounts	98,846,828	98,846,828	57,015,473	57,015,473
Savings	35,370,267	35,370,267	11,222,761	11,222,761
Certificates of deposit	153,327,373	154,390,247	79,976,038	81,399,845
Total deposits	337,064,284	338,127,158	185,257,872	186,681,679
Federal Home Loan Bank Advances	42,452,122	41,422,224	5,000,000	5,020,371
Short term borrowings	7,734,493	7,734,493	4,101,076	4,101,076
Long-term debt	15,464,000	15,464,000	—	—
Accrued interest payable	1,015,435	1,015,435	581,779	581,779

Note 13 - COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments.  At December 31, 2004 and 2003, the Bank had commitments to extend credit including unused lines of credit of $32,499,000 and $24,266,000, respectively.

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

The primary market area served by the Bank is Lexington, Richland and Newberry Counties within the Midlands of South Carolina.  Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. At December 31, 2004, management does not consider there to be any significant credit concentration within the portfolio.  Although, the Bank’s loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtors ability to honor their contracts is dependent upon the economic stability of the area.

The nature of the business of the company and bank may at times result in a certain amount of litigation.  The bank is involved in certain litigation that is considered incidental to the normal conduct of business.  Management believes that the liabilities, if any, resulting from the proceedings will not have a material adverse effect on the consolidated financial position, consoloidated results of operations or consolidated cash flows of the company.

Note 14 - OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	December 31,
	2004	2003	2002
Data processing	$127,031	$87,161	$85,876
Supplies	190,972	126,063	161,063
Telephone	205,908	146,940	127,670
Correspondent services	140,182	75,931	71,690
Insurance	149,482	113,064	89,491
Postage	110,798	84,512	75,341
Professional fees	189,525	194,380	175,600
Other	513,572	372,587	451,524
	$1,627,470	$1,200,638	$1,238,255

Note 15 - STOCK OPTIONS

The Company has adopted a Stock Option Plan under which an aggregate of 190,050 shares have been reserved for issuance by the Company upon the grant of stock options or resstricted stock awards.  The number of shares and average exercise price have been adjusted for the June 30, 2001 5% stock dividend and the February 28, 2002 5-for-4stock split.  The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. Options are execisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2002	157,830	$9.66
Granted	1,000	13.75
Forfeited	329	13.99
Outstanding December 31, 2002	158,501	9.66
Exercised	9,388	8.54
Granted	3,500	18.84
Forfeited	1,850	11.78
Outstanding December 31, 2003	150,763	9.91
Exercised	15,408	9.01
Granted	3,000	22.17
Granted in acquisition	180,685	9.23
Forfeited	1,603	13.67
Outstanding December 31, 2004	317,437	$9.66
Exercisable at December 31, 2004	306,537	$9.62

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

The following summarizes pro-forma data in accordance with SFAS 123:

	Year ended December 31,
	2004	2003	2002

Net income, pro-forma	$2,179,236	$1,772,921	$1,441,026
Basic earnings/loss per common share, pro-forma	$1.15	$1.11	$0.91
Diluted earnings loss per common share, pro-forma	$1.09	$1.07	$0.88

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model.  The weighted average fair value of options granted, excluding those issued in the Dutch Fork acquisition, during 2004, 2003 and 2002 was $7.15, $5.62 and $4.90.  Those granted in conjunction with the acquisition had an average fair value of $14.32.

In calculating the pro-forma disclosures, the fair value of options granted is estimated as of the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	1.0%	0.9%	1.5%
Expected volatility	24.8%	25.4%	25.3%
Risk-free interest rate	4.3%	3.0%	4.8%
Expected life	7 Years	7 Years	10 Years

Note 16 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401 (k) plan which covers substantially all employees.  Participants may contribute up to the maximum allowed by the regulation.  During the year ended December 31, 2004, 2003 and 2002 the plan expense amounted to $137,177, $106,398 and $93,130 respectively. The Company matches 50% of an employees contribution up to a 6.00% participant contribution.

Note 17 - EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Year ended December 31,
	2004	2003	2002
Numerator (Included in basic and diluted earnings per share)	$2,184,985	$1,797,481	$1,464,360

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	1,903,209	1,590,052	1,587,970
Dilutive securities:
Stock options - Treasury stock method	102,536	70,925	42,867
Diluted earnings per share	2,005,745	1,660,977	1,630,837

The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2004, 2003 and 2002 was $21.67, $18.71 and $12.83, respectively.

Note 18 - CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet item as calculated under regulatory accounting practices.  The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components,risk weighting, and other factors.  The Company and Bank are required to maintain minimum Tier 1 capital,total risked based capital and Tier 1 leverage ratios of 4%, 8% and 3%, respectively.

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

The actual capital amounts and ratios as well as minimum amounts for each rqulatory defined catyegory for the Bank and the Company are as follows:

	Actual		Required to be Categorized Aduquately Capitalized		Required to be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2004
First Community Corporation
Tier 1 Capital	$37,485,000	12.91%	$11,612,000	4.00%	N/A	N/A
Total Risked Based Capital	40,249,000	13.86%	23,224,000	8.00%	N/A	N/A
Tier 1 Leverage	37,485,000	8.51%	17,614,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$33,158,000	11.46%	$11,576,000	4.00%	$17,364,000	6.00%
Total Risked Based Capital	35,922,000	12.41%	23,152,000	8.00%	28,940,000	10.00%
Tier 1 Leverage	33,158,000	7.64%	17,367,000	4.00%	21,703,000	5.00%

December 31, 2003
First Community Corporation
Tier 1 Capital	$18,607,000	13.21%	$5,635,000	4.00%	N/A	N/A
Total Risked Based Capital	20,312,000	14.42%	11,269,000	8.00%	N/A	N/A
Tier 1 Leverage	18,607,000	8.87%	8,395,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$15,295,000	10.90%	$5,613,000	4.00%	$8,419,000	6.00%
Total Risked Based Capital	17,000,000	12.12%	11,225,000	8.00%	14,031,000	10.00%
Tier 1 Leverage	15,295,000	7.39%	8,280,000	4.00%	10,351,000	5.00%

Under applicable federal law, the Comptroller of the Currency restricts a national bank’s total dividend payments in any calendar year to net profits of that year combined ‘with retained net profits for the two preceding years At December 31, 2004, there was $5,106,000 in retained net profits free of such restriction.

Note 19 - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
	2004	2003
Assets:
Cash on deposit	$3,051,478	$169,125
Interest-bearing deposits with the bank	—	504,817
Securities purchased under agreement to resell	15,304	1,402,615
Investment securities available-for-sale	1,360,000	1,250,000
Investment in bank subsidiary	61,135,575	16,197,320
Other	537,321	20,756
Total assets	$66,099,678	$19,544,633

Liabilities:
Long-term debt	$15,464,000	$—
Other	172,989	35,819
Total liabilities	15,636,989	35,819

Shareholders’ equity	50,462,689	19,508,814
Total liabilities and shareholders’ equity	$66,099,678	$19,544,633

Condensed Statements of Operations

	Year ended December 31,
	2004	2003	2002
Income:
Interest income	$72,795	$75,711	$120,358
Dividend income from bank subsidiary	366,000	225,160
Equity in undistributed earnings of subsidiary	2,073,865	1,556,937	1,475,434
Total income	2,512,660	1,857,808	1,595,792
Expenses:
Interest expense	214,813	—	—
Other	112,862	60,327	131,432
Total expense	327,675	60,327	131,432
Income before taxes	2,184,985	1,797,481	1,464,360
Income taxes	—	—	—
Net Income	$2,184,985	$1,797,481	$1,464,360

Condensed Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net Income	$2,184,985	$1,797,481	$1,464,360
Adjustments to reconcile net income to net cash used by operating activities
Increase in equity in undistributed earnings of subsidiary	(2,073,865)	(1,556,937)	(1,475,434)
Other-net	84,600	(54,105)	67,962
Net cash provided (used) by operating activities	195,720	186,439	56,888

Cash flows from investing activities:
Purchase of investment security available-for-sale	(110,000)	(1,250,000)	(750,000)
Maturity of investment security available-for-sale	—	1,750,000	750,000
Investment in bank subsidiary	(2,897,905)	—	—
Net cash disbursed in business combination	(11,131,142)	—	—
Net cash provided (used) by investing activities	(14,139,047)	500,000	—

Cash flows from financing activities:
Cash in lieu of fractional shares	—	—	(4,181)
Dividends paid	(381,878)	(301,973)	(190,555)
Proceeds from issuance of long-term debt	15,000,000	—	—
Proceeds from issuance of common stock	315,430	100,586	—
Net cash provided by financing activities	14,933,552	(201,387)	(194,736)

Increase in cash and cash equivalents	990,225	485,052	(137,848)
Cash and cash equivalent, beginning of period	2,076,557	1,591,505	1,729,353
Cash and cash equivalent, end of period	$3,066,782	$2,076,557	$1,591,505

NOTE 20 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) NO. 45, and amends certain other existing pronouncements.  The pronouncement was generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Accounting Principles Board (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of this statement are required to be applied prospectively.  The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005.  The Company is evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued.  FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee.  The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002.  The disclosure requirements were effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.  FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability.  The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending December 15, 2004.  Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established.  The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly to the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.  The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1”.  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF NO. 03-1.  The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a.  Adopting the disclosure provisions of EITF No. 03-1 did not have any material impact on the company’s financial position or results of operations.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

In response to this Item, the additional information contained on pages 3 through 6 and on page 13 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005 is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002.  The Code of Ethics is available on our web site at: www.firstcommunitysc.com.

Item 10.  Executive Compensation.

The information required by this item is set forth under “Compensation of Directors and Executive Officers” on pages 6 through 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005, which information is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2004.  All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)

Equity compensation plans approved by security holders(1)	136,752	$10.23	84,583

Total(2)	136,752	$10.23	84,583

(1)                                  The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day each calendar year beginning January 1, 2000, by an amount equal to 3% of the shares of common stock outstanding.

(2)                                  The total does not include 180,685 shares with a weighted average exercise price of $9.23 issuable under the First Community Corporation / DutchFork Bancshares, Inc. Stock Incentive Plan.  This plan and the outstanding awards were assumed by us in connection with the merger with DutchFork Bancshares, Inc.  We are not authorized to make any additional awards under this plan.

The additional information required by this item is set forth under “Security Ownership of Certain Beneficial Owners and Management” on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005, which information is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information required by this item is set forth under “Certain Relationships and Related Transactions” on page 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005, which information is incorporated herein by reference.

Item 13.  Exhibits.

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

10.1                           Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.2                           Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3                           1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company’s annual report for fiscal year ended December 31, 1995 on Form 10-KSB).*

10.4                           First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (Incorporated by reference to the Company’s 1998 Annual Report and Form 10-KSB).*

10.5                           Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).*

10.6                           Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).*

21.1                           Subsidiaries of the company.

23                                    Consent of Certified Public Accountants

24.1                           Power of Attorney (contained on the signature page hereto).

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer.

32                                    Section 1350 Certifications.

*                 Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on
Form 10-KSB.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under “Audit Fees” on pages 11 through 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005, which information is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2005	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael C. Crapps, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Bogan	Director	March 25, 2005
Richard K. Bogan

/s/ Thomas C. Brown	Director	March 25, 2005
Thomas C. Brown

/s/ Chimin J. Chao	Director	March 25, 2005
Chimin J. Chao

/s/ Michael C. Crapps	Director, President,	March 25, 2005
Michael C. Crapps	& Chief Executive Officer

/s/ Anita B. Easter	Director	March 25, 2005
Anita B. Easter

/s/ O. A. Ethridge	Director	March 25, 2005
O. A. Ethridge

/s/ George H. Fann, Jr.	Director	March 25, 2005
George H. Fann, Jr.

/s/ W. James Kitchens, Jr.	Director	March 25, 2005
W. James Kitchens, Jr.

/s/ James C. Leventis	Director, Chairman of the	March 25, 2005
James C. Leventis	Board, & Secretary

/s/ Loretta R. Whitehead	Director	March 25, 2005
Loretta R. Whitehead

/s/ Mitchell M. Willoughby	Director	March 25, 2005
Mitchell M. Willoughby

/s/ Joseph G. Sawyer	Chief Financial Officer	March 25, 2005
Joseph G. Sawyer	and Principal Accounting Officer

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

10.3                           1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company’s annual report for fiscal year ended December 31, 1995 on Form 10-KSB).

10.4                           First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (Incorporated by reference to the Company’s 1998 Annual Report and Form 10-KSB).

10.5                           Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).

10.6                           Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).

21.1                           Subsidiaries of the company.

23                                    Consent of Certified Public Accountants

24.1                           Power of Attorney (contained on the signature page hereto).

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer.

32                                    Section 1350 Certifications.