Form 10KSB/A
period 2004-12-31
FIRST COMMUNITY CORP /SC/
filed 2005-03-28
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB / AMENDMENT NO. 1

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

EXPLANATORY NOTE

This 10-KSB/A is being filed to amend Part II, Item 7. Financial Statements, which was filed on March 25, 2005.  The company inadvertently failed to include the disclosure requirements as outlined in the paragraphs 21 and 22 of the Emerging Issues Task Force consensus number 03-1 “The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments” (EITF No. 03-1).  The disclosure required by EITF No. 03-1 has been added to Note 4 of the financial statements. No other changes have been made to the original 10-KSB for the period ended December 31, 2004.

Part II.

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

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2004.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury securities	$997,812	$1,734	$—	$—	$997,812	$1,734
US Government agency securities	52,274,164	358,525	959,238	39,865	53,233,402	398,390
Mortgage-backed securities	32,467,779	183,844	1,308,068	12,694	33,775,847	196,538
Equity and other securities	39,778,987	1,136,210	—	—	39,778,987	1,136,210
	125,518,742	1,680,313	2,267,306	52,559	127,786,048	1,732,872
Held-to-maturity securities:
State and local government	893,104	12,966	—	—	893,104	12,966
Total	$126,411,846	$1,693,279	$2,267,306	$52,559	$128,679,152	$1,745,838

On December 31, 2004, the company held certain investments having continuous unrealized loss positions for more than 12 months totaling $2,267,306. These include one government agency bond and three mortgage-backed securities.  The company has not recognized any other than temporary impairment in connection with these investments. The decline in market value is related to fluctuations in interest rates and it is expected that the securities will be settled at a price no less than their amortized cost.

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

Item 13.  Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Registration Statement No. 33- 86258 on Form S-1).

4.1

Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company’s annual report for fiscal year ended December 31, 1995 on Form 10-KSB).*

10.4	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to the Company’s 1998 Annual Report and Form 10-KSB).*

10.5	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).*

10.6	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).*

21.1	Subsidiaries of the company. +

23	Consent of Certified Public Accountants.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

+	Previously filed

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the Form 10-KSB filed on March 25, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION

Date: March 28, 2005	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ *	Director
Richard K. Bogan

	/s/ *	Director
Thomas C. Brown

	/s/ *	Director
Chimin J. Chao

	/s/ Michael C. Crapps	Director, President,	March 28, 2005
	Michael C. Crapps	& Chief Executive Officer

	/s/ *	Director
Anita B. Easter

	/s/ *	Director
O. A. Ethridge

	/s/ *	Director
George H. Fann, Jr.

	/s/ *	Director
W. James Kitchens, Jr.

	/s/ *	Director, Chairman of the
	James C. Leventis	Board, & Secretary

	/s/ *	Director
Loretta R. Whitehead

	/s/ *	Director
Mitchell M. Willoughby

	/s/ *	Chief Financial Officer
	Joseph G. Sawyer	and Principal Accounting Officer

* By:	/s/ Michael C. Crapps	As Attorney-In-Fact	March 28, 2005
Michael C. Crapps

4

Exhibit List

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Registration Statement No. 33- 86258 on Form S-1).

4.1

Provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders of the company’s Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement No. 33-86258 on Form S-1).

10.1	Employment Agreement dated June 1, 1994, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company’s annual report for fiscal year ended December 31, 1995 on Form 10-KSB).*

10.4	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to the Company’s 1998 Annual Report and Form 10-KSB).*

10.5	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).*

10.6	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).*

21.1	Subsidiaries of the company. +

23	Consent of Certified Public Accountants.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

+	Previously filed

5