Form 10-Q
period 2005-03-31
FIRST COMMUNITY CORP /SC/
filed 2005-05-13
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   March 31, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission file number 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State of Incorporation)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072
(Address of Principal Executive Offices)

(803) 951-2265
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

        Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,832,931 shares of common stock, par value $1.00 per share, were issued and outstanding as of April 30, 2005.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION Item 1. Financial Statements.
                    Consolidated Balance Sheets
                    Consolidated Statements of Income
                    Consolidated Statements of Shareholders' Equity and Comprehensive Income (loss)
                    Consolidated Statements of Cash Flows
                    Notes to Consolidated Financial Statements
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
INDEX TO EXHIBITS
SIGNATURES
EXHIBIT 31.1 Rule 13a-14(a) Certification of Principal Executive Officer.
EXHIBIT 31.2 Rule 13a-14(a) Certification of the Principal Financial Officer.
EXHIBIT 32 Section 1350 Certifications.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Cash and due from banks	$10,803,800	$9,391,494
Interest-bearing bank balances	1,992,212	803,426
Federal funds sold and securities purchased under
agreements to resell	10,589,332	9,130,725
Investment securities - available for sale	180,235,357	190,010,307
Investment securities - held to maturity (market value of
$5,726,546 and $6,147,698 at March 31, 2005 and
December 31, 2004, respectively)	5,682,838	6,015,745
Loans	190,071,719	186,771,344
Less, allowance for loan losses	2,855,624	2,763,988

Net loans	187,216,095	184,007,356
Property, furniture and equipment - net	14,392,667	14,313,090
Goodwill	24,256,020	24,256,020
Intangible assets	3,213,130	3,361,815
Other assets	15,756,985	14,416,034

Total assets	$454,138,436	$455,706,012

LIABILITIES
Deposits:
Noninterest bearing demand	$52,423,840	$49,519,816
NOW and money market accounts	99,011,773	98,846,828
Savings	31,544,580	35,370,267
Time deposits less than $100,000	99,759,985	100,629,304
Time deposits $100,000 and over	54,899,174	52,698,069

Total deposits	337,639,352	337,064,284
Securities sold under agreements to repurchase	7,688,000	7,549,900
Federal Home Loan Bank advances	41,776,292	42,452,122
Long-term debt	15,464,000	15,464,000
Other borrowed money	156,240	184,593
Other liabilities	2,043,390	2,528,424

Total liabilities	404,767,274	405,243,323

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, 10,000,000
Shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding
2,830,962 at March 31, 2005 and 2,788,902 at
December 31, 2004	2,830,962	2,788,902
Additional paid in capital	42,168,312	41,832,090
Retained earnings	7,353,670	6,712,849
Accumulated other comprehensive income	(2,981,782)	(871,152)

Total shareholders' equity	49,371,162	50,462,689

Total liabilities and shareholders' equity	$454,138,436	$455,706,012

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended March 31,
	2005	2004

Interest income:
Loans, including fees	$3,014,636	$2,001,792
Investment securities	1,765,414	543,413
Federal funds sold and securities purchased
under resale agreements	73,757	29,421
Other	10,568	433

Total interest income	4,864,375	2,575,059

Interest expense:
Deposits	1,106,333	517,905
Federal funds sold and securities sold under agreement
to repurchase	36,344	6,000
Other borrowed money	551,918	27,701

Total interest expense	1,694,595	551,606

Net interest income	3,169,780	2,023,453
Provision for loan losses	66,000	66,000

Net interest income after provision for loan losses	3,103,780	1,957,453

Noninterest income:
Deposit service charges	282,033	189,053
Mortgage origination fees	78,552	57,717
Gain on sale of securities	181,097	-
Other	197,621	130,985

Total noninterest income	739,303	377,755

Noninterest expense:
Salaries and employee benefits	1,509,452	901,441
Occupancy	185,306	100,975
Equipment	329,583	223,739
Marketing and public relations	87,629	98,326
Amortization of intangibles	148,685	44,528
Other	524,532	330,382

Total noninterest expense	2,785,187	1,699,391

Net income before tax	1,057,896	635,817
Income taxes	277,630	213,950

Net income	$780,266	$421,867

Basic earnings per common share	$0.28	$0.26

Diluted earnings per common share	$0.26	$0.25

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (loss)Three
Months ended March 31, 2005 and March 31, 2004

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (loss)	Total

Balance, December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814
Comprehensive Income:
Net income				421,867		421,867
Other comprehensive income:
Unrealized gain arising during
period net of tax of $94,493					175,487	175,487

Comprehensive income						597,354

Dividends paid ($0.05 per share)				(79,868)		(79,868)
Dividend reinvestment plan	1,177	1,177	26,452			27,629

Balance, March 31, 2004	1,598,401	$1,598,401	$12,889,167	$5,251,741	$314,620	$20,053,929

Balance, December 31, 2004	2,788,902	$2,788,902	$41,832,090	$6,712,849	$(871,152)	$50,462,689
Comprehensive Income:
Net income				780,266		780,266
Other comprehensive loss:
Unrealized loss arising during
period net of income tax
benefit of ($1,073,105)					(1,992,917)
Less: reclassification adjustment
for gains included in net income,
net of tax of $63,384					(117,713)

Other comprehensive loss					(2,110,630)	(2,110,630)

Comprehensive income (loss)						(1,330,364)

Dividends paid ($0.05 per share)				(139,445)		(139,445)
Exercise of stock options	40,688	40,688	311,163			351,851
Dividend reinvestment plan	1,372	1,372	25,059			26,431

Balance, March 31, 2005	2,830,962	$2,830,962	$42,168,312	$7,353,670	$(2,981,782)	$49,371,162

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$780,266	$421,867
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	245,300	172,395
Premium amortization (Discount accretion)	(157,119)	19,913
Provision for loan losses	66,000	66,000
Amortization of intangibles	148,685	44,528
Gain on sale of securities	(181,097)	-
Gain on sale of equipment	-	(19,937)
(Increase) in other assets	(204,462)	(39,931)
Increase in accounts payable	(485,034)	47,395

Net cash provided in operating activities	212,539	712,230

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(32,882,704)	(3,376,050)
Maturity of investment securities available-for-sale	6,249,197	8,690,728
Proceeds from sale of securities available-for-sale	33,282,622	-
Maturity of investment securities held-to-maturity	325,000	-
Increase in loans	(3,330,980)	(5,981,658)
Purchase of property and equipment	(324,877)	(604,818)
Proceeds from sale of equipment	-	22,000

Net cash used in investing activities	3,318,258	(1,249,798)

Cash flows from financing activities:
Increase in deposit accounts	700,318	2,146,892
Advances from the Federal Home Loan Bank	480,000	-
Repayment of advances from the Federal Home Loan Bank	(1,000,000)
Increase in securities sold under agreements to repurchase	138,100	2,455,800
Decrease in other borrowings	(28,353)	(10,445)
Exercise of stock options	351,851	-
Dividend reinvestment plan	26,431	27,629
Dividends paid	(139,445)	(79,868)

Net cash provided from financing activities	528,902	4,540,008

Net increase in cash and cash equivalents	4,059,699	4,002,440
Cash and cash equivalents at beginning
of period	19,325,645	26,483,199

Cash and cash equivalents at end of period	$23,385,344	$30,485,639

Supplemental disclosure:
Cash paid during the period for:
Interest	$1,744,970	$515,848
Taxes	-	$17,268
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(3,247,119)	$269,980

Notes to Consolidated Financial Statements March 31, 2005

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects First Community Corporation’s financial position at March 31, 2005 and December 31, 2004, First Community Corporation’s results of operations for the three months ended March 31, 2005 and 2004; and First Community Corporation’s cash flows for the three months ended March 31, 2005 and 2004. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2004 Annual Report on Form 10-KSB should be referred to in connection with these unaudited interim financial statements.

Note 2 – Earnings per share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months
	ended March 31,
	2005	2004

Numerator (Included in basic and
diluted earnings per share)	$780,266	$421,867

Denominator
Weighted average common shares
outstanding for:
Basic earnings per share	2,812,835	1,597,806
Dilutive securities:
Stock options - Treasury
stock method	133,008	86,708

Diluted earnings per share	2,945,843	1,684,514

The average market price used in
calculating assumed number of
shares	$20.04	$22.32

Note 3 – Stock Based Compensation

The company has a stock based compensation plan as of March 31, 2005. The accounting for the plan is based on Accounting Principles Board Opinion # 25 (APB 25). Accordingly, no compensation cost has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (SFAS 123), the company has elected to provide the disclosure only option provided for by SFAS 123.

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$780,266	$421,867
Less: Stock based compensation
using fair value method (net
of tax)	30,140	850

Pro forma net income	$750,126	$421,017

Basic earnings per share
As reported	$0.28	$0.26
Pro forma	$0.27	$0.26
Diluted earnings per share
As reported	$0.26	$0.25
Pro forma	$0.25	$0.25

Note 4 – Recent Accounting Pronouncement

            In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The company has evaluated the impact of this pronouncement on net income based on options granted through March 31, 2005. It is estimated that the compensation expense recognized will have a net of income tax effect of approximately $80,000 in 2006, $49,000 in 2007 and $30,000 in 2008. This does not include the impact of any future grants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in the forward-looking statements, as they will depend on many factors, which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risk and uncertainties include but are not limited to:

-	difficulty and expense of integrating the operations and personnel of DutchFork Bankshares, Inc.;

-	significant increases in competitive pressure in the banking and financial services industries;

-	changes in the interest rate environment which could reduce anticipated or actual margins;

-	changes in political conditions or the legislative or regulatory environment;

-	the level of allowance for loan loss;

-	the rate of delinquencies and amounts of charge-offs;

-	the rate of loan growth;

-	adverse changes in asset quality and resulting credit risk-related losses and expenses;

-	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

-	changes occurring in business conditions and inflation;

-	changes in technology;

-	changes in monetary and tax policies;

-	changes in securities markets; and

-	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 and also analyzes our financial condition as of March 31, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2004, as filed in our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Comparison of Results of Operations for Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004:

The company’s results for the first quarter of 2005 reflect the merger of First Community Corporation and the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

former DutchFork Bancshares, Inc. which closed on October 1, 2004. The merger was accounted for in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Periods prior to October 1, 2004 do not include the effect of the merger and, as a result, the first quarter of 2004 does not reflect any operating results of DutchFork.

Net Income

The company’s net income for the three months ended March 31, 2005 was $780,000, or $.26 diluted earnings per share, as compared to $422,000, or $.25 diluted earnings per share, for the three months ended March 31, 2004. The increase in net income is primarily the result of an increase in net interest income due to additional earning assets from the DutchFork merger as well as organic growth in the offices that existed prior to the merger. Average earning assets were $386.0 million during the first quarter of 2005 as compared to $193.6 million during the first quarter of 2004. The increase in average earning assets resulted in an increase in net interest income of $1.1 million in the first quarter of 2005 as compared to the first quarter of 2004. In addition, noninterest income increased $362,000 in first quarter of 2005 as compared to the first quarter of 2004, largely due to the effect of the merger with DutchFork. In addition, there were gains on the sale of securities available-for-sale in the amount of $181,000 in the first quarter of 2005 and none during the first quarter of 2004.The table on page 17 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2005 and 2004, along with average balances and the related interest income and interest expense amounts.Interest income was $4.9 million for the three months ended March 31, 2005, as compared to $2.6 million for the three months ended March 31, 2004. This gain was primarily due to the increase in the level of earning assets. The yield on earning assets declined by 24 basis points due to the change in the mix of the portfolios. The investment portfolio represented 47.9% of the interest-earning assets in the first quarter of 2005 as compared to 29.0% during the first quarter of 2004. This difference is primarily a result of the size of the investment portfolio acquired from DutchFork. During the fourth quarter of 2004 and during the first quarter of 2005, the company restructured the combined investment portfolio. The objective of the restructuring was to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher than yields on other types of earning assets and thus one of the company’s goals continues to be to grow the loan portfolio as a percentage of earning assets. We believe that the restructuring of the investment portfolio provides the necessary cash flow to meet the objective of growing the loan portfolio.

The yield on earning assets for the three months ended March 31, 2005 and 2004 was 5.11% and 5.35%, respectively. The cost of interest-bearing liabilities during the first quarter of 2005 was 1.96% as compared to 1.46% in the first quarter of 2004. The increase in the cost of interest-bearing liabilities is a result of having a larger percentage of borrowed funds as total of interest–bearing funding sources in the first quarter of 2005 as compared to the same period in 2004. The net interest margin was 3.33% for the three months ended March 31, 2005 as compared to 4.20% during the three months ended March 31, 2004. On a fully taxable equivalent basis, the net interest margin was 3.48% and 4.25% for the quarter ended March 31, 2005 and 2004, respectively.

Provision and Allowance for Loan Losses

At March 31, 2005, the allowance for loan losses was $2.9 million, or 1.5% of total loans, as compared to $2.8 million, or 1.5% of total loans, at December 31, 2004. The company’s provision for loan loss was $66,000 for the three months ended March 31, 2005 and 2004. The provision was made based on management’s assessment of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

general loan loss risk and asset quality. The objective of management has been to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

At March 31, 2005, the company had $12,000 in loans delinquent more than 90 days, and loans totaling $1.1 million that were delinquent more than 30 days. The company had two loans in a nonaccrual status in the amount of $383,000 at March 31, 2005.

Allowance for Loan Losses

(Dollars in thousands)	Three months ended March 31,

	2005	2004
Average loans outstanding	$188,661	$124,383

Loans outstanding at period end	$190,071	$127,009
Nonperforming assets:
Nonaccrual loans	$383	$113
Foreclosed real estate	346	12

Total nonperforming assets	$729	$125
Beginning balance of allowance	$2,764	$1,705
Loans charged-off:
1-4 family residential mortgage	-	-
Home equity	-	-
Commercial	-	-
Installment & credit card	16	-

Total loans charged-off	16	-

Recoveries:
1-4 family residential mortgage	-	-
Home equity	-	-
Commercial	37	16
Installment & credit card	5	3

Total recoveries	42	19

Net loan charge offs (recoveries)	(26)	(19)

Provision for loan losses	66	66

Balance at period end	$2,856	$1,790

Net charge -offs to average loans	(0.01%)	(0.02%)
Allowance as percent of total loans	1.50%	1.41%
Nonperforming assets as % of total assets	0.16%	0.06%
Allowance as % of nonperforming loans	745.7%	1,584.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2005		December 31, 2004
		% of		% of
		loans in		loans in
	Amount	category	Amount	category
Commercial, Financial
and Agricultural	$1,159	10.9%	$1,215	10.2%
Real Estate -
Construction	26	5.1%	13	4.3%
Real Estate:
Commercial	875	50.9%	780	51.8%
Residential	237	18.9%	228	19.0%
Consumer	129	14.2%	89	14.7%
Unallocated	430	N/A	439	N/A

Total	$2,856	100.0%	$2,764	100.0%

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Noninterest Income and Noninterest Expense

Noninterest income during the first quarter of 2005 was $739,000, as compared to $378,000 during the same period in 2004. The growth in noninterest income consisted of increases in deposit service charges of $93,000 and mortgage origination fees of $21,000. The increase in deposit service charges resulted from organic growth in deposit accounts as well as growth resulting from the merger with DutchFork. Mortgage origination fees increased due to the continued low rate environment as well as continued emphasis on this source of revenue. During the first quarter of 2005, the company realized gains on the sale of securities in the amount of $181,000. Subsequent to the merger with DutchFork, management began restructuring the combined investment portfolio. This restructuring continued into the first quarter of 2005. Although the portfolio acquired from DutchFork had a large percentage of investments with variable interest rates, the investments did not provide significant cash flow. The objective of the restructuring was to shorten the maturity and purchase investments that provide ongoing cash flow. Management will continue to take advantage of opportunities to restructure portions of the portfolio, but it is not anticipated that the volume of sales that the company experienced in the fourth quarter of 2004 and the first quarter

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

of 2005 will continue. Other income increased primarily as a result of the merger with DutchFork in October 2004 and the inclusion of noninterest income for these three new offices in the first quarter of 2005. Included in other income for the quarter ended March 31, 2004 was a gain on the sale of equipment in the amount of $27,000.

Total noninterest expense increased by $1.1 million during the first quarter of 2005 as compared to the same quarter of 2004. The merger with DutchFork added three new offices and approximately 32 additional employees. In addition, the bank opened new offices in April 2004 and February 2005. The increases in all noninterest expense categories are primarily a result of the merger as well as these de-novo branch expansions. Salaries and employee benefits increased $608,000 in the first quarter of 2005 as compared to the same period in 2004. At March 31, 2005, the company had approximately 123 full-time equivalent employees as compared to 72 full-time equivalent employees at March 31, 2004. Occupancy expense increased $84,000 in the first quarter of 2005 as compared to the same period in 2004. The three offices acquired in the merger and the two de-novo office expansions account for this increase. Equipment expense increased to $330,000 in the first quarter of 2005 as compared to $224,000 in the first quarter of 2004. In addition to the expansion of the branch facilities previously discussed, the company upgraded certain item processing hardware and software needed to process the higher volume of activity subsequent to the DutchFork merger. Expense related to amortization of intangibles increased from $45,000 in the first quarter 2004 to $149,000 in the comparable quarter in 2005. The core deposit intangible acquired in the DutchFork acquisition amounted to $2.9 million and is being amortized on a straight-line basis over seven years. The amortization in the first quarter of 2004 relates to core deposit premium acquired in a branch acquisition in 2001. Prior core deposit premium is also amortized on a straight-line basis over seven years. There was a $194,000 increase in other expenses in the first quarter of 2005 as compared to the same period in 2004. All components of other expense increased due to the significant growth the company experienced as a result of the merger with DutchFork.

The following is a summary of the components of other noninterest expense:

(In thousands)	Three months ended
	March 31,
	2005	2004
Data processing	$42	$25
Supplies	64	49
Telephone	67	42
Correspondent services	41	28
Insurance	57	34
Postage	37	24
Professional fees	82	30
Other	135	98

	$525	$330

Financial Position

Assets totaled $454.1 million at March 31, 2005 as compared to $455.7 million at December 31, 2004, a decrease of $1.6 million, or 0.3%. At March 31, 2005, loans accounted for 48.9% of earning assets, as compared to 47.6% at December 31, 2004. Loans grew by $3.3 million during the three months ended March 31, 2005 from $186.8 million at December 31, 2004 to $190.1 million at March 31, 2005. The loan to deposit ratio at March 31, 2005 was 56.3% as compared to 55.4% at December 31, 2004. In evaluating the merger with DutchFork, management considered the need to leverage the existing deposit base in the Newberry County market through quality growth of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

the loan portfolio. We expect that the growth of the loan portfolio both in total dollars and as a percentage of total earning assets will continue to be a major focus throughout 2005 and thereafter. It is anticipated that this ratio will increase as management continues to focus on investing more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Earning assets as well as funding sources changed minimally from December 31, 2004 to March 31, 2005. Deposits grew $575,000 from $337.1 million at December 31, 2004 to $337.6 million at March 31, 2005. Investments securities decreased $10.1 million from $196.0 million at December 31, 2004 to $185.9 million at March 31, 2005. The decrease in the portfolio was used to fund loan growth and reflects additional unrealized losses in the available-for-sale portfolio resulting from rising interest rates. As previously discussed, during the first quarter of 2005, the company continued restructuring portions of the combined investment portfolio that was begun subsequent to the merger with DutchFork.

        The following table shows the composition of the loan portfolio by category:

(In thousands)	March 31,		December 31,
	2005		2004
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$ 20,757	10.9%	$ 19,001	10.2%
Real estate:
Construction	9,743	5.1%	8,066	4.3%
Mortgage - residential	35,826	18.9%	35,438	19.0%
Mortgage - commercial	96,709	50.9%	96,811	51.8%
Consumer	27,037	14.2%	27,455	14.7%

Total gross loans	190,072	100.0%	186,771	100.0%

Allowance for loan losses	(2,856)		(2,764)

Total net loans	$187,216	$	$184,007

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes and advances on home equity lines of credit, secured by real estate, regardless of the purpose of the loan. Advances on home equity lines of credit are included in consumer loans. The company follows the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, the company limits the loan-to-value ratio to 80%.

Market Risk Management

The effective management of market risk is essential to achieving the company’s strategic financial objectives. The company’s most significant market risk is interest rate risk. The company has established an Asset/Liability Management Committee (“ALCO”) to monitor and manage interest rate risk. The ALCO monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The ALCO has established policy guidelines and strategies with respect to interest rate risk exposure and liquidity.

A monitoring technique employed by the ALCO is the measurement of the company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability simulation modeling is performed by the company to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis nor asset/liability modeling is precise indicators of the interest sensitivity position of the company due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.

The company’s gap analysis indicates an asset sensitive position over the one and two year lives of the portfolio. For a 12 month period, the gap analysis indicates an asset sensitive position as of March 31, 2005 of $12.9 million. Therefore, based on the modeling the company will generally benefit from increasing market rates of interest. The company’s gap analysis and simulation modeling are not precise indicators of its interest sensitivity position. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities. Through simulation modeling, management monitors the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2005 and December 31, 2004 over the next 12 months.

Net Interest Income Sensitivity

Change in
short-term
interest	March 31,	December
rates	2005	31, 2004
+200bp	+ 1.76%	+ .56%
+100bp	+ 1.05%	+ 0.96%
Flat	-	-
-100bp	- 4.31%	- 6.44%
-200bp	- 11.69%	- 14.33%

As a result of the size of the investment portfolio that was acquired in the merger with DutchFork and the amount and type of fixed rate longer term investments that were in the portfolio, management has put a great deal of emphasis on restructuring the portfolio since October 1, 2004. The purpose was to shorten the average life of the portfolio and acquire investments that provided cash flow and/or were adjustable rate instruments. Although this resulted in a reduction in investment yield, management believes that this restructuring will position the bank more appropriately for interest rate volatility and provide a significant amount of additional cash flow to fund desired loan growth.

The company also performs a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2005, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 6.4% as compared to 6.5% at December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represented 42.0% of total assets at March 31, 2005. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 2005, the amount of certificates of deposits of $100,000 or more represented 16.3% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the bank, and none of these deposits are brokered deposits.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2005, we had issued commitments to extend credit of $39.9 million, including $16.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, and the trust preferred offering completed in September 2004, the company has maintained a high level of liquidity as well as capital, along with continued retained earnings sufficient to fund the operations of the bank. The company’s management anticipates that the bank will remain a well capitalized institution. Shareholders’ equity was 10.9% of total assets at March 31, 2005 and 11.1% at December 31, 2004. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.1%, 13.2% and 8.0%, respectively, at March 31, 2005 as compared to 11.5%, 12.4% and 7.6%, respectively, at December 31, 2004. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.8%, 14.8% and 9.1%, respectively, at March 31, 2005 as compared to 12.9%, 13.9% and 8.5%, respectively, at December 31, 2004. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$188,660,877	$3,014,636	6.48%	$124,383,265	$2,001,792	6.47%
Securities:	184,689,688	1,765,414	3.88%	56,151,261	543,413	3.89%
Other short-term investments	12,689,805	84,325	2.69%	13,040,775	29,854	0.92%

Total earning assets	386,040,370	4,864,375	5.11%	193,575,301	2,575,059	5.35%

Cash and due from banks	11,749,232			6,628,748
Premises and equipment	14,451,647			8,209,068
Other assets	42,126,486			2,193,334
Allowance for loan losses	(2,797,451)			(1,735,720)

Total assets	$451,570,284			$208,870,731

Interest-bearing liabilities
Interest-bearing transaction accounts	56,495,787	40,624	0.29%	28,612,297	22,501	0.32%
Money market accounts	39,692,925	137,125	1.40%	22,234,608	45,130	0.82%
Savings deposits	32,523,590	52,103	0.65%	12,159,563	18,825	0.62%
Time deposits	155,023,654	876,481	2.29%	79,277,905	431,449	2.19%
Other borrowings	66,525,245	588,262	3.59%	9,929,840	33,701	1.37%

Total interest-bearing liabilities	350,261,201	1,694,595	1.96%	152,214,213	551,606	1.46%

Demand deposits	48,832,545			35,785,300
Other liabilities	1,857,225			1,068,639
Shareholders' equity	50,619,313			19,802,579

Total liabilities and shareholders' equity	$451,570,284			$208,870,731

Net interest spread			3.15%			3.89%
Net interest income/margin		$3,169,780	3.33%		$2,023,453	4.20%

Net interest margin (taxable equivalent)			3.48%			4.25%

PART I

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Please refer to “Market Risk Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         Not applicable

Item 3.   Defaults Upon Senior Securities.

         Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to security holders for a vote during the three months ended March 31, 2005.

Item 5.   Other Information.

         None.

Item 6.   Exhibits.

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: May 12, 2005	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: May 12, 2005	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number                Description

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.