Form 10-Q
period 2005-06-30
FIRST COMMUNITY CORP /SC/
filed 2005-08-15
CIK 932781

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

☐                                 Transition report pursuant to Section 13 or 15(d) of the Exchange Act

for the transition period from                   to

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State of Incorporation)	(I.R.S. Employer Identification)

5455 Sunset Boulevard, Lexington, South Carolina 29072
(Address of Principal Executive Offices)

(803) 951-2265
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,839,860 shares of common stock, par value $1.00 per share, were issued and outstanding as of July 31, 2005

TABLE OF CONTENTS

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$12,678,312	$9,391,494
Interest-bearing bank balances	209,060	803,426
Federal funds sold and securities purchased under agreements to resell	4,322,455	9,130,725
Investment securities - available for sale	182,251,083	190,010,307
Investment securities - held to maturity (market value of $5,837,428 and $6,147,698 at June 30, 2005 and December 31, 2004, respectively)	5,726,558	6,015,745
Loans	202,533,224	186,771,344
Less, allowance for loan losses	2,668,412	2,763,988
Net loans	199,864,812	184,007,356
Property, furniture and equipment - net	14,363,035	14,313,090
Goodwill	24,256,020	24,256,020
Intangible assets	3,064,445	3,361,815
Other assets	15,365,337	14,416,034
Total assets	$462,101,117	$455,706,012
LIABILITIES
Deposits:
Non-interest bearing demand	$54,242,520	$49,519,816
NOW and money market accounts	92,078,338	98,846,828
Savings	32,047,258	35,370,267
Time deposits less than $100,000	99,823,198	100,629,304
Time deposits $100,000 and over	57,848,419	52,698,069
Total deposits	336,039,733	337,064,284
Securities sold under agreements to repurchase	10,501,200	7,549,900
Federal Home Loan Bank Advances	46,613,103	42,452,122
Long term debt	15,464,000	15,464,000
Other borrowed money	170,345	184,593
Other liabilities	2,458,477	2,528,424
Total liabilities	411,246,858	405,243,323
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 2,839,860 and 2,788,902 at June 30, 2005 and December 31, 2004, respectively	2,839,860	2,788,902
Additional paid in capital	42,251,649	41,832,090
Retained earnings	7,918,846	6,712,849
Accumulated other comprehensive income	(2,156,096)	(871,152)
Total shareholders’ equity	50,854,259	50,462,689
Total liabilities and shareholders’ equity	$462,101,117	$455,706,012

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$6,292,892	$4,035,279
Investment securities	3,686,323	1,043,437
Federal funds sold and securities purchased under resale agreements	106,570	79,239
Other	23,015	846
Total interest income	10,108,800	5,158,801
Interest expense:

Deposits	2,452,690	1,061,112
Federal funds sold and securities sold under agreement to repurchase	83,637	12,379
Other borrowed money	1,143,133	55,410
Total interest expense	3,679,460	1,128,901
Net interest income	6,429,340	4,029,900
Provision for loan losses	138,000	130,000
Net interest income after provision for loan losses	6,291,340	3,899,900

Non-interest income:
Deposit service charges	586,459	396,275
Mortgage origination fees	170,785	132,427
Gain on sale of securities	188,419	—
Other	424,312	272,594
Total non-interest income	1,369,975	801,296

Non-interest expense:
Salaries and employee benefits	3,030,340	1,799,410
Occupancy	372,376	207,867
Equipment	651,067	445,399
Marketing and public relations	171,164	180,774
Amortization of intangibles	297,371	89,057
Other	1,130,878	683,440
Total non-interest expense	5,653,196	3,405,947

Net income before tax	2,008,119	1,295,249
Income taxes	521,030	442,800
Net income	$1,487,089	$852,449

Basic earnings per common share	$0.53	$0.53
Diluted earnings per common share	$0.50	$0.51

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$3,278,256	$2,033,487
Investment securities	1,920,909	500,024
Federal funds sold and securities purchased under resale agreements	32,813	49,818
Other	12,447	413
Total interest income	5,244,425	2,583,742
Interest expense:
Deposits	1,346,357	543,207
Federal funds sold and securities sold under agreement repurchase	47,293	6,379
Other borrowed money	591,215	27,709

Total interest expense	1,984,865	577,295
Net interest income	3,259,560	2,006,447
Provision for loan losses	72,000	64,000
Net interest income after provision for loan losses	3,187,560	1,942,447

Non-interest income:
Deposit service charges	304,426	207,222
Mortgage origination fees	92,233	74,710
Gain on sale of securities	7,322	—
Other	226,691	141,609
Total non-interest income	630,672	423,541

Non-interest expense:
Salaries and employee benefits	1,520,888	897,969
Occupancy	187,070	106,892
Equipment	321,484	221,660
Marketing and public relations	83,535	82,448
Amortization of intangibles	148,686	44,529
Other	606,346	353,059
Total non-interest expense	2,868,009	1,706,557

Net income before tax	950,223	659,431
Income taxes	243,400	228,850
Net income	$706,823	$430,581

Basic earnings per common share	$0.25	$0.27
Diluted earnings per common share	$0.24	$0.26

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

Six Months ended June 30, 2005 and June 30, 2004

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814
Comprehensive Income:
Net income				852,449		852,449
Accumulated other comprehensive loss net of income tax benefit of $293,048					(544,250)	(544,250)
Total comprehensive income						308,199
Cash dividend ($0.10 per share)				(160,203)		(160,203)
Options exercised	13,962	13,962	106,452			120,414
Dividend reinvestment plan	2,631	2,631	55,812			58,443
Balance, June 30, 2004	1,613,817	$1,613,817	$13,024,979	$5,601,988	$(405,117)	$19,835,667

Balance, December 31, 2004	2,788,902	$2,788,902	$41,832,090	$6,712,849	$(871,152)	$50,462,689
Comprehensive Income:
Net income				1,487,089		1,487,089
Accumulated other comprehensive loss net of income tax benefit of $625,944					(1,162,472)
Less: reclassification adjustment for gains included in net income, net of tax of $65,946					(122,472)
Other comprehensive loss					(1,284,944)	(1,284,944)
Comprehensive income						202,145
Dividends paid ($0.10 per share)				(281,092)		(281,092)
Options exercised	47,595	47,595	361,064			408,659
Dividend reinvestment plan	3,363	3,363	58,495			61,858
Balance, June 30, 2005	2,839,860	$2,839,860	$42,251,649	$7,918,846	$(2,156,096)	$50,854,259

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,487,089	$852,449
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	488,564	354,064
Premium amortization (discount accretion)	(64,555)	45,067
Provision for loan losses	138,000	130,000
Amortization of intangibles	297,370	89,057
Gain on sale of equipment	—	(19,937)
Gain on sale of securities	(188,418)
(Increase) decrease in other assets	(257,414)	(206,722)
Increase (decrease) in other liabilities	(69,947)	(107,308)
Net cash provided in operating activities	1,830,689	1,136,670

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(48,284,585)	(23,792,590)
Maturity of investment securities available-for-sale	15,057,001	19,092,332
Proceeds from sale of securities	39,071,729
Purchase of investment securities held-to-maturity	(50,000)	—
Maturity of investment securities held-to-maturity	325,000	—
Increase in loans	(16,104,839)	(8,820,056)
Purchase of property and equipment	(538,509)	(1,284,725)
Proceeds from sale of equipment	—	22,000
Net cash used in investing activities	(10,524,203)	(14,783,039)

Cash flows from financing activities:
Increase (decrease) in deposit accounts	(1,024,551)	15,920,123
Increase (decrease) in securities sold under agreements to repurchase	2,951,300	3,414,000
Increase (decrease) in other borrowings	(14,248)	(103,343)
Advances from the FHLB	5,480,000	—
Repayment of Advances FHLB	(1,004,230)	—
Proceeds from exercise of stock options	408,659	120,414
Dividends paid	(281,092)	(160,203)
Dividend reinvestment plan	61,858	58,443
Net cash provided from financing activities	6,577,696	19,249,434

Net increase (decrease) in cash and cash equivalents	(2,115,818)	5,603,065
Cash and cash equivalents at beginning of period	19,325,645	26,483,199
Cash and cash equivalents at end of period	$17,209,827	$32,086,264

Supplemental disclosure:
Cash paid during the period for:
Interest	$3,101,763	$1,078,177
Income taxes	$120,000	$437,268
Non-cash investing and financing activities:
Unrealized loss on securities available-for-sale	$1,976,833	$837,298

Note 1	-	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the company”), present fairly in all material respects the company’s financial position at June 30, 2005 and December 31, 2004, the company’s results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the company’s 2004 Annual Report on Form 10-KSB should be referred to in connection with these unaudited interim financial statements.

Note 2	-	EARNINGS PER SHARE

		The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

			Six months ended June 30,		Three months ended June 30,
			2005	2004	2005	2004
		Numerator (Included in basic and diluted earnings per share)	$1,487,089	$852,449	$706,823	$430,581

		Denominator
		Weighted average common shares outstanding for:
		Basic earnings per share	2,824,586	1,602,057	2,836,208	1,606,309
		Dilutive securities:
		Stock options - Treasury stock method	134,329	76,101	129,528	75,128
		Diluted earnings per share	2,958,915	1,678,158	2,965,736	1,681,437

		The average market price used in calculating assumed number of shares	$19.38	$22.61	$18.99	$22.26

Note 3	-	Stock Based Compensation

The company has a stock based compensation plans as of June 30, 2004. The accounting for the plan is based on Accounting Principles Board Opinion No. #25 (APB 25). Accordingly, no compensation cost has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standard No. 123 “ Accounting for Stock Based Compensation,” (SFAS 123) the company has elected to provide the disclosure-only option provided for by SFAS 123.

				Six months ended June 30,		Three months ended June 30,
				2005	2004	2005	2004
		Net income as reported		$1,487,089	$852,449	$706,823	$430,581
		Less:	Stock based compensation using fair value method (net of tax)	63,651	1,700	32,002	850
		Pro forma net income		$1,423,438	$850,749	$674,821	$429,731

		Basic earnings per share
		As reported		$0.53	$0.53	$0.25	$0.27
		Pro forma		$0.50	$0.53	$0.24	$0.27
		Diluted earnings per share
		As reported		$0.50	$0.51	$0.24	$0.26
		Pro forma		$0.48	$0.51	$0.23	$0.26

Note 4 – Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The company has evaluated the impact of this pronouncement on net income based on options granted through June 30, 2005. It is estimated that the compensation expense recognized will have a net of income tax effect of approximately $80,000 in 2006, $49,000 in 2007 and $30,000 in 2008. This does not include the impact of any future grants.

Note 5 – Significant Contract

On June 28, 2005 the Bank entered into a construction contract to have a 27,000 square foot administrative center built for approximately $3.4 million. The administrative center will provide the needed space for deposit and loan operations as well as other administrative functions.  The total cost including furniture and equipment is estimated to be $4.3 million.

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

Overview

The following discussion describes the our results of operations for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 as well as results for the six months ended June 30, 2005 and 2004, and also analyzes our financial condition as of June 30, 2005 as compared to December 31, 2004.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Comparison of Results of Operations for Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004:

The company’s results for the six months and three months ended June 30, 2005 reflect the merger of First Community Corporation and the former DutchFork Bancshares, Inc. which closed on October 1, 2004. The merger was accounted for in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Periods prior to October 1, 2004 do not include the effect of the merger and, as a result, the six and three months ended June 30, 2004 does not reflect any results from the former DutchFork Bancshares.

Net Income

The company’s net income for the six months ended June 30, 2005 was $1.5 million, or $.50 diluted earnings per share, as compared to $852,000, or $.51 diluted earnings per share, for the six months ended June 30, 2004. The increase in net income is primarily due an increase in net interest income due to additional earning assets from the DutchFork merger as well as organic growth in the offices that existed prior to the merger. Average earning assets were $387.2 million during the six months ended June 30, 2005 as compared to $200.5 million during the six months ended June 30, 2004. The increase in average earning assets resulted in an increase in net interest income of $2.4 million in the first six months of 2005 as compared to the first six months of 2004. In addition, non-interest income increased $569,000 in the first six months of 2005 as compared to the first six months of 2004 largely due to the addition of the former DutchFork Bancshares. In addition there were gains on the sale of securities available-for-sale in the amount of $188,000 in the first six months of 2005 and none during the same period of 2004.

The table on page 21 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2005 and 2004, along with average balances and the related interest income and interest expense amounts.

Net interest income was $6.4 million for the six months ended June 30, 2005 as compared to $4.0 million for the six months ended June 30, 2004. This again was primarily due to the increase in the level of earning assets. The yield on earning assets increased by 9 basis points due to increasing rates during the first half of 2005 offset by a significant change in the mix of the portfolios. The investment portfolio represented 48.0% of the interest earning assets in the six months ended June 30, 2005 as compared to 27.9% during the comparable period in 2004. This change in the mix of the earning asset portfolio is a result first of the size of the investment portfolio we acquired in the DutchFork merger and second of our restructuring of this investment portfolio during the fourth quarter of 2004 and during the first three months of 2005. The objective of the restructuring was to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher then yields on other types of earning assets and thus one of the company’s goals continues to be to grow the loan portfolio as a percentage of earning assets. It is believed that the restructuring of the investment portfolio provides the necessary cash flow to meet the objective of growing the loan portfolio.

The yield on earning assets for the six months ended June 30, 2005 and 2004 was 5.27% and 5.18%, respectively.  The cost of interest-bearing liabilities during the first six months of 2005 was 2.12% as compared to 1.44% in the same period of 2004.  The increase in the cost of interest-bearing liabilities was a result of increasing interest rates during the first six months of 2005 as well as having larger percentage of borrowed funds as total of interest –bearing funding sources in the first quarter of 2005 as compared to the same period in 2004.  The net interest margin was 3.35% for the six months ended June 30, 2005 as compared to 4.04% during the six months ended June 30, 2004.  On a fully taxable equivalent basis the net interest margin was 3.50% and 4.10% for the six months ended June 30, 2005 and 2004, respectively.

Provision and Allowance for Loan Losses

At June 30, 2005 the allowance for loan losses amounted to $2.7 million, or 1.32% of total loans, as compared to $2.8 million, or 1.48% of total loans, at December 31, 2004.  The company’s provision for loan loss was $138,000 for the six months ended June 30, 2005 as compared to $130,000 for the six months ended June 30, 2004.  The provision was made based on management’s assessment of general loan loss risk and asset quality.  The objective of management is to maintain the allowance for loan losses at approximately 1.1% to 1.5% of total loans.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

At June 30, 2005 the company had $74,000 in loans delinquent more than 90 days, and loans totaling $650,000 that were delinquent more than 30 days.  The company had three loans in a nonaccrual status in the amount of $433,000 at June 30, 2005.

Allowance for Loan Losses

	Six Month Ended June 30,
(Dollars in thousands)	2005	2004
Average loans outstanding	$192,539	$126,905
Loans outstanding at period end	$202,533	$129,775
Non-performing assets:
Nonaccrual loans	$433	$191
Foreclosed real estate	404	—
Total non-performing loans	$837	$191

Beginning balance of allowance	$2,764	$1,705
Loans charged-off:
1-4 family residential mortgage	274	—
Home equity
Commercial	12	93
Installment & credit card	28	2
Total loans charged-off	314	95
Recoveries:
1-4 family residential mortgage	—	—
Home equity	—	—
Commercial	63	36
Installment & credit card	12	6
Total recoveries	80	42
Net loan charge offs	234	53
Provision for loan losses	138	130
Balance at period end	$2,668	$1,782

Net charge -offs to average loans	0.12%	0.04%
Allowance as percent of total loans	1.32%	1.37%
Non-performing assets as % of total assets	0.18%	0.08%
Allowance as % of non-performing loans	616.2%	933.0%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30, 2005		December 31, 2004
	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$1,075	10.3%	$1,215	10.2%

Real Estate - Construction	10	7.5%	13	4.3%

Real Estate:
Commercial	701	51.3%	780	51.8%
Residential	249	17.4%	228	19.0%
Consumer	163	13.5%	89	14.7%
Unallocated	490	N/A	439	N/A
Total	$2,688	100.0%	$2,764	100.0%

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

Non-interest Income and Expense

Non-interest income during the first six months of 2005 was $1.4 million as compared to $801,000 during the same period in 2004.  The growth in non-interest income consisted of increases in deposit service charges of $190,000 and mortgage origination fees of $38,000.  The increase in deposit service charges resulted from organic growth in deposit accounts as well as the growth resulting from the DutchFork merger.  Mortgage origination fees increased due to the continued low rate environment as well as continued emphasis on this source of revenue.  During the first six months of 2005 the company realized gains on the sale of securities in the amount of $188,000 with $181,000 realized in the first quarter of 2005.  Subsequent to the merger with DutchFork, management began restructuring the combined investment portfolio.  This restructuring continued into the first quarter of 2005. Although the portfolio acquired from DutchFork had a large percentage of investments with variable interest rates, the investments did not provide significant cash flow.  The objective of the restructuring was to shorten the maturity and purchase investments that provide ongoing cash flow.  Management will continue to take advantage of opportunities to restructure portions of the portfolio, but it is not anticipated that the volume of sales that the company experienced in the fourth quarter of 2004 and the first quarter of 2005  will continue.  Other income increased $152,000 during the first six months of 2005 as compared to the same period in 2004 primarily as a result of the merger with DutchFork in October 2004 and the inclusion of noninterest income for these three new offices.  Included in other income for the six months ended June 30, 2004 was a gain on the sale of equipment in the amount of $27,000.

Total non-interest expense increased by $2.2 million during the first six months of 2005 as compared to the same period of 2004.  The DutchFork acquisition added three new offices and approximately 32 additional employees.  In addition, the bank opened a new banking office in April 2004 and February 2005.  The increases in all non-interest expense categories are primarily a result of the merger as well as these de-novo branch expansions.  Salaries and employee benefits increased $1.2 million in the first six months of 2005 as compared to the same period in 2004.  At June 30, 2005 the company had approximately 120 full time equivalent employees as compared to 78 full time equivalent employees at June 30, 2004.  Occupancy expense increased $165,000 in the first six months of 2005 as compared to the same period in 2004.  The three offices acquired in the merger and the two de-novo office expansions account for this increase.  Equipment expense increased to $651,000 in the first six months of 2005 as compared to $445,000 in the first six months of 2004.  This increase resulted from the additional equipment acquired as a result of the additional branches as well as upgrades to certain item processing hardware and software needed to process the higher volume of activity subsequent to the DutchFork merger.  Expense related to amortization of intangibles increased from $89,000 in the first six months of 2004 to $297,000 in the comparable period in 2005.  The core deposit intangible acquired in the DutchFork acquisition amounted to $2.9 million and is being amortized on a straight-line basis over seven years.  The amortization in the first six months of 2004 relates to core deposit premium acquired in a branch acquisition in 2001.  Prior core deposit premium is also amortized on a straight-line basis over seven years.  There was a $447,000 increase in other expenses in the first six months of 2005 as compared to the same period in 2004.  All components of other expense increased due to the significant growth the company experienced as a result of the merger with DutchFork.

The following is a summary of the components of non-interest expense:

	Six months ended June 30,
(In thousands)	2005	2004
Data processing	$87	$49
Supplies	136	85
Telephone	146	89
Correspondent services	82	62
Insurance	121	71
Postage	73	48
Professional fees	183	65
Other	303	214
	$1,131	$683

Comparison of Results of Operations for Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004:

Net income for the second quarter of 2005 was $707,000 ($0.24 per diluted share), as compared to $431,000 ($0.26 per diluted share) during the comparable period in 2004. Net interest income increased by $1.3 million for the three months ended June 30, 2005 from $2.0 million in 2004 to $3.3 million in 2005 The increase in net interest income is primarily due to the addition of the former DutchFork Bancshares.  Average earning assets were $388.3 million during the second quarter of 2005 as compared to $207.3 million during the second quarter of 2004.  The table on page 22 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2005 and 2004, along with average balances and the related interest income and interest expense amounts.  The yield on average earning assets increased to 5.42% in the second quarter of 2005 as compared to 5.01% in the second quarter of 2004. The cost of interest bearing liabilities was 2.27% in second quarter of 2005 as compared to 1.42% in the second quarter of 2004.

Non-interest income increased by $207,000 from $424,000 for the three months ended June 30, 2004 to $631,000 in the same period of 2005.  Deposit service charges increased by $97,000, mortgage loan fees increased by $18,000 and other income increased $85,000 in the three months ended June 30, 2005 as compared to the same period in 2005.  As previously discussed, the addition of the three former DutchFork branches and the two de-novo branch expansions are the significant contributors to the increases in each of these non-interest income categories.

Total non-interest expense increased by $1.2 million in the second quarter of 2005 as compared to the same quarter of 2004.  This increase is the result of a $623,000 increase in salary and benefits expense, a $80,000 increase in occupancy expense, a $100,000 increase in equipment expense, a $104,000 increase in amortization of intangibles and a $253,000 increase in other expenses.  All of these increases are primarily a result of the company’s merger with DutchFork Bancshares on October 1, 2004.

Financial Position

Assets totaled $462.1 million at June 30, 2005 as compared to $455.7 million at December 31, 2004, an increase of $6.4 million, or 1.4%.  At June 30, 2005, loans accounted for 51.3% of earning assets, as compared to 47.6% at December 31, 2004.  Loans grew by $15.7 million during the six months ended June 30, 2005 from $186.8 million at December 31, 2004 to $202.5 million at June 30, 2005.  The loan to deposit ratio at June 30, 2005 was 60.3% as compared to 55.4% at December 31, 2004.  In evaluating the merger with DutchFork, management considered the need to leverage the existing deposit base in the Newberry County market through quality growth of the loan portfolio.  The growth of the loan portfolio both in total dollars and as a percentage of total earning assets will continue to be a major focus throughout 2005 and thereafter.  It is anticipated that this ratio will continue to increase as management continues to emphasize investing more of its assets in the higher earning loan portfolio as compared to the investment portfolio.  Deposits decreased $1.1 million from $337.1 million at December 31, 2004 to $336.0 million at June 30, 2005.  Investments securities decreased $8.0 million from $196.0 million at December 31, 2004 to $188.0 million at June 30, 2005.  The decrease in the portfolio was used to fund loan growth and reflects additional unrealized losses in the available-for-sale portfolio resulting from rising interest rates.  As previously discussed, during the first quarter of 2005, the company continued restructuring portions of the combined investment portfolio.

The following table shows the composition of the loan portfolio by category:

	June 30, 2005		December 31, 2004
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$20,815	10.3%	$19,001	10.2%
Real estate:
Construction	15,172	7.5%	8,066	4.3%
Mortgage – residential	35,348	17.4%	35,438	19.0%
Mortgage – commercial	103,884	51.3%	96,811	51.8%
Consumer	27,314	13.5%	27,455	14.7%
Total gross loans	202,533	100.0%	186,771	100.0%
Allowance for loan losses	(2,668)		(2,764)
Total net loans	$199,865		$184,007

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

Market Risk Management

The effective management of market risk is essential to achieving the company’s strategic financial objectives.  The company’s most significant market risk is interest rate risk  The company has established an Asset/Liability Management Committee (“ALCO”) to monitor and manage interest rate risk.  The ALCO monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income.  The ALCO has established policy guidelines and strategies with respect to interest rate risk exposure and liquidity.

A monitoring technique employed by the ALCO is the measurement of the company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Also, asset/liability simulation modeling is performed by the company to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  Neither the “gap” analysis nor asset/liability modeling is a precise indicator of the interest sensitivity position of the company due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities.  The company’s gap analysis indicates a slight liability sensitive position over the one year lives of the portfolio and a slightly asset sensitive position over two years.  For a twelve month period, the gap analysis indicates a liability sensitive position as of June 30, 2005 of $3.3 million. Based on our modeling, this indicates that if interest rates increase the company would realize a modest decrease in net interest income over a twelve month period and would benefit slightly over the following twelve to twenty-four month period.  The company’s gap analysis and simulation modeling are not precise indicators of its interest sensitivity position.  Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Through simulation modeling, management monitors the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next twelve months.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2005, June 30, 2005 and December 31, 2004 over the next twelve months.

Net Interest Income Sensitivity

Change in short- term interest rates	June 30, 2005	March 31, 2005	December 31, 2004
+200bp	- 0.98%	+ 1.76%	+.56%
+100bp	- 0.22%	+ 1.05%	+ 0.96%
Flat	—	—	—
-100bp	- 6.19%	- 4.31%	- 6.44%
-200bp	- 13.33%	- 11.69%	- 14.33%

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

The company also performs a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At June 30, 2005 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 8.64% as compared to 6.4% at March 31, 2005 and 6.5% at December 31, 2004.

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements.  Federal funds sold and investment securities available-for-sale represented 40.4% of total assets at June 30, 2004.  Management believes that the company’s existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At June 30, 2005, the amount of certificates of deposits of $100,000 or more represented 17.2% of total deposits.  These deposits are issued to local customers, many of which have other product relationships with the bank and none are brokered deposits.  Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $43.5 million, including $18.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, our the acquisition of DutchFork in October 2004, the company has maintained a high level of liquidity and adequate capital, along with continued retained earnings, sufficient to fund the operations of the bank for at least the next 12 months.  The company’s management anticipates that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 11.0% of total assets at June 30, 2005 and 11.1% at December 31, 2004.  The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.9%, 12.8% and 8.1%, respectively at June 30, 2005 as compared to 11.5%, 12.4% and 7.6%, respectively at December 31, 2004.  The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.5%, 14.4% and 9.1% respectively at June 30, 2005 as compared to 12.9%, 13.9% and 8.5%, respectively at December 31, 2004.  This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six months ended June 30, 2005			Six months ended June 30, 2004
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$192,538,980	$6,292,892	6.59%	$126,904,949	$4,035,279	6.39%
Securities:	185,795,479	3,686,323	4.00%	55,982,841	1,043,437	3.75%
Federal funds sold and securities purchased under agreements to resell	8,835,165	129,585	2.96%	17,565,043	80,085	0.92%
Total earning assets	387,169,624	10,108,800	5.27%	200,452,833	5,158,801	5.18%
Cash and due from banks	11,664,137			7,222,335
Premises and equipment	14,422,097			8,443,928
Other assets	42,521,298			2,289,519
Allowance for loan losses	(2,838,913)			(1,777,994)
Total assets	$452,938,243			$216,630,621

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$55,412,190	82,529	0.30%	$29,611,414	43,729	0.30%
Money market accounts	40,275,276	301,558	1.51%	23,476,193	95,389	0.82%
Savings deposits	32,621,533	105,273	0.65%	14,104,778	44,299	0.63%
Time deposits	155,651,920	1,963,330	2.54%	80,348,247	877,695	2.20%
Other borrowings	66,572,956	1,226,770	3.72%	10,037,462	67,789	1.36%
Total interest-bearing liabilities	350,533,875	3,679,460	2.12%	157,578,094	1,128,901	1.44%
Demand deposits	49,945,823			38,099,980
Other liabilities	2,146,181			1,062,122
Shareholders’ equity	50,312,364			19,890,425
Total liabilities and shareholders’ equity	$452,938,243			$216,630,621

Net interest spread			3.15%			3.74%
Net interest income/margin		$6,429,340	3.35%		$4,029,900	4.04%
Net interest income/margin FTE basis		$6,712,664	3.50%		$4,074,900	4.10%

	Three months ended June 30, 2005			Three months ended June 30, 2004
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$196,374,470	$3,278,256	6.70%	$129,426,633	$2,033,487	6.32%
Securities:	186,889,118	1,920,909	4.12%	55,814,420	500,024	3.60%
Federal funds sold and securities purchased under agreements to resell	5,022,885	45,260	3.61%	22,089,313	50,231	0.91%
Total earning assets	388,286,473	5,244,425	5.42%	207,330,366	2,583,742	5.01%
Cash and due from banks	11,579,976			7,815,923
Premises and equipment	14,392,872			8,678,787
Other assets	42,911,558			2,385,704
Allowance for loan losses	(2,879,923)			(1,820,267)
Total assets	$454,290,956			$224,390,513

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$54,340,500	41,904	0.31%	$30,610,532	21,228	0.28%
Money market accounts	40,851,226	164,433	1.61%	24,717,778	50,259	0.82%
Savings deposits	32,718,400	53,170	0.65%	16,050,012	25,474	0.64%
Time deposits	156,273,279	1,086,849	2.79%	81,418,583	446,246	2.20%
Other borrowings	66,620,141	638,508	3.84%	10,145,085	34,088	1.35%
Total interest-bearing liabilities	350,803,546	1,984,864	2.27%	162,941,990	577,295	1.42%
Demand deposits	51,046,872			40,414,647
Other liabilities	2,431,730			1,055,606
Shareholders’ equity	50,008,808			19,978,270
Total liabilities and shareholders’ equity	$454,290,956			$224,390,513

Net interest spread			3.15%			3.59%
Net interest income/margin		$3,259,561	3.37%		$2,006,447	3.89%
Net interest income/margin FTE basis		$3,396,706	3.51%		$2,030,447	3.90%

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to “Market Risk Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

There were two matters submitted to a vote of security holders during the three months ended June 30, 2005 at our annual meeting of shareholders held on May 18, 2005.

Proposal #1 - Election of five Class II directors to serve on the board of directors each for three-year terms

The following five individuals were elected to serve on the board of directors for three-year terms.

	VOTES
	For	Against/Withheld
Thomas C. Brown	2,276,957	20,862
O.A. Ethridge, DMD	2,276,320	21,499
W. James Kitchens, Jr.	2,274,989	22,830
Mitchell M. Willoughby	2,276,957	20,862
Steve P. Sligh	2,276,230	21,589

Proposal #2 - Election of two Class III directors to serve on the board of directors each for a one-year term

The following two individuals were elected to serve on the board of directors each for a one-year term.

	VOTES
	For	Against/Withheld
J. Thomas Johnson	2,276,493	21,326
Alexander Snipes, Jr.	2,282,557	15,262

The terms of the following eight directors continued after the meeting.

Richard K. Bogan, MD	George H. Fann, DMD
Chimin J. Chao	James C. Leventis
Michael C. Crapps	Loretta R. Whitehead
Hinton G. Davis	Anita B. Easter

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

10.1                           Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	August 12, 2005	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

		By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.