Form 10-Q
period 2005-09-30
FIRST COMMUNITY CORP /SC/
filed 2005-11-14
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended: September 30, 2005

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
Yes        No  X

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No  X

        Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,846,978 shares of common stock, par value $1.00 per share, were issued and outstanding as of October 31, 2005

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
Item 6.  Exhibits
INDEX TO EXHIBITS
SIGNATURES

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$9,786,540	$9,391,494
Interest-bearing bank balances	226,348	803,426
Federal funds sold and securities purchased under
agreements to resell	5,005,234	9,130,725
Investment securities - available for sale	176,525,647	190,010,307
Investment securities - held-to-maturity ( market value of
$5,802,304 and $6,147,698 at September 30, 2005 and
December 31, 2004, respectively)	5,720,222	6,015,745
Loans	211,052,057	186,771,344
Less, allowance for loan losses	2,715,012	2,763,988

Net loans	208,337,045	184,007,356
Property, furniture and equipment - net	14,824,510	14,313,090
Goodwill	24,256,020	24,256,020
Intangible assets	2,915,760	3,361,815
Other assets	15,936,960	14,416,034

Total assets	$463,534,286	$455,706,012

LIABILITIES
Deposits:
Non-interest bearing demand	$57,376,974	$49,519,816
NOW and money market accounts	89,968,924	98,846,828
Savings	32,795,163	35,370,267
Time deposits less than $100,000	100,242,197	100,629,304
Time deposits $100,000 and over	55,452,687	52,698,069

Total deposits	335,835,945	337,064,284
Securities sold under agreements to repurchase	12,861,700	7,549,900
Federal Home Loan Bank Advances	45,446,715	42,452,122
Long-term debt, trust preferred securities	15,464,000	15,464,000
Other borrowed money	159,680	184,593
Other liabilities	2,888,830	2,528,424

Total liabilities	412,656,870	405,243,323

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares
shares authorized; issued and outstanding 2,841,728 at
September 30, 2005 and 2,788,902 at December 31, 2004	2,841,728	2,788,902
Additional paid in capital	42,284,777	41,832,090
Retained earnings	8,528,512	6,712,849
Unrealized loss on securities available-for-sale	(2,777,601)	(871,152)

Total shareholders' equity	50,877,416	50,462,689

Total liabilities and shareholders' equity	$463,534,286	$455,706,012

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$9,787,455	$6,195,367
Investment securities	5,583,709	1,641,388
Federal funds sold and securities purchased
under resale agreements	139,371	171,511
Other	32,401	846

Total interest income	15,542,936	8,009,112

Interest expense:
Deposits	3,959,893	1,681,577
Federal funds sold and securities sold under agreement
to repurchase	165,237	21,846
Other borrowed money	1,782,072	108,724

Total interest expense	5,907,202	1,812,147

Net interest income	9,635,734	6,196,965
Provision for loan losses	217,000	170,000

Net interest income after provision for loan losses	9,418,734	6,026,965

Non-interest income:
Deposit service charges	922,194	596,113
Mortgage origination fees	284,337	203,282
Gain on sale of securities	188,418	-
Other	756,614	422,296

Total non-interest income	2,151,563	1,221,691

Non-interest expense:
Salaries and employee benefits	4,663,773	2,764,684
Occupancy	567,745	318,053
Equipment	936,710	678,035
Marketing and public relations	255,800	235,066
Amortization of intangibles	446,056	133,585
Other	1,697,311	1,076,662

Total non-interest expense	8,567,395	5,206,085

Income before taxes	3,002,902	2,042,571
Income taxes	764,155	696,850

Net income	$2,238,747	$1,345,721

Basic earnings per common share	$0.79	$0.84

Diluted earnings per common share	$0.76	$0.80

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Interest Income:
Loans, including fees	$3,494,563	$2,160,088
Investment securities	1,897,386	597,951
Federal funds sold and securities purchased
under resale agreements	32,801	80,582
Other	9,386	11,690

Total interest income	5,434,136	2,850,311

Interest expense:
Deposits	1,507,203	620,465
Federal funds sold and securities sold under
agreement to repurchase	81,600	9,467
Other borrowed money	638,939	53,314

Total interest expense	2,227,742	683,246

Net interest income	3,206,394	2,167,065
Provision for loan losses	79,000	40,000

Net interest income after provision for loan losses	3,127,394	2,127,065

Non-interest income:
Deposit service charges	335,735	199,838
Mortgage origination fees	113,552	70,855
Other	332,301	149,702

Total non-interest income	781,588	420,395

Non-interest expense:
Salaries and employee benefits	1,633,433	965,274
Occupancy	195,369	110,186
Equipment	285,643	232,636
Marketing and public relations	84,636	54,292
Amortization of intangibles	148,685	44,528
Other	566,433	393,222

Total non-interest expense	2,914,199	1,800,138

Income before tax	994,783	747,322
Income tax	243,125	254,050

Net income	$751,658	$493,272

Basic earnings per common share	$0.26	$0.31

Diluted earnings per common share	$0.25	$0.29

FIRST COMMUNITY CORPORATION
Statement of Changes in Shareholder’s Equity and Comprehensive Income (Loss)
Nine Months ended September 30, 2005 and September 30, 2004

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (loss)	Total

Balance, December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814
Comprehensive Income:
Net income				1 ,345,721		1,345,721
Accumulated other
comprehensive income net of
income tax of $752					1,398	1,398

Total comprehensive income						1,347,119

Cash dividend ($0.15 per share)				(240,901)		(240,901)
Options exercised	14,409	14,409	106,048			120,457
Dividend reinvestment plan	4,630	4,630	96,894			101,524

Balance, September 30, 2004	1,616,263	$1,616,263	$13,065,657	$6,014,562	$140,531	$20,837,013

Balance, December 31, 2004	2,788,902	$2,788,902	$41,832,090	$6,712,849	$(871,152)	$50,462,689
Comprehensive Income:
Net income				2,238,747		2,238,747
Accumulated other
comprehensive loss net of
income tax benefit of $960,600					(1,783,977)
Less: reclassification
adjustment for gains included
in net income, net of tax
of $65,946					(122,472)

Other comprehensive loss					(1,906,449)	(1,906,449)

Total comprehensive income						332,298

Dividends paid ($0.15 per share)				(423,084)		(423,084)
Options exercised	47,595	47,595	361,064	-		408,659
Dividend reinvestment plan	5,231	5,231	91,623			96,854

Balance, September 30, 2005	2,841,728	$2,841,728	$42,284,777	$8,528,512	$(2,777,601)	$50,877,416

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,238,747	$1,345,721
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	729,009	533,968
Premium amortization (Discount accretion)	(121,339)	53,008
Amortization of intangibles	446,055	133,585
Provision for loan losses	217,000	170,000
Gain on sale of securities	(188,418)	-
Gain on sale of equipment	-	(19,937)
Gain on sale of real estate	(26,121)	-
Increase in other assets	(563,880)	(541,372)
Increase (decrease) in accounts payable	360,406	(9,402)

Net cash provided by operating activities	3,091,459	1,665,571

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(50,292,052)	(35,190,340)
Maturity of investment securities available-for-sale	21,784,662	23,514,129
Proceeds from sale of securities available-for-sale	39,071,729	-
Purchase of investment securities held-to-maturity	(50,000)	(408,225)
Maturity of investment securities held-to-maturity	325,000	-
Increase in loans	(24,706,018)	(11,822,426)
Proceeds from sale of equipment	-	22,000
Proceeds from sale of real estate	95,621
Purchase of property and equipment	(1,240,429)	(1,877,792)

Net cash used in investing activities	(15,011,487)	(25,762,654)

Cash flows from financing activities:
Increase (decrease) in deposit accounts	(1,228,339)	29,394,357
Proceeds from the issuance of long term debt	-	15,000,000
Increase (decrease) in securities sold under agreements to repurchase	5,311,800	2,329,100
Increase (decrease) in other borrowings	(24,913)	(24,070)
Advances from the Federal Home Loan Bank	19,580,000	-
Repayment of Advances from the Federal Home Loan Bank	(16,108,472)	(1,000,000)
Proceeds from exercise of stock options	408,659	120,457
Cash dividends paid	(423,084)	(240,901)
Dividend reinvestment plan	96,854	101,524

Net cash provided from financing activities	7,612,505	45,680,467

Net increase (decrease) in cash and cash equivalents	(4,307,523)	21,583,384
Cash and cash equivalents at beginning
of period	19,325,645	26,483,199

Cash and cash equivalents at end of period	$15,018,122	$48,066,583

Supplemental disclosure:
Cash paid during the period for:
Interest	$5,482,043	$1,777,424
Taxes	$195,000	$630,000
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(2,932,995)	$2,150

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the company”), present fairly in all material respects the company’s financial position at September 30, 2005 and December 31, 2004, the company’s results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the company’s 2004 Annual Report on Form 10-KSB should be referred to in connection with these unaudited interim financial statements. As of December 31, 2004, the company no longer met the requirements to qualify as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).  All reports of the company, beginning with the Form 10-Q for the quarter ended March 31, 2005, are presented in accordance with Regulation S-K.  The company, however, is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  As a result, the company qualifies for the extended compliance period with respect the accountants report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No.2.

Note 2 – Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator (Included in basic and
diluted earnings per share)	$2,238,747	$1,345,721	$751,658	$493,272

Denominator
Weighted average common shares
outstanding for:
Basic earnings per share	2,830,055	1,606,390	2,840,814	1,614,962
Dilutive securities:
Stock options - Treasury
stock method	134,910	74,163	130,089	71,767

Diluted earnings per share	2,964,965	1,680,553	2,970,903	1,686,729

The average market price used in
calculating assumed number of
Shares	$19.35	$22.08	$19.01	$21.24

Note 3 – Stock Based Compensation

The company has stock based compensation plans as of September 30, 2005. The accounting for the plan is based on Accounting Principles Board Opinion No. #25 (APB 25). Accordingly, no compensation cost has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standard No. 123 ” Accounting for Stock Based Compensation,” (SFAS 123) the company has elected to provide the disclosure-only option provided for by SFAS 123.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$2,238,747	$1,345,721	$751,658	$493,272
Less: Stock based compensation
using fair value method (net
of tax)	96,269	2,413	32,090	850

Pro forma net income	$2,142,478	$1,343,308	$719,568	$492,422

Basic earnings per share
As reported	0.79	0.84	0.26	0.31
Pro forma	0.76	0.84	0.25	0.31
Diluted earnings per share
As reported	0.76	0.80	0.25	0.29
Pro forma	0.72	0.80	0.24	0.29

Note 4 – Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The company has evaluated the impact of this pronouncement on net income based on options granted through September 30, 2005. It is estimated that the compensation expense recognized will have a net of income tax effect of approximately $80,000 in 2006, $49,000 in 2007 and $30,000 in 2008. This does not include the impact of any future grants.

In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer or business combination if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits the carry over or creation of valuation allowances in the initial accounting of all loans acquired that are within the scope of the SOP. SOP No. 03-3 is effective for loans acquired in years beginning after December 15, 2004, with early adoption encouraged. SOP 03-3 is not expected to have a material impact on the Company’s results of operations or financial condition. The impact of SOP No. 03-3 will be meaningful if in the future the Company enters into a business combination with a financial institution and/or acquires a future loan portfolio.

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which sets aside the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1. The FASB has indicated that new measurement and recognition guidance will not be issued. A new FSP FAS 115-1 and FAS 124-1, was issued on November 3, 2005 clarifying existing guidance. The Company expects that adoption of the effective provisions of EITF Issue No. 03-1 will not have a material impact on its financial statements and is in the process of evaluating clarifying guidance included in the FSP FAS 115-1 and FAS 124-1.

Note 5 – Significant Contract

On June 28, 2005 the Bank entered into a construction contract to have a 27,000 square foot administrative center built for approximately $3.4 million. The administrative center will provide the needed space for deposit and loan operations as well as other administrative functions. The total cost including furniture and equipment is estimated to be $4.3 million.

Part I.
Item 2.   Management’s Discussion and Analysis

        This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in the forward-looking statements, as they will depend on many factors, which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risk and uncertainties include but are not limited to:

-	significant increases in competitive pressure in the banking and financial services industries;

-	difficulties in managing our growth and effectively integrating the operations of DutchFork Bancshares following our merger in 2004;

-	changes in the interest rate environment which could reduce anticipated or actual margins and cause losses in our securities portfolio;

-	changes in political conditions or the legislative or regulatory environment;

-	the level of allowance for loan loss;

-	the rate of delinquencies and amounts of charge-offs;

-	the rate of loan growth;

-	adverse changes in asset quality and resulting credit risk-related losses and expenses;

-	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

-	changes occurring in business conditions and inflation;

-	changes in technology;

-	changes in monetary and tax policies;

-	changes in securities markets;

-	loss of consumer confidence and economic disruptions resulting from terrorist activities; and

-	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

        The following discussion describes the our results of operations for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 as well as results for the nine months ended September 30, 2005 and 2004, and also analyzes our financial condition as of September 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

The company’s results for the nine and three months ended September 30, 2005 reflect the merger of First Community Corporation and the former DutchFork Bancshares, Inc. which closed on October 1, 2004. The merger was accounted for in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Periods prior to October 1, 2004 do not include the effect of the merger and, as a result, the nine and three months ended September 30, 2004 do not reflect any results from the former DutchFork Bancshares.

Net Income

The company’s net income for the nine months ended September 30, 2005 was $2.2 million, or $.76 diluted earnings per share, as compared to $1.3 million or $.80 diluted earnings per share, for the nine months ended September 30, 2004. The increase in net income is primarily due an increase in net interest income due to additional earning assets from the DutchFork merger as well as organic growth in the offices that existed prior to the merger. Average earning assets were $390.4 million during the nine months ended September 30, 2005 as compared to $208.5 million during the nine months ended September 30, 2004. The increase in average earning assets resulted in an increase in net interest income of $3.4 million in the first nine months of 2005 as compared to the first nine months of 2004. In addition, non-interest income increased $930,000 in the first nine months of 2005 as compared to the first nine months of 2004 largely due to the addition of the former DutchFork Bancshares. In addition, there were gains on the sale of securities available-for-sale in the amount of $188,000 in the first nine months of 2005 and none during the same period of 2004.

The table on page 21shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2005 and 2004, along with average balances and the related interest income and interest expense amounts.

Net interest income was $9.6 million for the nine months ended September 30, 2005 as compared to $6.2 million for the nine months ended September 30, 2004. This again was primarily due to the increase in the level of earning assets. The yield on earning assets increased by 19 basis points due to increasing rates during the first nine months of 2005 offset by a change in the mix of the portfolios. The investment portfolio and short term investments represented 49.4% of the interest earning assets in the nine months ended September 30, 2005 as compared to 38.5% during the comparable period in 2004. This change in the mix of the earning asset portfolio is primarily a result of the size of the investment portfolio we acquired in the DutchFork merger as well as our restructuring of this investment portfolio during the fourth quarter of 2004 and during the first three months of 2005. The objective of the restructuring was to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher then yields on other types of earning assets and thus one of the company’s goals continues to be to grow the loan portfolio as a percentage of earning assets. It is believed that the restructuring of the investment portfolio provides the necessary cash flow to meet the objective of growing the loan portfolio.

The yield on earning assets for the nine months ended September 30, 2005 and 2004 was 5.32% and 5.13%, respectively. The cost of interest-bearing liabilities during the first nine months of 2005 was 2.25% as compared to 1.47% in the same period of 2004. The increase in the cost of interest-bearing liabilities was a result of increasing interest rates during the first nine months of 2005 as well as having larger percentage of borrowed funds as a total of interest–bearing funding sources in the nine months of 2005 as compared to the same period in 2004. The net interest margin was 3.30% for the nine months ended September 30, 2005 as compared to 3.97% during the nine months ended September 30, 2004. On a fully taxable equivalent basis, the net interest margin was 3.44% and 4.02% for the nine months ended September 30, 2005 and 2004, respectively.

Provision and Allowance for Loan Losses

At September 30, 2005, the allowance for loan losses amounted to $2.7 million, or 1.29% of total loans, as compared to $2.8 million, or 1.48% of total loans, at December 31, 2004. The company’s provision for loan loss was $217,000 for the nine months ended September 30, 2005 as compared to $170,000 for the nine months ended September 30, 2004. The provision was made based on management’s assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review, board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

Management performs an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.

There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At September 30, 2005 the company had $19,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $291,000 that were delinquent 30 days to 89 days. The company had two loans in a nonaccrual status in the amount of $14,000 at September 30, 2005. Management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. Management has identified five classified loans totaling $200,000 that are not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses

	Nine Month Ended
(Dollars in thousands)	September 30,
	2005	2004
Average loans outstanding	$197,473	$128,169

Loans outstanding at period end	$211,052	$132,814

Non-performing assets:
Nonaccrual loans	$14	$132
Loans 90 days past due still accruing	19	-

Foreclosed real estate	676	-

Total non-performing loans	$709	$132

Beginning balance of allowance	$2,764	$1,705
Loans charged-off:
1-4 family residential mortgage	274	-
Non-residential real estate	21	-
Home equity	-	-
Commercial	36	93
Installment & credit card	37	6

Total loans charged-off	368	99

Recoveries:
1-4 family residential mortgage	-	-
Non-residential real estate	9	-
Home equity	-	-
Commercial	71	65
Installment & credit card	22	17

Total recoveries	102	82

Net loan charge offs	266	17

Provision for loan losses	217	170

Balance at period end	$2,715	$1,858

Net charge -offs to average loans	0.14%	0.01%
Allowance as percent of total loans	1.29%	1.40%
Non-performing assets as % of total assets	0.15%	0.09%
Allowance as % of non-performing loans	8,227.3%	1,407.6%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2005		December 31, 2004
		% of		% of
		loans in		loans in
	Amount	category	Amount	category
Commercial, Financial
and Agricultural	$647	9.5%	$1,215	10.2%
Real Estate - Construction	452	9.1%	13	4.3%
Real Estate:
Commercial	890	50.1%	780	51.8%
Residential	373	17.4%	228	19.0%
Consumer	125	13.9%	89	14.7%
Unallocated	228	N/A	439	N/A

Total	$2,715	100.0%	$2,764	100.0%

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

Non-interest Income and Expense

Non-interest income during the first nine months of 2005 was $2.2 million as compared to $1.2 million during the same period in 2004. The growth in non-interest income consisted of increases during the nine month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 in each of the following categories: deposit service charges of $326,000, mortgage origination fees of $81,000, gain on the sale of securities of $188,000 and other non interest income of $335,000. The increase in deposit service charges resulted from organic growth in deposit accounts as well as the growth resulting from the DutchFork merger. Mortgage origination fees increased due to the continued low rate environment as well as continued emphasis on this source of revenue. During the first nine months of 2005, the company added two additional mortgage originators for a total of four originators. Continued rising interest rates could result in this source of income leveling off or declining in future periods. During the first nine months of 2005, the company realized gains on the sale of securities in the amount of $188,000, with $181,000 realized in the first quarter of 2005. Subsequent to the merger with DutchFork, management began restructuring the combined investment portfolio. This restructuring continued into the first quarter of 2005. Although the portfolio acquired from DutchFork had a large percentage of investments with variable interest rates, the investments did not provide significant cash flow. The objective of the restructuring was to shorten the maturity and purchase investments that provide ongoing cash flow. Management will continue to take advantage of opportunities to restructure portions of the portfolio, but it is not anticipated that the volume of sales that the company experienced in the fourth quarter of 2004 and the first quarter of 2005 will continue. The increase in other non interest income of $335,000 during the nine months of 2005 as compared to the same period in 2004 is primarily a result of the merger with DutchFork in October 2004 and the inclusion of non-interest income for the three new offices acquired in the merger.

Total non-interest expense increased by $3.4 million during the first nine months of 2005 as compared to the same period of 2004. The DutchFork acquisition added three new offices and approximately 32 additional employees. In addition, the bank opened a new banking office in April 2004 and February 2005. The increases in all non-interest expense categories are primarily a result of the merger as well as these de-novo branch expansions. Salaries and employee benefits increased $1.9 million in the first nine months of 2005 as compared to the same period in 2004. At September 30, 2005, the company had approximately 121 full time equivalent employees as compared to 76 full time equivalent employees at September 30, 2004. Occupancy expense increased $250,000 in the first nine months of 2005 as compared to the same period in 2004. The three offices acquired in the merger and the two de-novo office expansions account for this increase. Equipment expense increased to

$937,000 in the first nine months of 2005 as compared to $678,000 in the first nine months of 2004. This increase resulted from the additional equipment acquired as a result of the additional branches as well as upgrades to certain item processing hardware and software needed to process the higher volume of activity subsequent to the DutchFork merger. Expense related to amortization of intangibles increased from $134,000 in the first nine months of 2004 to $446,000 in the comparable period in 2005. The core deposit intangible acquired in the DutchFork acquisition amounted to $2.9 million and is being amortized on a straight-line basis over seven years. The amortization in the first nine months of 2004 relates to core deposit premium acquired in a branch acquisition in 2001. Prior core deposit premium is also amortized on a straight-line basis over seven years. There was a $620,000 increase in other expenses in the first six months of 2005 as compared to the same period in 2004. All components of other expense increased due to the significant growth the company experienced as a result of the merger with DutchFork.

The following is a summary of the components of the other category of non-interest expense:

(In thousands)	Nine months ended
	September 30,
	2005	2004

Data processing	$147	$73
Supplies	183	132
Telephone	212	141
Correspondent services	125	93
Insurance	181	106
Postage	118	75
Professional fees	269	108
Other	462	349

	$1,697	$1,077

Comparison of Results of Operations for Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Net income for the third quarter of 2005 was $752,000, or $0.25 per diluted share, as compared to $493,000, or $0.29 per diluted share during the comparable period in 2004. Net interest income increased by $1.0 million for the three months ended September 30, 2005 from $2.2 million in 2004 to $3.2 million in 2005. The increase in net interest income is primarily due to the addition of the former DutchFork Bancshares. Average earning assets were $396.8 million during the third quarter of 2005 as compared to $224.4 million during the third quarter of 2004. The table on page 23 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2005 and 2004, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased to 5.43% in the third quarter of 2005 as compared to 5.05% in the third quarter of 2004. The cost of interest bearing liabilities was 2.50% in third quarter of 2005 as compared to 1.51% in the third quarter of 2004.

Non-interest income increased by $362,000 from $420,000 for the three months ended September 30, 2004 to $782,000 in the same period of 2005. Deposit service charges increased by $136,000, mortgage loan fees increased by $43,000 and other income increased $183,000 in the three months ended September 30, 2005 as compared to the same period in 2004. As previously discussed, the addition of the three former DutchFork branches and the two de-novo branch expansions are the significant contributors to the increases in each of these non-interest income categories. The increase in mortgage origination fees of $43,000 in the third quarter of 2005 is a result of increasing the number of mortgage originators as previously discussed and the continued low mortgage loan rate environment. In the three months ended September 30, 2005 other income includes a gain on the sale of other real estate in the amount of $26,000. In addition, other income includes a $15,000 increase in the value of the interest rate contract discussed under “Market Risk Management” below.

Total non-interest expense increased by $1.1 million in the third quarter of 2005 as compared to the same quarter of 2004. This increase is the result of a $668,000 increase in salary and benefits expense, an $85,000 increase in occupancy expense, a $53,000 increase in equipment expense, a $104,000 increase in amortization of intangibles and a $173,000 increase in other expenses. All of these increases are primarily a result of the company’s merger with DutchFork Bancshares on October 1, 2004.

Financial Position

Assets totaled $463.5 million at September 30, 2005 as compared to $455.7 million at December 31, 2004, an increase of $7.8 million, or 1.7%. At September 30, 2005, loans accounted for 53.0% of earning assets, as compared to 47.6% at December 31, 2004. Loans grew by $24.3 million during the nine months ended September 30, 2005 from $186.8 million at December 31, 2004 to $211.1 million at September 30, 2005. The loan to deposit ratio at September 30, 2005 was 62.8% as compared to 55.4% at December 31, 2004. In evaluating the merger with DutchFork, management considered the need to leverage the existing deposit base in the Newberry County market through quality growth of the loan portfolio. The growth of the loan portfolio both in total dollars and as a percentage of total earning assets will continue to be a major focus throughout 2005 and thereafter. It is anticipated that this ratio will continue to increase as management continues to emphasize investing more of its assets in the higher earning loan portfolio as compared to the investment portfolio. Deposits decreased $1.3 million from $337.1 million at December 31, 2004 to $335.8 million at September 30, 2005. Investments securities decreased $13.8 million from $196.0 million at December 31, 2004 to $182.2 million at September 30, 2005. The decrease in the portfolio was used to fund loan growth and reflects additional unrealized losses in the available-for-sale portfolio resulting from rising interest rates. As previously discussed, during the first quarter of 2005, the company continued restructuring portions of the combined investment portfolio.

        The following table shows the composition of the loan portfolio by category:

(In thousands)	September 30,		December 31,
	2005		2004
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$20,005	9.5%	$19,001	10.2%
Real estate:
Construction	19,195	9.1%	8,066	4.3%
Mortgage - residential	36,764	17.4%	35,438	19.0%
Mortgage - commercial	105,777	50.1%	96,811	51.8%
Consumer	29,311	13.9%	27,455	14.7%

Total gross loans	211,052	100.0%	186,771	100.0%

Allowance for loan losses	(2,715)		(2,764)

Total net loans	$208,337		$184,007

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

A monitoring technique employed by the ALCO is the measurement of the company’s interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability simulation modeling is performed by the company to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis nor asset/liability modeling is a precise indicator of the interest sensitivity position of the company due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities. The company’s gap analysis indicates a slight asset sensitive position over the one and two year lives of the portfolio. For a twelve month period, the gap analysis indicates an asset sensitive position as of September 30, 2005 of $5.8 million. The company’s gap analysis and simulation modeling are not precise indicators of its interest sensitivity position. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities. Through simulation modeling, management monitors the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next twelve months.

During the quarter ended September 30, 2005, the company entered into an interest rate cap agreement with a notional amount of $10.0 million expiring on September 1, 2009. The cap rate of interest is 4.50% and the index is the three month LIBOR. The agreement was entered into to protect assets and liabilities from the negative effects of increasing interest rates. The agreement provides for a payment to the bank of the difference between the cap rate of interest and the market rate of interest. The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank’s exposure to market risk of loss is limited to the market value of the cap. At September 30, 2005, the market value of this cap was $170,000. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The bank has not received any payments under the terms of the contract. During the three months ended September 30, 2005, the bank recognized $15,000 in other income to reflect the increase in the value of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2004 over the next twelve months.

Net Interest Income Sensitivity

Change in
short-term	September	June 30,	March 31,	December
interest rates	30, 2005	2005	2005	31, 2004

+200bp	+ 0.81%	- 0.98%	+ 1.76%	+ .56%
+100bp	+ 0.59%	- 0.22%	+ 1.05%	+ 0.96%
Flat	-	-	-	-
-100bp	- 4.14%	- 6.19%	- 4.31%	- 6.44%
-200bp	-10.52%	- 13.33%	- 11.69%	- 14.33%

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

The company also performs a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2005, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 8.92% as compared to 8.64%, 6.4% and 6.5% at June 30 2005, March 31, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

The company’s liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represented 39.2% of total assets at September 30, 2005. Management believes that the company’s existing stable base of core deposits along with continued growth in this deposit base will enable the company to meet its long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. The company monitors closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 2005, the amount of certificates of deposits of $100,000 or more represented 16.5% of total deposits. These deposits are issued to local customers, many of which have other product relationships with the bank and none are brokered deposits.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued commitments to extend credit of $39.8 million, including $18.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Management is not aware of any trends, events or uncertainties that may result in a significant adverse effect on the company’s liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the company’s liquidity position in a relatively short period of time.

With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, and the acquisition of DutchFork in October 2004, the company has maintained a high level of liquidity and adequate capital, along with continued retained earnings, which we believe will be sufficient to fund the operations of the bank for at least the next 12 months. The company’s management anticipates that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 11.0% of total assets at September 30, 2005 and 11.1% at December 31, 2004. The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.8%, 12.7% and 8.1%, respectively at September 30, 2005 as compared to 11.5%, 12.4% and 7.6%, respectively at December 31, 2004. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.9%, 14.7% and 9.0% respectively at September 30, 2005 as compared to 12.9%, 13.9% and 8.5%, respectively at December 31, 2004. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rateson
Average Interest-Bearing Liabilities

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$197,472,650	$9,787,455	6.63%	$128,169,441	$6,195,367	6.46%
Securities:	185,804,960	5,583,709	4.02%	59,582,548	1,641,388	3.68%

Other short-term investments	7,144,749	171,772	3.21%	20,740,903	172,357	1.11%

Total earning assets	390,422,359	15,542,936	5.32%	208,492,892	8,009,112	5.13%

Cash and due from banks	10,975,626			7,539,865
Premises and equipment	14,469,451			8,644,844
Other assets	42,564,545			2,391,006
Allowance for loan losses	(2,786,422)			(1,791,419)

Total assets	$455,645,559			$225,277,188

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$54,803,595	127,191	0.31%	$30,326,011	69,003	0.30%
Money market accounts	39,228,872	476,423	1.62%	25,046,430	162,847	0.87%
Savings deposits	32,325,979	158,584	0.66%	16,480,517	87,897	0.71%
Time deposits	156,117,554	3,197,695	2.74%	81,977,487	1,361,830	2.22%
Other borrowings	68,964,050	1,947,309	3.78%	11,154,377	130,570	1.56%

Total interest-bearing liabilities	351,440,050	5,907,202	2.25%	164,984,822	1,812,147	1.47%

Demand deposits	51,483,747			39,163,192
Other liabilities	2,302,760			1,091,236
Shareholders' equity	50,419,002			20,037,938

Total liabilities and shareholders' equity	$455,645,559			$225,277,188

Net interest spread			3.08%			3.66%
Net interest income/margin		$9,635,734	3.30%		$6,196,965	3.97%

Net interest income/margin FTE basis		$10,056,184	3.44%		$6,272,728	4.02%

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$207,180,167	$3,494,563	6.69%	$130,670,938	$2,160,088	6.58%
Securities:	185,823,615	1,897,386	4.05%	66,703,709	597,951	3.57%

Other short-term investments	3,822,257	42,187	4.38%	27,023,579	92,272	1.35%

Total earning assets	396,826,039	5,434,136	5.43%	224,398,226	2,850,311	5.05%

Cash and due from banks	9,617,818			8,168,020
Premises and equipment	14,562,615			9,042,309
Other assets	42,653,026			2,591,777
Allowance for loan losses	(2,683,149)			(1,817,980)

Total assets	$460,976,349			$242,382,352

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$53,606,251	44,662	0.33%	$31,739,670	25,275	0.32%
Money market accounts	37,170,186	174,865	1.87%	28,152,770	67,458	0.95%
Savings deposits	31,744,509	53,311	0.67%	21,180,330	43,598	0.82%
Time deposits	157,033,744	1,234,365	3.12%	85,200,549	484,134	2.26%
Other borrowings	73,668,277	720,539	3.88%	13,363,928	62,781	1.87%

Total interest-bearing liabilities	353,222,967	2,227,742	2.50%	179,637,247	683,246	1.51%

Demand deposits	54,509,448			41,269,500
Other liabilities	2,615,144			1,148,827
Shareholders' equity	50,628,790			20,326,778

Total liabilities and shareholders' equity	$460,976,349			$242,382,352

Net interest spread			2.93%			3.54%
Net interest income/margin		$3,206,394	3.21%		$2,167,065	3.84%

Net interest income/margin FTE basis		$3,343,519	3.34%		$2,192,787	3.89%

PART I

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Please refer to “Market Risk Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                 Not Applicable

Item 3.     Defaults Upon Senior Securities.

                  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

                 There were no matters submitted to a vote of security holders during the three months ended September 30, 2005.

Item 5.     Other Information.

                  None

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

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: November 14, 2005	By: /s/ Michael C. Crapps
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