Form 10-K
period 2005-12-31
FIRST COMMUNITY CORP /SC/
filed 2006-03-15
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
Or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to

Commission file number: 000-28344

First Community Corporation
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Sunset Blvd., Lexington, South Carolina	29072
(Address of principal executive offices)	(Zip Code)

803-951-2265
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value per share	The NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Se definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45,198,756 based on the closing sale price of $18.24 on June 30, 2005, as reported on The NASDAQ Capital Market

2,874,192 shares of the issuer’s common stock were issued and outstanding as of March 1, 2006.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders                                                                                       Part III (Portions of Items 10-14)
to be held on May 17, 2006.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

•	the businesses of First Community and DeKalb Bankshares may not be integrated successfully or such integration may take longer to accomplish than expected;
•	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;
•	disruption from the merger may make it more difficult to maintain relationships with customers, employees, or suppliers;
•	the required governmental approvals of the merger may not be obtained on the proposed terms and schedule;
•	DeKalb shareholders may not approve the merger;
•	changes in economic conditions;
•	movements in interest rates;
•	competitive pressures on product pricing and services;
•	success and timing of other business strategies;
•	the nature, extent, and timing of governmental actions and reforms; and
•	extended disruption of vital infrastructure

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

Pending Merger

On January 19, 2006, we entered into an agreement and plan of merger with DeKalb Bankshares, Inc., the parent holding company for The Bank of Camden. Pursuant to the merger agreement, DeKalb will be merged with and into First Community Corporation and The Bank of Camden will be merged with and into First Community Bank. Each share of DeKalb common stock will be converted into the right to receive $3.875 in cash and 0.60705 shares of our common stock. Assuming no DeKalb shareholders exercise dissenters’ rights, and assuming the total number of outstanding shares of DeKalb common stock immediately prior to the effective time is 610,139, we will issue an aggregate of 370,384 shares of stock and $2,364,289 in cash. The boards of directors of both parties have approved the merger agreement, and the merger agreement and the transactions contemplated thereby are subject to the approval of the shareholders DeKalb, regulatory approvals, and other customary closing conditions.

General

First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995.  On October 1, 2004, we consummated our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank.  We engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, and Newberry (two). We offer a wide-

range of traditional banking products and services for professionals and small- to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services.  We also offer online banking to our customers.  Our stock trades on The NASDAQ Capital Market under the symbol FCCO.

As of December 31, 2004, the company no longer met the requirements to qualify as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”). All reports of the company, beginning with the Form 10-Q for the quarter ended March 31, 2005, are presented in accordance with Regulation S-K.  The company, however, is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  As a result, the company qualifies for the extended compliance period with respect the accountants report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No. 2.

Location and Service Area

The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, and Newberry counties of South Carolina and the surrounding areas.

Richland County, Lexington County and Newberry County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between Richland and Lexington counties.  Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service.  According to the U. S. Census Bureau, Richland, Lexington and Newberry Counties, which include the primary service areas for the existing eleven sites of the bank, had estimated populations in 2004 of 334,609, 231,057 and 37,209, respectively.

The principal components of the economy within our market area are service industries, government, and wholesale and retail trade.  The largest employers in the area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation.  The area has experienced steady growth over the past 10 years and we expect that the area, as well as the service industry needed to support it, will to continue to grow.  For 2003, Richland, Lexington and Newberry Counties had estimated median household incomes of $39,737, $45,677 and $33,137, respectively, compared to $38,003 for South Carolina as a whole.

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

We also offer a full range of commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.  Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.  We also make real estate construction and acquisition loans.  We originate fixed and variable rate mortgage loans in the name of a third party which, are sold into the secondary market.  Our lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral.  We may not make any loans to any director, officer, employee, or 10% shareholder of the company or the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

Competition

The banking business is highly competitive.  We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington and Newberry Counties and elsewhere.  As of June 30, 2005, there were 19 financial institutions operating approximately 166 offices in Lexington, Richland and Newberry Counties.  The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.  Size gives larger banks certain advantages in competing for business from large corporations.  These advantages include higher lending limits and the ability to offers services in other areas of South Carolina.  As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals.  We believe we have competed effectively in this market by offering quality and personal service.

Employees

As of December 31, 2005, we had 123 full-time employees. We believe that our relations with our employees are good.

SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. This law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

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

This new legislation will likely continue to effect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  Our common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

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

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “- First Community Bank, N.A. - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends will be subject to regulatory restrictions as described below in “- First Community Bank, N.A. - Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  This regulation limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.” The new definition will include bank holding companies with less than $500 million in total assets. Bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The new rule will be effective on March 30, 2006. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a "material" amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies, and both our bank and our holding company would be considered “well capitalized” under these guidelines.

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

Item 1A. Risk Factors

We cannot guarantee the consummation of our contemplated merger with DeKalb Bankshares, and if we do not complete the merger our results of operations and financial condition will be adversely affected.

We will not be able to consummate the merger without the approval of certain state and federal regulatory agencies and the shareholders of DeKalb. Accordingly, we can give no assurances that those approvals will be obtained or that the acquisition will be completed. If we do not consummate the merger, our results of operations and financial condition will be adversely affected due to the costs we have incurred and time we have spent in preparing for the merger.

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

Due to the rapid growth of our bank over the past several years, a substantial portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio has grown substantially, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Lexington, Richland, and Newberry Counties and the surrounding areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market of Lexington, Richland, and Newberry Counties and the surrounding area.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If an economic downturn occurs in the economy as a whole, or in Lexington, Richland, or Newberry Counties and the surrounding area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004.  At December 31, 2005, we anticipate that our balance sheet is currently structured so that net income is not materially impacted in a rising interest rate environment. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

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

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  To comply with the Sarbanes-Oxley Act, we have previously hired outside consultant to assist with our internal audit and internal control functions. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

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

We will face risks with respect to expansion through acquisitions or mergers.

Our acquisition of DeKalb Bankshares and The Bank of Camden is currently pending. If the merger is completed, we face a risk that the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes, or that disruption from the merger may make it more difficult to maintain relationships with our or DeKalb’s customers, employees, or suppliers. In addition, from time to time we may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

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

Item 1B. Unresolved SEC Staff Comments.

None.

Item 2. Description of Property.

Lexington Property. The principal place of business of both the company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072.  The site of the bank’s main office is a 2.29 acre plot of land.  The site was purchased for $576,000.  We are operating in an 8,500 square foot facility located on this site.  In October 2000, the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300,000 for future expansion.  This site was designed to allow for 24,000 to 48,000 square foot facility at some future date. The bank has begun construction of a 28,000 square foot administrative center on the additional 2.0 acres. The total construction cost for the building is approximately $3.4 million. At December 31, 2005 the company had disbursed approximately $1.4 million under the terms of the contract. It is anticipated the facility will be completed in July 2006.

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

Chapin Office. We operate a branch office facility at 137 Amicks Ferry Rd., Chapin, South Carolina 29036. The facility is approximately 2,200 square feet and is located on a three acre lot.  The total cost of the facility and land was approximately $695,000. The bank has entered into a contract to build a 3,000 square foot facility on the same property to replace the existing 2,200 square foot modular building. The total construction cost is approximately $650,000. At December 31, 2005 approximately $590,000 has been disbursed under the terms of the contract. The new facility was completed in February 2006.

Northeast Columbia. We operate a branch office facility at 9822 Two Notch Rd, Columbia, South Carolina 29223.  The facility is approximately 3,000 square feet and is located on a 1.0 acre lot.  The total cost of the facility and land was approximately $1.2 million.

College Street. We operate a branch office at 1323 College Street, Newberry, South Carolina 29108.  This banking office was acquired in connection with the DutchFork merger.  The banking facility is approximately 3,500 square feet and is located on a .65 acre lot.  The total cost of the facility and land was approximately $365,000.

Prosperity Property.  We operate a branch office at 101 N. Wheeler Avenue, Prosperity, South Carolina 29127.  This office was acquired in connection with the DutchFork merger.  The banking facility is approximately 1,300 square feet and is located on a .31 acre lot.  The total cost of the facility and land was approximately $175,000.

Wilson Road.  We operate a branch office at 1735 Wilson Road, Newberry, South Carolina 29108.  The banking office was acquired in connection with the DutchFork merger.  This banking facility is approximately 12,000 square feet and is located on a 1.56 acre lot.  Adjacent to the branch facility is a 13,000 square foot facility which was formerly utilized as the DutchFork operations center.  The total cost of the facility and land was approximately $3.3 million.

Redbank Property. We operate a branch office facility at 1449 Two Notch Road, Lexington, South Carolina 29073.  This branch opened for operation on February 3, 2005.  The facility is approximately 3,000 square feet and is located on a 1.0 acre lot.  The total cost of the facility and land was approximately $1.3 million.

Highway 219 Property.  A .61 acre lot located on highway 219 in Newberry County was acquired in connection with the DutchFork merger.  This lot may be used for a future branch location but no definitive plans have been made.  The cost of the lot was $430,000.

Item 3. Legal Proceedings.

Neither the company nor the bank is a party to, nor is any of their property the subject of, any material pending legal proceedings related to the business of the company or the bank.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of March 1, 2006, there were approximately 1,190 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of “FCCO.”  Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol “FCCO.OB.”  The following table sets forth the high and low sales price information as reported by NASDAQ in 2005 and 2004, and the dividends per share declared on our common stock in each such quarter.  All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends

2005
Quarter ended March 31, 2005	$21.75	$18.80	$0.05
Quarter ended June 30, 2005	$20.49	$17.75	$0.05
Quarter ended September 30, 2005	$20.45	$18.50	$0.05
Quarter ended December 31, 2005	$20.50	$18.45	$0.05
2004
Quarter ended March 31, 2004	$24.50	$21.75	$0.05
Quarter ended June 30, 2004	$24.00	$20.50	$0.05
Quarter ended September 30, 2004	$22.97	$20.00	$0.05
Quarter ended December 31, 2004	$20.70	$18.30	$0.05

We expect comparable dividends to be paid to the shareholders for the foreseeable future.  Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of our subsidiary bank to pay dividends to us. As a national bank, our bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  At December 31, 2005, the bank had $6.3 million free of these restrictions.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6. Selected Financial Data

First Community Corporation
Selected Financial Data

(Amounts in thousands, except per share data)
	Year ended December 31,
	2005	2004	2003	2002	2001

Operations Statement Data:
Net interest income	$12,994	$9,596	$7,648	$7,044		$5,523
Provision for loan losses	329	245	167	677		407
Non-interest income	3,298	1,774	1,440	1,232		938
Non-interest expense	11,838	7,977	6,158	5,377		4,381
Income taxes	1,032	963	965	758		569
Net income	$3,093	$2,185	$1,797	$1,464		$1,104
Per Share Data:
Net income diluted (1)	$1.04	$1.09	$1.08	$0.90	$	$ $ 0.68
Cash dividends	.20	0.20	0.19	0.12		-
Book value at period end (1)	17.82	18.09	12.21	11.61		10.56
Tangible book value at period end (1)	8.34	8.19	11.74	11.02		9.85
Balance Sheet Data:
Total assets	$467,455	$455,706	$215,029	$195,201		$156,555
Loans, net	221,668	184,007	119,304	98,466		86,518
Securities	176,372	196,026	58,954	69,785		46,366
Deposits	349,604	337,064	185,259	168,062		134,402
Shareholders' equity	50,767	50,463	19,509	18,439		16,776
Average shares outstanding (1)	2,847	1,903	1,590	1,588		1,585
Performance Ratios:
Return on average assets	0.67%	0.76%	0.88%	0.82%		0.77%
Return on average equity	6.12%	8.00%	9.49%	8.35%		8.00%
Return on average tangible equity	13.33%	10.39%	9.94%	8.87%		7.40%
Net interest margin	3.30%	3.72%	4.02%	4.26%		4.19%
Dividend payout ratio	18.35%	17.39%	16.81%	13.04%		N/A
Asset Quality Ratios:
Allowance for loan losses to period
end total loans	1.22%	1.48%	1.41%	1.53%		1.14%
Allowance for loan losses to
non-performing assets	487.48%	2,291.34%	2,123.60%	1,059.24%		247.00%
Non-performing assets to total assets	.12%	.03%	.04%	.07%		0.26%
Net charge-offs (recoveries) to average loans	.19%	.13%	(.01%)	.16%		0.35%
Capital and Liquidity Ratios:
Tier 1 risk-based capital	13.24%	12.91%	13.21%	14.03%		14.90%
Total risk-based capital	14.12%	13.86%	14.42%	15.28%		15.90%
Leverage ratio	9.29%	8.51%	8.87%	8.77%		10.00%
Equity to assets ratio	10.86%	9.60%	9.07%	9.45%		10.72%
Average loans to average deposits	59.81%	61.00%	63.33%	60.71%		68.66%

(1) Adjusted for the June 30, 2001 5% stock dividend and the February 28, 2002 5-for-4 stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Community Corporation is a one bank holding company headquartered in Lexington, South Carolina. We operate from our main office in Lexington, South Carolina and our 11 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, and Newberry (two).  During the fourth quarter of 2004, we completed our first acquisition of another financial institution when we merged with DutchFork Bancshares, Inc., the holding company for Newberry Federal Savings Bank. The merger added three offices in Newberry County. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

During 2005, we continued to implement our strategy to fully leverage the DutchFork acquisition. We experienced significant loan growth of 18.7%, or $34.9 million. This was particularly important since in planning the merger with DutchFork management considered the need to leverage the existing deposit base in Newberry County through quality growth in the loan portfolio. This growth was funded by deposit growth of approximately 3.7%, or $12.5 million, along with cash flow generated from a decrease in the size of the investment portfolio. During the fourth quarter of 2004 and first quarter of 2005, we restructured much of the investment portfolio in order to provide the needed cash flow to fund loan growth. Total assets grew to $467.5 million, loans to $221.7 million and deposits to $349.6 million at December 31, 2005.

Our net income increased $908,000 in 2005, or 41.6%, over the year ended December 31, 2004. The increase was attributable to having the operation of the DutchFork acquisition included for a full year in 2005 as compared to only three months during 2004. Net income was $3.1 million, or $1.04 diluted earnings per share in 2005, compared to $2.2 million, or $1.09 diluted earnings per share in 2004.

The following discussion describes our results of operations for 2005 as compared to 2004 (and 2004 compared to 2003) and also analyzes our financial condition as of December 31, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these  interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2005, 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Mergers

On October 1, 2004, we completed our merger with DutchFork Bancshares, Inc. Pursuant to the merger, we issued 1,169,898 shares of common stock valued at $27.3 million and paid $18.3 million to shareholders of DutchFork. Other costs related to the merger included stock options valued at $2.6 million and direct acquisition costs of $1.1 million. The fair value of assets acquired at the date of acquisition was $224.2 million, including $24.2 million in goodwill and $2.9 million in core deposit intangible. The fair value of liabilities assumed amounted to $174.9 million. The results of operations for the year ended December 31, 2005 include a full year of the results of the merger with DutchFork as compared to three months for the year ended December 31, 2004. Due to the relative asset size of DutchFork as compared to First Community Corporation, the comparison of the results of operations between the various periods is significantly impacted by the merger.

On January 19, 2006, we announced that we had signed a definitive agreement to acquire DeKalb Bankshares, Inc., the holding company for the Bank of Camden. The agreement provides, among other things, that DeKalb will merge with and into First Community with First Community as the surviving entity.  Immediately following the merger, the Bank of Camden will merge with and into First Community Bank, N.A., with First Community Bank, N.A. being the surviving entity. Pursuant to the agreement, each share of DeKalb common stock issued and outstanding immediately before the effective date (as defined in the agreement) will be converted into the right to receive $3.875 in cash and 0.60705 shares of First Community common stock. Assuming no DeKalb shareholders exercise dissenters’ rights, and assuming the total number of outstanding shares of DeKalb common stock immediately prior to the effective time is 610,139, First Community will issue an aggregate of 370,384 shares of stock and $2,364,289 in cash. The boards of directors of both parties have approved the merger agreement, and the merger agreement and the transactions contemplated thereby are subject to the approval of the shareholders DeKalb, regulatory approvals, and other customary closing conditions.

Results of Operations

Our net income was $3.1 million, or $1.04 diluted earnings per share, for the year ended December 31, 2005, as compared to net income of $2.2 million, or $1.09 diluted earnings per share, for the year ended December 31, 2004, and $1.8 million, or $1.08 diluted earnings per share for the year ended December 31, 2003. The increase in net income for 2005 as compared to 2004 resulted primarily from an increase in the level of average earning assets of $136.0 million. The effect of the increase in earning assets was offset by a decrease in the net interest margin from 3.72% during 2004 to 3.30% during 2005. On a tax equivalent basis, the net interest margin was 3.44% and 3.82% for the years ended December 31, 2005 and 2004, respectively. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.05% in 2005 as compared to 3.46% in 2004 and 3.71% in 2003. Net interest income increased from $9.6 million in 2004 to $13.0 million for the year ended December 31, 2005. The provision for loan losses was $329,000 in 2005 as compared to $245,000 in 2004. Non-interest income increased from $1.8 million in 2004 to $3.3 million in 2005 due primarily to increased deposit service charges resulting from higher average deposit account balances. In addition, there were gains on sale of securities of $188,000 in 2005 as compared to $11,000 in 2004. Non-interest expense increased to $11.8 million in 2005 as compared to $8.0 million in 2004. This increase is attributable to increases in all expense categories required to support the continued growth of the bank.

The increase in net income from 2003 to 2004 resulted primarily from an increase in the level of average earning assets of $67.6 million, which was partially offset by a decrease in the net interest margin from 4.02% in 2003 compared to 3.72% in 2004. Earning assets averaged $257.9 million in 2004 as compared to $190.3 million in 2003. Non-interest income increased from $1.4 million in 2003 to $1.8 million in 2004 due to increased deposit service charges and increases in ATM/debit card fees and ATM surcharge fees. Non-interest expense increased to $8.0 million in 2004 as compared to $6.2 million in 2003. This increase is attributable to increases in all expense categories required to support the continued growth of the bank as well as expenses related to the operations of the branches acquired in the DutchFork acquisition on October 1, 2004.

Net Interest Income

Net interest income is our primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income totaled $13.0 million in 2005, $9.6 million in 2004 and $7.6 million in 2003. The yield on earning assets, which was 5.27% in 2003, decreased to 5.06% in 2004 and increased to 5.42% in 2005. The rate paid on interest-bearing liabilities was 1.56% in 2003, 1.60% in 2004 and 2.37% in 2005. The net interest margin was 4.02% in 2003, 3.72% in 2004 and 3.30% in 2005. The continued decrease in net interest margin in 2005 as compared to 2004 was a result of a smaller rise in average yields on interest earning assets relative to the rise in the average cost of interest-bearing liabilities. The flattening of the yield curve as well as a very competitive deposit and lending environment also contributed the decline in the net interest margin. As a result of the acquisition of DutchFork, our loan to deposit ratio on average during 2005 was 59.8%, slightly lower then the 61.0% during 2004. Loans typically provide a higher yield than other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets which should improve the overall yield on earning assets and the net interest margin. At December 31, 2005, the loan to deposit ratio had increased to 63.4%.

The yield on earning assets increased by 36 basis points in 2005 as compared to 2004 whereas, the cost of interest-bearing funds increased by 77 basis points during the same period. The higher increase in the cost of funds as compared to yield on interest earning assets was due to the higher reliance on borrowed funds in 2005 as compared to 2004. The average borrowed funds to total interest bearing-liabilities in 2003 was 5.2%, as compared to 11.4% and 19.2% in 2004 and 2005, respectively. During 2004, we borrowed $15.0 million in long-term debt to facilitate the merger with DutchFork and acquired $35.0 million in Federal Home Loan Bank advances as a result of the merger. These longer term borrowed funds typically have a higher interest rate than our mix of deposit products. This contributed to the increases in the rates paid on interest-bearing liabilities from 1.56%, 1.60% and 2.37% in 2003, 2004 and 2005 respectively. The increased reliance on borrowed funds contributed to the decline in the net interest margin to 3.30% in 2005 as compared to 3.72% and 4.02% in 2004 and 2003, respectively.

Average Balances, Income Expenses and Rates. The following tables depict, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

(In thousands)	Year ended December 31,
	2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans	$202,143	$13,608	6.73%	$141,793	$9,063	6.39%	$111,928	$7,582	6.77%
Securities	184,057	7,465	4.06%	92,933	3,647	3.92%	60,261	2,267	3.76%
Other short-term investments (2)	7,670	271	3.54%	23,167	334	1.44%	18,089	179	0.99%
Total earning assets	393,871	21,344	5.42%	257,893	13,044	5.06%	190,278	10,028	5.27%
Cash and due from banks	10,456			8,425			6,626
Premises and equipment	14,710			9,740			7,440
Other assets	42,724			12,173			2,195
Allowance for loan losses	(2,774)			(2,063)			(1,744)
Total assets	$458,987			$286,168			$204,795
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$55,289	187	0.34%	$36,906	66	0.30%	$31,892	66	0.21%
Money market accounts	41,615	829	1.99%	29,568	284	0.96%	25,122	231	0.92%
Savings deposits	31,988	214	0.67%	22,070	155	0.70%	12,041	84	0.70%
Time deposits	156,131	4,513	2.89%	102,322	2,180	2.13%	75,.391	1,927	2.56%
Other borrowings	67,941	2,606	3.84%	24,596	719	2.92%	7,855	72	0.92%
Total interest-bearing liabilities	352,964	8,349	2.37%	215,462	3,448	1.60%	152,301	2,380	1.56%
Demand deposits	52,964			41,663			32,304
Other liabilities	2,536			1,573			1,243
Shareholders' equity	50,522			27,470			18,947
Total liabilities and shareholders' equity	$458,986			$286,168			$204,795
Net interest spread			3.05%			3.46%			3.71%
Net interest income/margin		$12,994	3.30%		$9,596	3.72%		$7,648	4.02%

(1) All loans and deposits are domestic. Average loan balances include non-accrual loans
(2) The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

(In thousands)

	2005 versus 2004			2004 versus 2003
	Increase (decrease ) due to			Increase (decrease ) due to
	Volume	Rate	Net	Volume	Rate	Net

Assets
Earning assets
Loans	$4,092	$453	$4,545	$1,929	$(448)	$1,481
Investment securities	3,700	118	3,818	1,287	93	1,380
Other short-term investments (1)	(326)	262	(64)	14	141	155
Total earning assets	7,445	854	8,299	3,435	(419)	3,016

Interest-bearing liabilities
Interest-bearing transaction accounts	65	12	77	8	36	44
Money market accounts	150	394	544	42	11	53
Savings deposits	67	(7)	60	71	1	72
Time deposits	2,418	(85)	2,333	610	(357)	253
Other short term borrowings	1,603	284	1,887	321	325	646
Total interest-bearing liabilities	6,394	(1,493)	4,901	1,013	55	1,068
Net interest income			$3,398			$1,948

Market Risk and Interest Rate Sensitivity

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Management Committee (“ALCO”) to monitor and manage interest rate risk. The ALCO monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The ALCO has established policies guidelines and strategies with respect to interest rate risk exposure and liquidity.

A monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2005.

Interest Sensitivity Analysis

(In thousands

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Assets
Earning assets
Loans (1)	$115,297	$55,128	$49,355	$1,787	$221,567
Securities	50,858	46,480	49,586	35,100	182,024
Federal funds sold, securities
purchased under agreements to
resell and other earning assets	1,162	-	-	-	1,162
Total earning assets	167,317	101,608	98,941	36,887	404,753

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	15,188	27,340	9,114	9,113	60,755
Money market accounts	21,967	23,616	-	-	45,583
Savings deposits	8,946	12,524	4,174	4,174	29,818
Time deposits	107,338	23,633	25,130	20	156,121
Total interest-bearing deposits	153,439	87,113	38,418	13,307	292,277
Other borrowings	30,939	5,251	27,306	467	63,963
Total interest-bearing liabilities	184,378	92,364	65,724	13,774	356,240

Period gap	($ 17,061)	$9,244	$33,217	$23,113	$48,513
Cumulative gap	($ 17,061)	($ 7,817)	$25,400	$48,513	$48,513
Ratio of cumulative gap to total
earning assets	(4.22%)	(1.93%)	6.28%	11.99%	11.99%

(1)	Loans classified as non-accrual as of December 31, 2005 are not included in the balances.
(2)	Securities based on amortized cost.

We are currently liability sensitive within one year. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities. The GAP analysis includes the carrying amounts of interest rate sensitive assets and liabilities in the periods in which they next reprice to market rates or mature. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

During the quarter ended September 30, 2005, we entered into an interest rate cap agreement with a notional amount of $10.0 million expiring on September 1, 2009. The cap rate of interest is 4.50% and the index is the three month LIBOR. The agreement was entered into to protect assets and liabilities from the negative effects of increasing interest rates. The agreement provides for a payment to us of the difference between the cap rate of interest and the market rate of interest. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the market value of the cap. At December 31, 2005, the market value of this cap was $193,000. Any gain or loss on the value of this contract is recognized in earnings on a current basis. We have not received any payments under the terms of the contract. During the year ended December 31, 2005, we recognized $37,500 in other income to reflect the increase in the value of the contract

Through simulation modeling, management monitors the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2005 and 2004 over the subsequent 12 months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2005	2004
+200bp	+ 0.74%	+ 1.56%
+100bp	+ 0.75%	+ 0.96%
Flat	-	-
-100bp	- 2.79%	- 6.44%
-200bp	- 8.30%	- 14.33%

As a result of the size of the investment portfolio that was acquired in the DutchFork merger and the amount and type of fixed rate longer term investments that were in the portfolio, we emphasized restructuring the portfolio in the fourth quarter of 2004 and in the first quarter of 2005. The purpose was to shorten the average life of the portfolio and acquire investments that provided cash flow and/or were adjustable rate instruments. Although this resulted in a reduction in investment yield, we believe that the restructuring positioned us more appropriately for interest rate volatility and continues to provide a significant amount of additional cash flow to fund desired loan growth.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2005 and 2004 the PVE, exposure in a plus 200 basis point increase in market interest rates was estimated to be 8.03% and 6.5%, respectively.

Provision and Allowance for Loan Losses

At December 31, 2005, the allowance for loan losses amounted to $2.7 million, or 1.22% of total loans, as compared to $2.8 million, or 1.48% of total loans, at December 31, 2004. Our provision for loan loss was $329,000 for the year ended December 31, 2005 as compared to $245,000 and $167,000 for the years ended December 31, 2004 and 2003, respectively. The provisions are made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification. The allowance consist of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.

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

At December 31, 2005, 2004, and 2003, we had non-accrual loans in the amount of $101,000, $0, and $80,000, respectively. There were $387,000, $411,000 and $96,000 in loans delinquent greater than 30 days at December 31, 2005, 2004 and 2003, respectively. There were $39,000, $80,000 and $109,000 in loans greater than 90 days delinquent and still accruing interest at December 31, 2005, 2004 and 2003, respectively. As a result of the merger with DutchFork, we acquired an allowance for loan losses in the amount of $995,000. This allowance for loan losses had been recorded through the provision for loan losses for DutchFork prior to the merger, which was consummated on October 1, 2004.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified four loans in the amount of $618,000 which are current as to principal and interest and not included in non-performing assets but that could be potential problem loans.

Allowance for Loan Losses
(Dollars in thousands)

	2005	2004	2003	2002	2001
Average loans outstanding	$202,143	$141,793	$111,928	$93,992	$79,466
Loans outstanding at period end	$221,668	$186,771	$121,009	$99,991	$87,519
Total nonaccrual loans	$101	-	$80	$144	$404
Loans past due 90 days and still accruing	$34	$80	$109	$24	$-

Beginning balance of allowance	$2,764	$1,705	$1,525	$1,000	$873
Loans charged-off:
1-4 family residential mortgage	119	5	27	-	7
Home equity	274	-	-	-	-
Commercial	56	196	157	156	270
Installment & credit card	72	93	51	16	7
Total loans charged-off	521	294	235	172	284
Recoveries:
1-4 family residential mortgage	-	-	-	-	-
Home equity	-	-	-	19	-
Commercial	99	90	247	1	4
Installment & credit card	30	23	1	-	-
Total recoveries	129	113	248	20	4
Net loans charged off (recovered)	392	181	(13)	152	280
Provision for loan losses	329	245	167	677	407
Purchased in acquisition	-	995	-	-	-
Balance at period end	$2,701	$2,764	$1,705	$1,525	1,000
Net charge -offs to average loans	0.19%	0.13%	(0.01%)	0.16%	0.35%
Allowance as percent of total loans	1.22%	1.48%	1.41%	1.53%	1.14%
Non-performing loans as % of total loans	.05%	-	0.07%	0.14%	0.46%
Allowance as % of non-performing loans	2674.26%	-	2123.60%	1059.03%	247.52%

The following table presents an estimated allocation of the allowance for loan losses at the end of each of the past three years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans. Prior to December 31, 2003, we did not allocate the allowance to loan losses to categories of loans but rather evaluated the allowance on an overall portfolio basis. The change as of December 31, 2003 to allocating the allowance to loan losses to loan categories had no financial statement effect on the allowance for loan losses.

Allocation of the Allowance for Loan Losses
Dollars in thousands

	2005		2004		2003
	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$574	10.0%	$462	10.2%	$167	9.5%

Real Estate Construction	611	9.0%	348	4.3%	214	6.4%

Real Estate Mortgage:

Commercial	953	50.9%	1,285	51.8%	792	60.1%

Residential	275	16.8%	478	19.0%	293	9.8%

Consumer	213	13.3%	135	14.7%	85	14.2%

Unallocated	75	N/A	56	N/A	36	N/A

Total	$2,701	100.0%	$2,764	100.0%	$1,705	100.0%

Accrual of interest is discontinued on loans when we believe, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Noninterest Income and Expense

Noninterest Income. Our primary source of noninterest income is service charges on deposit accounts. In addition, we originate mortgage loans that are pre-sold and funded by the third party acquirer and we receives a fee. Other sources of noninterest income are derived from commissions on sale of non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 2005 was $3.3 million as compared to $1.8 million for 2004, an increase of $1.5 million, or 85.9%. This increase is due primarily to increased deposit service charges resulting from higher average deposit account balances. Deposit service charges amounted to $1.5 million in 2005 as compared to $880,000 in 2004. During the fourth quarter of 2005, we introduced a formalized overdraft privilege program which contributed to the increase in deposit service charges. Mortgage origination fees increased to $362,000 in 2005 as compared to $268,000 in 2004. This increase resulted from an emphasis in this area and the addition of one full time and one part-time originator in the last half of 2005. We had gains on the sale of securities in the amount of $188,000 in 2005 as compared to $11,000 in 2004. Gains in the amount of $181,000 were recognized in the first quarter of 2005 as we continued to restructure the investment portfolio acquired from DutchFork. A gain on the early extinguishment of debt in the amount of $124,000 was realized in the fourth quarter of 2005. This resulted from the pay down of approximately $5.0 million of the FHLB advances that were acquired in the DutchFork merger. Other noninterest income increased to $1.2 million in 2005 as compared to $615,000 in 2004. This is a result of all categories of other noninterest income increasing, including loan late charges, ATM/debit card fees and surcharges due to the effect of the DutchFork merger. In addition, we realized an increase in the cash value of bank owned life insurance of approximately $251,000 in 2005 as compared to $19,000 in 2004. These policies were acquired in the DutchFork acquisition and were owned for the entire year of

2005 as compared to only three months in 2004.

Noninterest income amounted to $1.4 million in 2003. The increase in 2004 of $334,000, or 23.2%, as compared to 2003 is also primarily attributable to increased deposit account balances and the related deposit account fees. Deposit account fees increased $179,000, or 25.6%, in 2004 as compared to 2003. ATM/debit card fees and ATM surcharge fees increased approximately $80,000 in 2004 as compared to 2003. This increase resulted from installing ATM’s at all branch locations as well as increased usage in card activity as a result of increases in numbers of accounts.  Mortgage loan fees decreased approximately $76,000 from $343,000 in 2003 to $268,000 in 2004. Despite interest rates remaining at relatively low levels, the refinancing level of the prior two years was not maintained throughout 2004. As a result of the merger with DutchFork in October 2004, noninterest income for three new offices was included in the results of operation for the last quarter of 2004.

Noninterest Expense.  In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluates and monitors growth in discretionary expense categories in order to control future increases. We have expanded our branch network over the last five years and opened our eleventh office in February 2005. Along with this branch expansion, we have continued to improve the support infrastructure to enable our company to effectively manage the growth experienced over the last five years. As a result of the merger with DutchFork in October 2004, expenses associated with operating the three new offices were included in the results of operations for the last quarter of 2004 and the full year in 2005. As a result of management’s expansion strategy, all categories of noninterest expense have continued to increase over the last several years. We anticipate that we will continue to seek de novo branch expansion as well as possible acquisition opportunities in key markets within the midlands of South Carolina.
Noninterest expense increased to $11.8 million for the year ended December 31, 2005 from $8.0 million for the year ended December 31, 2004. Salary and employee benefits increased $2.0 million in 2005 as compared to 2004. We added approximately 30 employees in connection with the merger with DutchFork. These employees were included in operations for three months during 2004 and for the full year in 2005. The number of full time equivalent employees at December 31, 2005 was 123 as compared to 115 at the same time in 2004. These other new employees were hired to support the continued growth of the bank. Occupancy expense increased $318,000 from $489,000 in 2004 to $807,000 in 2005. Equipment expense increased by $254,000, or 25.6%, in 2005 as compared to 2004. This is primarily a result of the expenses associated with the DutchFork acquisition being included for an entire year in 2005. In addition, increased depreciation and maintenance contract expense related to equipment purchased to upgrade and improve existing technology, including an upgrade to our main processor and item processing equipment needed to support increased volumes subsequent to the merger with DutchFork. These additions and upgrades were made in the second and third quarter of 2004 and therefore did not impact the full year of 2004. We continue to evaluate our technology systems in order to enhance our delivery of services. Noninterest expense in 2005, 2004 and 2003 included amortization of the deposit premium intangible of $595,000, $213,000 and $179,000, respectively, related to the merger with DutchFork in October 2004 and the acquisition of the Chapin office in February 2001. The deposit premiums of $1.2 million relative to the Chapin branch acquisition and the $2.9 million related to the DutchFork merger are being amortized on a straight-line basis over a period of seven years.

Other noninterest expense increased to $2.6 million in 2005 as compared to $1.7 million in 2004. Substantially all areas in this category increased due to the growth the company experienced as a result of the merger with DutchFork. Professional fees increased by $225,000 in 2005 as compared to 2004 due to increased legal fees, audit fees and consulting fees, most of which is attributable to the significant growth we experienced between the two periods. In addition, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure. To comply with certain aspects of the Sarbanes-Oxley Act, particularly Section 404, we hired an outside consultant to assist with certain documentation and testing of internal control functions. The Securities and Exchange Commission has granted an extension to non-accelerated filers to comply with the provisions of Section 404 to December 31, 2007. A significant portion of the documentation and consulting work was performed in 2005 in anticipation of having to comply as of an earlier implementation date. The direct cost relative to this work was approximately $35,000 in 2005. There will be continued cost incurred relative to complying with the requirements of Section 404 into 2006 and beyond. We continue to evaluate the best options for utilizing consulting/outside resources for implementation and compliance with the requirements of Section 404.

Noninterest expense increased to $8.0 million for the year ended December 2004 from $6.2 million for the year ended December 31, 2003. Salary and employee benefit expense increased $957,000 in 2004 as compared to

2003. This increase resulted from an increase of 45 full time equivalent employees from 70 at December 31, 2003 to 115 at December 31, 2004. Approximately 30 of these employees were added October 1, 2004 as a result of the DutchFork merger. Equipment expense increased by $188,000 in 2004 as compared to 2004. This is primarily attributable to increased depreciation and maintenance contract expense related to equipment purchased to upgrade and improve technology. Marketing and public relations expense for 2004 as compared to 2003 increased by $52,000 as a result of planned increases in advertising.

The following table sets forth for the periods indicated the primary components of non-interest expense:
(In thousands)
	Year ended December 31,
	2005	2004	2003
Salary and employee benefits	$6,292	$4,263	$3,307
Occupancy	807	489	395
Equipment	1,246	992	803
Marketing and public relations	337	325	273
Data processing	199	127	87
Supplies	262	191	126
Telephone	291	206	147
Correspondent services	167	140	78
Insurance	246	149	141
Professional fees	415	190	194
Postage	164	111	85
Amortization of intangibles	595	280	179
Other	817	514	343
	$11,838	$7,977	$6,158

Income Tax Expense

Income tax expenses for the year ended December 31, 2005 were $1.0 million, or 25.0% of income before taxes, as compared to $963,000, or 30.6% of income before taxes, for the year ended December 31, 2004. Income taxes for 2003 were $965,000, or 34.9% of income before taxes. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. There are no valuation allowances established for deferred taxes as of December 31, 2005 and 2004. The decrease in the effective tax rate in 2005 over the prior year is primarily a result of non-taxable dividends received on preferred stock held in the available-for-sale portfolio as well as the non-taxable increase in the cash surrender value of life insurance. These investments were owned by DutchFork at the date of the merger. Subsequent to the merger and as a result of restructuring certain holdings within the portfolio, a significant portion of the preferred stock holdings were sold in the fourth quarter of 2004 and first quarter of 2005. As of December 31, 2005, we continue to hold preferred stock with a fair value of $28.2 million in the available for sale portfolio and bank owned life insurance with a book value of $5.8 million included in other assets. These holdings will continue to reduce the company’s effective tax rate in future periods. The decrease in the effective tax rate in 2004 as compared to 2003 was also a primarily a result of these assets being held for the fourth quarter of 2004.

Financial Position

Total assets at December 31, 2005 were $467.5 million as compared to $455.7 million at December 31, 2004. Average earning assets increased to $393.9 million during 2005 from $257.9 million during 2004. Asset growth included growth in loans of $34.9 million during 2005. Loans at December 31, 2005 were $221.7 as compared to $186.8 million at December 31, 2004. Investment securities decreased from $196.0 at December 31, 2004 to $176.4 million at December 31, 2005. The $11.8 million growth in assets was primarily funded by an increase in deposit account balances of $12.5 million. Securities sold under agreements to repurchase increased by $6.3 million at December 31, 2005 as compared to December 31, 2004. Federal Home Loan Advances decreased by $8.0 million as of December 31, 2005 compared to December 31, 2004. Shareholders’ equity totaled $50.8 million at December 31, 2005 as compared to $50.5 million at December 31, 2004. The increase was a result of retained earnings of $2.5 million and proceeds from issuance of stock under stock option plans and the dividend reinvestment plan of $580,000. These increases were offset by an increase of the unrealized loss on available-for-sale securities of $2.8 million during 2005.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of our goals is to have loans be the largest category of our earning assets. At December 31, 2005, loans accounted for 55.5% of earning assets as compared to 47.6% of earning assets at December 31, 2004. As a result of the merger with DutchFork, the ratio of loans to total earning assets decreased considerably from 2003 to 2004. In evaluating the merger with DutchFork, we considered the need to leverage the existing deposit base in the Newberry County market through quality growth of the loan portfolio. The 7.9% increase in the ratio during 2005 demonstrates progress towards our asset mix goals. The growth of the loan portfolio both in total dollars and as a percentage of total earning assets will continue to be a major focus throughout 2006 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. We are committed to achieving its asset mix goals without sacrificing asset quality. Loans averaged $202.1 million during 2005, as compared to $141.8 million in 2004.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2005	2004	2003	2002	2001

Commercial, financial & agricultural	$22,091	$19,001	$11,518	$10,688	$12,408
Real estate:
Construction	19,955	8,066	7,782	7,533	10,146
Mortgage - residential	37,251	35,438	11,804	11,055	9,272
Mortgage - commercial	112,915	96,811	72,668	55,290	41,744
Consumer	29,456	27,455	17,237	15,425	13,968
Total gross loans	221,668	186,771	121,009	99,991	87,518
Allowance for loan losses	(2,701)	(2,764)	(1,705)	(1,525)	(1,000)
Total net loans	$218,967	$184,007	$119,303	$98,466	$86,518

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio, at year-end 2005 and 2004, were commercial mortgage loans in the amount of $112.9 million and $96.8 million, representing 50.9% and 51.8% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believes it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2005.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)	December 31, 2005
		Over One
	One Year	Year Through	Over
	or Less	Five Years	Five Years	Total
Commercial, financial & agricultural	$9,175	$11,990	$925	$22,090
Real estate - construction	16,132	3,824	-	19,956
All other loan	26,658	113,628	39,336	179,622
	$51,965	$129,442	$40,261	$221,668

Loans maturing after one year with:
Fixed interest rates				$109,486
Floating interest rates				60,217
				$169,703

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $184.1 million in 2005, as compared to $92.9 million in 2004. This represents 46.7% and 36.0% of the average earning assets for the year ended December 31, 2005 and 2004, respectively. The investment portfolio increased as a percent of average earning assets during 2005 as a result of the merger with DutchFork in the fourth quarter of 2004. At December 31, 2005, the portfolio was 44.2% of earning assets. During the fourth quarter of 2004, and continuing into the first quarter of 2005, the combined portfolio was restructured. Although the portfolio acquired from DutchFork had a large percentage of investments with variable interest rates, the investments did not provide significant cash flow. The objective of the restructuring was to shorten the maturity and purchase investments that provided ongoing cash flow. The proceeds from these sales were reinvested primarily in various mortgage-backed securities and collateralized mortgage obligations. Although shortening the life of the portfolio resulted in a decrease in the overall yield in the portfolio, we believe that the restructuring enables us to better manage the interest rate risk associated with interest rate volatility. In addition, our objective is to increase the size of the loan portfolio as a percentage of total earning assets and the restructured portfolio provides the necessary cash flow to meet this objective.

In the fourth quarter of 2004, we acquired approximately $41.6 million in collateralized -mortgage backed securities (CMO’s). Of these securities, $30.0 million were issued by agencies of the federal government and $11.6 million were non-agency securities. At December 31, 2005 we had mortgage backed securities including collateralized mortgage obligations with a fair value of $69.8 million. Of these $39.2 million were issued by government agencies and $30.6 million are non-agency securities. We believe that none of the CMOs held at December 31, 2005 are deemed to be invested in “high risk” tranches. Prior to acquiring a CMO, we perform a detailed analysis of the changes in value and the impact on cash flows in a changing interest rate environment to ensure that it meets our investment objectives as outlined in our investment policies. At December 31, 2005, we also had investments in variable rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA) with a fair value of $28.2 million, all of which were acquired in the DutchFork transaction. In addition, we acquired other fixed and variable rate preferred stocks issued by FHLMC and FNMA in the DutchFork transaction. During the fourth quarter of 2004, we sold approximately $33.0 million primarily fixed rate, preferred stock securities. As a result of marking the securities to market at the date of acquisition, substantially no gain or loss on those transactions was recognized in 2004. In the first quarter of 2005, we sold preferred stock securities with an approximate carrying value of $12.0 million. A gain of approximately $136,000 was realized in the first quarter of 2005 on these sales. At December 31, 2005, the remaining five different preferred stock securities owned have an average book value of 90% of their par value. All of these securities have adjustable rates.

Although both of the issuing agencies have come under regulatory scrutiny relative to accounting practices, there have been no significant downgrades in the credit rating of the issuers. Given the adjustable rate nature of these securities, the dividend rate will adjust to a level more in line with current or future interest rates at a preset time in the future. Our objective in the management of the investment portfolio is to maintain a portfolio of high quality, liquid investments. This policy is particularly important as we continue to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 2005, the estimated weighted average life of the portfolio was 9.6 years, duration of approximately 2.8 and a weighted average tax equivalent yield of approximately 4.58%. Based on our evaluation of securities that currently have unrealized losses, and our ability and intent to hold these investments until a recovery of fair value, we do not consider any of it investments to be other-than-temporarily impaired at December 31, 2005.

The following table shows the investment portfolio composition.

(In thousands)

	December 31,
	2005	2004	2003
Securities available-for-sale at fair value:
U.S. Treasury	$992	$997	$3,027
U.S. Government agency	57,479	63,755	35,596
Mortgage-backed securities	69,794	71,056	14,395
State and local government	253	-	-
FHLMC and FNMA preferred stock	28,214	42,128	-
Corporate bonds	8,607	7,754	-
Other	5,319	4,320	941
	170,658	190,010	53,959
Securities held-to-maturity (amortized cost):
State and local government	5,654	6,006	4,985
Other	60	10	10
	5,714	6,016	4,995
Total	$176,372	$196,026	$58,954

The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2005.

(In thousands)
	December 31, 2005
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Held-to-maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

State and local government	$330	4.46%	$3,142	3.85%	$2,181	3.89%	$-

Other	-		10	5.85%	50	4.05%

Total investment securities held-to-
maturity	330	4.46%	3,152	3.86%	2,231	3.89%	-

Available-for-sale:
U.S. treasury	992	2.78%
U.S. government agencies	13,271	3.21%	32,208	3.76%	10,513	4.22%	1,487	4.37%
Mortgage-backed securities	12,479	4.69%	44,197	4.37%	6,204	4.01%	6,914	5.71%
State and local government							253	4.15%
FNMA and FHLMC preferred stock							28,214	5.48%
Corporate			1,998	4.41%	4,149	7.26%	2,460	4.54%
Other							5,319	4.10%
Total investment securities
available-for-sale	26,742	3.88%	78,403	4.12%	20,866	4.76%	44,647	5.26%

Total investment securities	$27,072	3.89%	$81,555	4.11%	$23,097	4.38%	$44,647	5.26%

Investment Securities Maturity Distribution and Yields

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $7.7 million in 2005, as compared to $23.2 million in 2004. At December 31, 2005, short-term investments totaled $1.1 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $338.0 million during 2005, compared to $232.5 million during 2004. Average interest-bearing deposits were $285.0 million in 2005, as compared to $190.9 million in 2004.

The following table sets forth the deposits by category:
(In thousands)	December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$57,327	16.4%	$49,520	14.7%	$37,045	20.0%
NOW accounts	60,756	17.4%	59,723	17.7%	33,660	18.2%
Money market accounts	45,582	13.0%	39,124	11.6%	23,355	12.6%
Savings accounts	29,819	8.5%	35,370	10.5%	11,223	6.0%
Time deposits less than $100,000	100,612	28.8%	100,629	29.9%	45,125	24.4%
Time deposits more than $100,000	55,508	15.9%	52,698	15.6%	34,850	18.8%
	$349,604	100.0%	$337,064	100.0%	$185,258	100.0%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $294.1 million and $284.4 million at December 31, 2005 and 2004, respectively. A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

(In thousands)	December 31, 2005
		After Three	After Six	After
	Within Three	Through	Through	Twelve
	Months	Six Months	Twelve Months	Months	Total

Certificates of deposit of
$100,000 or more	$12,622	$8,514	$17,017	$17,355	$55,508

There were no other time deposits of $100,000 or more at December 31, 2005.

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposits obtained through brokers. These brokered deposits are generally expensive and can be unreliable as long-term funding sources. Accordingly, we do not currently accept brokered deposits.

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances and long-term debt as a result of issuing $15.0 million in trust preferred securities.  Short-term borrowings in the form of securities sold under agreements to repurchase averaged $11.0 million, $5.9 and $6.0 million during 2005, 2004 and 2003, respectively. The maximum month-end balance during 2005, 2004 and 2003 was $14.9 million, $7.6 million and $8.2 million, respectively. The average rate paid during these periods was 3.38%, 0.71% and 0.51%, respectively. The balance of securities sold under agreements to repurchase were $13.8 million and $7.5 million at December 31, 2005 and 2004, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta), the bank has access to advances from the FHLB Atlanta for various terms and amounts. During 2005 and 2004, the average outstanding advances amounted to $41.4 million and $13.4 million, respectively.

The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2005 and 2004:

	December 31,
(In thousands)	2005		2004

Maturing	Amount	Rate	Amount	Rate
2005	$-	-	$2,500	2.08%
2006	1,500	2.83%	1,500	2.83%
2008	5,251	3.42%	10,707	3.42%
2010	27,306	3.64%	27,742	3.64%
After five years	467	1.00%
	34,524	3.54%	$42,452	3.46%

Purchase premiums included in advances acquired in the merger with DutchFork reflected in the advances maturing in 2008 and 2010 amount to $251,000 and $2.3 million, respectively, at December 31, 2005. The coupon rate on these advances is 5.67% and 5.76%, respectively. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and mature on September 16, 2034.

Capital

Total shareholders’ equity as of December 31, 2005 was $50.8 million as compared to $50.5 million as of December 31, 2004. This increase was attributable to retained net income for the year ended December 31, 2005 of $2.5 million offset by an increase in the net unrealized loss of $2.8 million net of tax effect in the market value of investment securities available-for sale. During 2005 and 2004, we paid quarterly cash dividends of $.05 per share. We paid a $.04 per share dividend in the first quarter of 2003 and $.05 per share dividends for the second through the fourth quarter of 2003. A dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

Under the capital guidelines of the Federal Reserve and the OCC, the company and the bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 4%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions. The trust preferred securities in the amount of $15.0 million that were issued on September 16, 2004 qualify as tier 1 capital under the regulatory guidelines and are included in the amounts reflected below. As noted above under “Supervision and Regulation section - Capital Regulations,” the Federal Reserve is changing the rules relating to when a company would become subject to these minimum capital regulations. The new rules go into effect March 30, 2006 and exempt from these requirements certain bank holding companies which have less than $500 million in total assets. It is unclear at this point whether our company will qualify under this exemption.

The company and the bank exceeded their regulatory capital ratios at December 31, 2005 and 2004, as set forth in the following table.

Analysis of Capital
(In thousands)	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
The Bank:
December 31, 2005
Risk Based Capital
Tier 1	$12,320	4.0%	$36,179	11.8%	$23,859	7.8%
Total Capital	24,640	8.0%	38,880	12.6%	14,240	4.6%
Tier 1 Leverage	17,740	4.0%	36,179	8.2%	18,439	4.2%

December 31, 2004
Risk Based Capital
Tier 1	$11,576	4.0%	$33,158	11.5%	$21,582	6.5%
Total Capital	23,152	8.0%	35,922	12.4%	12,770	4.4%
Tier 1 Leverage	17,367	4.0%	33,158	7.6%	15,791	3.6%

The Company:
December 31, 2005
Risk Based Capital
Tier 1	$12,354	4.0%	$40,898	13.2%	$28,544	8.2%
Total Capital	24,709	8.0%	43,599	14.1%	18,890	6.1%
Tier 1 Leverage	17,616	4.0%	40,898	9.3%	23,282	5.3%

December 31, 2004
Risk Based Capital
Tier 1	$11,612	4.0%	$37,485	12.9%	$25,873	8.2%
Total Capital	23,224	8.0%	40,249	13.9%	17,025	5.9%
Tier 1 Leverage	17,614	4.0%	37,485	8.5%	19,871	4.5%

Liquidity Management

Liquidity management involves monitoring sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. The bank is a member of the FHLB Atlanta and has the ability to obtain advances for various periods of time. These advances are secured by securities pledged by the bank or assignment of loans within the bank’s portfolio.

With the successful completion of the common stock offering in 1995, the secondary offering completed in July 1998, and the trust preferred offering completed in September 2004, we have maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements of the company and the bank needed for operations. Our funds sold and short-term interest bearing deposits, its primary source of liquidity, averaged $7.7 million during the year ended December 31, 2005. The bank maintains federal funds purchased lines, in the amount of $10.0 million with several financial institutions, although these were not utilized in 2005. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

CONTRACTUAL OBLIGATIONS

The following table provides payments due by period for various contractual obligations as of December 31, 2005
(in thousands)

	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
	One Year	Years	Years	Years	Years	Total

Certificate accounts	$107,141	$19,082	$4,632	$25,266	$	$156,121
Short-term borrowings	13,975					13,975
Long-term debt	1,500		5,251	27,308	15,464	49,523
Purchases	2,000					2,000
Total contractual obligations	$124,616	$19,082	$9,883	$52,574	$15,464	$221,619

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. Please refer to Note 13 of the company’s financial statements for a discussion of our off-balance sheet arrangements.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the company and the bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, we continually seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Please refer to “Market Risk and Interest Rate Sensitivity,” “Loan Maturity Schedule and Sensitivity to Changes in Interest Rates,” “Investment Securities Majority Distribution and Yields” in Item 6 for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2005 and 2004. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share data)

2005	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest Income	$5,801	$5,434	$5,244	$4,864
Net interest income	3,359	3,206	3,260	3,170
Provision for loan losses	112	79	72	66
Income before income taxes	1,122	995	950	1,058
Net income	854	752	707	780
Net income per share, basic	0.30	0.26	0.25	0.28
Net income per share , diluted	0.29	0.25	0.24	0.26

2004

Interest Income	$5,035	$2,850	$2,584	$2,575
Net interest income	3,399	2,167	2,006	2,023
Provision for loan losses	7	40	64	66
Income before income taxes	1,105	747	659	636
Net income	839	493	431	422
Net income per share, basic	0.30	0.31	0.27	0.26
Net income per share , diluted	0.28	0.29	0.26	0.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

I have audited the accompanying balance sheets of First Community Corporation as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the three years ended December 31, 2005. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 2005 and 2004 and the results of its operations and its cash flows for the three years ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/Clifton D. Bodiford
Clifton D. Bodiford
Certified Public Accountant
Columbia, SC
January 13, 2006

FIRST COMMUNITY CORPORATION
Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS
Cash and due from banks	$11,701,764	$9,391,494
Interest-bearing bank balances	83,178	803,426
Federal funds sold and securities purchased under
agreements to resell	1,079,204	9,130,725
Investment securities - available for sale	170,657,770	190,010,307
Investment securities - held to maturity (market value of
$5,746,448 and $6,147,698 at December 31,
2005 and 2004, respectively)	5,713,830	6,015,745
Loans	221,667,632	186,771,344
Less, allowance for loan losses	2,700,647	2,763,988
Net loans	218,966,985	184,007,356
Property, furniture and equipment - net	15,982,029	14,313,090
Goodwill	24,256,020	24,256,020
Core deposit intangible	2,767,074	3,361,815
Other assets	16,247,239	14,416,034
Total assets	$467,455,093	$455,706,012

LIABILITIES
Deposits:
Non-interest bearing demand	$57,326,637	$49,519,816
NOW and money market accounts	106,337,887	98,846,828
Savings	29,818,705	35,370,267
Time deposits less than $100,000	100,612,256	100,629,304
Time deposits $100,000 and over	55,508,666	52,698,069
Total deposits	349,604,151	337,064,284
Securities sold under agreements to repurchase	13,806,400	7,549,900
Federal Home Loan Bank Advances	34,524,409	42,452,122
Long term debt	15,464,000	15,464,000
Other borrowed money	169,233	184,593
Other liabilities	3,120,115	2,528,424
Total liabilities	416,688,308	405,243,323

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding
2,848,627 in 2005 and 2,788,902 in 2004	2,848,627	2,788,902
Additional paid in capital	42,352,205	41,832,090
Retained earnings	9,240,088	6,712,849
Accumulated other comprehensive income	(3,674,135)	(871,152)
Total shareholders' equity	50,766,785	50,462,689
Total liabilities and shareholders' equity	$467,455,093	$455,706,012

FIRST COMMUNITY CORPORATION
Consolidated Statements of Income
	Year Ended December 31,
	2005	2004	2003

Interest and dividend income:
Loans, including fees	$13,607,962	$9,063,092	$7,581,751
Investment securities - available-for-sale	7,241,453	3,440,033	2,069,345
Investment securities - held-to-maturity	223,059	206,681	198,234
Other short term investments	271,276	334,518	179,030
Total interest and dividend income	21,343,750	13,044,324	10,028,360

Interest expense:
Deposits	5,743,340	2,729,459	2,307,974
Securities sold under agreement to repurchase	275,738	40,934	29,704
Other borrowed money	2,330,252	677,830	42,934
Total interest expense	8,349,330	3,448,223	2,380,612
Net interest income	12,994,420	9,596,101	7,647,748
Provision for loan losses	328,679	245,000	167,000
Net interest income after provision for loan losses	12,665,741	9,351,101	7,480,748

Non-interest income:
Deposit service charges	1,462,111	879,585	700,359
Mortgage origination fees	361,856	267,972	343,472
Gain on sale of securities	188,419	11,381	-
Gain on early extinguishment of debt	124,436	-	-
Other	1,161,095	614,783	395,973
Total non-interest income	3,297,917	1,773,721	1,439,804

Non-interest expense:
Salaries and employee benefits	6,292,239	4,263,383	3,306,714
Occupancy	807,258	489,261	395,380
Equipment	1,245,577	991,793	803,482
Marketing and public relations	337,481	325,395	273,257
Amortization of intangibles	594,741	279,685	178,710
Other	2,561,091	1,627,470	1,200,638
Total non-interest expense	11,838,387	7,976,987	6,158,181

Net income before tax	4,125,271	3,147,835	2,762,371
Income taxes	1,032,600	962,850	964,890
Net income	$3,092,671	$2,184,985	$1,797,481

Basic earnings per common share	$1.09	$1.15	$1.13
Diluted earnings per common share	$1.04	$1.09	$1.08

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (loss)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (loss)	Total

Balance December 31, 2002	1,587,970	$1,587,970	$12,771,383	$3,414,234	$665,136	$18,438,723
Comprehensive income:
Net income				1,797,481		1,797,481
Accumulated other comprehensive loss,
net of income tax of $299,069					(526,003)	(526,003)
Total comprehensive income						1,271,478
Cash dividend ($0.19 per share)				(301,973)		(301,973)
Exercise of stock options	6,923	6,923	45,909			52,832
Dividend reinvestment plan	2,331	2,331	45,423			47,754
Balance December 31, 2003	1,597,224	1,597,224	12,862,715	4,909,742	139,133	19,508,814
Comprehensive income
Net income				2,184,985		2,184,985
Accumulated other comprehensive loss,
net of income tax benefit of $540,016					(1,002,887)
Less: reclassification adjustment for gains
included in net income, net of tax of
$3,983					(7,398)
Other comprehensive loss					(1,010,285)	(1,010,285)
Comprehensive income						1,174,700
Cash dividend ($0.20 per share)				(381,878)		(381,878)
Stock issued in acquisition	1,169,898	1,169,898	28,675,725			29,845,623
Exercise of stock options	15,409	15,409	205,365			220,774
Dividend reinvestment plan	6,371	6,371	88,285			94,656
Balance December 31, 2004	2,788,902	2,788,902	41,832,090	6,712,849	(871,152)	50,462,689
Comprehensive income
Net income				3,092,671		3,092,671
Accumulated other comprehensive loss,
net of income tax benefit of $1,443,352					(2,680,511)
Less: reclassification adjustment for gains
included in net income, net of tax of
$65,946					(122,472)
Other comprehensive loss					(2,802,983)	(2,802,983)
Comprehensive income:						289,688
Cash dividend ($0.20 per share)				(565,432)		(565,432)
Exercise of stock options	52,845	52,845	399,814			452,659
Dividend reinvestment plan	6,880	6,880	120,301			127,181
Balance December 31, 2005	2,848,627	$2,848,627	$42,352,205	$9,240,088	$(3,674,135)	$50,766,785

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,092,671	$2,184,985	$1,797,481
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	926,776	761,277	631,356
Premium amortization (Discount accretion)	(345,763)	(93,782)	225,564
Provision for loan losses	328,679	245,000	167,000
Amortization of intangibles	594,741	279,685	178,710
Gain on sale of other real estate owned	(29,983)	(21,707)	-
Gain on sale of securities	(188,418)	(11,381)	-
Gain on early extinguishment of debt	(124,436)	-	-
(Increase) decrease in other assets	(693,657)	(425,079)	109,035
Tax benefit from exercise of stock options	-	51,621	-
Increase (decrease) in accounts payable	591,691	14,681	(68,241)
Net cash provided in operating activities	4,152,301	2,985,300	3,040,905

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	39,071,729	56,586,668	-
Purchase of investment securities available-for-sale	(51,368,761)	(108,265,814)	(39,509,065)
Maturity/call of investment securities available-for-sale	27,267,768	36,424,205	49,297,109
Purchase of investment securities held-to-maturity	(50,000)	(1,052,057)	(767,685)
Maturity/call of investment securities held-to-maturity	325,000	-	760,000
Increase in loans	(35,288,308)	(14,813,202)	(21,004,651)
Net cash disbursed in business combination	-	(11,131,142)	-
Proceeds from sale of other real estate owned	401,733	23,800	-
Purchase of property and equipment	(2,595,715)	(2,427,322)	(1,801,427)
Net cash used in investing activities	(22,236,554)	(44,654,864)	(13,025,719)

Cash flows from financing activities:
Increase in deposit accounts	12,539,867	16,996,662	17,195,399
Proceeds from issuance of long term debt	-	15,000,000	-
Advances from the Federal Home Loan Bank	19,580,000	-	5,000,000
Repayment of advances from the Federal Home Loan Bank	(26,752,661)	(1,000,000)	-
Increase (decrease) in securities sold under agreements to repurchase	6,256,500	3,608,900	(3,365,064)
Increase (decrease) in other borrowings	(15,360)	24,517	(4,211)
Proceeds from exercise of stock options	452,659	169,153	52,832
Dividend reinvestment plan	127,181	94,656	47,754
Cash dividends paid	(565,432)	(381,878)	(301,973)
Net cash provided from financing activities	11,622,754	34,512,010	18,624,737
Net increase (decrease) in cash and cash equivalents	(6,461,499)	(7,157,554)	8,639,923
Cash and cash equivalents at beginning
of period	19,325,645	26,483,199	17,843,276
Cash and cash equivalents at end of period	$12,864,146	$19,325,645	$26,483,199
Supplemental disclosure:
Cash paid during the period for:
Interest	$7,941,548	$3,139,817	$2,431,318
Taxes	$445,000	$907,268	$1,000,000
Non-cash investing and financing activities:
Unrealized loss on securities available-for-sale	$(4,312,281)	$(1,554,287)	$(825,072)
Transfer of loans to foreclosed property	$721,052	$119,916	$25,701
Common stock issued in acquisition	$-	$29,845,623	$-
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

Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses. The estimation process includes management’s judgment as to future losses on existing loans based on an internal review of the loan portfolio, including an analysis of the borrower’s current financial position, the consideration of current and anticipated economic conditions and the effect on specific borrowers. In determining the collectibility of loans management also considers the fair value of underlying collateral. Various regulatory agencies, as an integral part of their examination process, review the Company’s allowance for loan losses. Such agencies may require the company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors it is possible that the allowance for loan losses could change materially.

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

Goodwill and Other Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of identifiable intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired , the amount of impairment is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset based on the discounted expected future cash flows. The test for goodwill impairment is based on an identified reporting unit and the determination of the carrying value of the assets and liabilities, including the existing goodwill and intangible assets. The carrying value is compared to the fair value to determine whether impairment exists. No impairment losses have been recorded as a result of the company’s analyses during the years ended December 31, 2005, 2004 and 2003.

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

Mortgage Origination Fees
Mortgage origination fees relate to activities comprised of accepting residential mortgage applications, qualifying borrowers to standards established by investors and selling the mortgage loans to the investors under pre-existing commitments. The loans are funded by the investor at closing and the related fees received by the Company for these services are recognized at the time the loan is closed.

Marketing and Public Relations Expense
The company expenses marketing and public relations expense as incurred

Income Taxes
A deferred income tax liability or asset is recognized for the estimated future effects attributable to differences in the tax bases of assets or liabilities and their reported amounts in the financial statements as well as operating loss and tax credit carry forwards. The deferred tax asset or liability is measured using the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized.

Stock Based Compensation Cost
The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) was issued in October 1995, and encourages but does not require, adoption of a fair value method of accounting for employee stock based compensation plans. The company has adopted the disclosure-only provisions of SFAS 123 and has disclosed in the notes pro-forma net income and earnings per share information as if the fair value method had been applied.

Effective December 31, 2005, upon recommendation of the Human Resource Committee of the Board of Directors of First Community Corporation, the Company's Board of Directors accelerated the vesting of, and vested, all outstanding options to acquire the Company's common stock granted in 2003, 2004 and 2005, totaling approximately 67,000 options, that would otherwise vest at various times through the end of fiscal 2011 (“Acceleration”). All other terms and conditions of such options remain unchanged as a result of the Acceleration. See note 15 for additional information relative to the Acceleration and Statement of Financial Accounting Standard 123 (revised 2004).

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

Recently Issued Accounting Standards
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer or business combination if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits the carry over or creation of valuation allowances in the initial accounting of all loans acquired that are within the scope of the SOP. SOP No. 03-3 is effective for loans acquired in years beginning after December 15, 2004, with early adoption encouraged. SOP 03-3 is not expected to have a material impact on the Company's results of operations or financial. The impact of SOP No. 03-3 will be meaningful if in the future the Company enters into a business combination with a financial institution and/or acquires in a transfer loan portfolio.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. See Note 15.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”) on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 “The Meaning of  Other-Than-Temporary Impairment and its Application to Certain Investments.” This final guidance eliminated paragraphs10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.” The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to:
borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

Note 3 - BUSINESS COMBINATION

On October 1, 2004, First Community acquired DutchFork Bancshares, the holding company for Newberry Federal Savings Bank located I n Newberry, South Carolina.  The merger enabled First Community to increase its market share in the Midlands of South Carolina. The total purchase price was $49,273,493, including $18,342,357 in cash, 1,169,898 shares of our common stock valued at $27,258,623, stock options valued at $2,587,000 and direct acquisition cost of $1,085,513.  The value of the common stock issued was determined based on the average closing price over the six day period beginning two days before and ending three days after the terms of the acquisition were agreed to and announced.  The intangible assets acquired in conjunction with the purchase are core deposit intangible and goodwill.  The core deposit intangible is being written off over a period of seven years using the straight-line method.  The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible for tax purposes.

Note 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2005:
State and local government	$5,653830	$58,316	$25,698	$5,686,448
OO Other	60,000	—	—	60,000
	$5,713,830	$58,316	$25,698	5,746,448
December 31, 2004:
State and local government	$6,005,745	$144,919	$12,966	6,137,698
Other	10,000	—	—	10,000
	$6,015,745	$144,919	$12,966	$6,147,698

AVAILABLE-FOR-SALE:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

December 31, 2005:
US Treasury securities	$999,848	$—	$7,973	$991,875
US Government agency securities	58,674,004	671	1,195,657	57,479,018
Mortgage-backed securities	70,967,405	61,117	1,234,803	69,793,719
State and local government	249,359	3,881	---	253,240
Equity and other securities	45,419,667	19,519	3,299,268	42,139,918
	$176,310,283	$85,188	$5,737,701	$170,657,770

December 31, 2004:
US Treasury securities	$999,546	$-	$1,734	$997,812
US Government agency securities	64,106,098	47,693	398,390	63,755,401
Mortgage-backed securities	71,096,802	155,312	196,538	71,055,576
Equity and other securities	55,148,097	189,631	1,136,210	54,201,518
	$191,350,543	$392,636	$1,732,872	$190,010,307

At December 31, 2005, equity and other investments in securities available for sale included the following recorded at fair value: Federal Home Loan Mortgage Corporation preferred stock of $16,125,200, Federal National Mortgage Association preferred stock of $12,088,560, corporate bonds of $8,607,057, Federal Home Loan Bank Stock of $2,351,200, Federal Reserve Bank Stock of $1,624,500, mutual funds of $1,233,452 and community bank stocks of $110,000. At December 31, 2004, equity and other investment securities available for sale included the following recorded at fair value: Federal Home Loan Mortgage Corporation preferred stock of $23,159,175, Federal National Mortgage Association preferred stock of $18,969,620, corporate bonds of $7,754,246, Federal Home Loan Bank Stock of $2,631,000, Federal Reserve Bank Stock of $308,200, mutual funds of $1,269,276 and community bank stocks of $110,000

For the year ended December 31, 2005, proceeds from the sale of securities available-for-sale amounted to $39,071,729. Gross realized gain amounted to $294,661 and gross realized losses amounted to $106,243 in 2005.  For the year ended December 31, 2004, proceeds from the sales of securities available-for-sale amounted to $56,586,668. Gross realized gains amounted to $16,119 and gross realized losses amounted to $4,738 in 2004. The tax provision applicable to the realized net gains was approximately $65,000 and $3,400 for 2005 and 2004, respectively.  There were no sales of securities in 2003.

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$330,363	$331,432	$26,972,096	$26,741,927
Due after one year through five years	3,152,139	3,171,475	80,214,252	$78,403,274
Due after five years through ten years	2,231,328	2,243541	21,315,164	$20,865,846
Due after ten years	---	---	47,808,771	$44,646,723
	$5,713,830	$5,746,448	$176,310,283	$170,657,770

Securities with an amortized cost of $49,941,250 and fair value of $48,957,410 at December 31, 2005, were pledged to secure FHLB Advances, public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2005.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and US
Government agency securities	$4,531,185	$73,959	$50,689,215	$1,129,671	$55,220,400	$1,203,630
Federal agency mortgage-backed securities	12,631,631	272,280	20,596,312	562,265	33,227,943	834,545
Non-agency mortgage-backed securities	11,748,240	160,835	10,332,955	239,423	22,081,195	400,258
FNMA and FHLMC preferred stock	---	---	28,213,718	3,140,111	28,213,718	3,140,111
Corporate bonds	499,500	19	1,872,218	123,314	2,371,718	123,333
Other	1,233,452	35,824	---	---	1,233,452	35,824
	30,644,008	542,917	111,704,418	5,194,784	142,348,426	5,737,701
Held-to-maturity securities:
State and local government	495,600	4,400	1,382,203	21,298	1,877,803	25,698
Total	$31,139,608	$547,317	$113,086,621	$5,216,082	$144,226,229	$5,763,399

U.S. Treasury and U. S.Government agency securities: The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005

Federal Agency Mortgage-Backed Securities: The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31,2005.

Non-agency Mortgage-Backed Securities: The unrealized losses on the Company’s investment in non-agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are current and none of the obligations are deemed to be invested in high risk tranches. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31,2005.

FNMA and FHLMC Preferred Stock: All of the agency preferred stock securities held by the Company are adjustable rate securities. The securities reprice over periods ranging from three months to five years. The current cost basis of substantially all of these securities is at a discount to the stated par value. Over the last twelve to eighteen months the issuers of these agency preferred securities, FNMA and FHLMC have come under considerable regulatory scrutiny regarding misrepresentations relative to accounting practices. The rating agencies have expressed concern over the rating of the securities but there have been no significant downgrades in the ratings of the issuers and these securities are rated Aa3 (Moody’s). Given the adjustable rate nature of the securities each of the dividend rates will adjust to a level more in line with current or future interest rates at a preset time in the future. Based on the evaluation by the Company and the ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2005.

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with three different issuers. The unrealized losses were caused by increases in interest rates. Each of these bonds is rated A+ or better (S&P) and there have been no downgrades during the last twelve months. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at December 31, 2005.

Note 5 - LOANS

Loans summarized by category are as follows:

	December 31,
	2005	2004
Commercial, financial and agricultural	$22,090,454	$19,001,033
Real estate - construction	19,955,124	8,065,516
Real estate - mortgage
Commercial	112,914,726	96,811,130
Residential	37,251,173	35,438,373
Consumer	29,456,155	27,455,292
	$221,667,632	$186,771,344
  Activity in the allowance for loan losses was as follows:

	December 31,
	2005	2004	2003
Balance at the beginning of year	$2,763,988	$1,705,082	$1,525,308
Allowance purchased in acquisition	—	994,878	—
Provision for loan losses	328,679	245,000	167,000
Charged off loans	(521,278)	(293,479)	(235,183)
Recoveries	129,258	112,507	247,957
Balance at end of year	$2,700,647	$2,763,988	$1,705,082

At December 31, 2005, the Bank had $101,000 loans in a non accrual status.  Loans classified impaired at December 31, 2005 and 2004 totaled $101,000 and $0.00.  These loans were recorded at or below fair value.  The average recorded investment in loans classified as impaired for the years ended December 31, 2005 and 2004 amounted to $315,860 and $149,084, respectively.

Loans outstanding to Bank directors, executive officers and their related business interests amounted to $4,182,129 and $2,318,853 at December 31, 2005 and 2004, respectively.  Repayments on these loans during the year ended December 31, 2005 were $332,642 and loans made amounted to $2,195,918.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2005	2004

Land	$5,146,966	$4,906,222
Premises	7,862,983	7,174,008
Equipment	4,734,620	4,245,711
Construction in progress	2,227,941	1,050,855
	19,972,510	17,376,796
Accumulated depreciation	3,990,481	3,063,706
	$15,982,029	$14,313,090

Provision for depreciation included in operating expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $926,776, $761,277 and $631,356, respectively.

The company has entered into a contract to construct an approximate 28,000 square foot administrative center adjacent to it current main office. The total contract is approximately $3,400,000. In addition, the company is building a new branch office to replace an existing modular office site the total contract cost of the branch building is approximately $600,000. The company has disbursed approximately $1,400,000 and $550,000 on the administrative center and branch office at December 31, 2005, respectively.

Note 7 - INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
	2005	2004
Core deposit premiums, gross carrying amount	$4,148,273	$4,148,273
Accumulated amortization	(1,381,199)	(786,458)
Net	$2,767,074	$3,361,815

Amortization of the core deposit intangibles amounted to $594,741, $279,685 and $178,710 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization is estimated to be approximately $595,000 for each of the next five years.

With the acquisition of DutchFork Bancshares the company acquired certain bank-owned life insurance policies that provide benefits to various employees and officers.  The carrying value of these policies at December 31, 2005 and 2004 was $5,811,302 and $5,560,208, respectively and are included in other assets.

  Note 8 - DEPOSITS

At December 31, 2005, the scheduled maturities of Certificates of Deposits are as follows:

2006	$107,141,189
2007	19,082,029
2008	4,632,144
2009	14,412,677
2010	10,852,883
$156,120,922

Note 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.  The weighted average interest rate at December 31, 2005 and 2004, was 3.38% and 0.71%, respectively. The maximum month-end balance during 2005 and 2004 was $14,858,500 and $7,564,700 respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

Other borrowed money at December 31, 2005 and 2004 consisted of $169,233 and $184,593, respectively which was due under the treasury tax and loan note program.

Note 10 - ADVANCES FROM FEDERAL HOME LOAN BANK AND LONG-TERM DEBT

Advances from the Federal Home Loan Bank of Atlanta at December 31, 2005 consisted of the following:

	2005		2004
Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2005		$—	2.08%	$2,500,000
2006	2.83%	1,500,000	2.83%	1,500,000
2008	3.42%	5,251,345	3.42%	10,709,697
2010	3.64%	27,305,787	3.64%	27,742,425
More than five years	1.00%	467,277		—
	3.54%	$34,524,409	3.46%	$42,452,122

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible single family loans, home equity lines of credit, second mortgage loans commercial real estate loans and multi family loans in the amount of $70,397,860 at December 31,

2005.  In addition, securities with a fair value of $8,050,723  have been pledged as collateral for advances as of December 31, 2005.  At December 31, 2004 loans in the amount of $69,531,000 and securities with a fair value of $18,393,735 were pledged as collateral for advances.  In addition, the company’s investment in Federal Home Loan Bank stock is pledged for advances.  Advances are subject to prepayment penalties.  The average advances during 2005 and 2004 were $41,290,862 and $14,314,420, respectively.  The average interest rate for 2005 and 2004 was 3.49% and 3.23%, respectively. The maximum outstanding amount at any month end was $46,613,103 and $42,556,961 for 2005 and 2004.

Purchase premiums included in advances acquired in the acquisition of DutchFork reflected in the advances maturing in 2008 and 2010 amount to $251,345 and $2,305,787 at December 31, 2005 and $709,697 and $2,742,425, at December 31, 2004.  The coupon rate on these advances are 5.67% and 5.76%, respectively.

On September 16, 2004, FCC Capital Trust I (Trust I), a wholly owned subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15,000,000. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points.  The distributions are cumulative and payable in arrears.  The company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034.  The Trust I securities are mandatorily redeemable upon maturity of September 16, 2034.  If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I securities may be redeemed in whole but not in part, at any time prior to September 16, 2009 following the occurrence of a tax event, a capital treatment event or an investment company event.  Currently these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations.  The company has no current intention to exercise its right to defer payments of interest on the Trust I securities.

Note 11 - INCOME TAXES

Income tax expense for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Year ended December 31
	2005	2004	2003
Current
Federal	$137,642	$651,304	$869,508
State	83,545	104,072	97,727
	221,187	755,376	967,235
Deferred
Federal	737,272	197,474	6,749
State	74,145	10,000	(9,094)
	811,413	207,474	(2,345)
Change in valuation allowance	—	—	—
Income tax expense	$1,032,600	$962,850	$964,890

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
	2005	2004	2003
Expected federal income tax expense	$1,402,592	$1,101,742	$939,206

State income tax net of federal benefit	104,075	37,584	64,600
Tax exempt interest	(73,999)	(64,126)	(61,300)
Nontaxable dividends	(321,912)	(101,821)
Increase in cash surrender value life insurance	(87,883)	(18500)	—
Other	9,727	7,971	22,384
	$1,032,600	$962,850	$964,890

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2005	2004
Assets:
Provision for bad debts	$971,980	$994,777
Excess tax basis of deductible intangible assets	165,998	131,376
Premium on purchased FHLB Advances	920,329	1,242,441
Net operating loss carry forward	4,353,842	5,161,156
Excess tax basis of assets acquired	488,534	488,534
Unrealized loss on available-for sale-securities	2,046,309	482,359
Compensation expense deferred for tax purposes	144,915	453,385
Other	676,360	859,779
Deferred tax asset	9,768,267	9,813,807
Liabilities:
Tax depreciation in excess of book depreciation	149,713	266,919
Excess tax basis of non-deductible intangible assets	862,174	1,012,121
Excess financial reporting basis of assets acquired	948,074	1,022,207
Income tax bad debt reserve recapture adjustment	1,196,952	1,653,746
Other	66,946	66,943
Total deferred tax liabilities	3,223,859	4,021,936
Net deferred tax asset recognized	$6,544,408	$5,791,871

At December 31, 2005, the company has net operating loss carry forwards for state and federal income tax purposes of $12,097,000 available to offset future taxable income through 2023. There was no valuation allowance for deferred tax assets at either December 31, 2005 or 2004.  No valuation allowance has been established as it is management’s belief that realization of the deferred tax asset is more likely than not.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The amount of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.  The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale.  The change in the tax benefit related to unrealized losses on available for sale securities of $1,563,950 has been recorded directly to shareholders’ equity.  The balance of the change in the net deferred tax asset results from current period deferred tax expense of $811,413.

Note 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (SFAS 107), requires the Company to disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below.

Cash and short term investments - The carrying amount of these financial instruments (cash and due from banks, federal funds sold and securities purchased under agreements to resell) approximates fair value.  All mature within 90 days and do not present unanticipated credit concerns.

Investment Securities - Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans - The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans ‘would be made to borrowers with similar credit ratings and for the same remaining maturities.  As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

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

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$12,864,146	$12,864,146	$19,325,645	$19,325,645
Held-to-maturity securities	5,713,830	5,746,448	6,015,745	6,147,698
Available-for-sale securities	170,657,770	170,657,770	190,010,307	190,010,307
Loans receivable	221,667,632	218,651,290	186,771,344	183,609,011
Allowance for loan losses	2,700,647	—	2,763,988	—
Net loans	218,966,985	218,651,290	184,007,356	183,609,011
Accrued interest	2,001,957	2,001,957	1,660,972	1,660,972
Interest rate cap	192,898	192,898	—	—

Financial liabilities:
Non-interest bearing demand	$57,326,637	$57,326,637	$49,519,816	$49,519,816
NOW and money market accounts	106,337,887	106,337,887	98,846,828	98,846,828
Savings	29,818,705	29,818,705	35,370,267	35,370,267
Certificates of deposit	156,120,922	156,541,947	153,327,373	154,390,247
Total deposits	349,604,151	350,025,176	337,064,284	338,127,158
Federal Home Loan Bank Advances	34,524,409	32,590,242	42,152,122	41,422,224
Short term borrowings	13,975,633	13,975,633	7,734,493	7,734,493
Long-term debt	15,464,000	15,464,000	15,464,000	15,464,000
Accrued interest payable	2,053,833	2,053,833	1,015,435	1,015,435

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments.  At December 31, 2005 and 2004, the Bank had commitments to extend credit including unused lines of credit of $38,700,000 and $32,499,000, respectively.

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

The primary market area served by the Bank is Lexington, Richland and Newberry Counties within the Midlands of South Carolina.  Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the bank’s risk based capital, or approximately $9.7 million. Based on this criteria, the Bank had three such concentrations at December 31, 2005, including $29.6 (13.4% of total loans) million to lessors of residential properties, $29.2 million (13.1% of total loans) of lessors of non-residential properties and $10.4 million (4.7% of total loans) to religious organizations.   Although, the Bank’s loan portfolio as well as existing commitments reflect the diversity of its primary market area, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of the area.

The nature of the business of the company and bank may at times result in a certain amount of litigation.  The bank is involved in certain litigation that is considered incidental to the normal conduct of business.  Management believes that the liabilities, if any, resulting from the proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of the company.

At December 31, 2005, the Bank had entered into an interest rate cap agreement with a notional amount of $10.0 million with an interest rate cap on three month LIBOR of 4.50% expiring on September 1, 2009. The agreement was entered into to protect assets and liabilities from the negative effects of increasing interest rates. The agreement provides for a payment to the Bank of the difference between the cap rate of interest and the market rate of interest. The Bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The Bank’s exposure to market risk of loss is limited to the market value of the cap. At December 31, 2005, the market value was $192,898. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The Bank has not received any payments under the terms of the contract. During the year ended December 31, 2005, the bank recognized $37,898 in other income to reflect the increase in the value of the contract.

DutchFork had entered into several interest rate cap agreements prior to the date of acquisition. These included two agreements with notional amounts of $40.0 million and $20.0 million with one month LIBOR cap rates of 3.5% and 3.0%, respectively. These agreements expired on November 15, 2004. In addition, they had two agreements with notional amounts of $25.0 million each with a one month LIBOR cap rate of 7.0%. These agreements expired on March 18, 2005. Due to the cap rate and the short period to expiration, these interest rate caps had no market value at the date of acquisition. The Company received no payments on these agreements and recorded no change in value during any period as they never regained their value from the date of acquisition until expiration.

Note 14 - OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	December 31,
	2005	2004	2003
Data processing	$199,347	$127,031	$87,161
Supplies	262,251	190,972	126,063
Telephone	291,911	205,908	146,940
Correspondent services	167,442	140,182	75,931
Insurance	246,132	149,482	113,064
Postage	164,260	110,798	84,512
Professional fees	414,726	189,525	194,380
Other	815,022	513,572	372,587
	$2,561,091	$1,627,470	$1,200,638

Note 15 - STOCK OPTIONS

The Company has adopted a Stock Option Plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2005 the Company has 104,750 shares reserved for future grants. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. Options are exercisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2005, 2004 and 2003 are summarized as follows.
	Shares	Weighted Average Exercise Price
Outstanding January 1, 2003	158,501	$9.66
Exercised	6,923	8.54
Granted	3,500	18.84
Forfeited	4,315	11.78
Outstanding December 31, 2003	150,763	9.91
Exercised	15,409	9.01
Granted	3,000	22.17
Granted in acquisition	180,685	9.23
Forfeited	1,602	13.67
Outstanding December 31, 2004	317,437	9.66
Exercised	52,845	8.57
Granted	63,500	20.20
Forfeited	—	—
Outstanding December 31, 2005	328,092	$11.87
Exercisable at December 31, 2005	328,092	$11.87

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The board of directors upon recommendation of the Human Resources Committee approved accelerating the vesting of 67,000 unvested stock options. The accelerated vesting is effective as of December 31, 2005. All of the other terms and conditions applicable to the outstanding stock options remained unchanged. The decision to accelerate vesting of these options will avoid recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123R. In the Company’s view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. The future pre-tax compensation expense that will be avoided using estimated Black-Scholes value calculations, and based upon the effective date of January 1, 2006, is expected to be approximately $123,000, $76,000 and $45,000 in fiscal years 2006, 2007 and 2008, respectively. The acceleration meets the criteria for variable accounting under FIN No. 44. Under the provisions of FIN No. 44 the acceleration did not result in any pre-tax charge to earnings in the year ended December 31, 2005.

The following summarizes pro-forma data in accordance with SFAS 123 including the effects of the acceleration for the year ended December 31, 2005:

	Year ended December 31,
	2005	2004	2003

Net income, pro-forma	$2,792,578	$2,179,236	$1,772,921
Basic earnings/loss per common share, pro-forma	$0.99	$1.15	$1.11
Diluted earnings loss per common share, pro-forma	$0.94	$1.09	$1.07

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model.  The weighted average fair value of options granted, excluding those issued in the Dutch Fork acquisition, during 2005, 2004 and 2003 was $6.87, $7.15 and $5.62.  Those granted in conjunction with the acquisition in 2004 had an average fair value of $14.32.

In calculating the pro-forma disclosures, the fair value of options granted is estimated as of the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	1.0%	1.0%	0.9%
Expected volatility	24.3%	24.8%	25.4%
Risk-free interest rate	4.3%	4.3%	3.0%
Expected life	8 Years	7 Years	7 Years

Note 16 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401 (k) plan which covers substantially all employees.  Participants may contribute up to the maximum allowed by the regulations.  During the year ended December 31, 2005, 2004 and 2003 the plan expense amounted to $102,130, $137,177 and $106,398 respectively. The Company matches 50% of an employee’s contribution up to a 6.00% participant contribution.

The Company acquired various single premium life insurance policies from DutchFork that are funding fringe benefits to certain employees and officers. The cash surrender value at December 31, 2005 was $5,811,302. A Salary Continuation Plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Expenses accrued for the anticipated benefits for the year ended December 31, 2005 amounted to $95,427. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the Company receiving the remainder, thereby recovering its investment in the policies.

Note 17 - EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Year ended December 31,
	2005	2004	2003
Numerator (Included in basic and diluted earnings per share)	$3,092,671	$2,184,985	$1,797,481

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	2,834,404	1,903,209	1,590,052
Dilutive securities:
Stock options - Treasury stock method	134,104	102,536	70,925
Diluted earnings per share	2,968,508	2,005,745	1,660,977

The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2005, 2004 and 2003 was $19.15, $21.67 and $18.71, respectively.

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

At December 31, 2005, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized the bank must maintain minimum Tier 1 capital, total risk- based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively.  There are no conditions or events since that notification that management believes have changed the bank’s well capitalized status.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Bank and the Company are as follows:

	Actual		Required to be Categorized Adequately Capitalized		Required to be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
First Community Corporation
Tier 1 Capital	$40,898,000	13.24%	$12,354,000	4.00%	N/A	N/A
Total Risked Based Capital	43,599,000	14.12%	24,709,000	8.00%	N/A	N/A
Tier 1 Leverage	40,898,000	9.29%	17,616,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$36,179,000	11.75%	$12,320,000	4.00%	$18,479,000	6.00%
Total Risked Based Capital	38,880,000	12.62%	24,640,000	8.00%	30,799,000	10.00%
Tier 1 Leverage	36,179,000	8.16%	17,740,000	4.00%	22,176,000	5.00%

December 31, 2004
First Community Corporation
Tier 1 Capital	$37,485,000	12.91%	$11,612,000	4.00%	N/A	N/A
Total Risked Based Capital	40,249,000	13.86%	23,224,000	8.00%	N/A	N/A
Tier 1 Leverage	37,485,000	8.51%	17,614,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$33,158,000	11.46%	$11,576,000	4.00%	$17,364,000	6.00%
Total Risked Based Capital	35,922,000	12.41%	23,152,000	8.00%	28,940,000	10.00%
Tier 1 Leverage	33,158,000	7.64%	17,367,000,	4.00%	21,703,000	5.00%

Under applicable federal law, the Comptroller of the Currency restricts a national bank’s total dividend payments in any calendar year to net profits of that year combined ‘with retained net profits for the two preceding years At December 31, 2005 there was $6,347,000 of retained net profits free of such restriction.

 Note 19 - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
	2005	2004
Assets:
Cash on deposit	$3,511,344	$3,051,478
Securities purchased under agreement to resell	66,842	15,304
Investment securities available-for-sale	1,360,000	1,360,000
Investment in bank subsidiary	61,048,462	61,135,575
Other	494,154	537,321
Total assets	$66,480,802	$66,099,678

Liabilities:
Long-term debt	$15,464,000	$15,464,000
Other	250,017	172,989
Total liabilities	15,714,017	15,636,989

Shareholders’ equity	50,766,785	50,462,689
Total liabilities and shareholders’ equity	$66,480,802	$66,099,678

Condensed Statements of Operations

	Year ended December 31,
	2005	2004	2003
Income:
Interest income	$51,323	$72,795	$75,711
Dividend income from bank subsidiary	1,327,125	366,000	225,160
Equity in undistributed earnings of subsidiary	2,715,875	2,073,865	1,556,937
Total income	4,094,323	2,512,660	1,857,808
Expenses:
Interest expense	885,344	214,813	—
Other	116,308	112,862	60,327
Total expense	1,001,652	327,675	60,327
Income before taxes	3,092,671	2,184,985	1,797,481
Income taxes	—	—	—
Net Income	$3,092,671	$2,184,985	$1,797,481

Condensed Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net Income	$3,092,671	$2,184,985	$1,797,481
Adjustments to reconcile net income to net cash used by operating activities
Increase in equity in undistributed earnings of subsidiary	(2,715,875)	(2,073,865)	(1,556,937)
Other-net	120,200	84,600	(54,105)
Net cash provided (used) by operating activities	496,996	195,720	186,439

Cash flows from investing activities:
Purchase of investment security available-for-sale	—	(110,000)	(1,250,000)
Maturity of investment security available-for-sale	—	—	1,750,000
Investment in bank subsidiary	—	(2,897,905)	—
Net cash disbursed in business combination	—	(11,131,142)	—
Net cash provided (used) by investing activities	—	(14,139,047)	500,000

Cash flows from financing activities:
Cash in lieu of fractional shares	—	—	—
Dividends paid	(565,432)	(381,878)	(301,973)
Proceeds from issuance of long-term debt	—	15,000,000	—
Proceeds from issuance of common stock	579,840	315,430	100,586
Net cash provided by financing activities	14,408	14,933,552	(201,387)

Increase in cash and cash equivalents	511,404	990,225	485,052
Cash and cash equivalent, beginning of period	3,066,782	2,076,557	1,591,505
Cash and cash equivalent, end of period	$3,578,186	$3,066,782	$2,076,557

Note 20 - SUBSEQUENT EVENTS

On January 19, 2006, the Company entered into an Agreement and Plan of Merger (Agreement) with DeKalb Bankshares (DeKalb), the holding company for The Bank of Camden (Bank of Camden).  The Agreement provides, among other things, that DeKalb will merge with and into First Community with First Community as the surviving entity.  Immediately following the merger, Bank of Camden will merge with and into First Community Bank, N.A., with First Community Bank, N.A. being the surviving entity.

Pursuant to the Agreement, each share of DeKalb common stock issued and outstanding immediately before the Effective Date (as defined in the Agreement) will be converted into the right to receive $3.875 in cash and 0.60705 shares of First Community common stock. Assuming no DeKalb shareholders exercise dissenters’ rights, and assuming the total number of outstanding shares of DeKalb common stock immediately prior to the effective time is 610,139, First Community will issue an aggregate of 370,384 shares of stock and $2,364,289 in cash.  Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Agreement by the shareholders of DeKalb and approval by the appropriate regulatory agencies.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 17, 2006.

We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at: www.firstcommunitysc.com.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 17, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2005.  All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)

Equity compensation plans approved by security holders(1)	147,407	$15.10	104,750

Total(2)	147,407	$15.10	104,750

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

The additional information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 17, 2006.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 17, 2006.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 17, 2006.

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in shareholders’ Equity and Comprehensive Inc for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements

(2)     Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)        Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1         Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 of the company’s Form 8-K filed on January 20, 2006).

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

10.5                           Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).*

10.6                           Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).*

10.7       First Amendment to the First Community Corporation 1999 Stock Incentive Plan.*

10.8       Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K filed on August 15, 2005).

10.9	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*

10.10
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and Steve P. Sligh dated April 12, 2004 (incorporated by reference to Exhibit 10.6 to the company’s Registration Statement No. 333-116242 on Form S-4).*

10.11
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and J. Thomas Johnson dated April 12, 2004 (incorporated by reference to Exhibit 10.7 to the company’s Registration Statement No. 333-116242 on Form S-4).*

10.12
Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank N.A., and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K filed on September 15, 2005).*

21.1                           Subsidiaries of the company.

23                                    Consent of Independent Registered Public Accounting Firm

24.1                           Power of Attorney (contained on the signature page hereto).

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer.

32                                    Section 1350 Certifications.

* Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Bogan	Director	March 15, 2006
Richard K. Bogan

/s/ Thomas C. Brown	Director	March 15, 2006
Thomas C. Brown

/s/ Chimin J. Chao	Director	March 15, 2006
Chimin J. Chao

/s/ Michael C. Crapps	Director, President,	March 15, 2006
Michael C. Crapps	& Chief Executive Officer

/s/ Hinton G. Davis	Director	March 15, 2006
Hinton G. Davis

/s/ Anita B. Easter	Director	March 15, 2006
Anita B. Easter

/s/ O. A. Ethridge	Director	March 15, 2006
O. A. Ethridge

/s/ George H. Fann, Jr.	Director	March 15, 2006
George H. Fann, Jr.

/s/ J. Thomas Johnson	Director, Vice Chairman of the Board,	March 15, 2006
J. Thomas Johnson	& Executive Vice President

/s/ W. James Kitchens, Jr.	Director	March 15, 2006
W. James Kitchens, Jr.

/s/ James C. Leventis	Director, Chairman of the	March 15, 2006
James C. Leventis	Board, & Secretary

/s/Alexander Snipes, Jr.	Director	March 15, 2006
Alexander Snipes, Jr.

/s/ Loretta R. Whitehead	Director	March 15, 2006
Loretta R. Whitehead

/s/ Mitchell M. Willoughby	Director	March 15, 2006
Mitchell M. Willoughby

/s/ Joseph G. Sawyer	Chief Financial Officer	March 15, 2006
Joseph G. Sawyer	and Principal Accounting Officer

Exhibit List

2.1        Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 of the company’s Form 8-K filed on January 20, 2006).

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

10.5                           Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).*

10.6                           Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).*

10.7       First Amendment to the First Community Corporation 1999 Stock Incentive Plan.*

10.8      Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K filed on August 15, 2005).

10.9	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*

10.10
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and Steve P. Sligh dated April 12, 2004 (incorporated by reference to Exhibit 10.6 to the company’s Registration Statement No. 333-116242 on Form S-4).

10.11
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and J. Thomas Johnson dated April 12, 2004 (incorporated by reference to Exhibit 10.7 to the company’s Registration Statement No. 333-116242 on Form S-4).

10.12
Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A. and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K filed on September 15, 2005).

21.1                           Subsidiaries of the company.

23                                    Consent of Independent Registered Public Accounting Firm

24.1                           Power of Attorney (contained on the signature page hereto).

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer.

 31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer.

 32                                    Section 1350 Certifications.