Form 10-Q
period 2006-03-31
FIRST COMMUNITY CORP /SC/
filed 2006-05-12
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requited to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                   Large accelerated filer                           Accelerated filer                      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
  Yes        No

        Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On April 30, 2006, 2,893,246 shares of common stock, par value $1.00 per share, were issued and outstanding.

    TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
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
   Item 4. Controls and Procedures

PART II – OTHER INFORMATION
   Item 1. Legal Proceedings
   Item 1A. Risk Factors
   Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits

INDEX TO EXHIBITS
SIGNATURES
EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 1350 CERTIFICATIONS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Cash and due from banks	$12,184,391	$11,701,764
Interest-bearing bank balances	951,831	83,178
Federal funds sold and securities purchased under
agreements to resell	21,865,940	1,079,204
Investment securities - available for sale	160,785,071	170,657,770
Investment securities - held to maturity (market value of
$5,731,754 and $5,746,448 at March 31, 2006 and
December 31, 2005, respectively)	5,707,380	5,713,830
Loans	229,620,896	221,667,632
Less, allowance for loan losses	2,805,900	2,700,647

Net loans	226,814,996	218,966,985
Property, furniture and equipment - net	17,014,226	15,982,029
Goodwill	24,256,020	24,256,020
Intangible assets	2,618,389	2,767,074
Other assets	15,698,620	16,247,239

Total assets	$487,896,864	$467,455,093

LIABILITIES
Deposits:
Non-interest bearing demand	$62,082,161	$57,326,637
NOW and money market accounts	107,909,048	106,337,887
Savings	30,871,805	29,818,705
Time deposits less than $100,000	104,623,257	100,612,256
Time deposits $100,000 and over	67,265,239	55,508,666

Total deposits	372,751,510	349,604,151
Securities sold under agreements to repurchase	14,759,900	13,806,400
Federal Home Loan Bank advances	29,158,672	34,524,409
Long-term debt	15,464,000	15,464,000
Other borrowed money	124,392	169,233
Other liabilities	3,208,555	3,120,115

Total liabilities	435,467,029	416,688,308

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding
2,893,246 at March 31, 2006 and 2,848,627 at December
31, 2005	2,893,246	2,848,627
Additional paid in capital	42,667,382	42,352,205
Retained earnings	9,933,549	9,240,088
Accumulated other comprehensive income (loss)	(3,064,342)	(3,674,135)

Total shareholders' equity	52,429,835	50,766,785

Total liabilities and shareholders' equity	$487,896,864	$467,455,093

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended March 31,
	2006	2005
Interest and dividend income:
Loans, including fees	$4,015,522	$3,014,636
Investment securities	1,769,725	1,765,414
Federal funds sold and securities purchased
under resale agreements	141,317	73,757
Other	10,453	10,568

Total interest income	5,937,017	4,864,375

Interest expense:
Deposits	1,928,292	1,106,333
Federal funds sold and securities sold under agreement
to repurchase	127,011	36,344
Other borrowed money	554,275	551,918

Total interest expense	2,609,578	1,694,595

Net interest income	3,327,439	3,169,780
Provision for loan losses	119,700	66,000

Net interest income after provision for loan losses	3,207,739	3,103,780

Non-interest income:
Deposit service charges	544,537	282,033
Mortgage origination fees	114,343	78,552
Commissions on sale of non-deposit investment products	101,184	27,649
Gain (loss) on sale of securities	(69,382)	181,097
Gain on early extinguishment of debt	159,416	-
Other	300,761	169,972

Total non-interest income	1,150,859	739,303

Non-interest expense:
Salaries and employee benefits	1,694,458	1,509,452
Occupancy	207,694	185,306
Equipment	285,163	329,583
Marketing and public relations	71,391	87,629
Amortization of intangibles	148,685	148,685
Other	761,421	524,532

Total non-interest expense	3,168,812	2,785,187

Net income before tax	1,189,786	1,057,896
Income taxes	353,500	277,630

Net income	$836,286	$780,266

Basic earnings per common share	$0.29	$0.28

Diluted earnings per common share	$0.28	$0.26

FIRST COMMUNITY CORPORATION
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income (Loss)
Three Months ended March 31, 2006 and March 31, 2005

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (loss)	Total
Balance, December 31, 2004	2,788,902	$ 2,788,902	$41,832,090	$ 6,712,849	$(871,152)	$50,462,689
Comprehensive Income:
Net income				780,266		780,266
Other comprehensive loss:
Unrealized loss arising during
period net of income tax
benefit of ($1,073,105)					(1,992,917)
Less: reclassification for
gains included in net
income, net of tax of $63,384					(117,713)

Other comprehensive loss					(2,110,630)	(2,110,630)

Comprehensive income (loss)						(1,330,364)

Dividends paid ($0.05 per share)				(139,445)		(139,445)
Exercise of stock options	40,688	40,688	311,163			351,851
Dividend reinvestment plan	1,372	1,372	25,059			26,431

Balance, March 31, 2005	2,830,962	$ 2,830,962	$42,168,312	$ 7,353,670	$(2,981,782)	$ 49,371,162

Balance, December 31, 2005	2,848,627	$ 2,848,627	$42,352,205	$ 9,240,088	$(3,674,135)	$ 50,766,785
Comprehensive Income:
Net income				836,286		836,286
Other comprehensive income:
Unrealized gain arising during
period net of income tax
expense of ($304,065)					564,695
Less: reclassification adjustmen
for loss included in net incom
net of tax benefit of $24,283					45,098

Other comprehensive income					609,793	609,793

Comprehensive income						1,446,079
Dividends paid ($0.05 per share)				(142,825)		(142,825)
Exercise of stock options	42,629	42,629	282,136			324,765
Dividend reinvestment plan	1,990	1,990	33,041			35,031

Balance, March 31, 2006	2,893,246	$ 2,893,246	$42,667,382	$ 9,933,549	$(3,064,342)	$ 52,429,835

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$836,286	$780,266
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	227,880	245,300
Premium amortization (Discount accretion)	(112,608)	(157,119)
Provision for loan losses	119,700	66,000
Amortization of intangibles	148,685	148,685
(Gain) loss on sale of securities	69,382	(181,097)
Gain on early extinguishment of debt	(159,416)	-
(Increase) decrease in other assets	220,271	(204,462)
Increase (decrease) in accounts payable	88,440	(485,034)

Net cash provided in operating activities	1,438,620	212,539

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(9,034,839)	(32,882,704)
Maturity of investment securities available-for-sale	4,943,810	6,249,197
Proceeds from sale of securities available-for-sale	14,828,316	33,282,622
Maturity of investment securities held-to-maturity	-	325,000
Increase in loans	(7,967,711)	(3,330,980)
Purchase of property and equipment	(1,260,077)	(324,877)

Net cash from investing activities	1,509,499	3,318,258

Cash flows from financing activities:
Increase in deposit accounts	23,147,359	700,318
Advances from the Federal Home Loan Bank	9,000,000	480,000
Repayment of advances from the Federal Home Loan Bank	(14,083,092)	(1,000,000)
Increase in securities sold under agreements to repurchase	953,500	138,100
Decrease in other borrowings	(44,841)	(28,353)
Exercise of stock options	324,765	351,851
Dividend reinvestment plan	35,031	26,431
Dividends paid	(142,825)	(139,445)

Net cash provided from financing activities	19,189,897	528,902

Net increase in cash and cash equivalents	22,138,016	4,059,699
Cash and cash equivalents at beginning
of period	12,864,146	19,325,645

Cash and cash equivalents at end of period	$35,002,162	$23,385,344

Supplemental disclosure:
Cash paid during the period for:
Interest	$2,787,328	$1,744,970
Taxes	$-	$-
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$938,141	$(3,247,119)

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2006 and December 31, 2005, the Company’s results of operations for the three months ended March 31, 2006 and 2005; and the Company’s cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three ended March 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2005 Annual Report on Form 10-KSB should be referred to in connection with these unaudited interim financial statements. As of December 31, 2004, the Company no longer met the requirements to qualify as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”). All reports of the Company, beginning with the Form 10-Q for the quarter ended March 31, 2005, are presented in accordance with Regulation S-K. The Company, however, is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, the Company qualifies for the extended compliance period with respect the accountants report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No.2.

Note 2 – Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months
	ended March 31,
	2006	2005
Numerator (Included in basic and
diluted earnings per share)	$836,286	$780,266

Denominator
Weighted average common shares
outstanding for:
Basic earnings per share	2,870,884	2,812,835
Dilutive securities:
Stock options - Treasury
stock method	109,738	133,008

Diluted earnings per share	2,980,622	2,945,843

The average market price used in
calculating assumed number of shares	$18.32	$20.04

Note 3 – Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt, and the Company has adopted effective January 1, 2006, the new standard using a modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

At December 31, 2005, the Company had a stock-based payment plan for directors, officers and other key employees, which is described below. Prior to January 1, 2006, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) which requires expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, or settled on or after January 1, 2006. The fair value at date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatilities. The expected term of share options granted is generally derived from historical experience.

As of March 31, 2006 there was no unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan. There was no compensation cost recognized during the three month period ended March 31, 2006 as all options had vested prior to January 1, 2006.

The Company’s stock option plan (“the Plan”), which was approved by shareholders, provides for stock options to be granted primarily to directors, officers and other key employees. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Share option awards have previously all been granted with an exercise price equal to the market price of the Company’s shares at the date of grant. The shares reserved under the option plan at March 31, 2006 amounted to approximately 190,000 shares.

Effective December 31, 2005, the vesting period for approximately 67,000 options awarded during 2003, 2004 and 2005 that would otherwise vest at various times through fiscal 2010 was accelerated, as more fully described in note 15 of the 2005 Annual Report to Shareholders. All other terms and conditions of the accelerated options remained unchanged as a result of the acceleration.

There were no options granted under the option plan during the quarter ended March 31, 2006. There were 63,500 options granted to officers and employees during the quarter ended March 31, 2005. The assumptions used in estimating the weighted average fair value for these options (using the Black-Sholes pricing model) included dividend yield of 1.0%, volatility of 24.3%, risk free interest rate of 4.3% and an expected life of 8 years.

At December 31, 2005, there were 328,092 options outstanding and exercisable with a weighted average exercise price of $11.87. During the quarter ended March 31, 2006, 42,629 options were exercised at an average exercise price of $7.62. At March 31, 2006, there were 285,463 options outstanding and exercisable with a weighted average exercise price of $12.50. Cash received during the three months ended March 31, 2006 from share option exercises amounted to $325,000.

Prior to adoption of SFAS 123R, the Company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. The following summarizes pro-forma data in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” for the three months ended March 31, 2005.

Net income as reported	$780,266
Less: Stock based compensation
using fair value method (net
of tax)	30,140

Pro forma net income	$750,126

Basic earnings per share
As reported	$0.28
Pro forma	$0.27
Diluted earnings per share
As reported	$0.26
Pro forma	$0.25

Note 4 — Agreement and Plan of Merger

On January 19, 2006 the Company entered into an agreement and Plan of Merger (“Agreement”) with DeKalb Bankshares, Inc. (“DeKalb”), the holding company for The Bank of Camden (Bank of Camden). The Agreement provides, among other things, that DeKalb will merge with and into the Company with the Company as the surviving entity. Immediately following the merger, Bank of Camden will merge with and into First Community Bank, N.A., with First Community Bank, N.A.., being the surviving entity.

Pursuant to the Agreement, each share of DeKalb common stock issued and outstanding immediately before the Effective Date (as defined in the Agreement) will be converted into the right to receive $3.875 in cash and 0.60705 shares of the Company’s common stock. Assuming no DeKalb shareholders exercise dissenters’ rights and assuming the total number of outstanding shares of DeKalb common stock immediately prior to the effective time is 610,139, the Company will issue an aggregate of 370,384 shares of stock and $2,364,289 in cash. Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Agreement by the shareholders of DeKalb, approval by the appropriate regulatory agencies, and other customary closing conditions.

Note 5 – Contract

The Company has entered into a contract to construct an approximate 28,000 square foot administrative center adjacent to its current main office. The total contract is approximately $3,400,000. At March 31, 2006 approximately $2,500,000 had been advanced under the term of the contract. It is anticipated that the building will be completed and occupied in July 2006.

Note 6 — Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the following:

•	the businesses of First Community and DeKalb Bankshares may not be integrated successfully or such integration may take longer to accomplish than expected;
•	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;
•	disruption from the merger may make it more difficult to maintain relationships with customers, employees, or suppliers;
•	the required governmental approvals of the merger may not be obtained on the proposed terms and schedule;
•	DeKalb shareholders may not approve the merger;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming lessfavorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes the our results of operations for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 and also analyzes our financial condition as of March 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-K.

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

Comparison of Results of Operations for Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005:

Net Income

Our net income for the three months ended March 31, 2006 was $836,000, or $.28 diluted earnings per share, as compared to $780,000, or $.26 diluted earnings per share, for the three months ended March 31, 2005. The increase in net income is due to an increase in net interest income due to additional earning assets as well as an increase in non-interest income. These increases were somewhat offset by an increase in non-interest expense during the two periods. Average earning assets were $405.3 million during the three months ended March 31, 2006 as compared to $386.0 million during the three months ended March 31, 2005. The increase in average earning assets resulted in an increase in net interest income of $158,000 in the first three months of 2006 as compared to the first three months of 2005. Non-interest income increased $412,000 in the first three months of 2006 as compared to the first three months of 2005. Non-interest expense increased $384,000 in the first three months of 2006 as compared to the first three months of 2005. Pleas refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2006 and 2005, along with average balances and the related interest income and interest expense amounts.

Net interest income was $3.3 million for the three months ended March 31, 2006 as compared to $3.2 million for the three months ended March 31, 2005. This increase was primarily due to increase in the level of earning assets. The yield on earning assets increased by 83 basis points due to the continued increasing rate environment throughout 2005 and the first three months of 2006. In addition, we continue to make progress in changing the mix of the earning asset portfolios. The investment portfolio and short term investments represented 44.2% of the interest earning assets in the three months ended March 31, 2006 as compared to 51.1% during the comparable period in 2005. Since the consummation of the merger with DutchFork Bankshares in October 2004, our objective has been to increase the percentage of earning assets in the loan portfolio as compared to other earning assets. This began by restructuring the investment portfolio in late 2004 and early 2005 in order to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher then yields on other types of earning assets and thus one of our goals will continue to be to grow the loan portfolio as a percentage of earning assets.

The yield on earning assets for the three months ended March 31, 2006 and 2005 was 5.94% and 5.11%, respectively. The cost of interest-bearing liabilities during the first three months of 2006 was 2.95% as compared to 1.96% in the same period of 2005. The increase in the cost of interest-bearing liabilities was a result of increasing interest rates throughout 2005 and the first quarter of 2006. The net interest margin was 3.33% for the three months ended March 31, 2006 and 2005. On a fully taxable equivalent basis, the net interest margin was 3.43% and 3.48% for the three months ended March 31, 2006 and 2005, respectively.

Provision and Allowance for Loan Losses

At March 31, 2006, the allowance for loan losses was $2.8 million, or 1.22% of total loans, as compared to $2.7 million, or 1.22% of total loans, at December 31, 2005. Our provision for loan loss was $120,000 for the three months ended March 31, 2006, as compared to $66,000 for the three months ended March 31, 2005. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At March 31, 2006, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $554,000 that were delinquent 30 days to 89 days. We had two loans in a nonaccrual status in the amount of $101,000 at March 31, 2006. Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified eight loans in the amount of $465,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses

	Three Month Ended
	March 31,
	2006	2005
(Dollars in thousands) Average loans outstanding	$225,989	$188,661

Loans outstanding at period end	$229,621	$190,071

Non-performing assets:
Nonaccrual loans	$101	$383
Loans 90 days past due still accruing	-	12
Foreclosed real estate	-	346

Total non-performing loans	$101	$741

Beginning balance of allowance	$2,701	$2,764
Loans charged-off:
1-4 family residential mortgage	-	-
Non-residential real estate	-	-
Home equity	-	-
Commercial	-
Installment & credit card	45	16

Total loans charged-off	45	16

Recoveries:
1-4 family residential mortgage	-	-
Non-residential real estate	5	-
Home equity	-	-
Commercial	12	37
Installment & credit card	13	5

Total recoveries	30	42

Net loan charge offs	15	(26)

Provision for loan losses	120	66

Balance at period end	$2,806	$2,856

Net charge -offs to average loans	0.01%	(0.01%)
Allowance as percent of total loans	1.22%	1.50%
Non-performing assets as % of total assets	0.02%	0.16%
Allowance as % of non-performing loans	2,778.2%	745.7%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2006		December 31, 2005
		% of		% of
		loans in		loans in
	Amount	Category	Amount	Category
Commercial, Financial
and Agricultural	$744	8.5%	$574	10.0%
Real Estate - Construction	361	8.6%	611	9.0%
Real Estate Mortgage:
Commercial	1,012	53.7%	953	50.9%
Residential	376	16.7%	275	16.8%
Consumer	169	12.5%	213	13.3%
Unallocated	144	N/A	75	N/A

Total	$2,806	100.0%	$2,701	100.0%

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

Non-interest Income and Non-interest Expense

Noninterest income during the first quarter of 2006 was $1.2 million as compared to $739,000 during the same period in 2005. The growth in noninterest income consisted of increases in deposit service charges of $263,000, mortgage origination fees of $36,000, commissions on the sale of non-deposit investment products of $74,000 and an increase in ATM debit card fees transaction and surcharge fees of $25,000. The increase in deposit service charges as well as ATM transaction and surcharge fees resulted from an increase in deposit balances and number of accounts between the two periods. In addition, during the fourth quarter of 2005 we introduced a formalized overdraft privilege program, which contributed to the increase in deposit service charges in the first quarter of 2006 as compared to the same period in 2005. Mortgage origination fees increased due to the continued relatively low mortgage loan rate environment as well as continued emphasis on this source of revenue. The increase in commissions on the sale of non-deposit investment products also resulted from a continued emphasis on this source of revenue. During the first quarter of 2005, we realized gains on the sale of securities in the amount of $181,000 as compared to a loss of $69,000 during the first quarter of 2006. The proceeds from the sale of securities in the first quarter of 2006 were used to pay down approximately $5.0 million in a Federal Home Loan Bank advance, which resulted in a gain on the early extinguishment of debt of $159,000. These advances were acquired in the DutchFork merger.

Other non-interest income included an increase of approximately $65,000 in the first quarter of 2006 as a result of recognizing the increase in the market value of the interest rate cap agreement acquired in the third quarter of 2005, discussed further in the “Market Risk Management” section. Total non-interest expense increased by $384,000 during the first quarter of 2006 as compared to the same quarter of 2005. Salaries and employee benefits increased $185,000 in the first quarter of 2006 as compared to the same period in 2005. There was a $237,000 increase in other expenses in the first quarter of 2006 as compared to the same period in 2005. This increase primarily results from an increase of $93,000 in consulting and professional fees and an increase of $33,000 in telephone and data communication expenses as a result of upgrading our network system.

The following is a summary of the components of other non-interest expense:

(In thousands)	Three months ended
	March 31,
	2006	2005
Data processing	$60	$42
Supplies	47	64
Telephone	100	67
Correspondent services	43	41
Insurance	62	57
Postage	41	37
Professional fees	174	82
Other	234	135

	$761	$525

Income Tax Expense

Our effective tax rate increased to 29.7% in the first quarter of 2006 as compared to 26.2% in the first quarter of 2005. The increase in the effective tax rate is primarily a result of the sale of certain available-for-sale investments during the first quarter of 2006. The investments paid dividends, a portion of which were non-taxable for federal tax purposes. Our effective tax rate is currently expected to remain 30.0% to 32.0% throughout the remainder of 2006.

Financial Position

Assets totaled $487.9 million at March 31, 2006 as compared to $467.5 million at December 31, 2005, an increase of $20.4 million, or 4.4%. Short-term investments (Federal funds sold and securities purchased under agreements to resell and interest-bearing bank balances) grew $21.6 million during the first quarter of 2006 from $1.2 million at December 31, 2005 to $22.8 million at March 31, 2006. Loans grew by $8.0 million during the three months ended March 31, 2006 from $221.7 million at December 31, 2005 to $229.6 million at March 31, 2006. At March 31, 2006, loans accounted for 54.8% of earning assets, as compared to 55.5% at December 31, 2005. The loan to deposit ratio at March 31, 2006 was 61.6% as compared to 63.4% at December 31, 2005. Investment securities decreased from $176.4 million at December 31, 2005 to $166.5 million at March 31, 2006. Throughout 2006, we will continue to focus on investing more of our assets in the higher earning loan portfolio as compared to the investment portfolio.

Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality. The increase in earning assets was primarily funded by a $23.1 million, or 6.6%, increase in deposits from December 31, 2005 to March 31, 2006. We currently do not accept brokered deposits and therefore our balance sheet continues to be primarily funded from deposit relationships within the markets we serve.

        The following table shows the composition of the loan portfolio by category:

(In thousands)	March 31,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$19,404	10.9%	$22,091	10.0%
Real estate:
Construction	19,857	5.1%	19,955	9.0%
Mortgage - residential	38,328	18.9%	37,251	16.8%
Mortgage - commercial	123,208	50.9%	112,915	50.9%
Consumer	28,824	14.2%	29,456	13.3%

Total gross loans	229,621	100.0%	221,668	100.0%

Allowance for loan losses	(2,806)		(2,701)

Total net loans	$226,815		$218,967

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes and advances on home equity lines of credit, secured by real estate, regardless of the purpose of the loan. Advances on home equity lines of credit are included in consumer loans. We follow the common practice of financial institutions in our market areas of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally we limit the loan-to-value ratio to 80%.

Market Risk Management

The effective management of market risk is essential to achieving our strategic financial objectives. Our most significant market risk is interest rate risk. We have established an Asset/Liability Management Committee (“ALCO”) to monitor and manage interest rate risk. The ALCO monitors and manages the pricing and maturity of assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The ALCO has established policy guidelines and strategies with respect to interest rate risk exposure and liquidity.

A monitoring technique employed by the ALCO is the measurement of interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

We are currently liability sensitive within one year. However, neither the “gap” analysis nor asset/liability modeling is precise indicators of our interest sensitivity position due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities. Through simulation modeling we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next twelve months.

During the quarter ended September 30, 2005, we entered into an interest rate cap agreement with a notional amount of $10.0 million expiring on September 1, 2009. The cap rate of interest is 4.50% and the index is the three-month LIBOR. The agreement was entered into to protect assets and liabilities from the negative effects of increasing interest rates. The agreement provides for a payment to us of the difference between the cap rate of interest and the market rate of interest. Our exposure to credit risk is limited to the ability of the counter party to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the market value of the cap. At March 31, 2006, the market value of this cap was $258,000. The gain or loss on the value of this contract is recognized in earnings on a current basis. We have not currently received any payments under the terms of the contract. During the quarter ended March 31, 2006, we recognized $65,000 in other income to reflect the increase in the value of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2006 and December 31, 2005 over twelve months.

Net Interest Income Sensitivity

Change
in short-
term
interest	March 31,	December 31,
rates	2006	2005
+200bp	+1.27%	+0.74%
+100bp	+0.95%	+0.75%
Flat	-	-
-100bp	-1.46%	-2.79%
-200bp	-6.65%	-8.30%

As a result of the size of the investment portfolio that was acquired in the DutchFork merger and the amount and type of fixed rate longer-term investments that were in the portfolio, we emphasized restructuring the portfolio in the fourth quarter of 2004 and continuing into the first quarter of 2005. The purpose was to shorten the average life of the portfolio and acquire investments that provided cash flow and/or were adjustable rate instruments. Although this resulted in a reduction in investment yield, we believe that the restructuring positioned us more appropriately for interest rate volatility and continues to provide a significant amount of additional cash flow to fund desired loan growth.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2006, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 8.4% as compared to 8.0% at December 31, 2005.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represents 37.4% of total assets at March 31, 2006. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 2006, the amount of certificates of deposits of $100,000 or more represented 18.0% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $40.8 million, including $19.7 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We are not aware of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, and the trust preferred offering completed in September 2004, we have maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing the necessary cash requirements needed for operations.

Total shareholders’ equity as of March 31, 2006 was $52.4 million as compared to $50.8 million at December 31, 2005. During the first quarter of 2006 we paid a $.05 per share dividend. We anticipate that the bank will remain a well-capitalized institution.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.1%, 13.1% and 8.3%, respectively at March 31, 2006 as compared to 11.8%, 12.6% and 8.2%, respectively at December 31, 2005. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were13.6%, 14.5% and 9.4%, respectively at March 31, 2006 as compared to 13.2%, 14.1% and 9.3%, respectively at December 31, 2005. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended March 31, 2006			Three months ended March 31, 2005
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$225,988,710	$4,015,522	7.21%	$188,660,877	$3,014,636	6.48%
Securities:	166,591,051	1,769,725	4.31%	184,689,688	1,765,414	3.88%
Other short-term investments	12,723,069	151,770	4.84%	12,689,805	84,325	2.69%

Total earning assets	405,302,830	5,937,017	5.94%	386,040,370	4,864,375	5.11%

Cash and due from banks	9,802,624			11,749,232
Premises and equipment	16,596,997			14,451,647
Other assets	42,663,522			42,126,486
Allowance for loan losses	(2,735,015)			(2,797,451)

Total assets	$471,630,958			$451,570,284

Interest-bearing liabilities
Interest-bearing transaction accounts	56,908,615	72,903	0.52%	56,495,787	40,624	0.29%
Money market accounts	47,955,848	368,594	3.12%	39,692,925	137,125	1.40%
Savings deposits	29,727,277	52,850	0.72%	32,523,590	52,103	0.65%
Time deposits	161,125,255	1,433,945	3.61%	155,023,654	876,481	2.29%
Other borrowings	63,467,002	681,286	4.35%	66,525,245	588,262	3.59%

Total interest-bearing liabilities	359,183,997	2,609,578	2.95%	350,261,201	1,694,595	1.96%

Demand deposits	57,802,073			48,832,545
Other liabilities	3,022,478			1,857,225
Shareholders' equity	51,622,410			50,619,313

Total liabilities and shareholders' equity	$471,630,958			$451,570,284

Net interest spread			2.99%			3.15%
Net interest income/margin		$3,327,439	3.33%		$3,169,780	3.33%

Net interest margin (taxable equivalent)			3.43%			3.48%

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 30, 2006 from that presented in our annual report on Form 10-K for the year ended December 31, 2005. See “Market Risk Management in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

        There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable

Item 3. Defaults Upon Senior Securities.

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to security holders for a vote during the three months ended March 31, 2006.

Item 5. Other Information.

        None

Item 6. Exhibits

Exhibit       Description

31.1             Rule 13a-14(a)Certification of the Principal Executive Officer

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer

32                Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: May 12, 2006	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: May 12, 2006	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number      Description

31.1             Rule 13a-14(a)Certification of the Principal Executive Officer

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer

32                Section 1350 Certifications