Form 10-Q
period 2006-06-30
FIRST COMMUNITY CORP /SC/
filed 2006-08-14
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended June 30, 2006

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
  Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On July 31, 2006, 3,279,376 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

    TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
    Item 1. Financial Statements.
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss)
                  Consolidated Statements of Cash Flows
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

INDEX TO EXHIBITS
SIGNATURES
EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 1350 CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$10,719,405	$11,701,764
Interest-bearing bank balances	57,729	83,178
Federal funds sold and securities purchased under
agreements to resell	16,929,310	1,079,204
Investment securities - available for sale	176,431,224	170,657,770
Investment securities - held to maturity (market value of
$5,581,066 and $5,746,448 at June 30, 2006 and
December 31, 2005, respectively)	5,701,240	5,713,830
Loans	262,078,942	221,667,632
Less, allowance for loan losses	3,128,065	2,700,647

Net loans	258,950,877	218,966,985
Property, furniture and equipment - net	20,420,810	15,982,029
Goodwill	29,574,031	24,256,020
Intangible assets	2,987,736	2,767,074
Other assets	16,303,035	16,247,239

Total assets	$538,075,397	$467,455,093

LIABILITIES
Deposits:
Non-interest bearing demand	$65,336,383	$57,326,637
NOW and money market accounts	115,194,679	106,337,887
Savings	30,952,150	29,818,705
Time deposits less than $100,000	114,804,937	100,612,256
Time deposits $100,000 and over	82,503,610	55,508,666

Total deposits	408,791,759	349,604,151
Securities sold under agreements to repurchase	17,772,122	13,806,400
Federal Home Loan Bank Advances	31,482,500	34,524,409
Long term debt	15,464,000	15,464,000
Other borrowed money	164,997	169,233
Other liabilities	4,159,278	3,120,115

Total liabilities	477,834,656	416,688,308

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding
3,259,376 and 2,848,627 at June 30, 2006 and December 31,
2005, respectively	3,259,376	2,848,627
Additional paid in capital	49,915,453	42,352,205
Retained earnings	10,661,275	9,240,088
Accumulated other comprehensive income (loss)	(3,595,363)	(3,674,135)

Total shareholders’ equity	60,240,741	50,766,785

Total liabilities and shareholders' equity	$538,075,397	$467,455,093

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$8,349,538	$6,292,892
Investment securities	3,692,874	3,686,323
Federal funds sold and securities purchased
under resale agreements	396,075	106,570
Other	36,398	23,015

Total interest income	12,474,885	10,108,800

Interest expense:
Deposits	4,290,839	2,452,690
Federal funds purchased and securities sold
under agreement to repurchase	291,922	83,637
Other borrowed money	1,094,706	1,143,133

Total interest expense	5,677,467	3,679,460

Net interest income	6,797,418	6,429,340
Provision for loan losses	248,329	138,000

Net interest income after provision for loan losses	6,549,089	6,291,340

Non-interest income:
Deposit service charges	1,122,566	586,459
Mortgage origination fees	246,581	170,785
Commission on sale of non deposit investment products	206,630	63,508
Gain (loss) on sale of securities	(69,382)	188,419
Gain on early extinguishment of debt	159,416	-
Other	612,737	360,804

Total non-interest income	2,278,548	1,369,975

Non-interest expense:
Salaries and employee benefits	3,380,294	3,030,340
Occupancy	412,402	372,376
Equipment	575,053	651,067
Marketing and public relations	146,955	171,164
Amortization of intangibles	301,723	297,371
Other	1,535,128	1,130,878

Total non-interest expense	6,351,555	5,653,196

Net income before tax	2,476,082	2,008,119
Income taxes	738,475	521,030

Net income	$1,737,607	$1,487,089

Basic earnings per common share	$0.59	$0.53

Diluted earnings per common share	$0.57	$0.50

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$4,334,016	$3,278,256
Investment securities	1,923,149	1,920,909
Federal funds sold and securities purchased
under resale agreements	254,758	32,813
Other	25,945	12,447

Total interest income	6,537,868	5,244,425

Interest expense:
Deposits	2,362,547	1,346,357
Federal funds purchased and securities sold
under agreement to repurchase	164,911	47,293
Other borrowed money	540,431	591,215

Total interest expense	3,067,889	1,984,865

Net interest income	3,469,979	3,259,560
Provision for loan losses	128,629	72,000

Net interest income after provision for loan losses	3,341,350	3,187,560

Non-interest income:
Deposit service charges	578,029	304,426
Mortgage origination fees	132,238	92,233
Commission on sale of non deposit investment products	105,446	35,859
Gain on sale of securities	-	7,322
Other	311,976	190,832

Total non-interest income	1,127,689	630,672

Non-interest expense:
Salaries and employee benefits	1,685,836	1,520,888
Occupancy	204,708	187,070
Equipment	289,890	321,484
Marketing and public relations	75,564	83,535
Amortization of intangibles	153,038	148,686
Other	773,707	606,346

Total non-interest expense	3,182,743	2,868,009

Net income before tax	1,286,296	950,223
Income taxes	384,975	243,400

Net income	$901,321	$706,823

Basic earnings per common share	$0.30	$0.25

Diluted earnings per common share	$0.29	$0.24

FIRST COMMUNITY CORPORATION
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income
Six Months ended June 30, 2006 and June 30, 2005

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2004	2,788,902	$2,788,902	$41,832,090	$6,712,849	$(871,152)	$50,462,689
Comprehensive Income:
Net income				1,487,089		1,487,089
Accumulated other
comprehensive loss net of
income tax benefit of $625,944					(1,162,472)
Less: reclassification adjustment
for gains included in net income,
net of tax of $65,946					(122,472)

Other comprehensive loss					(1,284,944)	(1,284,944)

Comprehensive income						202,145

Dividends paid ($0.10 per share)				(281,092)		(281,092)
Options exercised	47,595	47,595	361,064			408,659
Dividend reinvestment plan	3,363	3,363	58,495			61,858

Balance, June 30, 2005	2,839,860	$2,839,860	$42,251,649	$7,918,846	$(2,156,096)	$50,854,259

Balance, December 31, 2005	2,848,627	$2,848,627	$42,352,205	$9,240,088	$(3,674,135)	$50,766,785
Comprehensive Income:
Net income				1,737,607		1,737,607
Accumulated other
comprehensive income net of
income tax of $18,200					33,674
Add: reclassification adjustment
for gains included in net income,
net of tax of $24,284					45,098

Other comprehensive loss					78,772	78,772

Comprehensive income						1,816,379

Stock issued in acquisition	364,034	364,034	7,212,859	7,576,893
Dividends paid ($0.11 per share)				(316,420)		(316,420)
Options exercised	42,629	42,629	282,136			324,765
Dividend reinvestment plan	4,086	4,086	68,253			72,339

Balance, June 30, 2006	3,259,376	$3,259,376	$49,915,453	$10,661,275	$(3,595,363)	$60,240,741

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,737,607	$1,487,089
Adjustments to reconcile net income to
net cash provided in operating activities:
Depreciation	444,423	488,564
Discount accretion	(157,728)	(64,555)
Provision for loan losses	248,329	138,000
Amortization of intangibles	301,723	297,370
(Gain) loss on sale of securities	69,382	(188,418)
Gain on early extinguishment of debt	(159,416)	-
Increase in other assets	(10,321)	(257,414)
Increase (decrease) in other liabilities	34,238	(69,947)

Net cash provided in operating activities	2,508,237	1,830,689

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(24,301,838)	(48,284,585)
Maturity of investment securities available-for-sale	13,930,617	15,057,001
Proceeds from sale of securities	14,758,934	39,071,729
Purchase of investment securities held-to-maturity	-	(50,000)
Maturity of investment securities held-to-maturity	-	325,000
Increase in loans	(13,916,912)	(16,104,839)
Purchase of property and equipment	(2,270,507)	(538,509)
Net cash disbursed in business combination	(1,229,598)	-

Net cash used in investing activities	(13,029,304)	(10,524,203)

Cash flows from financing activities:
Increase (decrease) in deposit accounts	31,885,560	(1,024,551)
Increase in securities sold under agreements to repurchase	988,722	2,951,300
Decrease in other borrowings	(4,236)	(14,248)
Advances from the FHLB	9,000,000	5,480,000
Repayment of Advances FHLB	(16,587,365)	(1,004,230)
Proceeds from exercise of stock options	324,765	408,659
Dividends paid	(316,420)	(281,092)
Dividend reinvestment plan	72,339	61,858

Net cash provided from financing activities	25,363,365	6,577,696

Net increase (decrease) in cash and cash equivalents	14,842,298	(2,115,818)
Cash and cash equivalents at beginning of period	12,864,146	19,325,645

Cash and cash equivalents at end of period	$27,706,444	$17,209,827

Supplemental disclosure:
Cash paid during the period for:
Interest	$5,289,141	$3,101,763
Income taxes	$395,000	$120,000
Non-cash investing and financing activities:
Unrealized gain on securities available-for-sale	$142,416	$1,976,833

Notes to Consolidated Financial Statements
June 30, 2006

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity and comprehensive income (loss), and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects First Community Corporation’s financial position at June 30, 2006 and December 31, 2005, First Community Corporation’s results of operations for the three and six months ended June 30, 2006 and 2005, and First Community Corporation’s cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2005 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements. As of December 31, 2004, the Company no longer met the requirements to qualify as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”). All reports of the Company, beginning with the Form 10-Q for the quarter ended March 31, 2005, are presented in accordance with Regulation S-K. The Company, however, is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, the Company qualifies for the extended compliance period with respect the accountants report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No.2.

Note 2 – Earnings per share

                The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator (Included in basic and
diluted earnings per share)	$ 1,737,607	$ 1,487,089	$ 901,321	$ 706,823

Denominator
Weighted average common shares
Outstanding for:
Basic earnings per share	2,926,953	2,824,586	2,982,406	2,836,208
Dilutive securities:
Stock options - Treasury
Stock method	101,502	134,329	96,033	129,528

Diluted earnings per share	3,028,455	2,958,915	3,078,439	2,965,736

The average market price used in
calculating assumed number of
Shares	$ 18.17	$ 19.38	$ 17.99	$ 18.99

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

At December 31, 2005, the Company had a stock-based payment plan for directors, officers and other key employees, which is described below. Prior to December 31, 2005, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

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

As of June 30, 2006 there was no unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan. There was no compensation cost recognized during the three and six month periods ended June 30, 2006 as all options had vested prior to January 1, 2006.

The Company’s stock option plan (“the Plan”), which was approved by shareholders, provides for stock options to be granted primarily to directors, officers and other key employees. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Share option awards have previously all been granted with an exercise price equal to the market price of the Company’s shares at the date of grant. The shares reserved under the option plan at June 30, 2006 amounted to approximately 190,000 shares.

Effective December 31, 2005, the vesting period for approximately 67,000 options awarded during 2003, 2004 and 2005 that would otherwise vest at various times through fiscal 2010 was accelerated, as more fully described in note 15 of the 2005 Annual Report to Shareholders. All other terms and conditions of the accelerated options remained unchanged as a result of the acceleration.

There were no options granted under the option plan during the six months ended June 30, 2006. There were 63,500 options granted to officers and employees during the six months ended June 30, 2005. The assumptions used in estimating the weighted average fair value for these options (using the Black-Sholes pricing model)included dividend yield of 1.0%, volatility of 24.3%, risk free interest rate of 4.3% and an expected life of 8 years.

At December 31, 2005 there were 328,092 options outstanding and exercisable with a weighted average exercise price of $11.87. During the six months ended June 30, 2006 42,629, options were exercised at an average exercise price of $7.62. At June 30, 2006 there were 285,463 options outstanding and exercisable with a weighted average exercise price of $12.50 (excluding options issued in connection with consummation of the merger with DeKalb Bancshares, Inc. on June 9, 2006). Cash received during the six months ended June 30, 2006 from share option exercises amounted to $325,000.

In connection with the merger with DeKalb Bancshares, Inc. (“DeKalb”) the company assumed the equivalent of 71,227 fully vested options issued to employees of DeKalb at an average exercise price of $13.33.

Prior to adoption of SFAS 123R the company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. The following summarizes pro-forma data in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” for the six and three months ended June 30, 2005.

	Six months ended	Three months ended
	June 30, 2005	June 30, 2005
Net income as reported	$1,487,089	$706,823
Less: Stock based compensation
using fair value method (net of tax)	63,651	32,002

Pro forma net income	$1,423,438	$674,821

Basic earnings per share
As reported	$0.53	$0.25
Pro forma	$0.50	$0.24
Diluted earnings per share
As reported	$0.50	$0.24
Pro forma	$0.48	$0.23

Note 4 – Acquisition

On June 9, 2006, we acquired 100 percent of the outstanding shares of DeKalb Bancshares, Inc., the parent company of The Bank of Camden. The Bank of Camden became a branch of First Community Bank, NA, and our wholly owned banking subsidiary. The aggregate acquisition cost was $10,223,000 including $2,369,000 of cash, 364,064 shares of our common stock valued at $7,577,000, stock options valued at $585,000 and direct acquisition costs of $277,000. The value of the 364,064 shares of common stock issued at $19.22 per share was determined based on the average closing price of our common shares over the two-day period before and after December 8, 2005 the date the terms were agreed to and announced.

The primary intangible assets acquired in conjunction with the purchase of DeKalb Bancshares, Inc. are core deposit intangible assets with an estimated useful life of approximately seven years and goodwill. The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed June 9, 2006. We obtained third party evaluations of certain intangible assets.

(Dollars in thousands)

Cash and cash equivalents	$1,015
Federal funds sold	402
Investment securities	10,152
Loans, net of allowance	26,315
Premises and equipment	2,613
Core deposit intangible asset	522
Goodwill	4,903
Other assets	524

Total assets acquired	46,446

Deposits	27,302
Advances from the Federal Home Loan Bank	4,939
Other borrowed money	2,977
Other liabilities	1,005

Total liabilities assumed	36,223

Net assets acquired	$10,223

Note 5 – Recently Issued Accounting Pronouncements

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

•	the businesses of First Community and DeKalb Bancshares may not be integrated successfully or such integration may take longer to accomplish than expected;
•	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

        The following discussion describes the our results of operations for the three and six month periods ended June 30, 2006, as compared to the three and six month periods ended June 30, 2005, and also analyzes our financial condition as of June 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-K

        Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Merger Completed on June 9, 2006

On June 9, 2006 we consummated the merger with DeKalb Bancshares, Inc. (“DeKalb”). Pursuant to the merger we issued 364,064 shares of common stock valued at $7.6 million and paid $2.4 million in cash to shareholders of DeKalb. Other cost related to the merger included stock options valued at $585,000 and direct acquisition cost of $277,000. Periods prior to June 9, 2006 do not include the effect of the merger and, as a result, the six and three months ended June 30, 2005 does not reflect any results from the former DeKalb.

Comparison of Results of Operations for Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005:

Net Income

Our net income for the six months ended June 30, 2006 was $1.7 million, or $.57 diluted earnings per share, as compared to $1.5 million, or $.50 diluted earnings per share, for the six months ended June 30, 2005. The increase in net income is due to an increase in net interest income due to additional earning assets as well as an increase in non-interest income. These increases were somewhat offset by an increase in non-interest expense during the two periods. Average earning assets were $419.0 million during the six months ended June 30, 2006 as compared to $387.2 million during the six months ended June 30, 2005. The increase in average earning assets resulted in an increase in net interest income of $368,000 in the first six months of 2006 as compared to the first six months of 2005. Non-interest income increased $909,000 in the first six months of 2006 as compared to the first six months of 2005. Non-interest expense increased $698,000 in the first six months of 2006 as compared to the first six months of 2005.

The table on page 21 shows yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2006 and 2005, along with average balances and the related interest income and interest expense amounts.

Net interest income was $6.8 million for the six months ended June 30, 2006 as compared to $6.4 million for the six months ended June 30, 2005. This again was primarily due to increase in the level of earning assets. The yield on earning assets increased by 73 basis points due to the continued increasing rate environment throughout 2005 and the first six months of 2006. In addition, we continue to make progress in changing the mix of the earning asset portfolios. The investment portfolio and short term investments represented 44.7% of the average interest earning assets in the six months ended June 30, 2006 as compared to 50.3% during the comparable period in 2005. Since the consummation of the merger with DutchFork Bankshares in October 2004 our objective has been to increase the percentage of earning assets in the loan portfolio as compared to other earning assets. This began by restructuring the investment portfolio in late 2004 and early 2005 in order to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher then yields on other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets.

The yield on earning assets for the six months ended June 30, 2006 and 2005 was 6.00% and 5.27%, respectively. The cost of interest-bearing liabilities during the first six months of 2006 was 3.10% as compared to 2.12% in the same period of 2005. The increase in the cost of interest-bearing liabilities was a result of increasing interest rates throughout 2005 and the first six months of 2006. The net interest margin was 3.27% for the six months ended June 30, 2006 and 3.35% for the six months ended June 30, 2005. On a fully taxable equivalent basis the net interest margin was 3.36% and 3.50% for the six months ended June 30, 2006 and 2005, respectively.

Provision and Allowance for Loan Losses

At June 30, 2006 the allowance for loan losses amounted to $3.1 million, or 1.19% of total loans, as compared to $2.7 million, or 1.22% of total loans, at December 31, 2005. In the merger with DeKalb, we acquired an allowance for loan losses of $320,000. In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer or business combination if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits the carry over or creation of valuation allowances in the initial accounting of all loans acquired that are within the scope of the SOP. SOP No. 03-3 was effective for loans acquired in years beginning after December 15, 2004. At the date of our acquisition of DeKalb the acquired loan portfolio had no loans that were impaired and none that were delinquent greater than 30 days. Therefore, there were no loans acquired that were deemed to be within the scope of SOP No. 03-3.

Our provision for loan loss was $248,000 for the six months ended June 30, 2006, as compared to $138,000 for the six months ended June 30, 2005. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At June 30, 2006 we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $2.4 million that were delinquent 30 days to 89 days. We had two loans in a nonaccrual status in the amount of $23,000 at June 30, 2006. Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified 9 loans in the amount of $201,000 that are current as to principal and interest and not included in non-performing assets that could be a potential problem loan.

Allowance for Loan Losses

(Dollars in thousands)	Six Month Ended
	June 30,
	2006	2005
Average loans outstanding	$231,759	$192,539

Loans outstanding at period end	$262,079	$202,533

Non-performing assets:
Nonaccrual loans	$23	$433
Loans 90 days past due still accruing	-	-
Foreclosed real estate	50	$404

Total non-performing loans	$73	$837

Beginning balance of allowance	$2,701	$2,764
Loans charged-off:
1-4 family residential mortgage	67	274
Non-residential real estate	44	-
Home equity	-	-
Commercial	-	12
Installment & credit card	84	28

Total loans charged-off	195	314

Recoveries:
1-4 family residential mortgage	1	-
Non-residential real estate	6	7
Home equity	-	-
Commercial	26	56
Installment & credit card	21	17

Total recoveries	54	80

Net loan charge offs	141	234

Acquired in business combination	320	-

Provision for loan losses	248	138

Balance at period end	$3,128	$2,668

Net charge -offs to average loans	0.06%	0.12%
Allowance as percent of total loans	1.19%	1.32%
Non-performing assets as % of total assets	0.01%	0.18%
Allowance as % of non-performing loans	N/A	616.2%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30, 2006		December 31, 2005
		% of loans		% of loans
	Amount	in Category	Amount	in Category

Commercial, Financial
and Agricultural	$269	8.1%	$574	10.0%
Real Estate - Construction	411	9.5%	611	9.0%

Real Estate Mortgage:
Commercial	1,831	51.8%	953	50.9%
Residential	358	18.1%	275	16.8%
Consumer	171	12.5%	213	13.3%
Unallocated	88	N/A	75	N/A

Total	$3,128	100.0%	$2,701	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2006 was $2.3 million as compared to $1.4 million during the same period in 2005. The growth in non-interest income consisted of increases in deposit service charges of $536,000, mortgage origination fees of $76,000, commissions on the sale of non-deposit investment products of $143,000 and an increase in ATM debit card fees transaction and surcharge fees of $58,000. The increase in deposit service charges as well as ATM transaction and surcharge fees resulted from an increase in deposit balances and number of accounts between the two periods. In addition, during the fourth quarter of 2005 we introduced a formalized overdraft privilege program, which contributed to the increase in deposit service charges in the first quarter of 2006 as compared to the same period in 2005. Mortgage origination fees increased due to the continued relatively low mortgage loan rate environment as well as continued emphasis on this source of revenue. The increase in commissions on the sale of non-deposit investment products also resulted from a continued emphasis on this source of revenue. During the first six months of 2005 the company realized gains on the sale of securities in the amount of $188,000 as compared to a loss of $69,000 during the same period of 2006. The proceeds from the sale of securities in the first quarter of 2006 were used to pay down approximately $5.0 million in a Federal Home Loan Bank advance, which resulted in a gain on the early extinguishment of debt of $159,000. These advances were acquired in the DutchFork merger. Other non-interest income also increased by approximately $129,000 in the first six months of 2006 as a result of recognizing the increase in the market value of the interest rate cap agreement acquired in the third quarter of 2005, discussed further in the “Market Risk Management” section.

Total non-interest expense increased by $698,000 during the first six months of 2006 as compared to the same period of 2005. Salaries and employee benefits increased $350,000 in the six months ended June 30, 2006 as compared to the same period in 2005. There was a $404,000 increase in other expenses in the first six months of 2006 as compared to the same period in 2005. This increase primarily results from an increase of $170,000 in consulting and professional fees and an increase of $54,000 in telephone and data communication expenses as a result of upgrading our network system. Expenses related to ATM/debit card processing increased by $36,000 as a result of increased usage volume and number of outstanding cards.

The following is a summary of the components of other non-interest expense:

(In thousands)	Six months ended
	June 30,
	2006	2005
ATM/debit card processing	$123	$87
Supplies	120	136
Telephone	200	146
Correspondent services	84	82
Insurance	126	121
Postage	78	73
Professional fees	353	183
Other	451	303

	$1,535	$1,131

Income Tax Expense

Our effective tax rate was to 29.8% in the first six months of 2006 as compared to 25.9% during the same period of 2005. The increase in the effective tax rate is primarily a result of the sale of certain available-for-sale investments, during the first quarter of 2006. The investments paid dividends, a portion of which were non-taxable for federal tax purposes. Our effective tax rate is currently expected to remain 30.0% to 32.0% throughout the remainder of 2006.

Comparison of Results of Operations for Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005:

Net Income

Net income for the second quarter of 2006 was $901,000, or $0.29 per diluted share, as compared to $707,000, $0.24 per diluted share during the comparable period in 2005. Net interest income increased by $210,000 for the three months ended June 30, 2006 from $3.3 million in 2005 to $3.5 million in 2006. The increase in net interest income is primarily due to an increase in the level of average earning assets. Average earning assets were $432.5 million during the second quarter of 2006 as compared to $388.3 million during the second quarter of 2005. The table on page 22 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2006 and 2005, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased to 6.06% in the second quarter of 2006 as compared to 5.42% in the second quarter of 2005. The cost of interest bearing liabilities also increased to 3.25% in second quarter of 2006 as compared to 2.27% in the second quarter of 2005. The net interest margin was 3.22% for the three months ended June 30, 2006 and 3.37% for the three months ended June 30, 2005. On a fully taxable equivalent basis the net interest margin was 3.30% and 3.51% for the three months ended June 30, 2006 and 2005, respectively.

Non-interest Income and Non-interest Expense

Non-interest income increased by $497,000 from $631,000 for the three months ended June 30, 2005 to $1.1 million in the same period of 2006. Deposit service charges increased by $274,000, mortgage loan fees increased by $40,000, commissions on the sale of non-deposit investment products increased by $70,000 and other income increased $121,000 in the three months ended June 30, 2006 as compared to the same period in 2005. Included in this increase in other income for the three month ended June 30, 2006 is an increase in the market value of an interest rate cap of $64,000.

Total non-interest expense increased by $315,000 in the second quarter of 2006 as compared to the same quarter of 2005. This increase was primarily due to a $165,000 increase in salary and benefits expense and an increase of $167,000 in other expenses. The increase in other expenses primarily relates to increased fees for professional and consulting services in the second quarter of 2006 for establishing the overdraft privilege program and consulting services related to the investment portfolio. This increase in the consulting and professional fees will continue throughout the balance of 2006 in relation to comparable periods in 2005.

Financial Position

Assets totaled $538.1 million at June 30, 2006 as compared to $467.5 million at December 31, 2005, an increase of $70.6 million, or 15.1%. The merger with DeKalb, which was consummated on June 9, 2006, accounted for approximately $46.4 million of this increase. Short-term investments (Federal funds sold and securities purchased under agreements to resell and interest-bearing bank balances) grew $15.8 million during the first six months of 2006 from $1.2 million at December 31, 2005 to $17.0 million at June 30, 2006. Loans grew by $40.4 million during the six months ended June 30, 2006 from $221.7 million at December 31, 2005 to $262.1 million at June 30, 2006. Organic growth (increases excluding the impact of the DeKalb merger) accounted for approximately $13.8 million (12.5% annualized) of this increase in loans. At June 30, 2006, loans accounted for 56.8% of earning assets, as compared to 55.5% at December 31, 2005. The loan to deposit ratio at June 30, 2006 was 64.1% as compared to 63.4% at December 31, 2005. Investment securities increased from $176.4 million at December 31, 2005 to $182.1 million at June 30, 2006. We acquired approximately $10.2 million in investment securities as a result of the DeKalb merger. Throughout 2006, we will continue to focus on investing more of our assets in the higher earning loan portfolio as compared to the investment portfolio. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality. The increase in earning assets was primarily funded by a $31.9 million (18.2% annualized) organic deposit growth from December 31, 2005 to June 30, 2006. In addition, we acquired approximately $27.3 million in deposit accounts in the DeKalb merger. We currently do not accept brokered deposits and therefore our balance sheet continues to be primarily funded from deposit relationships within the markets we serve.

        The following table shows the composition of the loan portfolio by category:

(In thousands)	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$21,316	8.1%	$22,091	10.0%
Real estate:
Construction	24,914	9.5%	19,955	9.0%
Mortgage - residential	47,420	18.1%	37,251	16.8%
Mortgage - commercial	135,752	51.8%	112,915	50.9%
Consumer	32,677	12.5%	29,456	13.3%

Total gross loans	262,079	100.0%	221,668	100.0%

Allowance for loan losses	(3,128)		(2,701)

Total net loans	$258,951		$218,967

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes and advances on home equity lines of credit, secured by real estate, regardless of the purpose of the loan. Advances on home equity lines of credit are included in consumer loans. We follow the common practice of financial institutions in our market areas of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%.

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

We are currently liability sensitive within one year. However, neither the “gap” analysis nor asset/liability modeling is a precise indicator of the interest sensitivity position of the company due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities. Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next twelve months.

During the quarter ended September 30, 2005, we entered into an interest rate cap agreement with a notional amount of $10.0 million expiring on September 1, 2009. The cap rate of interest is 4.50% and the index is the three-month LIBOR. The agreement was entered into to protect assets and liabilities from the negative effects of increasing interest rates. The agreement provides for a payment to us of the difference between the cap rate of interest and the market rate of interest. Our exposure to credit risk is limited to the ability of the counter party to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the market value of the cap. At June 30, 2006, the market value of this cap was $321,000. The gain or loss on the value of this contract is recognized in earnings on a current basis. We received payments of approximately $9,000 in the second quarter of 2006 under the terms of the contract. During the six months ended June 30, 2006, we recognized $129,000 in other income to reflect the increase in the value of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2006, March 31, 2006 and December 31, 2005 over the subsequent twelve months.

Net Interest Income Sensitivity

Change in
short-term
interest	June 30,	March 31,	December 31,
rates	2006	2006	2005
+200bp	-0.06%	+1.27%	+0.74%
+100bp	-1.47%	+0.95%	+0.75%
Flat	-	-	-
-100bp	+0.30%	-1.46%	-2.79%
-200bp	-2.46%	-6.65%	-8.30%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2006 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 10.1% as compared to 8.4% at March 31, 2006 and 8.0% at December 31, 2005.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represented 36.0% of total assets at June 30, 2006. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 2006, the amount of certificates of deposits of $100,000 or more represented 20.2% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank. In the past, we have not funded assets with brokered deposits. At June 30, 2006 we had one certificate account in the amount of $2.1 million which was acquired in the merger with DeKalb and is a brokered account. This account matured and was not renewed subsequent to June 30, 2006.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $46.9 million, including $23.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Total shareholders’ equity as of June 30, 2006 was $60.2 million as compared to $50.8 million at December 31, 2005. During the first and second quarter of 2006 we paid a $.05 and $.06 per share dividend, respectively. We anticipate that the bank will remain a well-capitalized institution.

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

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.8%, 12.8% and 8.5%, respectively at June 30, 2006 as compared to 11.8%, 12.6% and 8.2%, respectively at December 31, 2005. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were13.2%, 14.1% and 9.5%, respectively at June 30, 2006 as compared to 13.2%, 14.1% and 9.3%, respectively at December 31, 2005. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Six months ended June 30, 2006			Six months ended June 30, 2005
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$231,758,986	$8,349,538	7.27%	$192,538,980	$6,292,892	6.59%
Securities:	170,318,013	3,692,874	4.37%	185,795,479	3,686,323	4.00%
Federal funds sold and securities purchased
under agreements to resell	16,894,801	432,473	5.16%	8,835,165	129,585	2.96%

Total earning assets	418,971,800	12,474,885	6.00%	387,169,624	10,108,800	5.27%

Cash and due from banks	10,084,258			11,664,137
Premises and equipment	17,376,853			14,422,097
Other assets	43,585,117			42,521,298
Allowance for loan losses	(2,807,569)			(2,838,913)

Total assets	$487,210,459			$452,938,243

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$57,448,596	149,886	0.53%	$55,412,190	82,529	0.30%
Money market accounts	47,907,738	749,214	3.15%	40,275,276	301,558	1.51%
Savings deposits	29,864,589	107,287	0.72%	32,621,533	105,273	0.65%
Time deposits	171,426,209	3,284,452	3.86%	155,651,920	1,963,330	2.54%
Other borrowings	62,497,856	1,386,628	4.47%	66,572,956	1,226,770	3.72%

Total interest-bearing liabilities	369,144,988	5,677,467	3.10%	350,533,875	3,679,460	2.12%

Demand deposits	60,934,003			49,945,823
Other liabilities	4,107,020			2,146,181
Shareholders' equity	53,024,448			50,312,364

Total liabilities and shareholders' equity	$487,210,459			$452,938,243

Net interest spread			2.90%			3.15%
Net interest income/margin		$6,797,418	3.27%		$6,429,340	3.35%

Net interest income/margin FTE basis	185,515	$6,982,933	3.36%	283,324	$6,712,664	3.50%

Yields on Average Earning Assets and Rates
On Average Interest-Bearing Liabilities

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$237,465,856	$4,334,016	7.32%	$196,374,470	$3,278,256	6.70%
Securities:	174,004,049	1,923,149	4.43%	186,889,118	1,920,909	4.12%
Federal funds sold and securities purchased
under agreements to resell	21,020,688	280,703	5.36%	5,022,885	45,260	3.61%

Total earning assets	432,490,593	6,537,868	6.06%	388,286,473	5,244,425	5.42%

Cash and due from banks	10,362,798			11,579,976
Premises and equipment	18,148,138			14,392,872
Other assets	43,869,956			42,911,558
Allowance for loan losses	(2,879,329)			(2,879,923)

Total assets	$501,992,156			$454,290,956

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$57,982,643	$76,982	0.53%	$54,340,500	$41,904	0.31%
Money market accounts	47,856,552	380,620	3.19%	40,851,226	164,433	1.61%
Savings deposits	30,000,392	54,437	0.73%	32,718,400	53,170	0.65%
Time deposits	181,613,967	1,850,508	4.09%	156,273,279	1,086,849	2.79%
Other borrowings	61,671,554	705,342	4.59%	66,620,141	638,508	3.84%

Total interest-bearing liabilities	379,125,108	3,067,889	3.25%	350,803,546	1,984,864	2.27%

Demand deposits	64,007,322			51,046,872
Other liabilities	5,047,447			2,431,730
Shareholders' equity	53,812,279			50,008,808

Total liabilities and shareholders' equity	$501,992,156			$454,290,956

Net interest spread			2.81%			3.15%
Net interest income/margin		$3,469,979	3.22%		$3,259,561	3.37%

Net interest income/margin FTE basis	87,800	$3,557,779	3.30%	137,145	$3,396,706	3.51%

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2006 from that presented in our annual report on Form 10-K for the year ended December 31, 2005. See “Market Risk Management in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

        There are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.   Risk Factors

        There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3.   Defaults Upon Senior Securities

        Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on May 17, 2006. The following five directors were elected at the meeting:

VOTES

	For	Against or Withheld
Chimin J. Chao	2,184,895	21,909
James C. Leventis	2,185,458	21,346
Loretta R. Whitehead	2,185,458	21,346
J Thomas Johnson	2,184,797	22,007
Alexander Snipe, Jr	2,183,487	23,317

The term of office for the following nine directors continued after the meeting:

Richard K. Bogan, MD	O.A. Ethridge, DMD
Thomas C. Brown	George H. Fann, Jr. DMD
Michael C. Crapps	W. James Kitchens, Jr.
Hinton G. Davis	Mitchell M. Willoughby
Anita B. Easter

There were no other matters submitted to security holders for a vote during the three months ended June 30, 2006.

Item 5.   Other Information.

        None

Item 6.   Exhibits

Exhibit        Description

31.1             Rule 13a-14(a) Certification of the Principal Executive Officer

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer

32                Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: August 11, 2006	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2006	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number     Description

31.1             Rule 13a-14(a) Certification of the Principal Executive Officer

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer

32                Section 1350 Certifications