Form 10-Q
period 2006-09-30
FIRST COMMUNITY CORP /SC/
filed 2006-11-13
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended September 30, 2006

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
  Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On October 31, 2006, 3,263,061 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

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

INDEX TO EXHIBITS
SIGNATURES
EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 1350 CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Cash and due from banks	$10,456,915	$11,701,764
Interest-bearing bank balances	35,552	83,178
Federal funds sold and securities purchased under
agreements to resell	2,857,972	1,079,204
Investment securities - available for sale	173,308,668	170,657,770
Investment securities - held to maturity (market value of
$6,523,790 and $5,746,448 at September 30, 2006 and
December 31, 2005, respectively)	6,495,045	5,713,830
Loans	269,772,683	221,667,632
Less, allowance for loan losses	3,251,633	2,700,647

Net loans	266,521,050	218,966,985
Property, furniture and equipment - net	21,141,391	15,982,029
Goodwill	28,140,309	24,256,020
Intangible assets	2,820,326	2,767,074
Other assets	20,272,205	16,247,239

Total assets	$532,049,433	$467,455,093

LIABILITIES
Deposits:
Non-interest bearing demand	$66,158,363	$57,326,637
NOW and money market accounts	104,816,968	106,337,887
Savings	28,238,694	29,818,705
Time deposits less than $100,000	117,906,661	100,612,256
Time deposits $100,000 and over	82,073,718	55,508,666

Total deposits	399,194,404	349,604,151
Securities sold under agreements to repurchase	21,322,226	13,806,400
Federal Home Loan Bank Advances	29,870,509	34,524,409
Long term debt	15,464,000	15,464,000
Other borrowed money	115,546	169,233
Other liabilities	4,388,926	3,120,115

Total liabilities	470,355,611	416,688,308

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding
3,263,061 and 2,848,627 at September 30, 2006 and December 31,
2005, respectively	3,263,061	2,848,627
Additional paid in capital	49,498,914	42,352,205
Retained earnings	11,368,019	9,240,088
Accumulated other comprehensive income (loss)	(2,436,172)	(3,674,135)

Total shareholders' equity	61,693,822	50,766,785

Total liabilities and shareholders' equity	$532,049,433	$467,455,093

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$13,360,784	$9,787,455
Investment securities	5,822,688	5,583,709
Federal funds sold and securities purchased
under resale agreements	523,768	139,371
Other	56,107	32,401

Total interest and dividend income	19,763,347	15,542,936

Interest expense:
Deposits	6,991,422	3,959,893
Federal funds purchased and securities sold
under agreement to repurchase	528,804	165,237
Other borrowed money	1,695,081	1,782,072

Total interest expense	9,215,307	5,907,202

Net interest income	10,548,040	9,635,734
Provision for loan losses	388,724	217,000

Net interest income after provision for loan losses	10,159,316	9,418,734

Non-interest income:
Deposit service charges	1,774,796	922,194
Mortgage origination fees	379,497	284,337
Commission on sale of non deposit investment products	260,800	157,142
Gain (loss) on sale of securities	(69,040)	188,418
Gain on early extinguishment of debt	159,416	--
Other	848,811	599,472

Total non-interest income	3,354,280	2,151,563

Non-interest expense:
Salaries and employee benefits	5,145,212	4,663,773
Occupancy	688,936	567,745
Equipment	895,502	936,710
Marketing and public relations	248,688	255,800
Amortization of intangibles	469,121	446,056
Other	2,311,469	1,697,311

Total non-interest expense	9,758,928	8,567,395

Net income before tax	3,754,668	3,002,902
Income taxes	1,114,155	764,155

Net income	$2,640,513	$2,238,747

Basic earnings per common share	$0.87	$0.79

Diluted earnings per common share	$0.84	$0.76

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,011,246	$3,494,563
Investment securities	2,129,814	1,897,386
Federal funds sold and securities purchased
under resale agreements	127,693	32,801
Other	19,709	9,386

Total interest and dividend income	7,288,462	5,434,136

Interest expense:
Deposits	2,700,583	1,507,203
Federal funds purchased and securities sold
under agreement to repurchase	236,882	81,600
Other borrowed money	600,375	638,939

Total interest expense	3,537,840	2,227,742

Net interest income	3,750,622	3,206,394
Provision for loan losses	140,395	79,000

Net interest income after provision for loan losses	3,610,227	3,127,394

Non-interest income:
Deposit service charges	652,230	335,735
Mortgage origination fees	132,916	113,552
Commission on sale of non deposit investment products	54,170	93,634
Gain on sale of securities	342	-
Other	236,074	238,667

Total non-interest income	1,075,732	781,588

Non-interest expense:
Salaries and employee benefits	1,764,918	1,633,433
Occupancy	276,534	195,369
Equipment	320,449	285,643
Marketing and public relations	101,733	84,636
Amortization of intangibles	167,398	148,685
Other	776,341	566,433

Total non-interest expense	3,407,373	2,914,199

Net income before tax	1,278,586	994,783
Income taxes	375,680	243,125

Net income	$902,906	$751,658

Basic earnings per common share	$0.28	$0.26

Diluted earnings per common share	$0.27	$0.25

FIRST COMMUNITY CORPORATION
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income
Nine Months ended September 30, 2006 and September 30, 2005

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2004	2,788,902	$2,788,902	$41,832,090	$6,712,849	$(871,152)	$50,462,689
Comprehensive Income:
Net income				2,238,747		2,238,747
Accumulated other
comprehensive loss net of
income tax benefit of $625,944					(1,783,977)
Less: reclassification adjustment
for gains included in net income,
net of tax of $65,946					(122,472)

Other comprehensive loss					(1,906,449)	(1,906,449)

Comprehensive income						332,298

Dividends paid ($0.15 per share)				(423,084)		(423,084)
Options exercised	47,595	47,595	361,064			408,659
Dividend reinvestment plan	5,231	5,231	91,623			96,854

Balance, September 30, 2005	2,841,728	$2,841,728	$42,284,777	$8,528,512	$(2,777,601)	$50,877,416

Balance, December 31, 2005	2,848,627	$2,848,627	$42,352,205	$9,240,088	$(3,674,135)	$50,766,785
Comprehensive Income:
Net income				2,640,513		2,640,513
Accumulated other
comprehensive income net of
income tax of $667,600					1,192,865
Add: reclassification adjustment
for loss included in net income,
net of tax of $23,942					45,098

Other comprehensive income					1,237,963	1,237,963

Comprehensive income						3,878,476

Dividends paid ($0.17 per share)				(512,582)		(512,582)
Stock issued in acquisition	364,034	364,034	7,212,859			7,576,893
Common stock repurchased	(54,600)	(54,600)	(919,261)			(973,861)
Options exercised	98,438	98,438	745,477			843,915
Dividend reinvestment plan	6,562	6,562	107,634			114,196

Balance, September 30, 2006	3,263,061	$3,263,061	$49,498,914	$11,368,019	$(2,436,172)	$61,693,822

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,640,513	$2,238,747
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	724,118	729,009
Discount accretion	(346,216)	(121,339)
Provision for loan losses	388,724	217,000
Amortization of intangibles	469,121	446,050
(Gain) loss on sale of securities	69,040	(188,418)
Gain on early extinguishment of debt	(159,416)	-
Gain on sale of real estate	-	(26,121)
Increase in other assets	330,050	(563,880)
Increase (decrease) in other liabilities	263,886	360,406

Net cash provided in operating activities	4,379,820	3,091,459

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(32,859,888)	(50,292,052)
Maturity of investment securities available-for-sale	20,941,877	21,784,662
Proceeds from sale of securities	21,310,446	39,071,729
Purchase of investment securities held-to-maturity	(800,000)	(50,000)
Maturity of investment securities held-to-maturity	-	325,000
Increase in loans	(21,627,480)	(24,706,018)
Net cash disbursed in business combination	(1,229,586)	-
Purchase of Bank Owned Life Insurance	(3,500,000)	-
Proceeds from sale of real estate	-	95,621
Purchase of property and equipment	(3,270,783)	(1,240,429)

Net cash used in investing activities	(21,035,414)	(15,011,487)

Cash flows from financing activities:
Increase (decrease) in deposit accounts	22,288,205	(1,228,339)
Increase in securities sold under agreements to repurchase	4,527,350	5,311,800
Decrease in other borrowings	(53,687)	(24,913)
Advances from the FHLB	9,000,000	19,580,000
Repayment of Advances FHLB	(18,091,649)	(16,108,472)
Proceeds from exercise of stock options	843,915	408,659
Dividends paid	(512,582)	(423,084)
Purchase of common stock	(973,861)	-
Dividend reinvestment plan	114,196	96,854

Net cash provided from financing activities	17,141,887	7,612,505

Net increase (decrease) in cash and cash equivalents	486,293	(4,307,523)
Cash and cash equivalents at beginning of period	12,864,146	19,325,645

Cash and cash equivalents at end of period	$13,350,439	$15,018,122

Supplemental disclosure:
Cash paid during the period for:
Interest	$8,527,288	$5,482,043
Income taxes	$472,647	$195,000
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$1,925,786	($2,932,995)

Notes to Consolidated Financial Statements
September 30, 2006

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity and comprehensive income (loss), and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at September 30, 2006 and December 31, 2005, the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005, and the Company’s cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 2 – Earnings per share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator (Included in basic and
diluted earnings per share)	$2,640,513	$2,238,747	$902,906	$751,658

Denominator
Weighted average common shares
Outstanding for:
Basic earnings per share	3,041,824	2,830,055	3,267,820	2,840,814
Dilutive securities:
Stock options - Treasury
Stock method	96,075	134,910	94,097	130,089

Diluted earnings per share	3,137,899	2,964,965	3,361,917	2,970,903

The average market price used in
calculating assumed number of
Shares	$18.06	$19.35	$17.99	$19.01

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

As of September 30, 2006 there was no unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan. There was no compensation cost recognized during the three and nine month periods ended September 30, 2006 as all options had vested prior to January 1, 2006.

The Company’s stock option plan (“the Plan”), which was approved by shareholders, provides for stock options to be granted primarily to directors, officers and other key employees. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Share option awards have previously all been granted with an exercise price equal to the market price of the Company’s shares at the date of grant. The shares reserved under the option plan at September 30, 2006 amounted to approximately 190,000 shares.

Effective December 31, 2005, the vesting period for approximately 67,000 options awarded during 2003, 2004 and 2005 that would otherwise vest at various times through fiscal 2010 was accelerated, as more fully described in note 15 of the 2005 Annual Report to Shareholders. All other terms and conditions of the accelerated options remained unchanged as a result of the acceleration.

There were no options granted under the option plan during the nine months ended September 30, 2006. There were 63,500 options granted to officers and employees during the nine months ended September 30, 2005. The assumptions used in estimating the weighted average fair value for these options (using the Black-Sholes pricing model)included dividend yield of 1.0%, volatility of 24.3%, risk free interest rate of 4.3% and an expected life of 8 years.

At December 31, 2005 there were 328,092 options outstanding and exercisable with a weighted average exercise price of $11.87. During the nine months ended September 30, 2006, 98,438, options were exercised at an average exercise price of $8.57. At September 30, 2006 there were 299,265 options outstanding and exercisable with a weighted average exercise price of $13.29 (including 71,227 options assumed in connection with consummation of the merger with DeKalb Bancshares, Inc. (“DeKalb”) on June 9, 2006). Cash received during the nine months ended September 30, 2006 from share option exercises amounted to $844,000.

In connection with the merger with DeKalb, the Company assumed the equivalent of 71,227 fully vested options issued to employees of DeKalb at an average exercise price of $13.33.

Prior to adoption of SFAS 123R the Company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. The following summarizes pro-forma data in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” for the nine and three months ended September 30, 2005.

	Nine months	Three months
	ended September 30,	ended September 30,
	2005	2005
Net income as reported	$2,238,747	$751,658
Less: Stock based compensation
using fair value method (net of tax)	96,269	32,090

Pro forma net income	$2,142,478	$719,568

Basic earnings per share
As reported	$0.79	$0.26
Pro forma	$0.76	$0.25
Diluted earnings per share
As reported	$0.76	$0.25
Pro forma	$0.77	$0.24

Note 4 – Acquisition

On June 9, 2006, the Company acquired 100% of the outstanding shares of DeKalb Bancshares, Inc., the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into the Company’s wholly owned banking subsidiary, First Community Bank, NA, and the Camden office is now operated as a branch of First Community Bank. The aggregate acquisition cost was $10,223,000 including $2,369,000 of cash, 364,064 shares of the Company’s common stock valued at $7,577,000, stock options valued at $585,000 and direct acquisition costs of $277,000. The value of the 364,064 shares of common stock issued at $19.22 per share was determined based on the average closing price of the Company’s common shares over the two-day period before and after December 8, 2005 the date the terms were agreed to and announced.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion–1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effects of EITF 06-4 but does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

•	the businesses of First Community and DeKalb Bancshares may not be integrated successfully or such integration may take longer to accomplish than expected;
•	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, \ among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

        The following discussion describes the our results of operations for the three and nine month periods ended September 30, 2006, as compared to the three and nine month periods ended September 30, 2005, and also analyzes our financial condition as of September 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

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

Merger Completed on June 9, 2006

On June 9, 2006 we consummated our acquisition of DeKalb Bancshares, Inc. (“DeKalb”), the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into our wholly owned banking subsidiary, First Community Bank, NA, and the Camden office is now operated as a branch of First Community Bank. Pursuant to the merger, we issued 364,064 shares of common stock valued at $7.6 million and paid $2.4 million in cash to shareholders of DeKalb. Other cost related to the merger included stock options valued at $585,000 and direct acquisition cost of $277,000. Periods prior to June 9, 2006 do not include the effect of the merger and, as a result, the discussion of the nine and three months ended September 30, 2005 does not reflect any results from the former DeKalb.

Comparison of Results of Operations for Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005:

Net Income

Our net income for the nine months ended September 30, 2006 was $2.6 million, or $.84 diluted earnings per share, as compared to $2.2 million, or $.76 diluted earnings per share, for the nine months ended September 30, 2005. The increase in net income is due to an increase in net interest income due to additional earning assets as well as an increase in non-interest income. These increases were somewhat offset by an increase in non-interest expense during the two periods. Average earning assets were $430.9 million during the nine months ended September 30, 2006 as compared to $390.4 million during the nine months ended September 30, 2005. The increase in average earning assets resulted in an increase in net interest income of $912,000 in the first nine months of 2006 as compared to the first nine months of 2005. Non-interest income increased $1.2 million in the first nine months of 2006 as compared to the same period of 2005. Non-interest expense increased $1.2 million in the first nine months of 2006 as compared to the first nine months of 2005.

The table on page 23 shows yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2006 and 2005, along with average balances and the related interest income and interest expense amounts. Net interest income was $10.5 million for the nine months ended September 30, 2006 as compared to $9.6 million for the nine months ended September 30, 2005. This again was primarily due to increase in the level of earning assets. The yield on earning assets increased by 81 basis points due to the continued increasing short-term interest rate environment throughout 2005 and continuing into the first half of 2006. In addition, we continue to make progress in changing the mix of the earning asset portfolios. The investment portfolio and short term investments represented 43.8% of the average interest earning assets in the nine months ended September 30, 2006 as compared to 49.4% during the comparable period in 2005. Since the consummation of the merger with DutchFork Bankshares, Inc. in October 2004 our objective has been to increase the percentage of earning assets in the loan portfolio as compared to other earning assets. This began by restructuring the investment portfolio in late 2004 and early 2005 in order to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher than yields on other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets.

The yield on earning assets for the nine months ended September 30, 2006 and 2005 was 6.13% and 5.32%, respectively. The cost of interest-bearing liabilities during the first nine months of 2006 was 3.23% as compared to 2.25% in the same period of 2005. The increase in the cost of interest-bearing liabilities was a result of increasing interest rates throughout 2005 and the first nine months of 2006. The net interest margin was 3.27% for the nine months ended September 30, 2006 and 3.30% for the nine months ended September 30, 2005. On a fully taxable equivalent basis the net interest margin was 3.36% and 3.44% for the nine months ended September 30, 2006 and 2005, respectively.

Provision and Allowance for Loan Losses

At September 30, 2006 the allowance for loan losses amounted to $3.3 million, or 1.21% of total loans, as compared to $2.7 million, or 1.22% of total loans, at December 31, 2005. In the merger with DeKalb, we acquired an allowance for loan losses of $320,000. In December 2003, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer or business combination if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits the carry over or creation of valuation allowances in the initial accounting of all loans acquired that are within the scope of the SOP. SOP No. 03-3 was effective for loans acquired in years beginning after December 15, 2004. At the date of our acquisition of DeKalb the acquired loan portfolio had no loans that were impaired and none that were delinquent greater than 30 days. Therefore, there were no loans acquired that were deemed to be within the scope of SOP No. 03-3.

Our provision for loan loss was $389,000 for the nine months ended September 30, 2006, as compared to $217,000 for the nine months ended September 30, 2005. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At September 30, 2006 we had $51,000 loans delinquent more than 90 days and still accruing interest, and loans totaling $2.4 million that were delinquent 30 days to 89 days. We had three loans in a nonaccrual status in the amount of $46,000 at September 30, 2006. Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified 8 loans in the amount of $282,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans. Also included in loans 30 to 89 days delinquent is one loan relationship in the amount of approximately $1.5 million which has subsequently become delinquent greater than 90 days. This loan is secured by commercial real estate with a loan-to-value of approximately 60%. Management does not anticipate that there will be any loss of principal or interest if this loan ultimately goes into foreclosure.

Allowance for Loan Losses

	Nine Month Ended
(Dollars in thousands)	September 30,
	2006	2005
Average loans outstanding	$242,263	$197,473

Loans outstanding at period end	$269,773	$211,052

Non-performing assets:
Nonaccrual loans	$46	$14
Loans 90 days past due still accruing	51	19
Foreclosed real estate	50	$676

Total non-performing loans	$147	$709

Beginning balance of allowance	$2,701	$2,764
Loans charged-off:
1-4 family residential mortgage	67	274
Non-residential real estate	-	21
Home equity	-	-
Commercial	44	36
Installment & credit card	127	37

Total loans charged-off	238	368

Recoveries:		-
1-4 family residential mortgage	2	9
Non-residential real estate	7	-
Home equity	-	-
Commercial	40	71
Installment & credit card	31	22

Total recoveries	80	102

Net loan charge offs	158	266

Acquired in business combination	320	--

Provision for loan losses	389	217

Balance at period end	$3,252	$2,715

Net charge-offs to average loans	0.07%	0.14%
Allowance as percent of total loans	1.21%	1.29%
Non-performing assets as % of total assets	0.03%	0.15%
Allowance as % of non-performing loans	3,352.6%	8,227.3%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2006		December 31, 2005
		% of loans		% of loans
		in		in
	Amount	Category	Amount	Category
Commercial, Financial
and Agricultural	$209	8.4%	$574	10.0%
Real Estate - Construction	935	10.1%	611	9.0%

Real Estate Mortgage:
Commercial	1,435	51.2%	953	50.9%
Residential	350	18.0%	275	16.8%
Consumer	147	12.3%	213	13.3%
Unallocated	176	N/A`	75	N/A

Total	$3,252	100.0%	$2,701	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2006 was $3.4 million as compared to $2.2 million during the same period in 2005. The growth in non-interest income consisted of increases in deposit service charges of $853,000, mortgage origination fees of $95,000, commissions on the sale of non-deposit investment products of $104,000. The increase in non-interest-income includes an increase in the “Other” category of $249,000. This reflects an increase in ATM debit card fees transaction and surcharge fees of $99,000 and an increase in the value of bank owned life insurance of $98,000. The increase in deposit service charges as well as ATM transaction and surcharge fees resulted from an increase in deposit balances and number of accounts between the two periods. In addition, during the fourth quarter of 2005 we introduced a formalized overdraft privilege program, which contributed to the increase in deposit service charges in the first nine months of 2006 as compared to the same period in 2005. Mortgage origination fees increased due to the continued relatively low mortgage loan rate environment as well as continued emphasis on this source of revenue. The increase in commissions on the sale of non-deposit investment products also resulted from a continued emphasis on this source of revenue. During the first nine months of 2005 we realized gains on the sale of securities in the amount of $188,000 as compared to a loss of $69,000 during the same period of 2006. The proceeds from the sale of securities in the first quarter of 2006 were used to pay down approximately $5.0 million in a Federal Home Loan Bank advance, which resulted in a gain on the early extinguishment of debt of $159,000. These advances were acquired in the DutchFork merger. Non-interest income also increased in the first nine months of 2006 as a result of recognizing the increase in the market value of the interest rate cap agreement acquired in the third quarter of 2005 and an interest rate floor agreement entered into in July 2006, discussed further in the “Market Risk Management” section.

Total non-interest expense increased by $1.2 million during the first nine months of 2006 as compared to the same period of 2005. Salaries and employee benefits increased $481,000 in the nine months ended September 30, 2006 as compared to the same period in 2005. We had 131 full time equivalent employees at September 30, 2006 as compared to 121 full time equivalents at September 30, 2005. Eleven employees were added as a result of the acquisition of the Bank of Camden. Occupancy expense increased $121,000 during the first nine months of 2006 as compared to the same period in 2005. In July 2006 we moved into a newly constructed 27,000 square foot administrative center adjacent to the main office facility. The new administrative facility provided space to consolidate various administrative and operation functions that had previously been located in several branch and leased facilities. In addition, the acquisition of The Bank of Camden branch facility contributed to the increased occupancy cost in the first nine months of 2006. There was a $614,000 increase in other expenses in the first nine months of 2006 as compared to the same period in 2005. This increase primarily resulted from an increase of $296,000 in consulting and professional fees, $76,000 in telephone and data communication expenses and $45,000 in ATM and debit card processing fees. Professional fees increased primarily as a result of $220,000 in fees associated with implementing the formal overdraft protection program. These costs are based on increased monthly fee income over a one year period ending in January 2007. Telephone and data communication expenses increased as a result of upgrading and improving the bank’s wide area network. ATM and debit card processing fees as well as other expenses increased as a result of the continued asset growth of the bank and the growth in the number of accounts.

The following is a summary of the components of other non-interest expense:

(In thousands)	Nine months ended
	September 30,
	2006	2005
ATM/debit card processing	$192	$147
Supplies	190	183
Telephone	288	212
Correspondent services	128	125
Insurance	187	181
Postage	121	118
Professional fees	565	269
Other	640	462

	$2,311	$1,697

Income Tax Expense

Our effective tax rate was to 29.7% in the first nine months of 2006 as compared to 25.4% during the same period of 2005. The increase in the effective tax rate is primarily a result of the sale of certain available-for-sale investments, during the first quarter of 2006. The investments paid dividends, a portion of which were non-taxable for federal tax purposes. Our effective tax rate is currently expected to remain between 30.0% to 32.0% throughout the remainder of 2006.

Comparison of Results of Operations for Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005:

Net Income

Net income for the third quarter of 2006 was $903,000, or $0.27 per diluted share, as compared to $752,000, $0.25 per diluted share during the comparable period in 2005. Net interest income increased by $544,000 for the three months ended September 30, 2006 from $3.2 million in 2005 to $3.8 million in 2006. The increase in net interest income is primarily due to an increase in the level of average earning assets. Average earning assets were $454.5 million during the third quarter of 2006 as compared to $396.8 million during the third quarter of 2005. The table on page 24 shows yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2006 and 2005, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased to 6.36% in the third quarter of 2006 as compared to 5.43% in the third quarter of 2005. The cost of interest bearing liabilities also increased to 3.46% in third quarter of 2006 as compared to 2.50% in the third quarter of 2005. The net interest margin was 3.27% for the three months ended September 30, 2006 and 3.21% for the three months ended September 30, 2005. On a fully taxable equivalent basis the net interest margin was 3.36% and 3.34% for the three months ended September 30, 2006 and 2005, respectively.

Non-interest Income and Non-interest Expense

Non-interest income increased by $294,000 from $782,000 for the three months ended September 30, 2005 to $1.1 million in the same period of 2006. Deposit service charges increased by $316,000 as a result of the introduction of the formal overdraft protection program discussed earlier. Slower activity in sales of non-deposit investment products resulted in a decrease of $40,000 of this fee income for the third quarter of 2006 as compared to the same period in 2005.

Total non-interest expense increased by $493,000 in the third quarter of 2006 as compared to the same quarter of 2005. This results from an increase in all categories primarily resulting from the acquisition of the merger with DeKalb. The DeKalb merger direct incremental increases of approximately $135,000 in salaries and benefits, $30,000 in occupancy, $25,000 in equipment and $48,000 in other expenses. In addition, indirect increases as a result of higher account volumes and operational support contributed to the increase in non-interest expense. Increased occupancy expense also reflects the additional cost associated with the move into the new Administrative building. The increase in other expenses also reflects approximately $75,000 in consulting and professional fees associated with the implementation of the overdraft protection program. These fees will be payable trhough January 2007 and as a result will continue throughout the balance of 2006 in relation to comparable periods in 2005.

Financial Position

Assets totaled $532.0 million at September 30, 2006 as compared to $467.5 million at December 31, 2005, an increase of $64.6 million, or 13.8%. The merger with DeKalb, which was consummated on June 9, 2006, accounted for approximately $46.4 million of this increase. Short-term investments (Federal funds sold and securities purchased under agreements to resell and interest-bearing bank balances) grew $1.7 million during the first nine months of 2006 from $1.2 million at December 31, 2005 to $2.9 million at September 30, 2006. Loans grew by $48.1 million during the nine months ended September 30, 2006 from $221.7 million at December 31, 2005 to $269.8 million at September 30, 2006. Organic growth (increases excluding the impact of the DeKalb merger) accounted for approximately $21.6 million (13.0% annualized) of this increase in loans. At September 30, 2006, loans accounted for 59.6% of earning assets, as compared to 55.5% at December 31, 2005. The loan to deposit ratio at September 30, 2006 was 67.6% as compared to 63.4% at December 31, 2005. Investment securities increased from $176.4 million at December 31, 2005 to $179.8 million at September 30, 2006. We acquired approximately $10.2 million in investment securities as a result of the DeKalb merger. Throughout balance of 2006 and into 2007, we will continue to focus on investing more of our assets in the higher earning loan portfolio as compared to the investment portfolio. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality. The increase in earning assets was primarily funded by a $22.3 million (8.4% annualized) organic deposit growth from December 31, 2005 to September 30, 2006. In addition, we acquired approximately $27.3 million in deposit accounts in the DeKalb merger. Securities sold under agreements to repurchase increased $7.5 million from $13.8 million at December 31, 2005 to $21.3 million at September 30, 2006. These agreements are substantially all with customers that have other relationships have historically been a predictable and stable funding source. We currently do not accept brokered deposits and therefore our balance sheet continues to be primarily funded from deposit relationships within the markets we serve.

        The following table shows the composition of the loan portfolio by category:

(In thousands)	September 30,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$22,592	8.4%	$22,091	10.0%
Real estate:
Construction	27,139	10.1%	19,955	9.0%
Mortgage - residential	48,555	18.0%	37,251	16.8%
Mortgage - commercial	138,131	51.2%	112,915	50.9%
Consumer	33,356	12.3%	29,456	13.3%

Total gross loans	269,773	100.0%	221,668	100.0%

Allowance for loan losses	(3,252)		(2,701)

Total net loans	$266,521		$218,967

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

During the quarter ended September 30, 2005, we entered into an interest rate cap agreement with a notional amount of $10.0 million expiring on September 1, 2009. The cap rate of interest is 4.50% and the index is the three-month LIBOR. During the three months ended September 30, 2006 we entered into an interest rate floor agreement with a notional amount of $10.0 million expiring on August 1, 2011. The floor rate of interest is 5.00% and the index is the three month LIBOR. These agreements provide for a payment to us of the difference between the cap or floor rate of interest and the market rate of interest. Our exposure to credit risk is limited to the ability of the counter party to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the market value of the cap and the floor. At September 30, 2006, the market value of this cap was $193,000 and the market rate of the floor was $224,000. The gain or loss on the value of this contract is recognized in earnings on a current basis. We received payments of approximately $27,000 in the first nine months of 2006 under the terms of the cap contract. No payments have been received under the terms of the floor agreement. During the nine months ended September 30, 2006, we recognized no gain or loss on the cap agreement and a gain of $63,000 in the floor agreement was recognized in other income to reflect the increase in the value of the floor contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005 over the subsequent twelve months.

Net Interest Income Sensitivity

Change in
short-term
interest	September	June 30,	March 31,	December
rates	30, 2006	2006	2006	31, 2005
+200bp	-4.44%	-0.06%	+1.27%	+ 0.74%
+100bp	-2.03%	-1.47%	+0.95%	+ 0.75%
Flat	-	-	-	-
-100bp	+0.18%	+0.30%	-1.46%	-2.79%
-200bp	-2.75%	-2.46%	-6.65%	-8.30%

As a result of the size of the investment portfolio that was acquired in the DutchFork merger and the amount and type of fixed rate longer-term investments that were in the portfolio, we emphasized restructuring the portfolio beginning in the fourth quarter of 2004 and continuing into the first quarter of 2005. The purpose was to shorten the average life of the portfolio and acquire investments that provided cash flow and/or were adjustable rate instruments. Although this resulted in a reduction in investment yield, we believe that the restructuring positioned us more appropriately for interest rate volatility and continues to provide a significant amount of additional cash flow to fund desired loan growth.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2006 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 11.1% as compared to 10.1% at June 30, 2006, 8.4% at March 31, 2006 and 8.0% at December 31, 2005.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold and investment securities available-for-sale represented 33.1% of total assets at September 30, 2006. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and for the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 2006, the amount of certificates of deposits of $100,000 or more represented 20.6% of total deposits. These deposits are issued to local customers, many of whom have other product relationships with the bank. In the past, we have not funded assets with brokered deposits. At September 30, 2006 we had no brokered deposits.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2006, we had issued commitments to extend credit of $43.2 million, including $23.2 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Total shareholders’ equity as of September 30, 2006 was $61.7 million as compared to $50.8 million at December 31, 2005. During the first, second and third quarter of 2006 we paid a $.05, $.06 and $.06 per share dividend, respectively. We anticipate that the bank will remain a well-capitalized institution.

On June 21, 2006, we approved a new plan to repurchase up to 150,000 shares of the First Community’s common stock, or approximately 4.5% of the issued and outstanding shares of First Community, on the open market. The timing, price and quantity of purchases under the plan will be at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. We believe the repurchase plan, depending upon market and business conditions, will provide capital management opportunities and build value for our shareholders. During the third quarter of 2006 we repurchased 54,600 shares of common stock at an average purchase price of $17.84. The total amount of the repurchases amounted to $974,000.

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

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.2%, 13.1% and 8.3%, respectively at September 30, 2006 as compared to 11.8%, 12.6% and 8.2%, respectively at December 31, 2005. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.3%, 14.3% and 9.1%, respectively at September 30, 2006 as compared to 13.2%, 14.1% and 9.3%, respectively at December 31, 2005. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$242,262,690	$13,360,784	7.37%	$197,472,650	$9,787,455	6.63%
Securities:	174,150,951	5,822,688	4.47%	185,804,960	5,583,709	4.02%

Other short-term investments	14,521,554	579,875	5.34%	7,144,749	171,772	3.21%

Total earning assets	430,935,195	19,763,347	6.13%	390,422,359	15,542,936	5.32%

Cash and due from banks	10,176,035			10,975,626
Premises and equipment	18,576,059			14,469,451
Other assets	46,395,008			42,564,545
Allowance for loan losses	(2,928,418)			(2,786,422)

Total assets	$503,153,879			$455,645,559

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$58,388,287	227,724	0.52%	$54,803,595	127,191	0.31%
Money market accounts	48,642,108	1,161,456	3.19%	39,228,872	476,423	1.62%
Savings deposits	29,708,012	160,493	0.72%	32,325,979	158,584	0.66%
Time deposits	180,373,660	5,441,749	4.03%	156,117,554	3,197,695	2.74%
Other borrowings	64,300,756	2,223,885	4.62%	68,964,050	1,947,309	3.78%

Total interest-bearing liabilities	381,412,823	9,215,307	3.23%	351,440,050	5,907,202	2.25%

Demand deposits	61,906,122			51,483,747
Other liabilities	4,142,450			2,302,760
Shareholders' equity	55,692,484			50,419,002

Total liabilities and shareholders' equity	$503,153,879			$455,645,559

Net interest spread			2.90%			3.08%
Net interest income/margin		$10,548,040	3.27%		$9,635,734	3.30%

Net interest income/margin FTE basis		$10,833,777	3.36%		$10,056,184	3.44%

Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$262,927,580	$5,011,246	7.56%	$207,180,167	$3,494,563	6.69%
Securities:	181,691,841	2,129,814	4.65%	185,823,615	1,897,386	4.05%

Other short-term investments	9,840,641	147,402	5.94%	3,822,257	42,187	4.38%

Total earning assets	454,460,062	7,288,462	6.36%	396,826,039	5,434,136	5.43%

Cash and due from banks	10,368,403			9,617,818
Premises and equipment	20,935,369			14,562,615
Other assets	51,901,484			42,653,026
Allowance for loan losses	(3,166,171)			(2,683,149)

Total assets	$534,499,147			$460,976,349

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$60,132,420	77,839	0.51%	$53,606,251	44,662	0.33%
Money market accounts	50,191,510	412,242	3.26%	37,170,186	174,865	1.87%
Savings deposits	29,399,963	53,206	0.72%	31,744,509	53,311	0.67%
Time deposits	197,976,796	2,157,296	4.32%	157,033,744	1,234,365	3.12%
Other borrowings	67,583,381	837,257	4.92%	73,668,277	720,539	3.88%

Total interest-bearing liabilities	405,284,070	3,537,840	3.46%	353,222,967	2,227,742	2.50%

Demand deposits	63,817,475			54,509,448
Other liabilities	4,530,700			2,615,144
Shareholders' equity	60,866,902			50,628,790

Total liabilities and shareholders' equity	$534,499,147			$460,976,349

Net interest spread			2.90%			2.93%
Net interest income/margin		$3,750,622	3.27%		$3,206,394	3.21%

Net interest income/margin FTE basis		$3,850,845	3.36%		$3,343,519	3.34%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2006 from that presented in our annual report on Form 10-K for the year ended December 31, 2005. See “Market Risk Management in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. The following table reflects share repurchase activity during the third quarter of 2006:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	Per Share	or Programs	the Plans or Programs

July 1, 2006 - July 31, 2006	10,000	$17.80	10,000	140,000
August 1, 2006 - August 31, 2006	32,700	$17.79	32,700	107,300
September 1, 2006 to September 30, 2006	11,900	$17.98	11,900	95,400

Total	54,600	$17.84	54,600	95,400

Item 3.   Defaults Upon Senior Securities

        Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for a vote during the three months ended September 30, 2006.

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

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: November 13, 2006	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number          Description

31.1                 Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                 Rule 13a-14(a) Certification of the Principal Financial Officer.

32                    Section 1350 Certifications.