Form 10-K
period 2006-12-31
FIRST COMMUNITY CORP /SC/
filed 2007-03-26
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)
☐	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
Or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐    No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52,493,000 based on the closing sale price of $18.18 on June 30, 2006, as reported on The NASDAQ Capital Market.

3,220,908 shares of the issuer’s common stock were issued and outstanding as of March 15, 2007.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

•	the businesses of First Community and DeKalb Bankshares may not be integrated successfully or such integration may take longer to accomplish than expected;
•	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;
•	success and timing of other business strategies;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

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

PART I
Item 1. Business

General

First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995.  On October 1, 2004, we consummated our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank.  During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. We engage in a commercial banking business from our main office in Lexington, South Carolina and our 12 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry (two) and Camden. We offer a wide-range of traditional banking products and services for professionals and small- to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services.  We also offer online banking to our customers.  Our stock trades on The NASDAQ Capital Market under the symbol FCCO.

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

Location and Service Area

The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry counties of South Carolina and the surrounding areas.

Richland County, Lexington County, Kershaw County and Newberry County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between Richland and Lexington counties.  Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service.  According to the U. S. Census Bureau, Richland, Lexington, Kershaw and Newberry Counties, which include the primary service areas for the existing twelve sites of the bank, had estimated populations in 2005 of 340,078, 235,272, 56,486 and 37,250, respectively.

The principal components of the economy within our market area are service industries, government, and wholesale and retail trade.  The largest employers in the area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation.  The area has experienced steady growth over the past 10 years and we expect that the area, as well as the service industry needed to support it, will to continue to grow.  For 2003, Richland, Lexington, Kershaw and Newberry Counties had estimated median household incomes of $39,737, $45,677, $40,288 and $33,137, respectively, compared to $38,003 for South Carolina as a whole.

Banking Services

We offer a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the area.  In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs).  All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 or $250,000 in the case of IRA accounts per depositor subject to aggregation rules).  We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

We also offer a full range of commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery.  Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments.  We also make real estate construction and acquisition loans.  We originate fixed and variable rate mortgage loans substantially all of which are closed in the name of a third party which, are sold into the secondary market.  Our lending activities are subject to a variety of lending limits imposed by federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral.  We may not make any loans to any director, officer, employee, or 10% shareholder of the company or the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

Competition

The banking business is highly competitive.  We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere.  As of June 30, 2006, there were 24 financial institutions operating approximately 198 offices in Lexington, Richland, Kershaw and Newberry Counties.  The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.  Size gives larger banks certain advantages in competing for business from large corporations.  These advantages include higher lending limits and the ability to offers services in other areas of South Carolina.  As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals.  We believe we have competed effectively in this market by offering quality and personal service.

Employees

As of December 31, 2006, we had 137 full-time employees. We believe that our relations with our employees are good.

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

First Community Corporation

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “First Community Bank, N.A. - Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in “First Community Bank, N.A. - Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the "S.C. Board"). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First Community Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the "Comptroller") . Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. The Comptroller and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

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

The Comptroller requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the Comptroller’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•
Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•
Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

•
Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•
Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the Comptroller determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the Comptroller that is subject to a limited performance guarantee by the corporation. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us. As of December 31, 2006, the bank was deemed to be “well capitalized.”

Deposit Insurance and Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the "DIF") as administered by the FDIC, up to the applicable limits established by law - generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution's supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIRA, the FDIC will begin to indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

Transactions with Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

Dividends. A national bank may not pay dividends from its permanent capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Comptroller. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Community Reinvestment Act. The Community Reinvestment Act requires that the Comptroller evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

Enforcement Powers. The bank and its “institution-affiliated parties,” including its management, employees agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

We may not be able to sustain our historical rate of growth.  Because of our relatively short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

Due to the rapid growth of our bank over the past several years, a material portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  In addition, we acquired a substantial portion of the loans in our loan portfolio and of our lending relationships through our acquisitions of DutchFork Bancshares, Inc. and DeKalb Bankshares, Inc. Because these loans and lending relationships are new to us, we may have more difficulty in assessing the risk of credit defaults from these relationships.  Because of both our internal loan growth and our acquisitions, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Lexington, Richland, Newberry, and Kershaw Counties and the surrounding areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If an economic downturn occurs in the economy as a whole, or in Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004.  At December 31, 2006, we anticipate that our balance sheet is currently structured so that net income is not materially impacted in a rising interest rate environment. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

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

We are in the process of evaluating our internal controls to allow management to report on our internal control for our fiscal year 2007, and for our independent registered public accounting firm to attest to our internal controls for fiscal year 2008.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, as required by Section 404 and the SEC's related regulations, we could identify deficiencies that we may not be able to remediate in time to meet this deadline. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

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

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to expansion through acquisitions or mergers.

We completed our acquisition of DeKalb Bankshares and The Bank of Camden in June 2006. We face a risk that the expected cost savings and any revenue synergies from this merger may not be fully realized within the expected timeframes, or that disruption from the merger may make it more difficult to maintain relationships with our or DeKalb’s customers, employees, or suppliers.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2006, approximately $10.3 million of our loans, or 22.4% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 10 loans totaling approximately $3.3 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital. At December 31, 2006, $9.3 million of our commercial loans, or 20.5% of our bank’s capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 88.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments with the SEC regarding our periodic or currect reports under the Exchange Act.

Item 2. Description of Property.

Lexington Property. The principal place of business of both the company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072.  The site of the bank’s main office branch is a 2.29 acre plot of land.  This site was purchased for $576,000 and the building cost were approximately $1.0 million.  The branch operates in an 8,500 square foot facility located on this site.

In October 2000, the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300,000.  This site was designed to allow for 24,000 to 48,000 square foot facility at some future date. The bank completed construction and occupied the 28,000 square foot administrative center in July 2006. The total construction cost for the building is approximately $3.4 million. The Lexington property is owned by the bank.

Forest Acres Property. We operate a branch office facility at 4404 Forest Drive, Columbia, South Carolina 29206.  The Forest Acres site is .71 acres.  The banking facility is approximately 4,000 square feet with a total cost of land and facility approximately $920,000. This property is owned by the bank.

Irmo Property. We operate a branch office facility at 1030 Lake Murray Boulevard, Irmo, South Carolina 29063.  The Irmo site is approximately 1.00 acre.  The banking facility is approximately 3,200 square feet with a total cost of land and facility of approximately $1.1 million. This property is owned by the bank.

Cayce/West Columbia Property. We operate a branch office facility at 506 Meeting Street, West Columbia, South Carolina, 29169.  The Cayce/West Columbia site is approximately 1.25 acres.  The banking facility is approximately 3,800 square feet with a total cost of land and facility of approximately $935,000. This property is owned by the bank.

Gilbert Property. We operate a branch office at 4325 Augusta Highway Gilbert, South Carolina 29054.  The facility is an approximate 3000 square foot facility located on an approximate one acre lot.  The total cost of the land and facility was approximately $768,000. This property is owned by the bank.

Chapin Office. We operate a branch office facility at 137 Amicks Ferry Rd., Chapin, South Carolina 29036. The facility is approximately 3,000 square feet and is located on a three acre lot.  The total cost of the facility and land was approximately $1.3 million. This property is owned by the bank.

Northeast Columbia. We operate a branch office facility at 9822 Two Notch Rd, Columbia, South Carolina 29223.  The facility is approximately 3,000 square feet and is located on a 1.0 acre lot.  The total cost of the facility and land was approximately $1.2 million. This property is owned by the bank.

College Street. We operate a branch office at 1323 College Street, Newberry, South Carolina 29108.  This banking office was acquired in connection with the DutchFork merger.  The banking facility is approximately 3,500 square feet and is located on a .65 acre lot.  The total cost of the facility and land was approximately $365,000. This property is owned by the bank.

Prosperity Property.  We operate a branch office at 101 N. Wheeler Avenue, Prosperity, South Carolina 29127.  This office was acquired in connection with the DutchFork merger.  The banking facility is approximately 1,300 square feet and is located on a .31 acre lot.  The total cost of the facility and land was approximately $175,000. This property is owned by the bank.

Wilson Road.  We operate a branch office at 1735 Wilson Road, Newberry, South Carolina 29108.  The banking office was acquired in connection with the DutchFork merger.  This banking facility is approximately 12,000 square feet and is located on a 1.56 acre lot.  Adjacent to the branch facility is a 13,000 square foot facility which was formerly utilized as the DutchFork operations center.  The total cost of the facility and land was approximately $3.3 million. This property is owned by the bank.

Redbank Property. We operate a branch office facility at 1449 Two Notch Road, Lexington, South Carolina 29073.  This branch opened for operation on February 3, 2005.  The facility is approximately 3,000 square feet and is located on a 1.0 acre lot.  The total cost of the facility and land was approximately $1.3 million. This property is owned by the bank.

Camden Property. We operate a branch office facility at 631 DeKalb Street, Camden, South Carolina 29020.  This office was acquired in connection with the DeKalb merger.  The facility is approximately 11,247 square feet and is located on a 2.2 acre lot.  The total cost of the facility and land was approximately $2.4 million. This property is owned by the bank.

Highway 219 Property.  A .61 acre lot located on highway 219 in Newberry County was acquired in connection with the DutchFork merger.  This lot may be used for a future branch location but no definitive plans have been made.  The cost of the lot was $430,000. This property is owned by the bank.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of March 1, 2007, there were approximately 1,545 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of “FCCO.”  Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol “FCCO.OB.”  The following table sets forth the high and low sales price information as reported by NASDAQ in 2006 and 2005, and the dividends per share declared on our common stock in each such quarter.  All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends

2006
Quarter ended March 31, 2006	$19.63	$17.75	$0.05
Quarter ended June 30, 2006	$18.79	$17.11	$0.06
Quarter ended September 30, 2006	$18.32	$16.62	$0.06
Quarter ended December 31, 2006	$18.75	$16.50	$0.06
2005
Quarter ended March 31, 2005	$22.42	$18.80	$0.05
Quarter ended June 30, 2005	$20.49	$16.73	$0.05
Quarter ended September 30, 2005	$20.45	$18.50	$0.05
Quarter ended December 31, 2005	$20.50	$18.35	$0.05

We expect comparable dividends to be paid to the shareholders for the foreseeable future.  Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of our subsidiary bank to pay dividends to us. As a national bank, our bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  At December 31, 2006, the bank had $8.2 million free of these restrictions.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. The following table reflects share repurchase activity during the fourth quarter ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	4,800	$18.10	4,800	90,600
November 1, 2006 to November 30, 2006	7,100	$18.13	7,100	83,500
December 1, 2006 to December 31,2006	3,600	$17.74	3,600	79,900
Total	15,500	$18.04	15,500	79,900

FIVE YEAR CUMULATIVE TOTAL RETURNS
COMPARISON OF FIRST COMMUNITY CORPORATION,
NASDAQ STOCK MARKET (U.S.) INDEX,
AND NASDAQ BANK INDEX

See Tabular Information Below

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
First Community Corporation	100.00	122.45	201.28	186.86	175.27	161.13
NASDAQ Composite Index	100.00	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

Item 6. Selected Financial Data

First Community Corporation
Selected Financial Data

(Amounts in thousands, except per share data)

	2006	2005	2004	2003	2002

Operations Statement Data:
Net interest income	$14,323	$12,994	$9,596	$7,648	$7,044
Provision for loan losses	528	329	245	167	677
Non-interest income	4,401	3,298	1,774	1,440	1,232
Non-interest expense	13,243	11,838	7,977	6,158	5,377
Income taxes	1,452	1,032	963	965	758
Net income	$3,501	$3,093	$2,185	$1,797	$1,464
Per Share Data:
Net income diluted (1)	$1.10	$1.04	$1.09	$1.08	$0.90
Cash dividends	.23	.20	0.20	0.19	0.12
Book value at period end (1)	19.36	17.82	18.09	12.21	11.61
Tangible book value at period end (1)	10.05	8.34	8.19	11.74	11.02
Balance Sheet Data:
Total assets	$548,056	$467,455	$455,706	$215,029	$195,201
Loans	275,189	221,668	186,771	121,008	99,991
Securities	176,523	176,372	196,026	58,954	69,785
Deposits	414,941	349,604	337,064	185,259	168,062
Shareholders' equity	63,208	50,767	50,463	19,509	18,439
Average shares outstanding (1)	3,097	2,847	1,903	1,590	1,588
Performance Ratios:
Return on average assets	0.68%	0.67%	0.76%	0.88%	0.82%
Return on average equity	6.12%	6.12%	8.00%	9.49%	8.35%
Return on average tangible equity	12.69%	13.33%	10.39%	9.94%	8.87%
Net interest margin	3.27%	3.30%	3.72%	4.02%	4.26%
Dividend payout ratio	20.35%	18.35%	17.39%	16.81%	13.04%
Asset Quality Ratios:
Allowance for loan losses to period
End total loans	1.17%	1.22%	1.48%	1.41%	1.53%
Allowance for loan losses to
Non-performing assets	716.04%	487.48%	2,291.34%	2,131.25%	1,059.03%
Non-performing assets to total assets	.09%	.12%	.03%	.04%	.07%
Net charge-offs (recoveries) to average loans	.13%	.19%	.13%	(.01%)	.16%
Capital and Liquidity Ratios:
Tier 1 risk-based capital	13.48%	13.24%	12.91%	13.21%	14.03%
Total risk-based capital	14.40%	14.12%	13.86%	14.42%	15.28%
Leverage ratio	9.29%	9.29%	8.51%	8.87%	8.77%
Equity to assets ratio	11.53%	10.86%	9.60%	9.07%	9.45%
Average loans to average deposits	64.83%	59.81%	61.00%	63.33%	60.71%

(1) Adjusted for the February 28, 2002 5-for-4 stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Community Corporation is a one bank holding company headquartered in Lexington, South Carolina. We operate from our main office in Lexington, South Carolina and our 12 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry (two) and Camden.  During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. The merger added one office in Kershaw County located in the Midlands of South Carolina. During the fourth quarter of 2004, we completed our first acquisition of another financial institution when we merged with DutchFork Bancshares, Inc., the holding company for Newberry Federal Savings Bank. The merger added three offices in Newberry County. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

During 2006, we continued to implement our strategy to continue leveraging the DutchFork acquisition as well as integrate the operations of DeKalb into our systems. We experienced organic loan growth (growth excluding the DeKalb merger) of 9.7%, or $21.5 million. Organic deposit growth was 6.4% or $22.3 million. We added approximately $26.6 million in loans and $27.3 million in deposits through our acquisition of DeKalb. This continued growth in our loan portfolio is consistent with our strategy to leverage the deposit base in Newberry County that we acquired in the DutchFork acquisition. Our loan to deposit ratio at December 31, 2006 was 66.3% as compared to 63.4% at December 31, 2005. The continued growth in core deposits as well as cash flow provided from our investment portfolio provided the needed cash flow to fund loan growth. Total assets grew to $548.1 million, loans to $275.2 million and deposits to $414.9 million at December 31, 2006. Our net income increased $409,000 in 2006, or 13.2%, over the year ended December 31, 2005. The increase was primarily attributable to the continued growth in the level of earning assets. Net income was $3.5 million, or $1.10 diluted earnings per share in 2006, compared to $3.1 million, or $1.04 diluted earnings per share in 2005.

The following discussion describes our results of operations for 2006 as compared to 2005 (and 2005 compared to 2004 and also analyzes our financial condition as of December 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these  interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2006, 2005 and 2004 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Mergers

On June 9, 2006 we consummated our merger with DeKalb Bankshares, Inc. Pursuant to the merger, we issued 364,034 shares of common stock valued at $7.6 million and paid $2.4 million in cash to shareholders of DeKalb. Other costs related to the merger included stock options valued at $585,000 and direct acquisition costs of $277,000. The fair value of assets acquired at the date of acquisition was $46.4 million, including $4.9 million in goodwill and $522,000 in core deposit intangible. The fair value of liabilities assumed amounted to $36.2 million. Periods prior to June 9, 2006 do not include the effect of the merger with DeKalb.

On October 1, 2004, we completed our merger with DutchFork Bancshares, Inc. Pursuant to the merger, we issued 1,169,898 shares of common stock valued at $27.3 million and paid $18.3 million to shareholders of DutchFork. Other costs related to the merger included stock options valued at $2.6 million and direct acquisition costs of $1.1 million. The fair value of assets acquired at the date of acquisition was $224.2 million, including $24.2 million in goodwill and $2.9 million in core deposit intangible. The fair value of liabilities assumed amounted to $174.9 million. The results of operations for the years ended December 31, 2006 and 2005 include a full year of the results of the merger with DutchFork as compared to three months for the year ended December 31, 2004. Due to the relative asset size of DutchFork as compared to First Community Corporation, the comparison of the results of operations between the various periods is significantly affected by the merger.

Results of Operations

Our net income was $3.5 million, or $1.10 diluted earnings per share, for the year ended December 31, 2006, as compared to net income of $3.1 million, or $1.04 diluted earnings per share, for the year ended December 31, 2005, and $2.2 million, or $1.09 diluted earnings per share, for the year ended December 31, 2004. The increase in net income for 2006 as compared to 2005 resulted primarily from an increase in the level of average earning assets of $44.0 million. The effect of the increase in earning assets was offset by a 3 basis point decrease in the net interest margin from 3.30% during 2005 to 3.27% during 2006. On a tax equivalent basis, the net interest margin was 3.36% and 3.44% for the years ended December 31, 2006 and 2005, respectively. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.88% in 2006 as compared to 3.05% in 2005 and 3.72% in 2004. See below under "Net Interest Income" and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect of this decrease in the net interest spread and in our net interest margin. Net interest income increased to $14.3 million for the year ended December 31, 2006 from $13.0 million in 2005. The provision for loan losses was $528,000 in 2006 as compared to $329,000 in 2005. Non-interest income increased to $4.4 million in 2006 from $3.3 million in 2005 due primarily to increased deposit service charges resulting from higher average deposit account balances as well as the introduction of an overdraft protection program in the fourth quarter of 2005. Non-interest expense increased to $13.2 million in 2006 as compared to $11.8 million in 2005. This increase is attributable to increases in all expense categories required to support the continued growth of the bank.

The increase in net income from 2004 to 2005 resulted primarily from an increase in the level of average earning assets of $136.0 million, which was partially offset by a decrease in the net interest margin from 3.72% in 2004 compared to 3.30% in 2005. Earning assets averaged $393.9 million in 2005 as compared to $257.9 million in 2004. Non-interest income increased from $1.8 million in 2004 to $3.3 million in 2005 due to increased deposit service charges and increases in ATM/debit card fees and ATM surcharge fees. In addition, in 2005 we had gains on the sale of securities of $188,000 and gains on the early extinguishment of debt of $124,000. This compares to gains on sale of securities of $11,000 in 2004. Non-interest expense increased to $11.8 million in 2005 as compared to $8.0 million in 2004. This increase is attributable to increases in all expense categories required to support the continued growth of the bank. In addition, expenses related to the operations of the branches acquired in the DutchFork acquisition on October 1, 2004 are included in the 2005 results for the entire year whereas in 2004 they were only included for the three months subsequent to the consummation of the merger.

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

Net interest income totaled $14.3 million in 2006, $13.0 million in 2005 and $9.6 million in 2004. The yield on earning assets, which was 5.06% in 2004, increased to 5.42% and 6.22% in 2005 and 2006, respectively. The rate paid on interest-bearing liabilities was 1.60% in 2004, 2.37% in 2005 and 3.34% in 2006. The net interest margin was 3.72% in 2004, 3.44% in 2005 and 3.27% in 2006. The continued decrease in net interest margin in 2006 as compared to 2005 was a result of a smaller rise in average yields on interest earning assets relative to the rise in the average cost of interest-bearing liabilities. Our loan to deposit ratio on average during 2006 was 64.8%, as compared to 59.8% in 2005 and 61.0% during 2004. Loans typically provide a higher yield than other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets which should improve the overall yield on earning assets and the net interest margin. At December 31, 2006, the loan to deposit ratio had increased to 66.3%.

The inverted yield curve throughout much of 2006 as well as a very competitive deposit and lending environment were significant contributors to the decline in the net interest margin. The yield on earning assets increased by 80 basis points in 2006 as compared to 2005, whereas the cost of interest-bearing funds increased by 97 basis points during the same period. The higher increase in the cost of funds as compared to yield on interest earning assets was primarily due to a significant increase in our funding cost on time deposits. Approximately, 84.2% of our time deposits reprice within 12 months and as a result of increases in short term interest rates during 2006 the cost of these deposits increased 127 basis points in 2006. The average cost of time deposits was 4.18% in 2006 as compared to 2.89% and 2.13% in 2005 and 2004, respectively. The average borrowed funds to total interest bearing-liabilities in 2006 was 17.0%, as compared to 19.2% and 11.4% in 2005 and 2004, respectively. During 2004, we borrowed $15.0 million in long-term debt to facilitate the merger with DutchFork and acquired $35.0 million in Federal Home Loan Bank advances as a result of the merger. Longer term borrowed funds typically have a higher interest rate than our mix of deposit products. Our average cost of borrowed funds for 2006 was 3.70% as compared to 3.84% and 2.92% in 2005 and 2004, respectively.

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

(In thousands)	Year ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans	$249,209	$18,613	7.47%	$202,143	$13,608	6.73%	$141,793	$9,063	6.39%
Securities	175,145	7,891	4.51%	184,057	7,465	4.06%	92,933	3,647	3.92%
Other short-term investments (2)	13,543	741	5.47%	7,670	271	3.53%	23,167	334	1 .44%
Total earning assets	437,897	27,245	6.22%	393,870	21,344	5.42%	257,893	13,044	5.06%
Cash and due from banks	10,170			10,456			8,425
Premises and equipment	19,211			14,710			9,740
Intangible assets	29,603			27,320			6,434
Other assets	17,945			15,404			5,739
Allowance for loan losses	(3,002)			(2,774)			(2,063)
Total assets	$511,824			$458,986			$286,168
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$58,099	305	0.52%	$55,289	187	0.34%	$36,906	110	0.30%
Money market accounts	48,399	1,547	3.20%	41,615	829	1.99%	29,568	284	0.96%
Savings deposits	29,108	209	0.72%	31,988	214	0.67%	22,070	155	0.70%
Time deposits	185,653	7,768	4.18%	156,131	4,513	2.89%	102,322	2,180	2.13%
Other borrowings	65,815	3,093	4.70%	67,941	2,606	3.84%	24,596	719	2.92%
Total interest-bearing liabilities	387,074	12,922	3.34%	352,964	8,349	2.37%	215,462	3,448	1.60%
Demand deposits	63,167			52,964			41,663
Other liabilities	.4,378			2,536			1,573
Shareholders' equity	57,205			50,522			27,470
Total liabilities and shareholders' equity	$511,824			$458,986			$286,168
Net interest spread			2.88%			3.05%			3.46%
Net interest income/margin		$14,323	3.27%		$12,995	3.30%		$9,596	3.72%
Net interest margin (tax equivalent)			3.36%			3.44%			3.82%

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

(In thousands)
	2006 versus 2005			2005 versus 2004
	Increase (decrease ) due to			Increase (decrease ) due to
	Volume	Rate	Net	Volume	Rate	Net

Assets
Earning assets
Loans	$3,404	$1,600	$5,004	$4,092	$453	$4,545
Investment securities	(330)	757	427	3,700	118	3,818
Other short-term investments	274	196	470	(326)	262	(64)
Total earning assets	2,538	3.363	5,901	7,445	854	8,299

Interest-bearing liabilities
Interest-bearing transaction accounts	10	108	118	65	12	77
Money market accounts	152	566	718	150	394	544
Savings deposits	(26)	21	(5)	67	(7)	59
Time deposits	967	2,288	3,255	2,418	(85)	2,333
Other short-term Borrowings	(79)	565	487	1,603	284	1,887
Total interest-bearing liabilities	870	3,702	4,573	6,394	(1,493)	4,901
Net interest income			$1,328			$3,398

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

A monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2006.

Interest Sensitivity Analysis
(In thousands)
	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans (1)	$140,072	$67,537	$58,162	$8,971	$274,742
Securities (2)	48,891	73,267	17,396	39,703	179,257
Federal funds sold, securities purchased under agreements to resell and other earning assets	17,793	-	-	-	17,793
Total earning assets	206,756	140,804	75,558	48,674	471,792

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	16,011	28,820	9,606	9,606	64,043
Money market accounts	40,393	10,406	-	-	50,799
Savings deposits	7,997	10,976	3,658	3,504	26,135
Time deposits	168,874	19,566	11,847	1	200,288
Total interest-bearing deposits	233,275	69,768	25,111	13,111	341,265
Other borrowings	35,617	2,020	26,919	288	64,844
Total interest-bearing liabilities	268,892	71,788	52,030	13,399	406,109

Period gap	$(62,136)	$69,016	$23,528	$35,275	$65,683
Cumulative gap	$(62,136)	$6,880	$30,408	$65,683	$65,683
Ratio of cumulative gap to total earning assets	(13.17%)	1.46%	6.45%	13.92%	13.92%
_________________________
(1)	Loans classified as non-accrual as of December 31, 2006 are not included in the balances.
(2)	Securities based on amortized cost.

At December 31, 2006, we had entered into interest rate cap and floor agreements with a notional amount of $10,000,000 each. The cap rate of interest is 4.50% three month LIBOR and the floor rate of interest is 5.00% three month LIBOR. The fair value of the agreements at December 31, 2006 were $373,000. These agreements were entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank’s exposure to market risk of loss is limited to the market value of the cap and floor. The market rate of the cap was $180,000 and the floor market value was $191,000 at December 31, 2006. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amount $49,000 during the year ended December 31, 2006. No payments were received under the terms of the cap contract in 2005 and no payments have been received under the terms of the floor contract in 2006. The bank recognized $18,409 and $37,897 in other income to reflect the increase in the value of the contracts for the years ended December 31, 2006 and 2005, respectively. The cap agreement and floor agreement expire on August 1, 2009 and August 31, 2011, respectively.

Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2006 and 2005 over the subsequent 12 months. Even though we are liability sensitive the model at December 31, 2006 reflects a decrease in net interest income in a declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they can not be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve..

Net Interest Income Sensitivity
Change in short-term interest	Hypothetical percentage change in net interest income December 31,
rates	2006	2005
+200bp	- 2.73%	+ 0.74%
+100bp	- 1.19%	+ 0.75%
Flat	-	-
-100bp	- 0.79%	- 2.79%
-200bp	- 4.16%	- 8.30%

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2006 and 2005 the PVE, exposure in a plus 200 basis point increase in market interest rates was estimated to be 9.92% and 8.03%, respectively.

Provision and Allowance for Loan Losses

At December 31, 2006, the allowance for loan losses amounted to $3.2 million, or 1.17% of total loans, as compared to $2.7 million, or 1.22% of total loans, at December 31, 2005. Our provision for loan loss was $528,000 for the year ended December 31, 2006 as compared to $329,000 and $245,000 for the years ended December 31, 2005 and 2004, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. While net charge-offs declined during 2006 the charge-offs for installment and other credit card loans increased 186.1% from $72,000 in 2005 to $206,000 in 2006. This primarily results from the introduction of the overdraft protection program in the fourth quarter of 2005. Overdrafts are included in loans on the balance sheet and charge-off of the overdraft amount, excluding fees, is charged to the allowance for loan losses. In evaluating this overdraft protection program it was anticipated that these consumer charge-offs would increase. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At December 31, 2006, 2005, and 2004, we had non-accrual loans in the amount of $449,000, $101,000 and $0, respectively. There were $1.6 million, $387,000 and $411,000 in loans delinquent greater than 30 days at December 31, 2006, 2005 and 2004, respectively. There were $22,000, $34,000 and $80,000 in loans greater than 90 days delinquent and still accruing interest at December 31, 2006, 2005 and 2004, respectively. As a result of the merger with DeKalb, we acquired an allowance for loan losses in the amount of $320,000. This allowance for loan losses had been recorded through the provision for loan losses for DeKalb prior to the merger, which was consummated on June 9, 2006.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We identified six loans in the amount of $769,000 which are current as to principal and interest and not included in non-performing assets but that could be potential problem loans.

Allowance for Loan Losses
(Dollars in thousands)	2006	2005	2004	2003	2002
Average loans outstanding	$249,209	$202,143	$141,793	$111,928	$93,992
Loans outstanding at period end	$275,189	$221,668	$186,771	$121,009	$99,991
Total nonaccrual loans	$449	$101	-	$80	$144
Loans past due 90 days and still accruing	$22	$34	$80	$109	$24

Beginning balance of allowance	$2,701	$2,764	$1,705	$1,525	$1,000
Loans charged-off:
1-4 family residential mortgage	97	119	5	27	-
Home equity	-	274	-	-	-
Commercial	142	56	196	157	156
Installment & credit card	206	72	93	51	16
Total loans charged-off	445	521	294	235	172
Recoveries:
1-4 family residential mortgage	2	-	-	-	-
Home equity	-	-	-	-	19
Commercial	59	99	90	247	1
Installment & credit card	50	30	23	1	-
Total recoveries	111	129	113	248	20
Net loans charged off (recovered)	334	392	181	(13)	152
Provision for loan losses	528	329	245	167	677
Purchased in acquisition	320	-	995	-	-
Balance at period end	$3,215	$2,701	$2,764	$1,705	$1,525
Net charge -offs to average loans	0.13%	0.19%	0.13%	(0.01%)	0.16%
Allowance as percent of total loans	1.17%	1.22%	1.48%	1.41%	1.53%
Non-performing loans as % of total loans	.16%	.05%	-	0.07%	0.14%
Allowance as % of non-performing loans	716.04%	2674.26%	-	2131.25%	1059.03%

The following table presents an allocation of the allowance for loan losses at the end of each of the past four years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans. Prior to December 31, 2003, we did not allocate the allowance to loan losses to categories of loans but rather evaluated the allowance on an overall portfolio basis. The change as of December 31, 2003 to allocating the allowance to loan losses to loan categories had no financial statement effect on the allowance for loan losses.

Allocation of the Allowance for Loan Losses
Dollars in thousands	2006		2005		2004		2003
	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$83	8.6%	$574	10.0%	$462	10.2%	$285	9.5%
Real Estate Construction	884	11.4%	611	9.0%	348	4.3%	214	6.4%
Real Estate Mortgage:
Commercial	1,692	50.5%	953	50.9%	1,285	51.8%	792	60.1%
Residential	323	17.4%	275	16.8%	478	19.0%	293	9.8%
Consumer	133	12.1%	213	13.3%	135	14.7%	85	14.2%
Unallocated	100	N/A	75	N/A	56	N/A	36	N/A
Total	$3,215	100.0%	$2,701	100.0%	$2,764	100.0%	$1,705	100.0%

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

Noninterest Income and Expense

Noninterest Income. Our primary source of noninterest income is service charges on deposit accounts. In addition, we originate mortgage loans that are pre-sold and funded by the third party acquirer, for which receive a fee. Other sources of noninterest income are derived from commissions on sale of non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 2006 was $4.4 million as compared to $3.3 million for 2005, an increase of $1.1 million, or 33.4%. This increase is due primarily to increased deposit service charges resulting from higher average deposit account balances.  In addition, during the fourth quarter of 2005 we introduced a formalized overdraft privilege program, which contributed to the increase in deposit service charges in 2006 as compared 2005. Deposit service charges amounted to $2.4 million in 2006 as compared to $1.5 million in 2005. Mortgage origination fees increased to $450,000 in 2006 as compared to $362,000 in 2005. This increase resulted from continued historically low mortgage interest rates as well as the addition of one full time and one part-time originator in the last half of 2005 and another full time originator was added as a result of the DeKalb acquisition in June 2006. In the first quarter of 2006 we sold securities that resulted in a loss of $69,000. The proceeds from the sale of the securities were used to pay down $5.0 million in FHLB advances resulting in a gain on the early extinguishment of debt of $159,000. This compares to gains on the sale of securities in the amount of $181,000 that were recognized in the first quarter of 2005 as we continued to restructure the investment portfolio acquired from DutchFork. A gain on the early extinguishment of debt in the amount of $124,000 was realized in the fourth quarter of 2005. This also resulted from the pay down of approximately $5.0 million of the FHLB advances. Commissions on the sale of non-deposit investment products increased to $321,000 in 2006 as compared to $230,000 in 2005. This increase results from emphasis on this source of income through branch referrals as well as additional calling efforts. Other noninterest income increased to $1.1 million in 2006 as compared to $931,000 in 2005. This is a result of all categories of other noninterest income increasing, including loan late charges increasing by $11,000, ATM/debit card fees and surcharges by $147,000 and income from increases in value of bank owned life insurance of approximately $47,000. The increases in loan late charges and ATM/debit card fees and surcharges are a result of the continued growth of the bank. In July 2006 we purchased an additional $3.5 million in bank owned life insurance which resulted in the increase in this source of income in 2006 as compared to 2005. In addition, we realized an increase in the cash value of bank owned life insurance of approximately $251,000 in 2005 as compared to $19,000 in 2004. These policies were acquired in the DutchFork acquisition and were owned for the entire year of 2005 as compared to only three months in 2004.

Noninterest income amounted to $3.3 million in 2005 as compared to $1.8 million in 2004, an increase of $1.5 million (85.9%). Non-interest income in 2005 included the impact of the DutchFork acquisition for a full year, whereas it only impacted 2004 during the fourth quarter of that year. Deposit service charges amounted to $1.5 million in 2005 as compared to $880,000 in 2004. During the fourth quarter of 2005, we introduced a formalized overdraft privilege program. The introduction of the overdraft privilege program as well as increased deposit balances contributed to the increase in deposit service charges. Mortgage origination fees increased to $362,000 in 2005 as compared to $268,000 in 2004. This increase resulted from an emphasis in this area and the addition of one full time and one part-time originator in the last half of 2005. We had gains on the sale of securities in the amount of $188,000 in 2005 as compared to $11,000 in 2004. Gains in the amount of $181,000 were recognized in the first quarter of 2005 as we continued to restructure the investment portfolio acquired from DutchFork. A gain on the early extinguishment of debt in the amount of $124,000 was realized in the fourth quarter of 2005. This resulted from the pay down of approximately $5.0 million of the FHLB advances that were acquired in the DutchFork merger. Other noninterest income increased to $931,000 million in 2005 as compared to $402,000 in 2004. This is a result of all categories of other noninterest income increasing, including loan late charges, ATM/debit card fees and surcharges due to the effect of the DutchFork merger. In addition, we realized an increase in the cash value of bank owned life insurance of approximately $251,000 in 2005 as compared to $19,000 in 2004. These policies were acquired in the DutchFork acquisition and were owned for the entire year of 2005 as compared to only three months in 2004.

Noninterest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. We have expanded our branch network over the last five years and acquired our twelfth office located in Camden, South Carolina in June 2006 through the acquisition of DeKalb. In July 2006, construction was completed and we occupied our new 29,000 square foot administrative center. We believe that the administrative center along with other initiatives continue to improve the support infrastructure to enable our company to effectively manage the asset growth and expanded branch network experienced over the last five years. As a result of management’s expansion strategy, all categories of non-interest expense have continued to increase over the last several years. We anticipate that we will continue to seek de novo branch expansion as well as possible acquisition opportunities in key markets within the midlands of South Carolina.

Noninterest expense increased to $13.2 million for the year ended December 31, 2006 from $11.8 million for the year ended December 31, 2005. Salary and employee benefits increased $594,000 million in 2006 as compared to 2005. We added approximately 8 employees in connection with the merger with DeKalb. These employees were included in operations for approximately seven months during 2006. The number of full time equivalent employees at December 31, 2006 was 137 as compared to 123 at the same time in 2005. The new employees were hired to support the continued growth of the bank. Occupancy expense increased $139,000 from $807,000 in 2005 to $946,000 in 2006. The increase is primarily a result of the increased expense associated with the administrative center and the Camden branch for approximately five months and seven months, respectively. Data processing cost are primarily associated with third party processors supporting our network of ATM machines as well as processing ATM and Debit card activity. The expense related to these activities increased $66,000 as a result of the increased activity and numbers of outstanding cards. Telephone expense increased $90,000 as result of enhancements to our data network and the addition of the Camden branch. Professional fees increased from $415,000 in 2005 to $833,000 in 2006. This increase results primarily from the expense associated with the implementation of the overdraft privilege program. Expenses in 2006 related to implementing this program were approximately $290,000. Ongoing professional expenses related to this program after 2006 are not anticipated to be significant. Professional fees in 2006 also include approximately $180,000 for consulting services relative to the investment portfolio. In 2005, the expense related to investment portfolio consulting was approximately $45,000. In addition, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure and as a result have increased legal and other professional fees. The Securities and Exchange Commission has granted an extension to non-accelerated filers to comply with the management reporting provisions of Section 404 to December 31, 2007. The requirement for an independent attestation report on internal controls has been extended to December 31, 2008 for non-accelerated filers. There will be continued cost incurred relative to complying with the requirements of Section 404 into 2007 and beyond. We continue to evaluate the best options for utilizing consulting/outside resources for implementation and compliance with the requirements of Section 404. Amortization of intangibles increased approximately $42,000, which is a result of amortization of the core deposit premium associated with the DeKalb merger. The core deposit premium acquired in this merger amounted to $522,000 and is being amortized on a straight-line basis over seven years.

As a result of the merger with DutchFork in October 2004, expenses associated with operating the three new offices were included in the results of operations for the last quarter of 2004 as compared to the full year in 2005. Noninterest expense increased to $11.8 million for the year ended December 31, 2005 from $8.0 million for the year ended December 31, 2004. Salary and employee benefits increased $2.0 million in 2005 as compared to 2004. We added approximately 30 employees in connection with the merger with DutchFork. The number of full time equivalent employees at December 31, 2005 was 123 as compared to 115 at the same time in 2004. The new employees were hired to support the continued growth of the bank. Occupancy expense increased $318,000 from $489,000 in 2004 to $807,000 in 2005. Equipment expense increased by $254,000, or 25.6%, in 2005 as compared to 2004. This is primarily a result of the expenses associated with the DutchFork acquisition being included for an entire year in 2005. In addition, increased depreciation and maintenance contract expense related to equipment purchased to upgrade and improve existing technology, including an upgrade to our main processor and item processing equipment needed to support increased volumes subsequent to the merger with DutchFork. These additions and upgrades were made in the second and third quarter of 2004 and therefore did not impact the full year of 2004. Noninterest expense in 2005 and 2004 included amortization of the deposit premium intangible of $595,000 and $280,000, respectively, related to the merger with DutchFork in October 2004 and the acquisition of the Chapin office in February 2001. The deposit premiums of $1.2 million relative to the Chapin branch acquisition and the $2.9 million related to the DutchFork merger are being amortized on a straight-line basis over a period of seven years. Professional fees increased by $225,000 in 2005 as compared to 2004 due to increased legal fees, audit fees and consulting fees, most of which is attributable to the significant growth we experienced between the two periods.

The following table sets forth for the periods indicated the primary components of non-interest expense:
(In thousands)
	Year ended December 31,
	2006	2005	2004
Salary and employee benefits	$6,887	$6,292	$4,263
Occupancy	946	807	489
Equipment	1,241	1,246	992
Marketing and public relations	329	337	325
Data processing	265	199	127
Supplies	271	262	191
Telephone	381	291	206
Correspondent services	169	167	140
Insurance	255	246	149
Professional fees	833	415	190
Postage	168	164	111
Amortization of intangibles	637	595	280
Other	861	817	514
	$13,243	$11,838	$7,977

Income Tax Expense

Income tax expenses for the year ended December 31, 2006 were $1.5 million, or 29.3% of income before taxes, as compared to $1.0 million, or 25.0% of income before taxes, for the year ended December 31, 2005. Income taxes for 2004 were $963,000, or 30.6% of income before taxes. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. There are no valuation allowances established for deferred taxes as of December 31, 2006 and 2005. The increase in the effective tax rate in 2006 over the prior year is primarily a result of the decrease in the amount of dividends received (eligible for a 70% dividend received deduction) in 2006 versus 2005 on preferred stock held in the available-for-sale portfolio ($614,000 in 2006 and $920,000 in 2005). These investments were owned by DutchFork at the date of the merger. Subsequent to the merger and as a result of restructuring certain holdings within the portfolio, a significant portion of the preferred stock holdings were sold in the fourth quarter of 2004 and first quarter of 2005. As of December 31, 2006, we hold preferred stock with a fair value of $14.0 million in the available for sale portfolio and bank owned life insurance with a book value of $9.6 million. These holdings will continue to reduce the company’s effective tax rate in future periods. The decrease in the effective tax rate in 2005 as compared to 2004 was also a primarily a result of these assets being held only during the fourth quarter of 2004.

Financial Position

Total assets at December 31, 2006 were $548.1 million as compared to $467.5 million at December 31, 2005. Average earning assets increased to $437.9 million during 2006 from $393.9 million during 2005. Asset growth included organic growth in loans of $26.9 million during 2006. Loans at December 31, 2006 were $275.2 as compared to $221.7 million at December 31, 2005. The increase includes $26.6 million in loans acquired in the merger with DeKalb. Investment securities were $176.5 at December 31, 2006 as compared to $176.4 million at December 31, 2005. The organic $34.6 million growth in assets was funded by an organic increase in deposit account balances of $38.0 million. Deposits and borrowings acquired in the merger with DeKalb amounted to $27.3 million and $7.9 million respectively. Securities sold under agreements to repurchase increased by $5.7 million at December 31, 2006 as compared to December 31, 2005. Federal Home Loan Bank Advances decreased by $4.7 million as of December 31, 2006 compared to December 31, 2005. Shareholders’ equity totaled $63.2 million at December 31, 2006 as compared to $50.8 million at December 31, 2005. The increase was a result of retained earnings of $2.8 million, proceeds from issuance of stock under stock option plans and the dividend reinvestment plan of $1.1 million and stock issued in the DeKalb merger valued at $7.6 million. There was also a partial recovery of the net of tax unrealized loss on available-for-sale securities of $1.9 million during 2006.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of our goals is to have loans be the largest category of our earning assets. During 2006, loans accounted for 56.9% of average earning assets as compared to 51.3% of average earning assets in 2005. The 5.6% increase in the ratio during 2006 demonstrates progress towards our asset mix goals. The growth of the loan portfolio both in total dollars and as a percentage of total earning assets will continue to be a major focus throughout 2007 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality. Loans averaged $249.2 million during 2006, as compared to $202.1 million in 2005.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2006	2005	2004	2003	2002

Commercial, financial & agricultural	$23,595	$22,091	$19,001	$11,518	$10,688
Real estate:
Construction	31,474	19,955	8,066	7,782	7,533
Mortgage - residential	47,950	37,251	35,438	11,804	11,055
Mortgage - commercial	138,886	112,915	96,811	72,668	55,290
Consumer	33,284	29,456	27,455	17,237	15,425
Total gross loans	275,189	221,668	186,771	121,009	99,991
Allowance for loan losses	(3,215)	(2,701)	(2,764)	(1,705)	(1,525)
Total net loans	$271,974	$218,967	$184,007	$119,304	$98,466

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio, at year-end 2006 and 2005, were commercial mortgage loans in the amount of $138.9 million and $112.9 million, representing 50.5% and 50.9% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)	December 31, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial & agricultural	$8,383	$14,449	$763	$23,595
Real estate - construction	27,919	3,500	55	31,474
All other loan	37,988	121,643	60,489	220,120
	$74,290	$139,592	$61,307	$275,189

Loans maturing after one year with:
Fixed interest rates				$143,700
Floating interest rates				57,199
				$200,899

The information presented in the above table is based on the contractual maturities of the individual loans, including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $175.1 million in 2006, as compared to $184.1 million in 2005. This represents 40.0% and 46.7% of the average earning assets for the year ended December 31, 2006 and 2005, respectively.  At December 31, 2006, the portfolio was 37.6% of earning assets.

At December 31, 2006 we had mortgage backed securities including collateralized mortgage obligations with a fair value of $79.4 million. Of these $45.5 million were issued by government sponsored enterprises and $33.9 million are by other issuers. We believe that none of the CMOs held at December 31, 2006 are deemed to be invested in “high risk” tranches. Prior to acquiring a CMO, we perform a detailed analysis of the changes in value and the impact on cash flows in a changing interest rate environment to ensure that it meets our investment objectives as outlined in our investment policies. At December 31, 2006, we also had investments in variable rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) with a fair value of $14.0 million, which were acquired in the DutchFork transaction. In addition, we acquired other fixed and variable rate preferred stocks issued by FHLMC and FNMA in the DutchFork transaction. During the fourth quarter of 2004, we sold approximately $33.0 million primarily fixed rate, preferred stock securities. As a result of marking the securities to market at the date of acquisition, substantially no gain or loss on those transactions was recognized in 2004. In the first quarter of 2005, we sold preferred stock securities with an approximate carrying value of $12.0 million. A gain of approximately $136,000 was realized in the first quarter of 2005 on these sales. During 2006 we sold approximately preferred stock with a carrying value of approximately $17.1 million for a net gain of approximately $9,000. At December 31, 2006, the remaining preferred stock securities owned have an average book value of 85% of their par value. The remaining FHLMC preferred stock securities have adjustable rates. There have been no significant downgrades in the credit rating of the issuer. Given the adjustable rate nature of these securities, the dividend rate will adjust to a level more in line with current or future interest rates at a preset time in the future. Our objective in the management of the investment portfolio is to maintain a portfolio of high quality, liquid investments. This policy is particularly important as we continue to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 2006, the estimated weighted average life of the portfolio was 7.1 years, duration of approximately 3.3 and a weighted average tax equivalent yield of approximately 4.88%. Based on our evaluation of securities that currently have unrealized losses, and our ability and intent to hold these investments until a recovery of fair value, we do not consider any of it investments to be other-than-temporarily impaired at December 31, 2006.

The following table shows the investment portfolio composition.
(In thousands)

	December 31,
	2006	2005	2004
Securities available-for-sale at fair value:
U.S. Treasury	$1,004	$992	$997
U.S. Government sponsored enterprises	56,660	57,479	63,755
Mortgage-backed securities	79,426	69,794	71,056
State and local government	4,481	253	-
FHLMC preferred stock	14,005	28,214	42,128
Corporate bonds	8,792	8,607	7,754
Other	5,666	5,319	4,320
	170,034	170,658	190,010
Securities held-to-maturity (amortized cost):
State and local government	6,429	5,654	6,006
Other	60	60	10
	6,489	5,714	6,016
Total	$176,523	$176,372	$196,026

Investment Securities Maturity Distribution and Yields

The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2006.

(In thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Held-to-maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and local government	$430	4.60%	$4,236	3.91%	$1,763	3.83%	$-
Other	-		10	5.85%	50	4.05%
Total investment securities held-to-Maturity	430	4.60%	4,246	3.92%	1,813	3.84%	-

Available-for-sale:
U.S. treasury	1,004	5.11%	-		-		-
Government sponsored enterprises	25,889	4.30%	25,343	4.20%	5,354	4.85%	74	3.64%
Mortgage-backed securities	2,087	3.50%	45,698	4.85%	16,443	5.78%	15,199	5.92%
State and local government	-		-		1,969	4.04%	2,513	4.20%
FHLMC preferred stock	-		-				14,005	4.41%
Corporate	551	5.09%	1,718	0.30%	4,062	3.93%	2,460	4.59%
Other	-		-		-		5,665	4.49%
Total investment securities available-for-sale	29,531	4.29%	72,759	4.51%	27,828	5.30%	39,916	4.99%
Total investment securities	$29,961	4.29%	$77,005	4.48%	$29,641	5.21%	$39,916	4.99%

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $13.5 million in 2006, as compared to $7.7 million in 2005. At December 31, 2006, short- term investments totaled $17.8 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $384.4 million during 2006, compared to $338.0 million during 2005. Average interest-bearing deposits were $321.3 million in 2006, as compared to $285.0 million in 2005.

The following table sets forth the deposits by category:
(In thousands)	December 31,
	2006		2005		2004
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Demand deposit accounts	$73,676	17.8%	$57,327	16.4%	$49,520	14.7%
NOW accounts	64,043	15.4%	60,756	17.4%	59,723	17.7%
Money market accounts	50,799	12.2%	45,582	13.0%	39,124	11.6%
Savings accounts	26,135	6.3%	29,819	8.5%	35,370	10.5%
Time deposits less than $100,000	119,083	28.7%	100,612	28.8%	100,629	29.9%
Time deposits more than $100,000	81,205	19.6%	55,508	15.9%	52,698	15.6%
	$414,941	100.0%	$349,604	100.0%	$337,064	100.0%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $334.7 million and $294.1 million at December 31, 2006 and 2005, respectively. A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

(In thousands)	December 31, 2006
	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total

Certificates of deposit of $100,000 or more	$23,599	$20,932	$24,864	$11,810	$81,205

There were no other time deposits of $100,000 or more at December 31, 2006.

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposits obtained through brokers. These brokered deposits can be unreliable as long-term funding sources. Accordingly, we do not currently accept brokered deposits.

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances and long-term debt as a result of issuing $15.0 million in trust preferred securities.  Short-term borrowings in the form of securities sold under agreements to repurchase averaged $19.1 million, $11.0 and $5.9 million during 2006, 2005 and 2004, respectively. The maximum month-end balance during 2005, 2004 and 2003 was $27.7 million, $14.9 million and $7.6 million, respectively. The average rate paid during these periods was 3.90%, 3.38% and 0.71%, respectively. The balance of securities sold under agreements to repurchase were $19.5 million and $13.8 million at December 31, 2006 and 2005, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta), the bank has access to advances from the FHLB Atlanta for various terms and amounts. During 2006 and 2005, the average outstanding advances amounted to $31.1 million and $41.3 million, respectively.

The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006		2005
Maturing	Amount	Rate	Amount	Rate
2006	$-	-	$1,500	2.83%
2008	1,954	3.79%	5,251	3.42%
2010	26,853	3.64%	27,306	3.64%
2011	500	5.35%	467	1.00%
After five years	450	1.00%
	29,758	3.64%	34,524	3.54%

Purchase premiums included in advances acquired in the merger with DutchFork reflected in the advances maturing in 2010 amount to $1.9 million and $2.3 million at December 31, 2006 and 2005, respectively. The coupon rate on these advances is 5.76%. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034.

Capital

Total shareholders’ equity as of December 31, 2006 was $63.2 million as compared to $50.8 million as of December 31, 2005. This increase was attributable to retained net income for the year ended December 31, 2006 of $2.8 million, a recovery in the net unrealized loss of $1.9 million net of tax effect in the market value of investment securities available-for sale, the issuance of shares in the dividend reinvestment plan and upon the exercise of stock options valued at $1.1 million, and the issuance of 364,034 shares of common stock valued at $7.6 million in conjunction with the acquisition of DeKalb. Offsetting these increases was the repurchase of 70,100 shares at a total price of $1.3 million pursuant to a stock repurchase program we instituted during the third quarter of 2006 authorizing the repurchase of up to 150,000 shares of our common stock. During the first quarter of 2006 we paid a quarterly dividend of $0.05 per share. For the last three quarters of 2006 our dividend was $0.06 per share. In 2005 and 2004, we paid quarterly cash dividends of $.05 per share. A dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

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

The company and the bank exceeded their regulatory capital ratios at December 31, 2006 and 2005, as set forth in the following table.

Analysis of Capital
(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2006
Risk Based Capital
Tier 1	$14,009	4.0%	$43,039	12.3%	29,031	8.3%
Total Capital	28,018	8.0%	46,254	13.2%	18,236	5.2%
Tier 1 Leverage	20,266	4.0%	43,039	8.5%	22,773	4.5%

December 31, 2005
Risk Based Capital
Tier 1	$12,320	4.0%	$36,179	11.8%	$23,859	7.8%
Total Capital	24,640	8.0%	38,880	12.6%	14,240	4.6%
Tier 1 Leverage	17,740	4.0%	36,179	8.2%	18,439	4.2%

The Company:
December 31, 2006
Risk Based Capital
Tier 1	$14,030	4.0%	$47,238	13.5%	$33,208	9.5%
Total Capital	28,060	8.0%	50,453	14.4%	22,393	6.4%
Tier 1 Leverage	20,343	4.0%	47,238	9.3%	26,895	5.3%

December 31, 2005
Risk Based Capital
Tier 1	$12,354	4.0%	$40,898	13.2%	$28,544	8.2%
Total Capital	24,709	8.0%	43,599	14.1%	18,890	6.1%
Tier 1 Leverage	17,616	4.0%	40,898	9.3%	23,282	5.3%

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

With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004 and the acquisition of DeKalb in June 2006, the company has maintained a high level of liquidity and adequate capital, along with continued retained earnings, sufficient to fund the operations of the bank for at least the next 12 months. The company’s management anticipates that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 11.5% of total assets at December 31, 2006 and 10.9% at December 31, 2005. Funds sold and short-term interest bearing deposits are our primary source of liquidity and averaged $13.5 million and $7.7 million during the year ended December 31, 2006 and 2005, respectively. The bank maintains federal funds purchased lines, in the amount of $10.0 million with several financial institutions, although these were not utilized in 2006. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

CONTRACTUAL OBLIGATIONS

The following table provides payments due by period for various contractual obligations as of December 31, 2006

	Payments Due by Period
(in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$168,714	$5,521	$14,048	$12,005	$-	$200,288
Short-term borrowings	19,621	-	-	-	-	19,621
Long-term debt	-	1,954	-	27,353	15,915	45,222
Purchases	-	-	-	-	-	-
Total contractual obligations	$188,335	$7,475	$14,048	$39,358	15,915	$265,131

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Please refer to “Market Risk and Interest Rate Sensitivity,” “Loan Maturity Schedule and Sensitivity to Changes n Interest Rates,” “Investment Securities Majority Distribution and Yields” in Item 6 for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Additional information required under this Item 8 may be found under the Notes to Financial Statements under Note 21.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

We have audited the accompanying consolidated balance sheet of First Community Corporation (the Company) as of December 31, 2006 and the related consolidated statement of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

I have audited the accompanying consolidated balance sheet of First Community Corporation (the Company) as of December 31, 2005 and 2004 and the related consolidated statement of income, shareholders' equity and comprehensive income, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Clifton D. Bodiford

Clifton D. Bodiford
Certified Public Accountant
Columbia, South Carolina
January 13, 2006

FIRST COMMUNITY CORPORATION
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$10,021,781	$11,701,764
Interest-bearing bank balances	47,786	83,178
Federal funds sold and securities purchased under agreements to resell	17,745,404	1,079,204
Investment securities - available for sale	170,034,478	170,657,770
Investment securities - held to maturity (market value of $6,509,148 and $5,746,448 at December 31, 2006 and 2005, respectively)	6,488,796	5,713,830
Loans	275,188,567	221,667,632
Less, allowance for loan losses	3,214,624	2,700,647
Net loans	271,973,943	218,966,985
Property, furniture and equipment - net	20,960,332	15,982,029
Bank owned life insurance	9,606,657	5,811,302
Goodwill	27,761,219	24,256,020
Core deposit intangible	2,652,917	2,767,074
Other assets	10,762,430	10,435,937
Total assets	$548,055,743	$467,455,093

LIABILITIES
Deposits:
Non-interest bearing demand	$73,676,415	$57,326,637
NOW and money market accounts	114,842,382	106,337,887
Savings	26,134,834	29,818,705
Time deposits less than $100,000	119,082,462	100,612,256
Time deposits $100,000 and over	81,205,314	55,508,666
Total deposits	414,941,407	349,604,151
Securities sold under agreements to repurchase	19,472,580	13,806,400
Federal Home Loan Bank Advances	29,757,545	34,524,409
Junior subordinated debt	15,464,000	15,464,000
Other borrowed money	148,886	169,233
Other liabilities	5,063,674	3,120,115
Total liabilities	484,848,092	416,688,308
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,264,608 in 2006 and 2,848,627 in 2005	3,264,608	2,848,627
Additional paid in capital	49,695,346	42,352,205
Retained earnings	12,033,065	9,240,088
Accumulated other comprehensive income (loss)	(1,785,368)	(3,674,135)
Total shareholders' equity	63,207,651	50,766,785
Total liabilities and shareholders' equity	$548,055,743	$467,455,093

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
Interest income:
Loans, including fees	$18,612,615	$13,607,962	$9,063,092
Investment securities - available-for-sale	7,662,919	7,241,453	3,440,033
Investment securities - held-to-maturity	228,008	223,059	206,681
Other short term investments	741,406	271,276	334,518
Total interest income	27,244,948	21,343,750	13,044,324
Interest expense:
Deposits	9,828,817	5,743,340	2,729,459
Securities sold under agreement to repurchase	804,532	275,738	40,934
Other borrowed money	2,288,344	2,330,252	677,830
Total interest expense	12,921,693	8,349,330	3,448,223
Net interest income	14,323,255	12,994,420	9,596,101
Provision for loan losses	528,124	328,679	245,000
Net interest income after provision for loan losses	13,795,131	12,665,741	9,351,101
Non-interest income:
Deposit service charges	2,390,053	1,462,111	879,585
Mortgage origination fees	450,437	361,856	267,972
Commission on sale of non-deposit products	321,308	229,888	212,748
Gain (loss) on sale of securities	(68,962)	188,419	11,381
Gain on early extinguishment of debt	159,416	124,436	-
Other	1,148,655	931,207	402,035
Total non-interest income	4,400,907	3,297,917	1,773,721
Non-interest expense:
Salaries and employee benefits	6,886,509	6,292,239	4,263,383
Occupancy	945,561	807,258	489,261
Equipment	1,240,943	1,245,577	991,793
Marketing and public relations	329,173	337,481	325,395
Amortization of intangibles	636,529	594,741	279,685
Other	3,203,899	2,561,091	1,627,470
Total non-interest expense	13,242,614	11,838,387	7,976,987
Net income before tax	4,953,424	4,125,271	3,147,835
Income taxes	1,452,225	1,032,600	962,850
Net income	$3,501,199	$3,092,671	$2,184,985
Basic earnings per common share	$1.13	$1.09	$1.15
Diluted earnings per common share	$1.10	$1.04	$1.09

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statement of Changes in Shareholder's Equity and Comprehensive Income (loss)

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	1,597,224	$1,597,224	$12,862,715	$4,909,742	$139,133	$19,508,814
Comprehensive income:
Net income				2,184,985		2,184,985
Accumulated other comprehensive loss, net of income tax benefit of $540,016					(1,002,887)
Less: reclassification adjustment for gains included in net income, net of tax of $3,983					(7,398)
Other comprehensive loss					(1,010,285)	(1,010,285)
Comprehensive income:						1,174,700
Cash dividend ($0.20 per share)				(381,878)		(381,878)
Stock issued in acquisition	1,169,898	1,169,898	28,675,725			29,845,623
Exercise of stock options	15,409	15,409	205,365			220,774
Dividend reinvestment plan	6,371	6,371	88,285			94,656
Balance December 31, 2004	2,788,902	2,788,902	41,832,090	6,712,849	(871,152)	50,462,689
Comprehensive income:
Net income				3,092,671		3,092,671
Accumulated other comprehensive loss, net of income tax benefit of $1,443,352					(2,680,511)
Less: reclassification adjustment for gains included in net income, net of tax of $65,946					(122,472)
Other comprehensive loss					(2,802,983)	(2,802,983)
Comprehensive income:						289,688
Cash dividend ($0.20 per share)				(565,432)		(565,432)
Exercise of stock options	52,845	52,845	399,814			452,659
Dividend reinvestment plan	6,880	6,880	120,301			127,181
Balance December 31, 2005	2,848,627	2,848,627	42,352,205	9,240,088	(3,674,135)	50,766,785
Comprehensive income:
Net income				3,501,199		3,501,199
Accumulated other comprehensive Income, net of income tax of $1,006,146					1,843,666
Less: reclassification adjustment for loss included in net income, net of tax of $23,864					45,101
Other comprehensive income					1,888,767	1,888,767
Comprehensive income:						5,389,966
Cash dividend ($0.23 per share)				(708,222)		(708,222)
Stock issued in acquisition	364,034	364,034	7,212,859			7,576,893
Repurchase of common stock	(70,100)	(70,100)	(1,183,990)			(1,254,090)
Exercise of stock options	112,932	112,932	1,164,478			1,277,410
Dividend reinvestment plan	9,115	9,115	149,794			158,909
Balance December 31, 2006	3,264,608	$3,264,608	$49,695,346	$12,033,065	$(1,785,368)	$63,207,651

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$3,501,199	$3,092,671	$2,184,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,000,804	926,776	761,277
Premium amortization (Discount accretion)	(457,553)	(345,763)	(93,782)
Provision for loan losses	528,124	328,679	245,000
Amortization of intangibles	636,529	594,741	279,685
Gain on sale of property and equipment	-	(29,983)	(21,707)
(Gain) loss on sale of securities	68,962	(188,418)	(11,381)
Gain on early extinguishment of debt	(159,416)	(124,436)	-
(Increase) decrease in other assets	270,084	(693,657)	(425,079)
Tax benefit from exercise of stock options	299,715	-	51,621
Increase in accounts payable	938,634	591,691	14,681
Net cash provided in operating activities	6,627,082	4,152,301	2,985,300
Cash flows form investing activities:
Proceeds from sale of securities available-for-sale	21,241,484	39,071,729	56,586,668
Purchase of investment securities available-for-sale	(34,671,451)	(51,368,761)	(108,265,814)
Maturity/call of investment securities available-for-sale	27,050,486	27,267,768	36,424,205
Purchase of investment securities held-to-maturity	(800,000)	(50,000)	(1,052,057)
Maturity/call of investment securities held-to-maturity	-	325,000	-
Increase in loans	(27,179,342)	(35,288,308)	(14,813,202)
Net cash disbursed in business combination	(1,229,598)	-	(11,131,142)
Proceeds from sale of property and equipment	-	401,733	23,800
Purchase of bank owned life insurance	(3,500,000)	-	-
Purchase of property and equipment	(3,366,410)	(2,595,715)	(2,427,322)
Net cash used in investing activities	(22,454,831)	(22,236,554)	(44,654,864)
Cash flows from financing activities:
Increase in deposit accounts	38,035,208	12,539,867	16,996,662
Proceeds from issuance of long term debt	-	-	15,000,000
Advances from the Federal Home Loan Bank	9,000,000	19,580,000	-
Repayment of advances from the Federal Home Loan Bank	(18,078,829)	(26,752,661)	(1,000,000)
Increase (decrease) in securities sold under agreements to repurchase	2,668,250	6,256,500	3,608,900
Increase (decrease) in other borrowings	(20,347)	(15,360)	24,517
Proceeds from exercise of stock options	977,695	452,659	169,153
Dividend reinvestment plan	158,909	127,181	94,656
Purchase of common stock	(1,254,090)	-	-
Cash dividends paid	(708,222)	(565,432)	(381,878)
Net cash provided from financing activities	30,778,574	11,622,754	34,512,010
Net increase (decrease) in cash and cash equivalents	14,950,825	(6,461,499)	(7,157,554)
Cash and cash equivalents at beginning of period	12,864,146	19,325,645	26,483,199
Cash and cash equivalents at end of period	$27,814,971	$12,864,146	$19,325,645
Supplemental disclosure:
Cash paid during the period for:
Interest	$11,702,671	$7,941,548	$3,139,817
Taxes	$472,647	$445,000	$907,268
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$2,918,777	$(4,312,281)	$(1,554,287)
Transfer of loans to foreclosed property	$50,000	$721,052	$119,916
Common stock issued in acquisition	$7,576,893	$-	$29,845,623

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Notes to Consolidated Financial Statements

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Community Corporation (the company) and its wholly owned subsidiary First Community Bank, N.A (the bank). The Company owns all of the common stock of FCC Capital Trust I. All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The bank opened for business on August 17, 1995. FCC Capital Trust I is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The company considers a loan to be impaired when, based upon current information and events, it is believed that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered impaired are accounted for at fair value. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, generally when a loan becomes 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received first to principal and then to interest income.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Estimated lives range up to 39 years for buildings and up to 10 years for furniture, fixtures and equipment.

Goodwill and Other Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of identifiable intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired , the amount of impairment is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset based on the discounted expected future cash flows. The test for goodwill impairment is based on an identified reporting unit and the determination of the carrying value of the assets and liabilities, including the existing goodwill and intangible assets. The carrying value is compared to the fair value to determine whether impairment exists. No impairment losses have been recorded as a result of the company’s analyses during the years ended December 31, 2006, 2005 and 2004.

Other Real Estate Owned
Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost (principal balance at date of foreclosure) or fair value minus estimated cost to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains or losses on disposal are included in other expenses. Other real estate owned is included in Other assets on the consolidated balance sheet.

Comprehensive Income
The Company reports comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the Company’s consolidated statements of shareholders’ equity and comprehensive income (loss).

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

Advertising Expense
Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Based Compensation Cost
In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt, and the Company has adopted effective January 1, 2006, the new standard using a modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

At December 31, 2006, the Company had a stock-based payment plan for directors, officers and other key employees, which is described below. Prior to January 1, 2006, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options and warrants because the option and warrant exercise price in its plan equaled the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

The following summarizes required pro-forma data in accordance with SFAS 123 prior to the company’s adoption of SFAS 123R effective January 1, 2006. The pro-forma data includes the effects of the acceleration for the year ended December 31, 2005:

	December 31,
	2005	2004

Net income, pro-forma	$2,792,578	$2,179,236
Basic earnings/loss per common share, pro-forma	$0.99	$1.15
Diluted earnings loss per common share, pro-forma	$0.94	$1.09

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model.  The weighted average fair value of options granted, excluding those issued in the Dutch Fork and DeKalb acquisitions, during 2005 and 2004 was $6.87, and $7.15.  Those granted in conjunction with the acquisition in the 2004 acquisition of DutchFork had an average fair value of $14.32. The options granted in conjunction with the 2006 acquisition of DeKalb had an average fair value of $8.21. In calculating the pro-forma disclosures, the fair value of options granted is estimated as of the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	1.0%	1.0%
Expected volatility	24.3%	24.8%
Risk-free interest rate	4.3%	4.3%
Expected life	8 Years	7 Years

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Effective December 31, 2005, upon recommendation of the Human Resource Committee of the Board of Directors of First Community Corporation, the Company's Board of Directors accelerated the vesting of, and vested, all outstanding options to acquire the Company's common stock granted in 2003, 2004 and 2005, totaling approximately 67,000 options, that would otherwise vest at various times through the end of fiscal 2011 (“Acceleration”). All other terms and conditions of such options remained unchanged as a result of the Acceleration. See note 16 for additional information relative to stock based compensation.

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

Recently Issued Accounting Standards
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company. In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of FIN 48 and does not believe that it will have a material impact on its financial position, results of operations and cash flows.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not have an effect on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.”  The Company is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Risk and Uncertainties
In the normal course of business, the company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions from regulators’ judgments based on information available to them at the time of their examination.

Reclassifications
Certain captions and amounts in the 2005 and 2004 consolidated financial statements were reclassified to conform with the 2006 presentation.

Note 3 - BUSINESS COMBINATION

On June 9, 2006, the Company acquired 100% of the outstanding shares of DeKalb Bancshares, Inc (DeKalb), the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into the Company's wholly owned banking subsidiary, First Community Bank, NA, and the Camden office is now operated as a branch of First Community Bank. The merger enabled First Community to increase its market share in the Midlands of South Carolina in a community contiguous to its existing markets. The aggregate acquisition cost was $10,223,000, including $2,369,000 of cash, 364,034 shares of the Company’s common stock valued at $7,577,000, stock options valued at $585,000 and direct acquisition costs of $277,000. The value of the 364,034 shares of common stock issued at $19.22 per share was determined based on the average closing price of the Company’s common shares over the two-day period before and after December 8, 2005, the date the terms were agreed to and announced.

The primary intangible assets acquired in conjunction with the purchase of DeKalb are core deposit intangible assets with an estimated useful life of approximately seven years and goodwill. The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

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

The Company acquired a $320,000 allowance for loan losses as a result of the acquisition of DeKalb. Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer or business combination if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits the carry over or creation of valuation allowances in the initial accounting of all loans acquired that are within the scope of the SOP. There were no loans acquired in the acquisition of DeKalb that were within the scope of SOP No. 03-3.

Note 3 - BUSINESS COMBINATION - Continued

The following unaudited presentation reflects selected information from the "Consolidated Income Statements" on a Pro Forma basis as if the purchase transaction had been completed as of the beginning of the years presented:

	For Year Ending December 31,
	2006	2005
Total revenues	$31,645,855	$27,470,457
Income before cumulative effect of change in accounting principle	$3,584,026	$3,198,382
Net Income	$3,584,026	$3,198,382
Basic EPS	$1.10	$1.00
Diluted EPS	$1.08	$0.96

Prior to the consummation of the merger DeKalb Bankshares had significant direct merger related expenses. These expenses of approximately $880,000 have been excluded in the pro-forma results for the fiscal year ended in 2006.

On October 1, 2004, First Community acquired DutchFork Bancshares, the holding company for Newberry Federal Savings Bank located in Newberry, South Carolina.  The merger enabled First Community to increase its market share in the Midlands of South Carolina. The total purchase price was $49,273,493, including $18,342,357 in cash, 1,169,898 shares of our common stock valued at $27,258,623, stock options valued at $2,587,000 and direct acquisition cost of $1,085,513.  The value of the common stock issued was determined based on the average closing price over the six day period beginning two days before and ending three days after the terms of the acquisition were agreed to and announced.  The intangible assets acquired in conjunction with the purchase are core deposit intangible and goodwill.  The core deposit intangible is being written off over a period of seven years using the straight-line method.  The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible for tax purposes.

Note 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006:
State and local government	$6,428,796	$39,449	$19,097	$6,449,148
Other	60,000	—	—	60,000
	$6,488,796	$39,449	$19,097	$6,509,148

December 31, 2005:
State and local government	$5,653,830	$58,316	$25,698	$5,686,448
Other	60,000	—	—	60,000
	$5,713,830	$58,316	$25,698	$5,746,448

Note 4 - INVESTMENT SECURITIES - Continued

AVAILABLE-FOR-SALE:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2006:
US Treasury securities	$994,534	$10,306	$—	$1,004,840
Government sponsored enterprises	57,420,136	50,285	810,126	56,660,295
Mortgage-backed securities	80,234,695	247,650	1,056,242	79,426,103
State and local government	4,438,933	44,820	2,644	4,481,109
Equity and other securities	29,679,914	12,046	1,229,829	28,462,131
	$172,768,212	$365,107	$3,098,841	$170,034,478

December 31, 2005:
US Treasury securities	$999,848	$—	$7,973	$991,875
Government sponsored enterprises	58,674,004	671	1,195,657	57,479,018
Mortgage-backed securities	70,967,405	61,117	1,234,803	69,793,719
State and local government	249,359	3,881	---	253,240
Equity and other securities	45,419,667	19,519	3,299,268	42,139,918
	$176,310,283	$85,188	$5,737,701	$170,657,770

At December 31, 2006, equity and other investment securities available for sale included the following recorded at fair value: Federal Home Loan Mortgage Corporation preferred stock of $14,005,100, corporate bonds of $8,791,583, Federal Home Loan Bank Stock of $2,349,600, Federal Reserve Bank Stock of $1,858,194, mutual funds of $838,846, community bank stocks of $509,288 and other common stock at $109,520. At December 31, 2005, equity and other investments in securities available for sale included the following recorded at fair value: Federal Home Loan Mortgage Corporation preferred stock of $16,125,200, Federal National Mortgage Association preferred stock of $12,088,560, corporate bonds of $8,607,057, Federal Home Loan Bank Stock of $2,351,200, Federal Reserve Bank Stock of $1,624,500, mutual funds of $1,233,452 and community bank stocks of $110,000. Federal Home Loan Bank and Federal Reserve Bank Stock are carried at cost since there is no ready market.

For the year ended December 31, 2006, proceeds from the sales of securities available-for-sale amounted to $21,241,484. Gross realized gains amounted to $58,505 and gross realized losses amounted to $127,467 in 2006. For the year ended December 31, 2005, proceeds from the sale of securities available-for-sale amounted to $39,071,729. Gross realized gain amounted to $294,661 and gross realized losses amounted to $106,243 in 2005  For the year ended December 31, 2004, proceeds from the sale of securities available-for-sale amounted to $56,586,668. Gross realized gain amounted to $16,119 and gross realized losses amounted to $4,738 in 2004. The tax provision (benefit) applicable to the net realized gain (loss) was approximately ($20,200), $65,000 and $3,400 for 2006, 2005 and 2004, respectively.

The amortized cost and fair value of investment securities at December 31, 2006, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$430,395	$430,779	$28,770,603	$28,526,327
Due after one year through five years	4,246,252	4,259,417	75,163,715	73,761,597
Due after five years through ten years	1,812,149	1,818,952	28,515,992	27,829,215
Due after ten years	---	---	40,317,902	39,917,339
	$6,488,796	$6,509,148	$172,768,212	$170,034,478

Note 4 - INVESTMENT SECURITIES - Continued

Securities with an amortized cost of $52,857,719 and fair value of $51,778,371 at December 31, 2006, were pledged to secure FHLB Advances, public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2006 and 2005.

December 31, 2006	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$7,523,200	$49,994	$41,658,875	$760,132	$49,182,075	$810,126
Federal agency mortgage-backed securities	2,246,558	13,318	26,276,885	688,067	28,523,443	701,385
Non-agency mortgage-backed securities	4,421,937	41,658	17,480,973	313,199	21,902,910	354,857
FHLMC preferred stock	---	---	14,005,100	244,275	14,005,100	244,275
Corporate bonds	3,949,171	861,344	1,402,698	92,823	5,351,869	954,167
State and local government	462,355	2,644	---	---	462,355	2,644
Other	---	---	910,966	31,387	1,410,719	34,031
	18,603,221	968,958	101,735,497	2,129,883	120,338,718	3,098,841
Held-to-maturity securities:
State and local government	630,319	4,358	1,244,491	14,739	1,874,810	19,097
Total	$19,233,540	$973,316	102,979,988	$2,144,622	$120,213,528	$3,117,938

December 31, 2005	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and US Government agency securities	$4,531,185	$73,959	$50,689,215	$1,129,671	$55,220,400	$1,203,630
Federal agency mortgage-backed securities	12,631,631	272,280	20,596,312	562,265	33,227,943	834,545
Non-agency mortgage-backed securities	11,748,240	160,835	10,332,955	239,423	22,081,195	400,258
FNMA and FHLMC preferred stock	---	---	28,213,718	3,140,111	28,213,718	3,140,111
Corporate bonds	499,500	19	1,872,218	123,314	2,371,718	123,333
Other	1,233,452	35,824	---	---	1,233,452	35,824
	30,644,008	542,917	111,704,418	5,194,784	142,348,426	5,737,701
Held-to-maturity securities:
State and local government	495,600	4,400	1,382,203	21,298	1,877,803	25,698
Total	$31,139,608	$547,317	$113,086,621	$5,216,082	$144,226,229	$5,763,399

U.S. Treasury and Government Sponsored Enterprises: The unrealized losses on the Company’s investments in U.S. Treasury obligations and Government sponsored enterprises were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Note 4 - INVESTMENT SECURITIES - Continued

Federal Agency Mortgage-Backed Securities: The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31,2006.

Non-agency Mortgage-Backed Securities: The unrealized losses on the Company’s investment in non-agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are current and none of the obligations are deemed to be invested in high-risk tranches. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31,2006.

FHLMC Preferred Stock: All of the agency preferred stock securities held by the Company are adjustable rate securities. The securities reprice over a five year period. The current cost basis of these securities are at a discount to the stated par value. The rating agencies have rated these securities Aa3 (Moody’s) AA- (S&P). Given the adjustable rate nature of the securities the dividend rates will adjust to a level more in line with current or future interest rates at a preset time in the future. Based on the evaluation by the Company and the ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2006.

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with five different issuers. The unrealized losses were caused by increases in interest rates. Each of these bonds is rated A or better (S&P) and there have been no downgrades during the last twelve months. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at December 31, 2006.

Note 5 - LOANS

Loans summarized by category are as follows:

	December 31,
	2006	2005
Commercial, financial and agricultural	$23,595,321	$22,090,454
Real estate - construction	31,473,364	19,955,124
Real estate - mortgage
Commercial	138,885,778	112,914,726
Residential	47,949,770	37,251,173
Consumer	33,284,334	29,456,155
	$275,188,567	$221,667,632

Activity in the allowance for loan losses was as follows:

	December 31,
	2006	2005	2004
Balance at the beginning of year	$2,700,647	$2,763,988	$1,705,082
Allowance purchased in acquisition	320,000	—	994,878
Provision for loan losses	528,124	328,679	245,000
Charged off loans	(444,702)	(521,278)	(293,479)
Recoveries	110,555	129,258	112,507
Balance at end of year	$3,214,624	$2,700,647	$2,763,988

Note 5 - LOANS - Continued

At December 31, 2006, the bank had $449,000 loans in a non accrual status.  Loans classified impaired at December 31, 2006 and 2005 totaled $449,000 and $101,000.  These loans were recorded at or below fair value.  The average recorded investment in loans classified as impaired for the years ended December 31, 2006 and 2005 amounted to approximately $205,000 and $316,000, respectively.

Loans outstanding to bank directors, executive officers and their related business interests amounted to $8,105,209 and $4,182,129 at December 31, 2006 and 2005, respectively.  Repayments on these loans during the year ended December 31, 2006 were $3,676,438 and loans made amounted to $6,958,901. Loans acquired in the DeKalb acquisition amounted to $640,617. Repayments on these loans during the year ended December 31, 2005 were $332,642 and loans made amounted to $2,195,918. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectibility.

Note 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2005

Land	$5,775,465	$5,146,966
Premises	14,133,715	7,862,983
Equipment	5,944,366	4,734,620
Construction in progress	—	2,227,941
	25,853,546	19,972,510
Accumulated depreciation	4,893,214	3,990,481
	$20,960,332	$15,982,029

Provision for depreciation included in operating expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $1,000,804, $926,776 and $761,277, respectively.

Note 7 - GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
	2006	2005
Core deposit premiums, gross carrying amount	$4,650,658	$4,148,273
Accumulated amortization	(1,997,741)	(1,381,199)
Net	$2,652,917	$2,767,074

Amortization of the core deposit intangibles amounted to $636,542, $594,741 and $276,685 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of the intangibles is scheduled to be as follows:

2007	$669,637
2008	506,822
2009	491,524
2010	491,524
2011	387,306
Thereafter	106,104
$2,652,917

Note 7 - GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS - Continued

Goodwill at December 31, 2006 and 2005 amounted to $27,761,219 and $24,256,020, respectively. This represents $4,902,943 acquired in the DeKalb acquisition in 2006, $22,822,441 acquired in the DutchFork acquisition in 2004 and $35,835 resulting from a branch acquisition in 2003. The goodwill from each of these acquisitions is tested for impairment annually in accordance with SFAS 142. The fair value is estimated using a cash flow approach based upon the present value of the expected cash flows by separately grouping the offices acquired in each of these transactions. These valuations indicated that no impairment charge was required during the year ended December 31, 2006. However, in 2006 the Company identified $1,397,744 that related to the DutchFork acquisition and therefore management reclassed this amount to a deferred tax asset.

With the acquisition of DutchFork Bancshares the company acquired certain bank-owned life insurance policies that provide benefits to various former and existing employees and officers. In addition, during 2006 the bank acquired an additional $3,500,000 in bank-owned life insurance that provides benefits to various existing officers.  The carrying value of these policies at December 31, 2006 and 2005 was $9,606,657 and $5,811,302, respectively and are included in other assets.

Note 8 - DEPOSITS

At December 31, 2006, the scheduled maturities of Certificates of Deposits are as follows:

2007	$168,714,477
2008	5,520,480
2009	14,048,103
2010	7,444,290
2011	4,560,426
$200,287,776

Note 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date.  The weighted average interest rate at December 31, 2006 and 2005, was 3.90% and 3.38%, respectively. The maximum month-end balance during 2006 and 2005 was $27,699,000 and $14,858,500 respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

Other borrowed money at December 31, 2006 and 2005 consisted of $148,886 and $169,233, respectively which was due under the treasury tax and loan note program.

At December 31, 2006 and 2005, the Company had unused short-term lines of credit totaling $20,000,000.

Note 10 - ADVANCES FROM FEDERAL HOME LOAN BANK AND LONG-TERM DEBT

Advances from the Federal Home Loan Bank of Atlanta at December 31, 2006 consisted of the following:

	2006		2005
Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2006	—	$—	2.83%	$1,500,000
2008	3.79%	1,954,408	3.42%	5,251,345
2010	3.64%	26,852,972	3.64%	27,305,787
2011	5.35%	500,000		—
More than five years	1.00%	450,165		467,277
	3.64%	$29,757,545	3.54%	$34,524,409

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible single-family loans, in the amount of $33,732,000 at December 31, 2006.  In addition, securities with a fair value of $6,126,136 have been pledged as collateral for advances as of December 31, 2006.  At December 31, 2005 loans in the amount of $70,397,000 and securities with a fair value of $8,050,723 were pledged as collateral for advances.  In addition, the Company’s investment in Federal Home Loan Bank stock is pledged for advances.  Advances are subject to prepayment penalties.  The average advances during 2006 and 2005 were $31,073,406 and $41,290,862, respectively.  The average interest rate for 2006 and 2005 was 3.61% and 3.49%, respectively. The maximum outstanding amount at any month end was $43,347,349 and $46,613,103 for 2006 and 2005.

Purchase premiums included in advances acquired in the acquisition of DutchFork reflected in the advances maturing in 2010 amount to $1,852,972 at December 31, 2006. At December 31, 2005 the premium on the advances were $251,345 for 2008 maturities and $2,305,787 for the 2010 maturity.  The coupon rate on the $25,000,000 advance maturing in 2010 is 5.76%. Advances of $2,000,000 acquired in the DeKalb merger maturing in 2008 reflect a discount of $45,592 at December 31, 2006. The coupon rate on this advance is 3.79%.

Note 11 - JUNIOR SUBORDINATED DEBENTURES

On September 16, 2004, FCC Capital Trust I (Trust I), a wholly owned subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15,000,000. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points.  The distributions are cumulative and payable in arrears.  The company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034.  The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034.  If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I securities may be redeemed in whole but not in part, at any time prior to September 16, 2009 following the occurrence of a tax event, a capital treatment event or an investment company event.  Currently these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations.  The company has no current intention to exercise its right to defer payments of interest on the Trust I securities.

Note 12 - INCOME TAXES

Income tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	Year ended December 31
	2006	2005	2004
Current
Federal	$1,301,617	$137,642	$651,304
State	213,102	83,545	104,072
	1,514,719	221,187	722,376
Deferred
Federal	(62,494)	737,272	197,474
State	—	74,145	10,000
	(62,494)	811,413	207,474
Income tax expense	$1,452,225	$1,032,600	$962,850

Note 12 - INCOME TAXES - Continued

Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
	2006	2005	2004
Expected federal income tax expense	$1,684,160	$1,402,592	$1,101,742

State income tax net of federal benefit	140,647	104,075	37,584
Tax exempt interest	(99,764)	(73,999)	(64,126)
Nontaxable dividends	(146,347)	(321,912)	(101,821
Increase in cash surrender value life insurance	(112,416)	(87,883)	(18500
Other	(14,055)	9,727	7,971
	$1,452,225	$1,032,600	$962,850

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2006	2005
Assets:
Allowance for loan losses	$1,092,972	$971,980
Excess tax basis of deductible intangible assets	188,328	165,998
Premium on purchased FHLB Advances	630,010	920,329
Net operating loss carry forward	3,626,451	4,353,842
Excess tax basis of assets acquired	1,030,356	488,534
Unrealized loss on available-for sale-securities	983,611	2,046,309
Compensation expense deferred for tax purposes	132,290	144,915
Other	168,987	676,360
Total deferred tax asset	7,853,005	9,768,267
Liabilities:
Tax depreciation in excess of book depreciation	103,752	149,713
Excess tax basis of non-deductible intangible assets	836,232	862,174
Excess financial reporting basis of assets acquired	1,305,574	948,074
Income tax bad debt reserve recapture adjustment	—	1,196,952
Other	63,243	66,946
Total deferred tax liabilities	2,308,801	3,223,859
Net deferred tax asset recognized	$5,544,204	$6,544,408

At December 31, 2006, the Company has net operating loss carry forwards acquired in the acquisitions of DutchFork and DeKalb for federal income tax purposes of approximately $10,666,033 available to offset future taxable income through 2025. There was no valuation allowance for deferred tax assets at either December 31, 2006 or 2005.  No valuation allowance has been established as it is management’s belief that realization of the deferred tax asset is more likely than not.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The amount of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.  The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale.  The change in the tax benefit related to unrealized gains on available for sale securities of $1,062,698 has been recorded directly to shareholders’ equity.  During the year ended December 31, 2006 it was determined that certain differences recognized in the DutchFork acquisition as well as temporary differences related to state taxes should not be classified as “temporary differences”. The primary difference related to the deferred tax liability established for bad debt reserve recapture. Temporary differences in the amount of $1,397,444 were reclassified from the net deferred tax asset to goodwill in the year ended December 31, 2006. The balance of the change in the net deferred tax asset results from current period deferred tax benefit of $62,494.

Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Interest rate cap/floor - The fair value approximates the carrying value.

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

Junior Subordinated Debentures - The fair values of junior subordinated debentures is estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments.

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$10,069,567	$10,069,567	$12,864,146	$12,864,146
Held-to-maturity securities	6,488,796	6,509,148	5,713,830	5,746,448
Available-for-sale securities	170,034,478	170,034,478	170,657,770	170,657,770
Loans receivable	275,188,567	271,352,722	221,667,632	218,651,290
Allowance for loan losses	3,214,624	—	2,700,647	—
Net loans	271,973,943	271,352,722	218,966,985	218,651,290
Accrued interest	2,545,560	2,545,560	2,001,957	2,001,957
Interest rate cap/floor	371,632	371,632	192,898	192,898

Financial liabilities:
Non-interest bearing demand	$73,676,415	$73,676,415	$57,326,637	$57,326,637
NOW and money market accounts	114,842,382	114,842,382	106,337,887	106,337,887
Savings	26,134,834	26,134,834	29,818,705	29,818,705
Certificates of deposit	200,287,776	201,341,483	156,120,922	156,541,947
Total deposits	414,941,407	415,995,114	349,604,151	350,025,176
Federal Home Loan Bank Advances	29,757,545	28,238,223	34,524,409	32,590,242
Short term borrowings	19,621,466	19,621,466	13,975,633	13,975,633
Junior subordinated debentures	15,464,000	15,464,000	15,464,000	15,464,000
Accrued interest payable	3,726,963	3,726,963	2,053,833	2,053,833

Note 14 - COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments.  At December 31, 2006 and 2005, the Bank had commitments to extend credit including unused lines of credit of $56,643,000 and $38,700,000 respectively.

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

The primary market area served by the Bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina.  Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the bank’s risk based capital, or approximately $11.6 million. Based on this criteria, the Bank had three such concentrations at December 31, 2006, including $32.9 million (12.0% of total loans) to lessors of residential properties, $35.5 million (12.9% of total loans) of lessors of non-residential properties and $13.3 million (4.8% of total loans) to religious organizations.   Although the Bank’s loan portfolio, as well as existing commitments, reflect the diversity of its primary market area, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of the area.

Note 14 - COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES - Continued

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

At December 31, 2006, the Bank has entered into the following interest rate cap and floor agreements:

Notional Amount	Description	Cap/Floor Rate	Contract Date	Expiration Date	Fair Value 12/31/2006
$10,000,000	Interest Rate Cap	4.50%	September 6, 2005	August 31, 2009	$ 180,461
$10,000,000	Interest Rate Floor	5.00%	July 24, 2006	August 1, 2011	191,171
					$ 371,632

The fair value of the cap contract at December 31, 2005 was $192,898. These agreements were entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the Bank of the difference between the cap/floor rate of interest and the market rate of interest. The Bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The Bank’s exposure to market risk of loss is limited to the market value of the cap and floor. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The Bank has received payments under the terms of the cap contract in the amount $49,248 during the year ended December 31, 2006. No payments were received under the terms of the cap contract in 2005 and no payments have been received under the terms of the floor contract in 2006. The Bank recognized $18,409 and $37,897 in other income to reflect the increase in the value of the contracts for the years ended December 31, 2006 and 2005, respectively.

Note 15 - OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	December 31,
	2006	2005	2004
Data processing	$264,689	$199,347	$127,031
Supplies	271,362	262,251	190,972
Telephone	380,806	291,911	205,908
Correspondent services	169,312	167,442	140,182
Insurance	254,810	246,132	149,482
Postage	167,574	164,260	110,798
Professional fees	833,435	414,726	189,525
Other	861,911	815,022	513,572
	$3,203,899	$2,561,091	$1,627,470

Note 16 - STOCK OPTIONS

The Company has adopted a Stock Option Plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2006 the Company has 160,542 shares reserved for future grants. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. Options are exercisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance December 31, 2003	150,763	9.91
Exercised	(15,409)	9.01
Granted	3,000	22.17
Granted in acquisition	180,685	9.23
Forfeited	(1,602)	13.67
Outstanding December 31, 2004	317,437	9.66
Exercised	(52,845)	8.57
Granted	63,500	20.20
Outstanding December 31, 2005	328,092	$11.87
Exercised	(112,932)	8.66
Forfeited	(6,116)	19.05
Granted in acquisition	71,227	13.32
Outstanding December 31, 2006	280,271	$13.38	5.21	$936,143
Exercisable at December 31, 2006	280,271	$13.38	5.21	$936,143

Stock options outstanding and exercisable as of December 31, 2006, are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 9.23 / $ 13.63	145,186	4.14	$ 9.96
$14.00 / $ 16.70	70,585	4.85	14.14
$19.00 / $ 22.50	64,500	8.02	20.24
	280,271	5.21	$ 13.38

The options granted in conjunction with the 2006 acquisition of DeKalb had an average fair value of $8.21. There were no other options granted in 2006. The total intrinsic value of share options exercised during the year ended December 31, 2006, 2005 and 2004 was approximately $1,059,488, $588,780 and $196,407, respectively. The total fair value of options granted, excluding shares granted in conjunction with acquisitions, in 2005 and 2004 was $429,383 and $21,468, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) required additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first annual reporting period beginning after December 15, 2005. The board of directors upon the recommendation of the Human Resources Committee approved accelerating the vesting of 67,000 unvested stock options. The acceleration vesting was effective as of December 31, 2005. All of the other terms and conditions applicable to the outstanding stock options at that time remained unchanged. The decision to accelerate vesting of these options resulted in avoiding recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123R for the previously issued options. In the Company’s view, the future compensation expense outweighed the incentive and retention value associated with the stock options. The future pre-tax compensation expense that was avoided using estimated Black-Scholes value calculations, and based upon the effective date of January 1, 2006, was approximately $123,000, $76,000 and $45,000 in fiscal years 2006, 2007 and 2008, respectively. The acceleration meets the criteria for variable accounting under FIN No. 44. Under the provisions of FIN No. 44 the acceleration did not result in any pre-tax charge to earnings in the year ended December 31, 2005.

Note 17 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401 (k) plan, which covers substantially all employees.  Participants may contribute up to the maximum allowed by the regulations.  During the year ended December 31, 2006, 2005 and 2004 the plan expense amounted to $110,830, $102,130 and $137,177, respectively. The Company matches 50% of an employee’s contribution up to a 6.00% participant contribution.

The Company acquired various single premium life insurance policies from DutchFork that are funding fringe benefits to certain employees and officers. A Salary Continuation Plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the Company receiving the remainder, thereby recovering its investment in the policies. In 2006, the Company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3,500,000 designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2006 of all bank owned life insurance was $9,606,657. Expenses accrued for the anticipated benefits under the Salary Continuation Plans for the year ended December 31, 2006, 2005 and 2004 amounted to $186,440, $95,427, 9,360, respectively. .

Note 18 - EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Year ended December 31,
	2006	2005	2004
Numerator (Included in basic and diluted earnings per share)	$3,501,199	$3,092,671	$2,184,985

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,096,866	2,834,404	1,903,209
Dilutive securities:
Stock options - Treasury stock method	77,319	134,104	102,536
Diluted earnings per share	3,174,185	2,968,508	2,005,745

The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2006, 2005 and 2004 was $17.92, $19.15 and $21.67, respectively.

Note 19 - CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

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

At December 31, 2006, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized the bank must maintain minimum Tier 1 capital, total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively.  There are no conditions or events since that notification that management believes have changed the bank’s well-capitalized status.

Note 19 - CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS - Continued

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Bank and the Company are as follows:

	Actual		Required to be Categorized Adequately Capitalized		Required to be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2006
First Community Corporation
Tier 1 Capital	$47,238,000	13.48%	$14,030,000	4.00%	N/A	N/A
Total Risked Based Capital	50,453,000	14.40%	28,060,000	8.00%	N/A	N/A
Tier 1 Leverage	47,238,000	9.29%	20,343,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$43,039,000	12.30%	$14,009,000	4.00%	$21,014,000	6.00%
Total Risked Based Capital	46,254,000	13.22%	28,018,000	8.00%	35,023,000	10.00%
Tier 1 Leverage	43,039,000	8.49%	20,267,000	4.00%	25,334,000	5.00%

December 31, 2005
First Community Corporation
Tier 1 Capital	$40,898,000	13.24%	$12,354,000	4.00%	N/A	N/A
Total Risked Based Capital	43,599,000	14.12%	24,709,000	8.00%	N/A	N/A
Tier 1 Leverage	40,898,000	9.29%	17,616,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$36,179,000	11.75%	$12,320,000	4.00%	$18,479,000	6.00%
Total Risked Based Capital	38,880,000	12.62%	24,640,000	8.00%	30,799,000	10.00%
Tier 1 Leverage	36,179,000	8.16%	17,740,000	4.00%	22,176,000	5.00%

Under applicable federal law, the Comptroller of the Currency restricts a national bank’s total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years At December 31, 2006 there was $8,212,000 of retained net profits free of such restriction.

Note 20 - PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets
	At December 31,
	2006	2005
Assets:
Cash on deposit	$2,713,340	$3,511,344,
Securities purchased under agreement to resell	122,144	66,842
Investment securities available-for-sale	1,221,675	1,360,000
Investment in bank subsidiary	74,037,238	61,048,462
Other	846,291	494,154
Total assets	$78,940,688	$66,480,802
Liabilities:
Junior subordinated debentures	$15,464,000	$15,464,000
Other	269,037	250,017
Total liabilities	15,733,037	15,714,017

Shareholders’ equity	63,207,651	50,766,785
Total liabilities and shareholders’ equity	$78,940,688	$66,480,802

Note 20 - PARENT COMPANY FINANCIAL INFORMATION - Continued

Condensed Statements of Operations
	Year ended December 31,
	2006	2005	2004
Income:
Interest income	$54,994	$51,323	$72,795
Dividend income from bank subsidiary	1,314,000	1,327,125	366,000
Equity in undistributed earnings of subsidiary	3,421,593	2,715,875	2,073,865
Total income	4,790,587	4,094,323	2,512,660
Expenses:
Interest expense	1,160,895	885,344	214,813
Other	128,493	116,308	112,862
Total expense	1,289,388	1,001,652	327,675
Income before taxes	3,501,199	3,092,671	2,184,985
Income taxes	—	—	—
Net Income	$3,501,199	$3,092,671	$2,184,985

Condensed Statements of Cash Flows
	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net Income	$3,501,199	$3,092,671	$2,184,985
Adjustments to reconcile net income to net cash provided by operating activities
Increase in equity in undistributed earnings of subsidiary	(3,421,593)	(2,715,875)	(2,073,865)
Other-net	(3,493)	120,200	84,600)
Net cash provided by operating activities	56,113	496,996	195,720

Cash flows from investing activities:
Purchase of investment security available-for-sale	—	—	(110,000)
Maturity of investment security available-for-sale	—	—	—
Investment in bank subsidiary	—	—	(2,897,905)
Net cash received (disbursed) in business combination	26,893	—	(11,131,142)
Net cash provided (used) by investing activities	26,893	—	(14,139,047)

Cash flows from financing activities:
Dividends paid	(708,222)	(565,432)	(381,878)
Proceeds from issuance of junior subordinated debentures	—	—	15,000,000
Purchase of common stock	(1,254,090)	—	—
Proceeds from issuance of common stock	1,136,604	579,840	315,430
Net cash used in financing activities	(825,708)	14,408	14,933,552
Increase (decrease) in cash and cash equivalents	(742,702)	511,404	990,225
Cash and cash equivalents, beginning of period	3,578,186	3,066,782	2,076,557
Cash and cash equivalents, end of period	$2,835,484	$3,578,186	$3,066,782

Note 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2006 and 2005.

2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$7,481,601	$7,288,462	$6,537,866	$5,937,017
Net interest income	3,775,215	3,750,622	3,469,979	3,327,439
Provision for loan losses	139,400	140,395	128,629	119,700
Gain (loss) on sale of securities	78	342	-	(69,382)
Income before income taxes	1,198,756	1,278,586	1,286,296	1,189,786
Net income	860,686	902,906	901,321	836,286
Net income per share, basic	0.26	0.28	0.30	0.29
Net income per share , diluted	0.26	0.27	0.29	0.28
2005
Interest Income	$5,801,814	$5,434,136	$5,244,425	$4,864,375
Net interest income	3,358,686	3,206,394	3,259,560	3,169,780
Provision for loan losses	111,679	79,000	72,000	66,000
Gain on sale of securities	-	-	7,322	181,097
Income before income taxes	1,122,369	994,783	950,223	1,057,896
Net income	853,924	751,658	706,823	780,266
Net income per share, basic	0.30	0.26	0.25	0.28
Net income per share , diluted	0.29	0.25	0.24	0.26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 16, 2006, we dismissed Clifton D. Bodiford, CPA as our independent registered public accounting firm and engaged Elliott Davis, LLC as our independent registered public accounting firm.

The reports of Clifton D. Bodiford, CPA on our financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, nor was there any event of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K. In connection with its audits for the fiscal years ended December 31, 2005 and 2004 and during the subsequent interim period preceding our dismissal of Clifton D. Bodiford, CPA , there were no disagreements with Clifton D. Bodiford, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Clifton D. Bodiford, CPA, would have caused Clifton D. Bodiford, CPA to make reference to the subject matter of the disagreement(s) in connection with its report.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 16, 2007.

We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at: www.firstcommunitysc.com.

Item 11.  Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 16, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2006.  All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)

Equity compensation plans approved by security holders(1)	100,281	$18.04	156,500

Total(2)	100,281	$18.04	156,500

_________________________
(1)
The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day each calendar year beginning January 1, 2000, by an amount equal to 3% of the shares of common stock outstanding.

(2)
The total does not include 111,191 shares with a weighted average exercise price of $9.23 issuable under the First Community Corporation / DutchFork Bancshares, Inc. Stock Incentive Plan.  The total does not include 68,799 shares with a weighted average exercise price of $13.32 issuable under the First Community Corporation / DeKalb Bankshares, Inc. Stock Incentive Plan. These plans, and the outstanding awards, were assumed by us in connection with the merger with DutchFork Bancshares, Inc. and DeKalb Bankshares, Inc. We are not authorized to make any additional awards under these plans.

The additional information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 16, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 16, 2007.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 16, 2007.

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2006 and 2005
•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Changes in shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

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

10.1
Employment Agreement dated January 16, 2007, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007).*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company’s annual report for fiscal year ended December 31, 1995 on Form 10-KSB).*

10.4	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (Incorporated by reference to the Company’s 1998 Annual Report and Form 10-KSB).*

10.5	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).*

10.6	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).*

10.7	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to the company's Form 10-K for the period ended December 31, 2005).*

10.8	Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K filed on August 15, 2005).

10.9	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*

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

10.13	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 3, 2006).

10.14	Form of Non-Employee Director Deferred Compensation Plan approved September 30, 2006 (incorporated by reference to the company's Form 8-K filed October 4, 2006).

16	Letter to SEC from Clifton D. Bodiford, CPA (incorporated by reference as Exhibit 16 to the company's Form 8-K as filed May 19, 2006).

21.1	Subsidiaries of the company.

23.1	Consent of Independent Registered Public Accounting Firm - Clifton D. Bodiford, CPA

23.2	Consent of Independent Registered Public Accounting Firm - Elliott Davis, LLC.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.
_________________________
*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2007	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps
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

Signature	Title	Date

/s/ Richard K. Bogan	Director	March 20, 2007
Richard K. Bogan

/s/ Thomas C. Brown	Director	March 20, 2007
Thomas C. Brown

/s/ Chimin J. Chao	Director	March 20, 2007
Chimin J. Chao

/s/ Michael C. Crapps	Director, President,	March 20, 2007
Michael C. Crapps	& Chief Executive Officer

/s/ Hinton G. Davis	Director	March 20, 2007
Hinton G. Davis

/s/ Anita B. Easter	Director	March 20, 2007
Anita B. Easter

/s/ O. A. Ethridge	Director	March 20, 2007
O. A. Ethridge

/s/ George H. Fann, Jr.	Director	March 20, 2007
George H. Fann, Jr.

/s/ J. Thomas Johnson	Director, Vice Chairman of the Board,	March 20, 2007
J. Thomas Johnson	& Executive Vice President

/s/ W. James Kitchens, Jr.	Director	March 20, 2007
W. James Kitchens, Jr.

/s/ James C. Leventis	Director, Chairman of the	March 20, 2007
James C. Leventis	Board, & Secretary

/s/Alexander Snipes, Jr.	Director	March 20, 2007
Alexander Snipes, Jr.

/s/Richard M. Todd, Jr.	Director	March 20, 2007
Richard M. Todd, Jr.

/s/ Loretta R. Whitehead	Director	March 20, 2007
Loretta R. Whitehead

/s/ Mitchell M. Willoughby	Director	March 20, 2007
Mitchell M. Willoughby

/s/ Joseph G. Sawyer	Chief Financial Officer	March 20, 2007
Joseph G. Sawyer	and Principal Accounting Officer

Exhibit List

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

10.1
Employment Agreement dated January 16, 2007, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007).*

10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement No. 33-86258 on Form S-1).*

10.3	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company’s annual report for fiscal year ended December 31, 1995 on Form 10-KSB).*

10.4	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (Incorporated by reference to the Company’s 1998 Annual Report and Form 10-KSB).*

10.5	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company’s 2002 annual report and Form 10-KSB).*

10.6	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company’s 2002 annual report and Form 10-KSB).*

10.7	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to the company's Form 10-K for the period ended December 31, 2005).*

10.8	Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K filed on August 15, 2005).

10.9	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*

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

10.13	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 3, 2006).

10.14	Form of Non-Employee Director Deferred Compensation Plan approved September 30, 2006 (incorporated by reference to the company's Form 8-K filed October 4, 2006).

16	Letter to SEC from Clifton D. Bodiford, CPA (incorporated by reference as Exhibit 16 to the company's Form 8-K as filed May 19, 2006).

21.1	Subsidiaries of the company.

23.1	Consent of Independent Registered Public Accounting Firm - Clifton D. Bodiford, CPA

23.2	Consent of Independent Registered Public Accounting Firm - Elliott Davis, LLC.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_________________________
*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.