Form 10-Q
period 2007-03-31
FIRST COMMUNITY CORP /SC/
filed 2007-05-11
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer        Accelerated filer        Non-accelerated filer

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On April 30, 2007, 3,221,207 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

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

INDEX TO EXHIBITS
SIGNATURES
EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 1350 CERTIFICATIONS

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$12,285,189	$10,021,781
Interest-bearing bank balances	43,798	47,786
Federal funds sold and securities purchased under
agreements to resell	14,072,118	17,745,404
Investment securities - available for sale	153,590,665	165,826,683
Investment securities - held to maturity (market value of
$6,394,999 and $6,509,148 at March 31, 2007 and
December 31, 2006, respectively)	6,382,691	6,488,796
Investment securities held for trading	3,390,173	-
Other investments, at cost	4,185,095	4,207,795
Loans	288,187,057	275,188,567
Less, allowance for loan losses	3,342,201	3,214,624

Net loans	284,844,856	271,973,943
Property, furniture and equipment - net	20,758,535	20,960,332
Bank owned life insurance	9,705,954	9,606,657
Goodwill	27,761,219	27,761,219
Intangible assets	2,485,508	2,652,917
Other assets	10,582,004	10,762,430

Total assets	$550,087,805	$548,055,743

LIABILITIES
Deposits:
Non-interest bearing demand	$72,942,011	$73,676,415
NOW and money market accounts	106,432,276	114,842,382
Savings	25,491,918	26,134,834
Time deposits less than $100,000	122,658,255	119,082,462
Time deposits $100,000 and over	84,658,903	81,205,314

Total deposits	412,183,363	414,941,407
Securities sold under agreements to repurchase	24,975,150	19,472,580
Federal Home Loan Bank advances	29,645,991	29,757,545
Junior subordinated debt	15,464,000	15,464,000
Other borrowed money	118,307	148,886
Other liabilities	4,706,307	5,063,674

Total liabilities	487,093,118	484,848,092

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding
3,217,954 at March 31, 2007 and 3,264,608 at
December 31, 2006	3,217,954	3,264,608
Additional paid in capital	48,855,322	49,695,346
Retained earnings	12,003,186	12,033,065
Accumulated other comprehensive income (loss)	(1,081,775)	(1,785,368)

Total shareholders’ equity	62,994,687	63,207,651

Total liabilities and shareholders’ equity	$550,087,805	$548,055,743

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended March 31,
	2007	2006
Interest and dividend income:
Loans, including fees	$5,223,571	$4,015,522
Taxable securities	1,855,461	1,711,941
Non-taxable securities	109,021	57,784
Federal funds sold and securities purchased
under resale agreements	103,132	141,317
Other	7,181	10,453

Total interest income	7,298,366	5,937,017

Interest expense:
Deposits	2,832,947	1,928,292
Federal funds sold and securities sold under agreement
to repurchase	267,296	127,011
Other borrowed money	589,426	554,275

Total interest expense	3,689,669	2,609,578

Net interest income	3,608,697	3,327,439
Provision for loan losses	113,500	119,700

Net interest income after provision for loan losses	3,495,197	3,207,739

Non-interest income:
Deposit service charges	612,535	544,537
Mortgage origination fees	104,157	114,343
Commissions on sale of non-deposit investment products	77,452	101,184
Gain (loss) on sale of securities	4,289	(69,382)
Gain on early extinguishment of debt	-	159,416
Other	310,357	300,761

Total non-interest income	1,108,790	1,150,859

Non-interest expense:
Salaries and employee benefits	1,831,456	1,694,458
Occupancy	282,921	207,694
Equipment	311,217	285,163
Marketing and public relations	174,230	71,391
Amortization of intangibles	167,409	148,685
Other	858,431	761,421

Total non-interest expense	3,625,664	3,168,812

Net income before tax	978,323	1,189,786
Income taxes	252,644	353,500

Net income	$725,679	$836,286

Basic earnings per common share	$0.22	$0.29

Diluted earnings per common share	$0.22	$0.28

FIRST COMMUNITY CORPORATION
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
Three Months ended March 31, 2007 and March 31, 2006

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (loss)	Total
Balance, December 31, 2005	2,848,627	$2,848,627	$42,352,205	$9,240,088	$(3,674,135)	$50,766,785
Comprehensive Income:
Net income				836,286		836,286
Other comprehensive income:
Unrealized gain arising during
period net of income tax
expense of ($304,065)					564,695
Less: reclassification adjustment
for loss included in net income,
net of tax benefit of $24,283					45,098

Other comprehensive income					609,793	609,793

Comprehensive income						1,446,079

Dividends paid ($0.05 per share)				(142,825)		(142,825)
Exercise of stock options	42,629	42,629	282,136			324,765
Dividend reinvestment plan	1,990	1,990	33,041			35,031

Balance, March 31, 2006	2,893,246	$2,893,246	$42,667,382	$9,933,549	$(3,064,342)	$52,429,835

Balance, December 31, 2006	3,264,608	$3,264,608	$49,695,346	$12,033,065	$(1,785,368)	$63,207,651
Comprehensive Income:
Net income				725,679		725,679
Cumulative adjustment to initially
apply FASB
Statement No. 159				(559,678)	559,678
Other comprehensive income:
Unrealized gain arising during
period net of income tax
expense of ($78,990)					146,702
Less: reclassification adjustment
for gain included in net income,
net of tax expense of $1,502					(2,787)

Other comprehensive income					143,915	143,915

Comprehensive income						869,594

Dividends paid ($0.06 per share)				(195,880)		(195,880)
Common stock repurchased	(62,413)	(62,413)	(1,042,105)			(1,104,518)
Exercise of stock options	13,760	13,760	171,248			185,008
Dividend reinvestment plan	1,999	1,999	30,833			32,832

Balance, March 31, 2007	3,217,954	$3,217,954	$48,855,322	$12,003,186	$(1,081,775)	$62,994,687

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$725,679	$836,286
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	277,786	227,880
Premium amortization (Discount accretion)	(163,492)	(112,608)
Provision for loan losses	113,500	119,700
Amortization of intangibles	167,409	148,685
(Gain) loss on sale of securities	(4,289)	69,382
Gain on early extinguishment of debt	-	(159,416)
Decrease in other assets	3,637	220,271
Increase (decrease) in other liabilities	(357,367)	88,440

Net cash provided in operating activities	762,863	1,438,620

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(2,130,700)	(9,034,839)
Maturity of investment securities available-for-sale	4,994,049	4,943,810
Proceeds from sale of securities available-for-sale	6,356,924	14,828,316
Increase in loans	(12,946,661)	(7,967,711)
Purchase of property and equipment	(75,989)	(1,260,077)

Net cash provided (used) in investing activities	(3,802,377)	1,509,499

Cash flows from financing activities:
Increase (decrease) in deposit accounts	(2,758,044)	23,147,359
Advances from the Federal Home Loan Bank	5,000,000	9,000,000
Repayment of advances from the Federal Home Loan Bank	(5,005,741)	(14,083,092)
Increase in securities sold under agreements to repurchase	5,502,570	953,500
Decrease in other borrowings	(30,579)	(44,841)
Repurchase common stock	(1,104,518)	-
Exercise of stock options	185,008	324,765
Dividend reinvestment plan	32,832	35,031
Dividends paid	(195,880)	(142,825)

Net cash provided from financing activities	1,625,648	19,189,897

Net increase (decrease) in cash and cash equivalents	(1,413,866)	22,138,016
Cash and cash equivalents at beginning
of period	27,814,971	12,864,146

Cash and cash equivalents at end of period	$26,401,105	$35,002,162

Supplemental disclosure:
Cash paid during the period for:
Interest	$3,884,899	$2,787,328
Taxes	$100,000	$-
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$221,407	$938,141

Notes to Consolidated Financial Statements
Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2007 and December 31, 2006, the Company’s results of operations for the three months ended March 31, 2007 and 2006, and the Company’s cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2006 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.   The Company is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  As a result, the Company qualifies for the extended compliance period with respect to the accountants report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No.2.

Note 2 – Earnings Per Share

        The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months
	ended March 31,
	2007	2006
Numerator (Included in basic and
diluted earnings per share)	$725,679	$836,286

Denominator
Weighted average common shares
outstanding for:
Basic earnings per share	3,252,085	2,870,884
Dilutive securities:
Stock options - Treasury
stock method	63,269	109,738

Diluted earnings per share	3,315,354	2,980,622

The average market price used in
calculating assumed number of shares	$17.19	$18.32

Note 3 – SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial assets and Financial Liabilities”

The Company adopted the provisions of SFAS 159 effective January 1, 2007 which became effective in February 2007. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. This election can generally be applied on an instrument by instrument basis. As a result of adopting SFAS 159, the Company reduced retained earnings and accumulated other comprehensive loss as of January 1, 2007 by $559,678. This amount represents the unrealized loss net of tax on the securities that were reclassified from “available for sale” to “trading” securities under SFAS 159.

The following summarizes the effect of reclassifying the securities as of January 1, 2007.

	Amortized	Unrealized	Fair
	Cost	Loss	Value (1)

Available for sale securities	$4,258,774	$861,044	$3,397,730

Deferred tax effect of unrealized loss		301,366

Cumulative effect adjustment (reclassification
from accumulated other comprehensive
loss and charge to retained earnings)		$559,678

(1)	Since the investments were carried at fair value on the balance sheet prior to adoption there was no effect on the net carrying value at January 1, 2007.

Following the initial measurement date, ongoing unrealized gains or losses on these securities as well as other financial instruments for which fair value reporting is elected are reported in earnings at each subsequent reporting date. At March 31, 2007, the fair value of the securities reclassified as held for trading was $3,390,173. The decrease in fair value from January 1, 2007 to March 31, 2007 of $7,557 was included in current period earnings as a reduction in other income on the statement of income. The securities selected to be accounted for under the fair value option were all of the Company’s structured corporate bonds that did not contain an interest rate floor. These securities were selected as the coupons on these bonds had decreased to a minimal level. By reclassifying these securities the Company is positioned to improve net interest income and the net interest margin on this segment of its investment portfolio.

In connection with the adoption of SFAS 159, the Company was required to adopt SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2007.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
Trading securities	$3,390,173	$-	$3,390,173	$-
Available for sale securities	153,590,665	928,551	151,352,827	1,309,287
Interest rate cap/floor	337,378	-	337,378	-

Total	$157,318,216	$928,551	$155,080,378	$1,309,287

For those assets measured using significant unobservable inputs (Level 3), there were no gains or losses included in earnings or change in the net asset carrying value during the quarter.

There were no liabilities carried at fair value as of March 31, 2007.

Note 4 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments –an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008. In conjunction with the early adoption of SFAS 159 described below the Company adopted the provisions of SFAS 157 effective January 1, 2007. The adoption of this pronouncement is not expected to have a significant impact on the Company’s financial statements.

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

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion–1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-4 did not have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 does not have a material impact on its financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.  The cumulative unrealized gains and losses on those securities at the date of adoption are to be included in the cumulative-effect adjustment and thereafter, such securities are accounted for as trading securities.  SFAS 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.”  As of January 1, 2007, the Company elected early adoption of the provisions of SFAS 159. See Note 3 for the effect of adopting SFAS 159.

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

Item 2.    Management’s Discussion and Analysis

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the following:

•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2007 in this report.

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

Merger Completed on June 9, 2006

On June 9, 2006 we consummated our acquisition of DeKalb Bankshares, Inc. (“DeKalb”), the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into our wholly owned banking subsidiary, First Community Bank, NA, and the Camden office is now operated as a branch of First Community Bank. Pursuant to the merger, we issued 364,034 shares of common stock valued at $7.6 million and paid $2.4 million in cash to shareholders of DeKalb. Other costs related to the merger included stock options valued at $585,000 and direct acquisition cost of $277,000. Periods prior to June 9, 2006 do not include the effect of the merger and, as a result, the discussion of the three months ended March 31, 2006 does not reflect any results from the former DeKalb. All of the information technology and operating systems for the former Bank of Camden have have subsequently been successfully integrated into the First Community Bank systems.

Comparison of Results of Operations for Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Net Income

Our net income for the three months ended March 31, 2007 was $726,000, or $.22 diluted earnings per share, as compared to $836,000, or $.28 diluted earnings per share, for the three months ended March 31, 2006. The decrease in net income is primarily due to an increase in non-interest expense resulting from several initiatives, as discussed below, in the fourth quarter of 2006 and first quarter of 2007. Non-interest expense increased by $457,000, or 14.4%, in the first quarter of 2007, as compared to the same period in 2006. The increase in non-interest expense was somewhat offset by an increase in net interest income during the first quarter of 2007. The increase in net interest income resulted from earning assets increasing on average by $54.2 million in the first quarter of 2007 as compared to the same period in 2006. Average earning assets were $405.3 million during the three months ended March 31, 2006 as compared to $459.5 million during the three months ended March 31, 2007. The increase in average earning assets resulted in an increase in net interest income of $281,000 in the first three months of 2007 as compared to the first three months of 2006. Non-interest income decreased $42,000 in the first three months of 2007 as compared to the first three months of 2006. This decrease primarily is a result of the fact that during the three months ended March 31, 2006 we had a gain of $159,000 on early extinguishment of debt offset by a loss on sale of securities of $69,000.

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 2007 and 2006, along with average balances and the related interest income and interest expense amounts.

Net interest income was $3.6 million for the three months ended March 31, 2007 as compared to $3.3 million for the three months ended March 31, 2006. This increase was primarily due to an increase in the level of earning assets. The yield on earning assets increased by 50 basis points. We continue to make progress in changing the mix of our earning asset portfolios. The investment portfolio and short term investments represented 38.7% of the interest earning assets in the three months ended March 31, 2007 as compared to 44.2% during the comparable period in 2006. Since the consummation of the merger with DutchFork Bankshares in October 2004, our objective has been to increase the percentage of earning assets in the loan portfolio as compared to other earning assets. This began by restructuring the investment portfolio in late 2004 and early 2005 in order to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher than yields on other types of earning assets and thus one of our goals will continue to be to grow the loan portfolio as a percentage of earning assets.

The yield on earning assets for the three months ended March 31, 2007 and 2006 was 6.44% and 5.94%, respectively. The cost of interest-bearing liabilities during the first three months of 2007 was 3.74% as compared to 2.95% in the same period of 2006. This increase in the yield on interest earning assets of 50 basis points while the cost of interest bearing liabilities increased 79 basis points resulted in a decrease of our net interest margin of 15 basis points. The net interest margin was 3.18% for the three months ended March 31, 2007 as compared to 3.33% for the three months ended March 31, 2006. On a fully taxable equivalent basis, the net interest margin was 3.27% and 3.43% for the three months ended March 31, 2007 and 2006, respectively. During much of 2006 and continuing into 2007 the yield curve has been inverted. The inverted yield curve as well as a very competitive deposit and lending environment continue to be significant contributors to the decline in the net interest margin. The higher increase in the cost of funds as compared to yield on interest earning assets is primarily due to a significant increase in our funding cost on time deposits during the two periods. Approximately 84.2% of our time deposits reprice within 12 months and as a result of increases in short term interest rates during the first half of 2006 the cost of these deposits increased 111 basis points in the first three months of 2007 as compared to the same period in 2006. The average cost of time deposits was 4.72% in the three months ended March 31, 2007 as compared to 3.61% during the same period in 2006.

Provision and Allowance for Loan Losses

At March 31, 2007, the allowance for loan losses was $3.3 million, or 1.16% of total loans, as compared to $3.2 million, or 1.17% of total loans, at December 31, 2006. Our provision for loan losses was $113,000 for the three months ended March 31, 2007, as compared to $120,000 for the three months ended March 31, 2006. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At March 31, 2007, we had $332,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $1.8 million that were delinquent 30 days to 89 days. Due to the current loan to collateral values or other factors it is anticipated that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest. We had eleven loans in a nonaccrual status in the amount of $791,000 at March 31, 2007. Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified 4 loans in the amount of $631,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses

	Three Month Ended
(Dollars in thousands)	March 31,
	2007	2006

Average loans outstanding	$282,391	$225,989

Loans outstanding at period end	$288,187	$229,621

Non-performing assets:
Nonaccrual loans	$791	$101
Loans 90 days past due still accruing	332	-
Foreclosed real estate	-	-

Total non-performing loans	$1,123	$101

Beginning balance of allowance	$3,215	$2,701
Loans charged-off:
1-4 family residential mortgage	83	-
Non-residential real estate	-	-
Home equity	-	-
Commercial	-	-
Installment & credit card	39	45

Total loans charged-off	122	45

Recoveries:
1-4 family residential mortgage	1	-
Non-residential real estate	1	5
Home equity	-	-
Commercial	98	12
Installment & credit card	36	13

Total recoveries	136	30

Net loan charge offs (recoveries)	(14)	15

Provision for loan losses	113	120

Balance at period end	$3,342	$2,806

Net charge -offs to average loans	N/A	0.01%
Allowance as percent of total loans	1.16%	1.22%
Non-performing assets as % of total assets	0.20%	0.02%
Allowance as % of non-performing loans	297.6%	2,778.2%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2007		December 31, 2006
		% of loans in		% of loans in
	Amount	category	Amount	Category

Commercial, Financial
and Agricultural	$131	8.6%	$83	8.6%
Real Estate - Construction	1,034	12.6%	884	11.4%

Real Estate Mortgage:
Commercial	1,306	50.7%	1,692	50.5%
Residential	516	16.8%	323	17.4%
Consumer	149	11.3%	133	12.1%
Unallocated	206	N/A	100	N/A

Total	$3,342	100.0%	$3,215	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2007 was $1.1 million as compared to $1.2 million during the same period in 2006. During the first quarter of 2006, we realized losses on the sale of securities in the amount of $69,000. The proceeds from the sale of securities in the first quarter of 2006 were used to pay down approximately $5.0 million in a Federal Home Loan Bank advance, which resulted in a gain on the early extinguishment of debt of $159,000. These advances were acquired in the DutchFork merger. During the first quarter of 2007, we realized gains on sale of securities in the amount of $4,000. Deposit service charges increased $68,000 while commissions on the sale of non-deposit investment products and mortgage origination fees decreased $24,000 and $10,000 respectively. The increase in deposit service charges resulted from an increase in deposit balances and number of accounts between the two periods. The decrease in commissions on the sale of non-deposit investment products and mortgage origination are not believed to be a result of any specific trend other than the timing and closing of transactions.

Total non-interest expense increased by $457,000 during the first quarter of 2007 as compared to the same quarter of 2006. During the fourth quarter of 2006 and first quarter 2007, we introduced two initiatives that impacted the first quarter 2007 results. We began to hire additional personnel, specifically retail bankers, in many of our offices to increase our lending capacity and to continue to focus on core deposit growth. In addition, in December 2006 we engaged a consulting firm to assist in identifying process efficiency improvements, expense control opportunities and non-interest income enhancements. Most of the expense related to the consulting engagement was incurred in the first quarter of 2007. These two initiatives along with moving into the bank’s new administrative office in July 2006 contributed to the 14.4% increase in non-interest expense in the first quarter of 2007 as compared to the same period of 2006. Salaries and employee benefits increased $137,000 in the first quarter of 2007 as compared to the same period in 2006. This increase primarily relates to the addition of the retail bankers noted above. Occupancy expense increased by $75,000 to $283,000 in the first quarter 2007 as compared to $208,000 during the same period in 2006. This increase results from the addition of the Camden office in June 2006 as well as the move into the new administrative building in July 2006. Marketing and public relations expense increased 144.1% from $71,000 in 2006 as compared to $174,000 in the three months ended March 31, 2007. The increase relates to commencing a television advertising campaign during the first quarter of 2007 focusing on our lending products and capacity. The cost of producing the advertising spots is included in the first quarter 2007 results. We anticipate that the continued television campaign will cause advertising expenses to run approximately 65.0% above the prior year comparable periods throughout the balance of 2007. There was a $97,000 increase in other expenses in the first quarter of 2007 as compared to the same period in 2006. This increase primarily results from increases in consulting and professional fees related to the consulting engagement discussed previously.

The following is a summary of the components of other non-interest expense:

(Dollars in thousands)	Three Month Ended
	March 31,
	2007	2006
Data processing	$78	$60
Supplies	50	47
Telephone	107	100
Correspondent services	43	43
Insurance	65	62
Postage	49	41
Professional fees	262	174
Other	204	234

	$858	$761

Income Tax Expense

Our effective tax rate decreased to 25.8% in the first quarter of 2007 as compared to 29.7% in the first quarter of 2006. The decrease in the effective tax rate is primarily a result of an increase in the average balance of tax exempt municipal securities in the investment portfolio between the two periods. Our effective tax rate is currently expected to remain 28.0% to 30.0% throughout the remainder of 2007.

Financial Position

Assets totaled $550.1 million at March 31, 2007 as compared to $548.1 million at December 31, 2006, an increase of $2.0 million. Loans grew by $13.0 million during the three months ended March 31, 2007 from $275.2 million at December 31, 2006 to $288.2 million at March 31, 2007. At March 31, 2007, loans accounted for 61.3% of earning assets, as compared to 58.6% at December 31, 2006. The loan to deposit ratio at March 31, 2007 was 69.9% as compared to 66.3% at December 31, 2006. The increase in loans was primarily funded through proceeds from the maturity and sale of investment securities. Investment securities decreased from $176.5 million at December 31, 2006 to $167.5 million at March 31, 2007. Throughout 2007, we plan to continue to focus on investing more of our assets in the higher earning loan portfolio as compared to the investment portfolio. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality. We currently do not accept brokered deposits and therefore our balance sheet continues to be primarily funded from deposit relationships within the markets we serve.

As of January 1, 2007, we elected early adoption of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”. We reclassified certain corporate structured securities, which did not contain an interest rate floor, from the “available-for-sale” category to the “trading” category. The reclassification resulted in a cumulative adjustment to reduce retained earnings in the amount of $560,000 as of January 1, 2007. Changes in the “fair value” of assets or liabilities classified under the fair value option in accordance with SFAS 159 will be recognized in earnings on a going forward basis. The carrying value of securities reclassified under SFAS 159 as of January 1, 2007 amounted to $3.3 million. The change in the fair value during the first quarter of 2007 was a decrease of approximately $7,600. Prior to adoption of SFAS 159 we had not maintained any investment securities in a trading account. With the ability to classify both financial assets and liabilities under the fair value option on an instrument by instrument basis, we believe this standard can provide an opportunity to assist us in managing the impact of interest rate volatility in the future. See Note 3 under Part I Item 1 above for related disclosures required under SFAS 159.

        The following table shows the composition of the loan portfolio by category:

(In thousands)	March 31,		December 31,
	2007		2006
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$24,844	8.6%	$23,595	8.6%
Real estate:
Construction	36,177	12.6%	31,474	11.4%
Mortgage - residential	48,430	16.8%	47,950	17.4%
Mortgage - commercial	146,075	50.7%	138,886	50.5%
Consumer	32,661	11.3%	33,284	12.1%

Total gross loans	288,187	100.0%	275,189	100.0%

Allowance for loan losses	(3,342)		(3,215)

Total net loans	$284,845		$271,974

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

At March 31, 2007, we had entered into interest rate cap and floor agreements with a notional amount of $10,000,000 each. The cap rate of interest is 4.50% three month LIBOR and the floor rate of interest is 5.00% three month LIBOR. The fair value of the agreements at March 31, 2007 was $337,000. These agreements were entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank’s exposure to market risk of loss is limited to the market value of the cap and floor. The market rate of the cap was $140,000 and the floor market value was $197,000 at March 31, 2007. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amount $22,000 during the quarter ended March 31, 2007. No payments were received under the terms of the cap contract during the quarter ended March 31, 2006. No payments have been received under the terms of the floor contract in 2007 or 2006. The bank recognized a decrease of $34,000 and an increase of $65,000 in other income to reflect the decrease/increase in the fair value of the contracts for the quarters ended March 31, 2007 and 2006, respectively. The cap agreement and floor agreement expire on August 1, 2009 and August 31, 2011, respectively.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2007 and December 31, 2006 over twelve months.

Net Interest Income Sensitivity

Change in
short-term
interest	March 31,	December
rates	2007	31, 2006
+200bp	-4.77%	-2.73%
+100bp	-2.08%	-1.19%
Flat	-	-
-100bp	-0.33%	-0.79%
-200bp	-3.39%	-4.16%

Even though we are liability sensitive, the model at March 31, 2007 reflects a decrease in net interest income in a declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they can not be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2007, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 10.69% as compared to 9.92% at December 31, 2006.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold, trading securities and investment securities available-for-sale represents 31.1% of total assets at March 31, 2007. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At March 31, 2007, the amount of certificates of deposits of $100,000 or more represented 20.5% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2007, we had issued commitments to extend credit of $53.0 million, including $22.7 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We are not aware of any trends, events or uncertainties that we expect to result in a significant adverse effect on our liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

The company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the bank for at least the next 12 months. The company’s management anticipates that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 11.5% of total assets at March 31, 2007 and December 31, 2006. The bank maintains federal funds purchased lines, in the amount of $10.0 million with several financial institutions, although these have not utilized in 2007. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.5%, 13.5% and 8.6%, respectively at March 31, 2007 as compared to 11.3%, 13.2% and 8.5%, respectively at December 31, 2006. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.4%, 14.4% and 9.3%, respectively at March 31, 2007 as compared to 13.5%, 14.4% and 9.3%, respectively at December 31, 2006. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended March 31, 2007			Three months ended March 31, 2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$282,390,687	$5,223,571	7.50%	$225,988,710	$4,015,522	7.21%
Securities:	168,901,746	1,964,482	4.72%	166,591,051	1,769,725	4.31%
Other short-term investments	8,246,427	110,313	5.43%	12,723,069	151,770	4.84%

Total earning assets	459,538,860	7,298,366	6.44%	405,302,830	5,937,017	5.94%

Cash and due from banks	11,113,827			9,802,624
Premises and equipment	20,881,235			16,596,997
Other assets	50,536,757			42,663,522
Allowance for loan losses	(3,261,171)			(2,735,015)

Total assets	$538,809,508			$471,630,958

Interest-bearing liabilities
Interest-bearing transaction accounts	56,437,892	67,810	0.49%	56,908,615	72,903	0.52%
Money market accounts	44,033,554	343,167	3.16%	47,955,848	368,594	3.12%
Savings deposits	25,658,736	43,315	0.68%	29,727,277	52,850	0.72%
Time deposits	204,189,344	2,378,655	4.72%	161,125,255	1,433,945	3.61%
Other borrowings	69,704,556	856,722	4.98%	63,467,002	681,286	4.35%

Total interest-bearing liabilities	400,024,082	3,689,669	3.74%	359,183,997	2,609,578	2.95%

Demand deposits	70,947,804			57,802,073
Other liabilities	4,888,292			3,022,478
Shareholders' equity	62,949,330			51,622,410

Total liabilities and shareholders' equity	$538,809,508			$471,630,958

Net interest spread			2.70%			2.99%
Net interest income/margin		$3,608,697	3.18%		$3,327,439	3.33%

Net interest margin (taxable equivalent)			3.27%			3.43%

PART I

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2007 from that presented in our annual report on Form 10-K for the year ended December 31, 2006. See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors.

        There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. On April 17, 2007 our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 200,000. The following table reflects share repurchase activity during the first quarter of 2007:

			Total Number of
			Shares
			Purchased as	Maximum Number
	Total		Part of Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share	Programs	Programs (1)
January 1, 2007 - January 31, 2007	-	$-	-	129,900
February 1, 2007 - February 28, 2007	10,700	$17.24	10,700	119,200
March 1, 2007 to March 31, 2007	51,713	$17.79	51,713	67,487

Total	62,413	$17.70	62,413	67,487

    (1)        Includes additional 50,000 shares authorized by the board of directors on April 17, 2007.

Item 3.   Defaults Upon Senior Securities.

        Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for a vote during the three months ended March 31, 2007.

Item 5.   Other Information.

        None

Item 6.   Exhibits

Exhibit	Description

10.1	Employment Agreement dated as of January 16, 2007, between First Community Corporation,
First Community Bank and Michael C. Crapps (incorporated by reference to Exhibit 10.1 to the
Company's Form 8-K filed January 19, 2007)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: May 10, 2007	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: May 10, 2007	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Employment Agreement dated as of January 16, 2007, between First Community Corporation,
First Community Bank and Michael C. Crapps (incorporated by reference to Exhibit 10.1 to the
Company's Form 8-K filed January 19, 2007)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications