Form 10-Q
period 2007-06-30
FIRST COMMUNITY CORP /SC/
filed 2007-08-13
CIK 932781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended June 30, 2007

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
  Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On July 31, 2007, 3,241,308 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

   Item 1. Financial Statements
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
   Item 1. Legal ProceedingsItem
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

INDEX TO EXHIBITS
SIGNATURES
EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32 SECTION 1350 CERTIFICATIONS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$14,208,624	$10,021,781
Interest-bearing bank balances	72,616	47,786
Federal funds sold and securities purchased under
agreements to resell	4,619,917	17,745,404
Investment securities - available for sale	151,489,751	165,826,684
Investment securities - held to maturity (market value of $6,294,367 and
$6,509,148 at June 30, 2007 and December 31, 2006, respectively)	6,328,244	6,488,796
Investment securities, at fair value	3,029,610	-
Other investments, at cost	4,706,795	4,207,794
Loans	302,151,902	275,188,567
Less, allowance for loan losses	3,425,089	3,214,624

Net loans	298,726,813	271,973,943
Property, furniture and equipment - net	20,515,548	20,960,332
Bank owned life insurance	9,805,252	9,606,657
Goodwill	27,761,219	27,761,219
Intangible assets	2,318,098	2,652,917
Other assets	10,715,718	10,762,430

Total assets	$554,298,205	$548,055,743

LIABILITIES
Deposits:
Non-interest bearing demand	$73,574,723	$73,676,415
NOW and money market accounts	96,068,306	114,842,382
Savings	25,949,666	26,134,834
Time deposits less than $100,000	123,660,954	119,082,462
Time deposits $100,000 and over	83,520,827	81,205,314

Total deposits	402,774,476	414,941,407
Securities sold under agreements to repurchase	24,963,200	19,472,580
Federal Home Loan Bank Advances	41,532,284	29,757,545
Federal Home Loan Bank Advances, at fair value	1,500,960	-
Junior subordinated debt	15,464,000	15,464,000
Other borrowed money	167,892	148,886
Other liabilities	4,923,733	5,063,674

Total liabilities	491,326,545	484,848,092

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
shares authorized; none issued and outstanding
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding 3,241,308 and
3,264,608 at June 30, 2007 and December 31, 2006, respectively	3,241,308	3,264,608
Additional paid in capital	49,065,744	49,695,346
Retained earnings	12,670,629	12,033,065
Accumulated other comprehensive income (loss)	(2,006,021)	(1,785,368)

Total shareholders' equity	62,971,660	63,207,651

Total liabilities and shareholders' equity	$554,298,205	$548,055,743

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$10,738,564	$8,349,538
Taxable securities	3,695,437	3,561,096
Non taxable securities	217,304	131,778
Federal funds sold and securities purchased
under resale agreements	170,389	396,075
Other	17,692	36,398

Total interest income	14,839,386	12,474,885

Interest expense:
Deposits	5,683,534	4,290,839
Federal funds sold and securities sold
under agreement to repurchase	562,323	291,922
Other borrowed money	1,217,178	1,094,706

Total interest expense	7,463,035	5,677,467

Net interest income	7,376,351	6,797,418
Provision for loan losses	225,500	248,329

Net interest income after provision for loan losses	7,150,851	6,549,089

Non-interest income:
Deposit service charges	1,257,317	1,122,566
Mortgage origination fees	181,238	246,581
Commission on sale of non deposit investment products	143,433	206,630
Gain (loss) on sale of securities	73,694	(69,382)
Gain on early extinguishment of debt	-	159,416
Other	587,064	612,737

Total non-interest income	2,242,746	2,278,548

Non-interest expense:
Salaries and employee benefits	3,609,506	3,380,294
Occupancy	571,332	412,402
Equipment	632,670	575,053
Marketing and public relations	278,826	146,955
Amortization of intangibles	334,819	301,723
Other	1,712,514	1,535,128

Total non-interest expense	7,139,667	6,351,555

Net income before tax	2,253,930	2,476,082
Income taxes	635,264	738,475

Net income	$1,618,666	$1,737,607

Basic earnings per common share	$0.50	$0.59

Diluted earnings per common share	$0.49	$0.57

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$5,514,993	$4,334,016
Taxable securities	1,839,976	1,849,173
Non taxable securities	108,283	73,976
Federal funds sold and securities purchased
under resale agreements	67,257	254,758
Other	10,511	25,945

Total interest income	7,541,020	6,537,868

Interest expense:
Deposits	2,850,587	2,362,547
Federal funds sold and securities sold
under agreement to repurchase	295,027	164,911
Other borrowed money	627,752	540,431

Total interest expense	3,773,366	3,067,889

Net interest income	3,767,654	3,469,979
Provision for loan losses	112,000	128,629

Net interest income after provision for loan losses	3,655,654	3,341,350

Non-interest income:
Deposit service charges	644,782	578,029
Mortgage origination fees	77,081	132,238
Commission on sale of non deposit investment products	65,981	105,446
Gain on sale of securities	69,405	-
Other	276,707	311,976

Total non-interest income	1,133,956	1,127,689

Non-interest expense:
Salaries and employee benefits	1,778,050	1,685,836
Occupancy	288,411	204,708
Equipment	321,453	289,890
Marketing and public relations	104,596	75,564
Amortization of intangibles	167,410	153,038
Other	854,083	773,707

Total non-interest expense	3,514,003	3,182,743

Net income before tax	1,275,607	1,286,296
Income taxes	382,620	384,975

Net income	$892,987	$901,321

Basic earnings per common share	$0.28	$0.30

Diluted earnings per common share	$0.27	$0.29

FIRST COMMUNITY CORPORATION
Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (loss)
Six Months ended June 30, 2007 and June 30, 2006

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2005	2,848,627	$2,848,627	$42,352,205	$9,240,088	$(3,674,135)	$50,766,785
Comprehensive Income:
Net income				1,737,607		1,737,607
Accumulated other
comprehensive income net of
income tax of $18,200					33,674
Less: reclassification adjustment
for loss included in net income,
net of tax benefit of $24,283					45,098

Other comprehensive loss					78,772	78,772

Comprehensive income (loss)						1,816,379

Stock issued in acquisition	364,034	364,034	7,212,859			7,576,893
Dividends paid ($0.21 per share)				(316,420)		(316,420)
Options exercised	42,629	42,629	282,136			324,765
Dividend reinvestment plan	4,086	4,086	68,253			72,339

Balance, June 30, 2006	3,259,376	$3,259,376	$49,915,453	$10,661,275	$(3,595,363)	$60,240,741

Balance, December 31, 2006	3,264,608	$3,264,608	$49,695,346	$12,033,065	$(1,785,368)	$63,207,651
Comprehensive Income:
Net income				1,618,666		1,618,666
Cummulative adjustment to initially
apply FASB Statement No. 159				(559,678)	559,678
Accumulated other
comprehensive income net of
income tax benfit of $394,385					(732,430)
Less: reclassification adjustment
for gains included in net income,
net of tax of $25,793					(47,901)

Other comprehensive loss					(780,331)	(780,331)

Comprehensive income (loss)						838,335

Dividends paid ($0.21 per share)				(421,424)		(421,424)
Common stock repurchased	(82,513)	(82,513)	(1,367,679)			(1,450,192)
Options exercised	54,230	54,230	660,692			714,922
Dividend reinvestment plan	4,983	4,983	77,385			82,368

Balance, June 30, 2007	3,241,308	$3,241,308	$49,065,744	$12,670,629	$(2,006,021)	$62,971,660

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,618,666	$1,737,607
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	551,006	444,423
Premium amortization (discount accretion)	(359,346)	(157,728)
Provision for loan losses	225,500	248,329
Amortization of intangibles	334,818	301,723
(Gain) loss on sale of securities	(73,694)	69,382
Gain on early extinguishment of debt	--	(159,416)
Net (increase) decrease in fair value option instruments and derivatives	90,379	(128,962)
Decrease in other assets	243,618	118,641
Increase (decrease) in other liabilities	(139,941)	34,238

Net cash provided by operating activities	2,491,006	2,508,237

Cash flows form investing activities:
Purchase of investment securities available-for-sale	(9,522,961)	(24,301,838)
Maturity of investment securities available-for-sale	12,439,958	13,930,617
Proceeds from sale of securities available-for-sale	6,358,924	14,758,934
Maturity of investment securities held-to-maturity	148,686	--
Purchase of securities held-for-trading	(3,098,097)	--
Maturity of securities held-for-trading	40,005	--
Proceeds from sale of securities held-for-trading	3,463,665	--
Increase in loans	(26,886,526)	(13,916,912)
Purchase of property and equipment	(106,222)	(2,270,507)
Net cash disbursed in business combination	--	(1,229,598)

Net cash used in investing activities	(17,162,568)	(13,029,304)

Cash flows from financing activities:	)
Increase (decrease) in deposit accounts	(12,168,931)	31,885,560
Increase in securities sold under agreements to repurchase	5,490,620	988,722
Increase (decrease) in other borrowings	19,006	(4,236)
Advances from the FHLB	25,000,000	9,000,000
Repayment of FHLB advances	(13,008,621)	(16,587,365)
Advances from FHLB, fair value option	1,500,000	--
Repurchase of common stock	(1,450,192)	--
Proceeds from exercise of stock options	714,922	324,765
Dividends paid	(421,424)	(316,420)
Dividend reinvestment plan	82,368	72,339

Net cash provided from financing activities	5,757,748	25,363,365

Net increase (decrease) in cash and cash equivalents	(8,913,814)	14,842,298
Cash and cash equivalents at beginning of period	27,814,971	12,864,146

Cash and cash equivalents at end of period	18,901,157	27,706,444

Supplemental disclosure:
Cash paid during the period for:
Interest	$6,721,984	$5,289,141
Income taxes	$100,000	$395,000
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(1,228,303)	$142,416

Notes to Consolidated Financial Statements
Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”) present fairly in all material respects the Company’s financial position at June 30, 2007 and December 31, 2006, the Company’s results of operations for the six and three months ended June 30, 2007 and 2006, and the Company’s cash flows for the six and three months ended June 30, 2007 and 2006. The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2006 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.   The Company is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  As a result, the Company qualifies for the extended compliance period with respect to the accountants report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No. 5.

Note 2 – Earnings Per Share

         The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator (Included in basic and
diluted earnings per share)	$1,618,666	$1,737,607	$892,987	$901,321

Denominator
Weighted average common shares
Outstanding for:
Basic earnings per share	3,242,435	2,926,953	3,232,892	2,982,406
Dilutive securities:
Stock options - Treasury
Stock method	54,632	101,502	55,591	96,033

Diluted earnings per share	3,297,067	3,028,455	3,288,573	3,078,439

The average market price used in
calculating assumed number of
shares	$17.06	$18.17	$17.05	$17.99

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

The following summarizes the effect of reclassifying the securities as of January 1, 2007.

	Amortized	Unrealized	Fair
	Cost	Loss	Value

Available-for-sale securities (1)	$4,258,774	$861,044	$3,397,730

Deferred tax effect of unrealized loss		$301,366

Cumulative effect adjustment (reclassification from accumulated
other comprehensive loss and charge to retained earnings)		$559,678

(1) The investments were carried at fair value on the balance sheet prior to adoption. Therefore, there was no effect on the net carrying value at January 1, 2007.

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

In connection with the adoption of SFAS 159, the Company was required to adopt SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets and liabilities carried at fair value as of June 30, 2007.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2007	(Level 1)	(Level 2)	(Level 3) (1)
Trading securities	$3,029,610	$-	$3,029,610	$-
Available for sale securities	151,489,751	931,410	149,497,661	1,260,680
Interest rate cap/floor	273,442	-	-	273,442
Federal Home Loan Bank Advance	(1,500,960)	-	-	(1,500,960)

Total	$153,291,843	$931,410	$152,527,271	$33,162

    (1)   For those assets measured using significant unobservable inputs (Level 3), there were no gains or losses included in earnings or change in the net asset carrying value during the quarter.

The following tables reflect the changes in fair values for the six and three month periods ended June 30, 2007 and where these changes are included in the income statement.

	Changes in Fair Values for the
	six month period ended,
	June 30, 2007
			Total changes
			in Fair Values
	Gain (loss) on sale	Non-interest	included in
Description	of securities	income - Other	current earnings
Trading securities	$69,405	$(37,945)	$31,460
Interest rate cap/floor		(53,462)	(53,462)
Federal Home Loan Bank Advance		(960)	(960)

Total	$69,405	$(92,367)	$(22,962)

	Changes in Fair Values for the
	three month period ended,
	June 30, 2007
			Total changes
			in Fair Values
	Gain (loss) on sale	Non-interest	included in
Description	of securities	income - Other	current earnings
Trading securities	$69,405	$(29,388)	$40,017
Interest rate cap/floor		(41,959)	(41,959)
Federal Home Loan Bank Advance		(960)	(960)

Total	$69,405	$(72,307)	$(2,902)

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

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-4 did not have a material impact on its financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.  The cumulative unrealized gains and losses on those securities at the date of adoption are to be included in the cumulative-effect adjustment and thereafter, such securities are accounted for as trading securities.  SFAS 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.”  As of January 1, 2007, the Company elected early adoption of the provisions of SFAS 159. See Note 3 for the effect of adopting SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” in our 2006 Annual Report on Form 10-K and the following:

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

Overview

The following discussion describes our results of operations for the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of June 30, 2007 in this report and our notes included in the consolidated financial statements in our 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Merger Completed on June 9, 2006

On June 9, 2006 we consummated our acquisition of DeKalb Bankshares, Inc. (“DeKalb”), the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into our wholly owned banking subsidiary, First Community Bank, NA, and the Camden office now operates as a branch of First Community Bank. Pursuant to the merger, we issued 364,034 shares of our common stock valued at $7.6 million and paid $2.4 million in cash to shareholders of DeKalb. Other costs related to the merger included stock options valued at $585,000 and direct acquisition cost of $277,000. Periods prior to June 9, 2006 do not include the effect of the merger and, as a result, the discussion of the three months and six months ended June, 30, 2006 reflects results from the former DeKalb after June 9, 2006. All of the information technology and operating systems for the former The Bank of Camden have subsequently been successfully integrated into the First Community Bank systems.

Comparison of Results of Operations for Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006:

Net Income

        Our net income for the six months ended June 30, 2007 was $1.6 million, or $.49 diluted earnings per share, as compared to $1.7 million, or $.57 diluted earnings per share, for the six months ended June 30, 2006. The decrease in net income is primarily due to an increase in non-interest expense resulting from several initiatives, as discussed below, in the fourth quarter of 2006 and first and second quarter of 2007. Non-interest expense increased by $788,000, or 12.4%, in the first six months of 2007, as compared to the same period in 2006. The increase in non-interest expense was somewhat offset by an increase in net interest income during the first six months of 2007. The increase in net interest income resulted from earning assets increasing on average by $42.9 million in the first six months of 2007 as compared to the same period in 2006. Average earning assets were $419.0 million during the six months ended June 30, 2006 as compared to $461.9 million during the six months ended June 30, 2007. The increase in average earning assets resulted in an increase in net interest income of $579,000 in the first six months of 2007 as compared to the first six months of 2006. Non-interest income decreased $36,000 in the first six months of 2007 as compared to the first six months of 2006. This decrease primarily is a result of a gain of $159,000 on early extinguishment of debt, offset by a loss on sale of securities of $69,000, during the six months ended June 30, 2006.

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2007 and 2006, along with average balances and the related interest income and interest expense amounts.

Net interest income was $7.4 million for the six months ended June 30, 2007 as compared to $6.8 million for the six months ended June 30, 2006. This increase was primarily due to an increase in the level of earning assets. The yield on earning assets increased by 48 basis points. We continue to make progress in changing the mix of our earning asset portfolios. The investment portfolio and short term investments represented 37.4% of the interest earning assets in the six months ended June 30, 2007 as compared to 44.7% during the comparable period in 2006. Since the consummation of the merger with DutchFork Bankshares in October 2004, our objective has been to increase the percentage of earning assets in the loan portfolio as compared to other earning assets. This began by restructuring the investment portfolio in late 2004 and early 2005 in order to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher than yields on other types of earning assets and thus one of our goals will continue to be to grow the loan portfolio as a percentage of earning assets.

The yield on earning assets for the six months ended June 30, 2007 and 2006 was 6.48% and 6.00%, respectively. The cost of interest-bearing liabilities during the first six months of 2007 was 3.76% as compared to 3.10% in the same period of 2006. This increase in the yield on interest earning assets of 48 basis points while the cost of interest bearing liabilities increased 66 basis points resulted in a decrease of our net interest margin of 5 basis points. The net interest margin was 3.22% for the six months ended June 30, 2007 as compared to 3.27% for the six months ended June 30, 2006. On a fully taxable equivalent basis, the net interest margin was 3.31% and 3.36% for the six months ended June 30, 2007 and 2006, respectively. During much of 2006 and continuing into 2007 the yield curve has been inverted. The inverted yield curve as well as a very competitive deposit and lending environment continue to be significant contributors to the decline in the net interest margin. The higher increase in the cost of funds as compared to yield on interest earning assets is primarily due to a significant increase in our funding cost on time deposits during the two periods. Approximately 85.0% of our time deposits reprice within 12 months and as a result of increases in short term interest rates during the first half of 2006 the cost of these deposits increased 87 basis points in the first six months of 2007 as compared to the same period in 2006. The average cost of time deposits was 4.73% in the six months ended June 30, 2007 as compared to 3.86% during the same period in 2006.

Provision and Allowance for Loan Losses

At June 30, 2007, the allowance for loan losses was $3.4 million, or 1.13% of total loans, as compared to $3.2 million, or 1.17% of total loans, at December 31, 2006. Our provision for loan losses was $226,000 for the six months ended June 30, 2007, as compared to $248,000 for the six months ended June 30, 2006. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At June 30, 2007, we had $307,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $552,000 that were delinquent 30 days to 89 days. Due to the current loan to collateral values or other factors it is anticipated that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest. We had nine loans in a nonaccrual status in the amount of $661,000 at June 30, 2007. Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified 3 loans in the amount of $710,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses

	Six Month Ended
(Dollars in thousands)	June 30,
	2007	2006
Average loans outstanding	$289,003	$231,759

Loans outstanding at period end	$302,152	$262,079

Non-performing assets:
Nonaccrual loans	$661	$23
Loans 90 days past due still accruing	307	-
Foreclosed real estate	66	50

Total non-performing loans	$1,034	$73

Beginning balance of allowance	$3,215	$2,701
Loans charged-off:
1-4 family residential mortgage	111	67
Non-residential real estate	-	44
Home equity	32	-
Commercial	22	-
Installment & credit card	107	84

Total loans charged-off	272	195

Recoveries:
1-4 family residential mortgage	2	1
Non-residential real estate	53	6
Home equity	2	-
Commercial	147	26
Installment & credit card	52	21

Total recoveries	256	54

Net loan charge offs	16	141

Acquired in business combination	-	320

Provision for loan losses	226	248

Balance at period end	$3,425	$3,128

Net charge -offs to average loans	.01%	0.06%
Allowance as percent of total loans	1.13%	1.19%
Non-performing assets as % of total assets	0.19%	0.01%
Allowance as % of non-performing loans	331.24%	N/A

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2007		December 31, 2006
		% of loans		% of loans
		in		in
	Amount	Category	Amount	Category

Commercial, Financial
and Agricultural	$128	8.3%	$83	8.6%
Real Estate - Construction	898	13.4%	884	11.4%
Real Estate Mortgage:
Commercial	1,614	50.3%	1,692	50.5%
Residential	398	17.5%	323	17.4%
Consumer	191	10.5%	133	12.1%
Unallocated	196	N/A	100	N/A

Total	$3,425	100.0%	$3,215	100.0%

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2007 was $2.2 million as compared to $2.3 million during the same period in 2006. During the first six months of 2006, we realized losses on the sale of securities in the amount of $69,000. The proceeds from the sale of securities in the first quarter of 2006 were used to pay down approximately $5.0 million in a Federal Home Loan Bank advance, which resulted in a gain on the early extinguishment of debt of $159,000. These advances were acquired in the DutchFork Bankshares merger. During the first six months of 2007, we realized gains on sale of securities in the amount of $74,000. Deposit service charges increased $135,000, or 12.0%, in the first six months of 2007 as compared to the same period in 2006. This increase is a result of an increase in the average transaction deposit accounts between the two periods. Commissions on the sale of non-deposit investment products and mortgage origination fees decreased $63,000 and $65,000 respectively. The decision to portfolio certain mortgage loans during the first six months of 2007 accounted for approximately $30,000 in the decline in mortgage origination fees. In addition, there has been a softening of the new home sales and refinancing activity in the market during the first six months of 2007. The fees related to the loans included in the portfolio are deferred and amortized over the life of the loans. The decline in commissions on sale of non-deposit investment products is believed to be a result of the timing and closing of transactions. Other non-interest income declined $26,000 in the first six months of 2007 as compared to the same period in 2007. The decline is a result of a decline in fair value of financial instruments that are adjusted to fair value at each reporting period. These adjustments are included in “Other” non-interest income as disclosed in note 3 to the unaudited financial statements above.

Total non-interest expense increased by $788,000 during the six months of 2007 as compared to the same period of 2006. During the fourth quarter of 2006 and first quarter 2007, we introduced two initiatives that impacted the results of the six months ended June 30, 2007. We began to hire additional personnel, specifically retail bankers, in many of our offices to increase our lending capacity and to continue to focus on core deposit growth. In addition, in December 2006, we engaged a consulting firm to assist in identifying process efficiency improvements, expense control opportunities and non-interest income enhancements. From January through May 2007, we expensed these consulting engagement expenses. These two initiatives along with moving into the bank’s new administrative office in July 2006 contributed to the 12.4% increase in non-interest expense in the first six months of 2007 as compared to the same period of 2006. Salaries and employee benefits increased $229,000 in the first six months of 2007 as compared to the same period in 2006. This increase primarily relates to the addition of the retail bankers noted above. At June 30, 2007 we had 138 full time equivalent employees as compared to 134 at June 30, 2007. Occupancy expense increased by $159,000 to $571,000 in the first six months of 2007 as compared to $412,000 during the same period in 2006. This increase results from the addition of the Camden office in June 2006 as well as the move into the new administrative building in July 2006. Equipment expense increased by $58,000 in the first six months of 2007 as compared to the same period in 2006. This increase relates to the addition of the Camden office in June 2006 as well as the move into the new administrative center in July 2006. Marketing and public relations expense increased

89.6% from $147,000 in 2006 as compared to $279,000 in the six months ended June 30, 2007. The increase relates to commencing a television advertising campaign during the first quarter of 2007 focusing on our lending products and capacity. The cost of producing the advertising spots was included in the first quarter 2007 results. We anticipate that the television campaign will cause advertising expenses to run approximately 65.0% above the prior year comparable periods throughout the balance of 2007. Other expenses increased by $177,000 in the first six months of 2007 as compared to the same period in 2006. This increase results primarily from the increase in consulting and professional fees related to the consulting engagement discussed previously. The expenses related to the consulting engagement were incurred through May 2007 and will not impact our results for the balance of 2007.

The following is a summary of the components of other non-interest expense:

(Dollars in thousands)	Six months ended
	June 30,
	2007	2006
ATM/debit card processing	$163	$123
Supplies	117	120
Telephone	191	200
Correspondent services	81	84
Insurance	141	126
Postage	97	78
Professional fees	512	353
Other	411	451

	$1,713	$1,535

Income Tax Expense

In the first six months of 2007, we had an effective tax rate of 28.2%.as compared to 29.8% during the same period of 2006. Our effective tax rate is currently expected to remain 28.0% to 30.0% throughout the remainder of 2007.

Comparison of Results of Operations for Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006:

Net Income

Our net income for the second quarter of 2007 was $893,000, or $0.27 per diluted share, as compared to $901,000, $0.29 per diluted share during the comparable period in 2006. Net interest income increased by $298,000 for the three months ended June 30, 2007 from $3.5 million in 2006 to $3.8 million in 2007. The increase in net interest income is primarily due to an increase in the level of average earning assets. Average earning assets equaled $432.5 million during the second quarter of 2006 as compared to $464.2 million during the second quarter of 2007. Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 2007 and 2006, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased to 6.52% in the second quarter of 2007 as compared to 6.03% in the second quarter of 2006. The cost of interest bearing liabilities also increased to 3.78% in second quarter of 2007 as compared to 3.25% in the second quarter of 2006. The net interest margin was 3.26% for the three months ended June 30, 2007 and 3.22% for the three months ended June 30, 2006. On a fully taxable equivalent basis, we had a net interest margin of 3.34% and 3.30% for the three months ended June 30, 2007 and 2006, respectively.

Non-interest Income and Non-interest Expense

We earned $1.1 million in non-interest income for the three months ended June 30, 2007 and 2006. An increase in deposit service charges of $67,000 was offset by a $55,000 decrease in mortgage origination fees and a $39,000 decrease in commissions on sale of non-deposit products. As stated in the discussion of the six month results we believe these declines are a result of holding certain mortgage loans in the portfolio and the timing and closing of transactions relative to non deposit product sales. Also there has been a softening of new home sales and refinancing in our market area during the most recent quarter. During the quarter ended June 30, 2007, we recognized a gain of $69,000 on the sale of securities which had been reclassified as trading securities in the first quarter of 2007. Non interest income “Other” decreased by $35,000 in the second quarter of 2007 as compared to the same period of 2006. The decrease primarily relates to the write-down to fair value of certain securities and liabilities to fair value during the 2007 period. See Note 3 of the unaudited financial statements for a discussion of the early adoption of FAS 159.

Total non-interest expense increased by $332,000 in the second quarter of 2007 as compared to the same quarter of 2006. This increase was primarily due to increases of $92,000 in salary and benefits, $84,000 in occupancy expense and $32,000 in equipment expenses. These increases are primarily attributable to the addition of the Camden office in June 2006 as well as the move into the new administrative center in July 2006. Non-interest expense “Other” increased by $80,000 in the second quarter of 2007 as compared to the same period in 2006. As discussed in the six month results, this increase relates to the cost of the consulting engagement that ended in May 2007.

Financial Position

Assets totaled $554.3 million at June 30, 2007 as compared to $548.1 million at December 31, 2006, an increase of $6.2 million. Loans grew by $27.0 million during the six months ended June 30, 2007, from $275.2 million at December 31, 2006 to $302.2 million at June 30, 2007. At June 30, 2007, loans accounted for 64.0% of earning assets as compared to 58.6% at December 31, 2006. The loan to deposit ratio at June 30, 2007 was 75.0% as compared to 66.3% at December 31, 2006. The increase in loans were funded through proceeds from the maturity and sale of investment securities. Investment securities decreased from $176.5 million at December 31, 2006 to $165.6 million at June 30, 2007. Additional funding came from a reduction of federal funds sold and additional federal home loan bank advances. Throughout 2007, we plan to continue to focus on investing more of our assets in the higher earning loan portfolio as compared to the investment portfolio. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality. We currently do not have any brokered deposits and therefore our balance sheet continues to be primarily funded from deposit relationships within the markets we serve.

As of January 1, 2007, we elected early adoption of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”. We reclassified certain corporate structured securities, which did not contain an interest rate floor, from the “available-for-sale” category to the “trading” category. The reclassification resulted in a cumulative adjustment to reduce retained earnings in the amount of $560,000 as of January 1, 2007. Changes in the “fair value” of assets or liabilities classified under the fair value option in accordance with SFAS 159 will be recognized in earnings on a going forward basis. The carrying value of securities reclassified under SFAS 159 as of January 1, 2007 amounted to $3.3 million. The change in the fair value of securities and liabilities classified under the fair value option during the first six months of 2007 was a decrease of approximately $39,000. Prior to adoption of SFAS 159, we had not maintained any investment securities in a trading account. With the ability to classify both financial assets and liabilities under the fair value option on an instrument by instrument basis, we believe this standard can provide an opportunity to assist us in managing the impact of interest rate volatility in the future. See Note 3 of the unaudited financial statements above for related disclosures required under SFAS 159.

        The following table shows the composition of the loan portfolio by category:

(Dollars in thousands)	June 30,		December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$25,115	8.3%	$23,595	8.6%
Real estate:
Construction	40,407	13.4%	31,474	11.4%
Mortgage - residential	52,760	17.5%	47,950	17.4%
Mortgage - commercial	152,030	50.3%	138,886	50.5%
Consumer	31,840	10.5%	33,284	12.1%

Total gross loans	302,152	100.0%	275,189	100.0%

Allowance for loan losses	(3,425)		(3,215)

Total net loans	$298,727		$271,974

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

At June 30, 2007, we had entered into interest rate cap and floor agreements with a notional amount of $10,000,000 each. The cap rate of interest is 4.50% three month LIBOR and the floor rate of interest is 5.00% three month LIBOR. The fair value of the agreements at June 30, 2007 was $275,000. These agreements were entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank’s exposure to market risk of loss is limited to the fair value of the cap and floor. The fair value of the cap was $178,000 and the floor fair value was $95,000 at June 30, 2007. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amount $44,000 during the six months ended June 30, 2007. During the six months ended June 30, 2007, we did not receive any payments under the terms of the floor contract. The bank recognized a decrease of $53,000 and an increase of $85,000 in other income to reflect the decrease/increase in the fair value of the contracts for the six months ended June 30, 2007 and 2006, respectively. The cap agreement and floor agreement expire on August 1, 2009 and August 31, 2011, respectively.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2007, March 31, 2007 and December 31, 2006 over twelve months.

Net Interest Income Sensitivity

Change in
short-term
interest	June 30,	March 31,	December
rates	2007	2007	31, 2006
+200bp	-5.97%	-4.77%	-2.73%
+100bp	-2.80%	-2.08%	-1.19%
Flat	-	-	-
-100bp	+1.33%	-0.33%	-0.79%
-200bp	-0.36%	-3.39%	-4.16%

Even though we are liability sensitive, the model at June 30, 2007 reflects a decrease in net interest income in a down 200 basis point declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they can not be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2007 and March 31, 2007, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 11.88%. This compares to 10.69% and 9.92% at March 31, 2007 and December 31, 2006, respectively

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold, trading securities and investment securities available-for-sale represents 28.2% of total assets at June 30, 2007. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At June 30, 2007, the amount of certificates of deposits of $100,000 or more represented 20.7% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits. Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2007, we had issued commitments to extend credit of $55.4 million, including $24.1 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We are not aware of any trends, events or uncertainties that we expect to result in a significant adverse effect on our liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

The company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund our bank’s operations for at least the next 12 months. The company’s management anticipates that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 11.4% of total assets at June 30, 2007. The bank maintains federal funds purchased lines, in the amount of $10.0 million, with several financial institutions. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.5%, 13.5% and 8.7%, respectively at June 30, 2007 as compared to 11.3%, 13.2% and 8.5%, respectively at December 31, 2006. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.5%, 14.4% and 9.3%, respectively at June 30, 2007 as compared to 13.5%, 14.4% and 9.3%, respectively at December 31, 2006. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Six months ended June 30, 2007			Six months ended June 30, 2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$289,003,056	$10,738,564	7.49%	$231,758,986	$8,349,538	7.27%
Securities:	166,247,536	3,912,741	4.75%	170,318,013	3,692,874	4.37%
Federal funds sold and securities purchased
under agreements to resell	6,629,446	188,081	5.72%	16,894,801	432,473	5.16%

Total earning assets	461,880,038	14,839,386	6.48%	418,971,800	12,474,885	6.00%

Cash and due from banks	10,932,438			10,084,258
Premises and equipment	20,763,228			17,376,853
Other assets	50,073,794			43,585,117
Allowance for loan losses	(3,328,169)			(2,807,569)

Total assets	$540,321,329			$487,210,459

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$55,852,702	126,655	0.46%	$57,448,596	149,885	0.53%
Money market accounts	41,956,312	659,853	3.17%	47,907,738	749,214	3.15%
Savings deposits	25,719,032	87,671	0.69%	29,864,589	107,287	0.72%
Time deposits	204,900,722	4,809,355	4.73%	171,426,209	3,284,452	3.86%
Other borrowings	72,037,227	1,779,501	4.98%	62,497,856	1,386,629	4.47%

Total interest-bearing liabilities	400,465,995	7,463,035	3.76%	369,144,988	5,677,467	3.10%

Demand deposits	72,210,177			60,934,003
Other liabilities	4,571,556			4,107,020
Shareholders’ equity	63,073,601			53,024,448

Total liabilities and shareholders' equity	$540,321,329			$487,210,459

Net interest spread			2.72%			2.90%
Net interest income/margin		$7,376,351	3.22%		$6,797,418	3.27%

Net interest income/margin FTE basis	195,132	$7,571,483	3.31%	185,515	$6,982,933	3.36%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rateson
Average Interest-Bearing Liabilities

	Three months ended June 30, 2007			Three months ended June 30, 2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$295,542,760	$5,514,993	7.48%	$237,465,856	$4,334,016	7.32%
Securities:	163,622,491	1,948,259	4.78%	174,004,049	1,923,149	4.43%
Federal funds sold and securities purchased
under agreements to resell	5,030,236	77,768	6.20%	21,020,688	280,703	5.36%

Total earning assets	464,195,487	7,541,020	6.52%	432,490,593	6,537,868	6.06%

Cash and due from banks	10,753,043			10,362,798
Premises and equipment	20,646,517			18,148,138
Other assets	49,935,622			43,869,956
Allowance for loan losses	(3,394,429)			(2,879,329)

Total assets	$542,136,240			$501,992,156

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$54,745,282	$58,845	0.43%	$57,982,643	$76,982	0.53%
Money market accounts	39,901,896	316,686	3.18%	47,856,552	380,620	3.19%
Savings deposits	25,778,665	44,356	0.69%	30,000,392	54,437	0.73%
Time deposits	205,604,282	2,430,700	4.74%	181,613,967	1,850,508	4.09%
Other borrowings	74,344,261	922,779	4.98%	61,671,554	705,342	4.59%

Total interest-bearing liabilities	400,374,386	3,773,366	3.78%	379,125,108	3,067,889	3.25%

Demand deposits	73,987,342			64,007,322
Other liabilities	4,579,065			5,047,447
Shareholders’ equity	63,195,447			53,812,279

Total liabilities and shareholders' equity	$542,136,240			$501,992,156

Net interest spread			2.74%			2.81%
Net interest income/margin		$3,767,654	3.26%		$3,469,979	3.22%

Net interest income/margin FTE basis	97,721	$3,865,375	3.34%	87,800	$3,557,779	3.30%

PART I

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2007 from that presented in our annual report on Form 10-K for the year ended December 31, 2006. See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

        There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 1A.   Risk Factors.

        There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. On April 17, 2007, our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 200,000. The following table reflects share repurchase activity during the second quarter of 2007:

			Total Number of
			Shares	Maximum Number
			Purchased as	of Shares that May
	Total		Part of Publicity	Yet Be Purchased
	Number of	Average	Announced	Under the Plans or
	Shares	Price Paid	Plans or	Programs
Period	Purchased	Per Share	Programs	(1)
April 1, 2007 - April 30, 2007	900	$17.68	900	66,587
May 1, 7 - May 31, 2007	10,200	$17.19	10,200	56,387
June 1, 2007 to June 30, 2007	9,000	$17.19	9,000	47,387

Total	20,100	$17.20	20,100	47,387

    (1)        Includes additional 50,000 shares authorized by the board of directors on April 17, 2007.

Item 3.   Defaults Upon Senior Securities.

        Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on May 16, 2007. The following six directors were elected at the meeting:

VOTES

	For	Against or Withheld
Richard K. Bogan, MD	2,566,069	32,320
Michael C. Crapps	2,566,828	31,561
Hinton G. Davis	2,565,488	32,901
Anita B. Easter	2,566,692	31,697
George H. Fann, Jr.,DMD	2,567,100	31,289
Roderick M. Todd	2,558,115	40,274

The terms of office of the following nine directors continued after the meeting:

Chimin J. Chao	O.A. Ethridge, DMD
James C. Leventis	W. James Kitchens, Jr.
Loretta R. Whitehead	Mitchell M. Willoughby
J Thomas Johnson	Thomas C. Brown
Alexander Snipe, Jr.

We did not submit any other matters to security holders for a vote during the three months ended June 30, 2007.

Item 5.   Other Information.

        Not Applicable

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

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: August 10, 2007	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: August 10, 2007	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number          Description

31.1                 Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                 Rule 13a-14(a) Certification of the Principal Financial Officer.

32                    Section 1350 Certifications.