Form 10-Q
period 2007-09-30
FIRST COMMUNITY CORP /SC/
filed 2007-11-14
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐                                 Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from        to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On October 31, 2007, 3,222,923 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$10,492,919	$10,021,781
Interest-bearing bank balances	166,384	47,786
Federal funds sold and securities purchased under agreements to resell	10,239,079	17,745,404
Investment securities - available for sale	172,983,980	165,826,684
Investment securities - held to maturity (market value of $6,334,359 and $6,509,148 at September 30, 2007 and December 31, 2006, respectively)	6,322,433	6,488,796
Investment securities, at fair value	2,978,441	—
Other investments, at cost	5,156,595	4,207,794
Loans	302,828,777	275,188,567
Less, allowance for loan losses	3,525,495	3,214,624
Net loans	299,303,282	271,973,943
Property, furniture and equipment - net	20,266,788	20,960,332
Bank owned life insurance	9,904,548	9,606,657
Goodwill	27,761,219	27,761,219
Intangible assets	2,150,690	2,652,917
Other assets	10,024,431	10,762,430
Total assets	$577,750,789	$548,055,743
LIABILITIES
Deposits:
Non-interest bearing demand	$80,001,452	$73,676,415
NOW and money market accounts	86,768,003	114,842,382
Savings	28,178,024	26,134,834
Time deposits less than $100,000	121,873,671	119,082,462
Time deposits $100,000 and over	96,479,828	81,205,314
Total deposits	413,300,978	414,941,407
Securities sold under agreements to repurchase	26,699,400	19,472,580
Federal Home Loan Bank Advances	51,416,383	29,757,545
Federal Home Loan Bank Advances, at fair value	1,519,799	—
Junior subordinated debentures	15,464,000	15,464,000
Other borrowed money	124,014	148,886
Other liabilities	5,054,552	5,063,674
Total liabilities	513,579,126	484,848,092
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,222,923 and; 3,264,608 September 30, 2007 and December 31, 2006, respectively	3,222,923	3,264,608
Additional paid in capital	48,796,418	49,695,346
Retained earnings	13,591,833	12,033,065
Accumulated other comprehensive income (loss)	(1,439,511)	(1,785,368)
Total shareholders’ equity	64,171,663	63,207,651
Total liabilities and shareholders’ equity	$577,750,789	$548,055,743

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$16,493,118	$13,360,784
Taxable securities	5,695,640	5,595,882
Non-taxable securities	325,252	226,806
Federal funds sold and securities purchased under resale agreements	290,251	523,768
Other	31,706	56,107
Total interest income	22,835,967	19,763,347
Interest expense:
Deposits	8,773,646	6,991,422
Federal funds sold and securities sold under agreement to repurchase	853,140	528,804
Other borrowed money	1,923,836	1,695,081
Total interest expense	11,550,622	9,215,307
Net interest income	11,285,345	10,548,040
Provision for loan losses	359,975	388,724
Net interest income after provision for loan losses	10,925,370	10,159,316
Non-interest income:
Deposit service charges	1,971,559	1,774,796
Mortgage origination fees	258,193	379,497
Commission on sale of non deposit products	218,699	260,800
Gain (loss) on sale of securities	73,694	(69,040)
Gain on early extinguishment of debt	—	159,416
Fair value gain (loss) adjustments	45,793	89,618
Other	1,038,090	759,193
Total non-interest income	3,606,028	3,354,280
Non-interest expense:
Salaries and employee benefits	5,448,125	5,145,212
Occupancy	911,578	688,936
Equipment	949,280	895,502
Marketing and public relations	375,643	248,688
Amortization of intangibles	502,228	469,121
Other	2,425,930	2,311,469
Total non-interest expense	10,612,784	9,758,928

Income before taxes	3,918,614	3,754,668
Income taxes	1,151,852	1,114,155
Net income	$2,766,762	$2,640,513
Basic earnings per common share	$0.85	$0.87
Diluted earnings per common share	$0.84	$0.84

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$5,754,554	$5,011,246
Taxable securities	2,000,203	2,034,786
Non-taxable securities	107,948	95,028
Federal funds sold and securities purchased under resale agreements	119,862	127,693
Other	14,014	19,709
Total interest income	7,996,581	7,288,462
Interest expense:
Deposits	3,090,112	2,700,583
Federal funds sold and securities sold under agreement to repurchase	290,817	236,882
Other borrowed money	706,658	600,375
Total interest expense	4,087,587	3,537,840
Net interest income	3,908,994	3,750,622
Provision for loan losses	134,475	140,395
Net interest income after provision for loan losses	3,774,519	3,610,227
Non-interest income:
Deposit service charges	714,242	652,230
Mortgage origination fees	76,955	132,916
Commission on sale of non deposit products	75,266	54,170
Gain on sale of investments	—	342
Fair value gain (loss) adjustments	138,161	(47,266)
Other	358,658	283,340
Total non-interest income	1,363,282	1,075,732
Non-interest expense:
Salaries and employee benefits	1,838,619	1,764,918
Occupancy	340,246	276,534
Equipment	316,610	320,449
Marketing and public relations	96,817	101,733
Amortization of intangibles	167,409	167,398
Other	713,416	776,341
Total non-interest expense	3,473,117	3,407,373

Income before tax	1,664,684	1,278,586
Income tax	516,588	375,680
Net income	$1,148,096	$902,906
Basic earnings per common share	$0.35	$0.28
Diluted earnings per common share	$0.35	$0.27

FIRST COMMUNITY CORPORATION

Statement of Changes in Shareholder’s Equity and Comprehensive Income

Nine Months ended September 30, 2007 and September 30, 2006

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2005	2,848,627	$2,848,627	$42,352,205	$9,240,088	$(3,674,135)	$50,766,785
Comprehensive Income:
Net income
Accumulated other				2,640,513		2,640,513
comprehensive income net of income tax benefit of $667,600					1,192,865
Add: reclassification adjustment for loss included in net income, net of tax of $24,284					45,098
Other comprehensive loss					1,237,963	1,237,963
Total comprehensive income						3,878,476
Dividends paid ($0.17 per share)				(512,582)		(512,582)
Stock issued in acquisition	364,034	364,034	7,212,859			7,576,893
Common stock repurchased	(54,600)	(54,600)	(919,261)			(973,861)
Options exercised	98,438	98,438	745,477			843,915
Dividend reinvestment plan	6,562	6,562	107,634			114,196
Balance, September 30, 2006	3,263,061	$3,263,061	$49,498,914	$11,368,019	$(2,436,172)	$61,693,822

Balance, December 31, 2006	3,264,608	$3,264,608	$49,695,346	$12,033,065	$(1,785,368)	$63,207,651
Comprehensive Income:
Net income				2,766,762		2,766,762
Cumulative adjustment to initially apply FASB Statement No. 159				(559,678)	559,678
Accumulated other comprehensive loss net of income tax benefit of $89,300					(165,920)
Less: reclassification
adjustment for gains included in net income, net of tax of $25,793					(47,901)
Other comprehensive loss					(213,821)	(213,821)
Total comprehensive income						2,552,941
Dividends paid ($0.20 per share)				(648,316)		(648,316)
Common stock repurchased	(104,513)	(104,513)	(1,686,948)			(1,791,461)
Options exercised	54,230	54,230	660,692			714,922
Dividend reinvestment plan	8,598	8,598	127,328			135,926
Balance, September 30, 2007	3,222,923	$3,222,923	$48,796,418	$13,591,833	$(1,439,511)	$64,171,663

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,766,762	$2,640,513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	825,828	724,118
Premium amortization (Discount accretion)	(533,987)	(346,216)
Amortization of intangibles	502,228	469,133
Provision for loan losses	359,975	388,724
(Gain) loss on sale of securities	(73,694)	69,040
Gain on extinguishment of debt	—	(159,416)
Net (increase) decrease in fair value option instruments and derivatives	(45,793)	(89,618)
Increase (decrease) in other assets	601,698	419,668
(Increase) Decrease in other liabilities	(9,121)	263,886
Net cash provided by operating activities	4,393,896	4,379,832
Cash flows form investing activities:
Purchase of investment securities available-for-sale	(41,271,466)	(33,659,888)
Maturity of investment securities available-for-sale	23,159,061	20,941,877
Proceeds from sale of securities available-for-sale	6,356,924	21,310,446
Maturity of investment securities held-to-maturity	148,686	—
Purchase of securities held-for-trading	(3,098,097)	—
Maturity of securities-held-for-trading	156,166	—
Proceeds from sale of securities held-for-trading	3,463,665	—
Increase in loans	(27,552,782)	(21,627,480)
Net cash disbursed in business combination	—	(1,229,598)
Purchase of Bank Owned Life Insurance	—	(3,500,000)
Purchase of property and equipment	(132,284)	(3,270,783)
Net cash used in investing activities	(38,770,127)	(21,035,426)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	(1,640,429)	22,288,205
Increase in securities sold under agreements to repurchase	7,226,820	4,527,350
Decrease in other borrowings	(24,872)	(53,687
Advances from the Federal Home Loan Bank	45,000,000	9,000,000
Repayment of Advances from the Federal Home Loan Bank	(23,012,948)	(18,091,649)
Advances from FHLB, fair value option	1,500,000	—
Proceeds from exercise of stock options	714,922	843,915
Cash dividends paid	(648,316)	(512,582)
Purchase of common stock	(1,791,461)	(973,861)
Dividend reinvestment plan	135,926	114,196
Net cash provided from financing activities	27,459,642	17,141,887
Net increase (decrease) in cash and cash equivalents	(6,916,589)	486,293
Cash and cash equivalents at beginning of period	27,814,971	12,864,146
Cash and cash equivalents at end of period	$20,898,382	$13,350,439
Supplemental disclosure:
Cash paid during the period for:
Interest	$10,673,161	$8,527,288
Taxes	$250,000	$472,647
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$337,868	$1,925,786

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”) present fairly in all material respects the Company’s financial position at September 30, 2007 and December 31, 2006, the Company’s results of operations for the nine and three months ended September 30, 2007 and 2006, and the Company’s cash flows for the nine and  three months ended September 30, 2007 and 2006. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 2 – Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Numerator (Included in basic and diluted earnings per share)	$2,766,762	$2,640,513	$1,148,096	$902,906

Denominator
Weighted average common shares
Outstanding for:
Basic earnings per share	3,240,665	3,041,824	3,237,183	3,267,820
Dilutive securities:
Stock options - Treasury
Stock method	54,061	96,075	44,574	94,097
Diluted earnings per share	3,294,726	3,137,899	3,281,757	3,361,917

The average market price used in calculating assumed number of Shares	$16.65	$18.06	$15.94	$17.99

Note 3 –SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial assets and Financial Liabilities”

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

The following summarizes the effect of reclassifying the securities as of January 1, 2007.

	Amortized Cost	Unrealized Loss	Fair Value
Available-for-sale securities (1)	$4,258,774	$861,044	$3,397,730

Deferred tax effect of unrealized loss		$301,366
Cumulative effect adjustment (reclassification from accumulated other comprehensive loss and charge to retained earnings)		$559,678

(1)	The investments were carried at fair value, in the available-for-sale portfolio, on the balance sheet prior to adoption. Therefore, there was no effect on the net carrying value at January 1, 2007.

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

In connection with the adoption of SFAS 159, the Company was required to adopt SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets and liabilities carried at fair value as of September 30, 2007.

Description	September 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,978,441	$—	$2,978,441	$—
Available for sale securities	172,983,980	933,937	171,540,756	509,287
Interest rate cap/floor	343,471	—	—	343,471
Federal Home Loan Bank Advance	(1,519,799)	—		(1,519,799)
Total	$174,786,093	$933,937	$174,519,197	$(667,041)

The following tables reflect the changes in fair values for the nine and three month periods ended September 30, 2007 and where these changes are included in the income statement.

	Changes in Fair Values for the nine month period ended, September 30, 2007
Description	Gain (loss) on sale of securities	Non-interest income - Other	Total changes in Fair Values included in current earnings
Trading securities	$69,405	$28,047	$97,452
Interest rate cap/floor		37,544	37,544
Federal Home Loan Bank Advance		(19,798)	(19,798)
Total	$69,405	$45,793	$115,198

	Changes in Fair Values for the three month period ended, September 30, 2007
Description	Gain (loss) on sale of securities	Non-interest income - Other	Total changes in Fair Values included in current earnings
Trading securities	$—	$64,991	$64,991
Interest rate cap/floor		92,008	92,008
Federal Home Loan Bank Advance		(18,838)	(18,838)
Total	$—	$138,161	$138,161

Note 4 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48, effective January 1, 2007, did not a material impact on its financial position, results of operations or cash flows.

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

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company has reviewed the impact of EITF 06-4 and will adopt as of January 1, 2008 through a cumulative effect adjustment to retained earnings. The cumulative effect adjustment is estimated to be approximately $400,000.

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

Overview

The following discussion describes our results of operations for the three and nine month periods ended September 30, 2007 as compared to the three and nine month periods ended September 30, 2006 and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of September 30, 2007 in this report and our notes included in the consolidated financial statements in our 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Merger Completed on June 9, 2006

On June 9, 2006 we consummated our acquisition of DeKalb Bankshares, Inc. (“DeKalb”), the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into our wholly owned banking subsidiary, First Community Bank, NA, and the Camden office now operates as a branch of First Community Bank. Pursuant to the merger, we issued 364,034 shares of our common stock valued at $7.6 million and paid $2.4 million in cash to shareholders of DeKalb. Other costs related to the merger included stock options valued at $585,000 and direct acquisition cost of $277,000. Periods prior to June 9, 2006 do not include the effect of the merger and, as a result, the discussion of the three months and nine months ended June 30, 2006 reflects results from the former DeKalb after June 9, 2006. All of the information technology and operating systems for the former The Bank of Camden have subsequently been successfully integrated into the First Community Bank systems.

Comparison of Results of Operations for Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006:

Net Income

Our net income for the nine months ended September 30, 2007 was $2.8 million, or $.84 diluted earnings per share, as compared to $2.6 million, or $.84 diluted earnings per share, for the nine months ended September 30, 2006. The increase in net income is primarily due to increased net interest income as a result of an increase in the average earning assets between the two periods. Non-interest income also increased as a result of increased deposit service charges. These increases were somewhat offset by an increase in non-interest expense of  $854,000 for the nine month period ended September 30, 2007, as compared to the same period in 2006. The non-interest expense increase results primarily from several initiatives, as discussed below, in the fourth quarter of 2006 and first and third quarter of 2007. The increase in net interest income resulted from earning assets increasing on average by $38.3 million in the first nine months of 2007 as compared to the same period in 2006. Average earning assets were $430.9 million during the nine months ended September 30, 2006 as compared to $469.2 million during the nine months ended September 30, 2007. The increase in average earning assets resulted in an increase in net interest income of $737,000 in the first nine months of 2007 as compared to the first nine months of 2006. Non-interest income increased $252,000 in the first nine months of 2007 as compared to the first nine months of 2006.

 Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2007 and 2006, along with average balances and the related interest income and interest expense amounts.

Net interest income was $11.3 million for the nine months ended September 30, 2007 as compared to $10.5 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in the level of earning assets. The yield on earning assets increased by 38 basis points. We continue to make progress in changing the mix of our earning asset portfolios. The investment portfolio and short term investments represented 37.5% of the average interest earning assets in the nine months ended September 30, 2007 as compared to 43.8% during the comparable period in 2006. Since the consummation of the merger with DutchFork Bankshares in October 2004, our objective has been to increase the percentage of earning assets in the loan portfolio as compared to other earning assets. This began by restructuring the investment portfolio in late 2004 and early 2005 in order to shorten the maturity and purchase investments that provided ongoing cash flow. Yields on loans are typically higher than yields on other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets.

The yield on earning assets for the nine months ended September 30, 2007 and 2006 was 6.51% and 6.13%, respectively. The cost of interest-bearing liabilities during the first nine months of 2007 was 3.80% as compared to 3.23% in the same period of 2006. This increase in the yield on interest earning assets of 38 basis points while the cost of interest bearing liabilities increased 57 basis points resulted in a decrease of our net interest margin of 5 basis points. The net interest margin was 3.22% for the nine months ended September 30, 2007 as compared to 3.27% for the nine months ended September 30, 2006. On a fully taxable equivalent (“FTE”) basis, the net interest margin was 3.30% and 3.36% for the nine months ended September 30, 2007 and 2006, respectively. During much of 2006 and continuing into 2007 the yield curve was inverted. The yield curve as well as a very competitive deposit and lending environment continue to be significant contributors to the decline in the net interest margin. The higher increase in the cost of funds as compared to yield on interest earning assets is primarily due to a significant increase in our funding cost on time deposits during the two periods. Approximately 85.0% of our time deposits reprice within 12 months and as a result of increases in short term interest rates during the first six to nine months of 2006 the cost of these deposits increased 73 basis points in the first nine months of 2007 as compared to the same period in 2006. The average cost of time deposits was 4.76% in the nine months ended September 30, 2007 as compared to 4.03 % during the same period in 2006.

Provision and Allowance for Loan Losses

At September 30, 2007, the allowance for loan losses was $3.5 million, or 1.16% of total loans, as compared to $3.2 million, or 1.17% of total loans, at December 31, 2006. Our provision for loan losses was $360,000 for the nine months ended September 30, 2007, as compared to $389,000 for the nine months ended September 30, 2006. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At September 30, 2007, we had $542,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $629,000 that were delinquent 30 days to 89 days. Due to the current loan to collateral values or other factors it is anticipated that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest. We had six loans in a nonaccrual status in the amount of $557,000 at September 30, 2007. Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified four loans in the amount of $188,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses	Nine Month Ended September 30,
(Dollars in thousands)	2007	2006
Average loans outstanding	$293,478	$242,263
Loans outstanding at period end	$302,829	$269,773
Non-performing assets:
Nonaccrual loans	$557	$46
Loans 90 days past due still accruing	542	51
Foreclosed real estate	63	50
Total non-performing loans	$1,162	$147
Beginning balance of allowance	$3,215	$2,701
Loans charged-off:
1-4 family residential mortgage	148	67
Non-residential real estate	—
Home equity	32	—
Commercial	22	44
Installment & credit card	160	127
Total loans charged-off	362	238
Recoveries:
1-4 family residential mortgage	23	2
Non-residential real estate	54	7
Home equity	4	—
Commercial	167	40
Installment & credit card	64	31
Total recoveries	312	80
Net loan charge offs	50	158
Acquired in business combination	—	320
Provision for loan losses	360	389
Balance at period end	$3,525	$3,252
Net charge -offs to average loans	.02%	0.07%
Allowance as percent of total loans	1.16%	1.21%
Non-performing assets as % of total assets	0.20%	0.03%
Allowance as % of non-performing loans	303.36%	3,352.6%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2007		December 31, 2006
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$128	8.2%	$83	8.6%
Real Estate – Construction	337	11.6%	884	11.4%

Real Estate Mortgage:
Commercial	2,238	52.6%	1,692	50.5%
Residential	399	17.4%	323	17.4%
Consumer	186	10.2%	133	12.1%
Unallocated	237	N/A	100	N/A
Total	$3,525	100.0%	$3,215	100.0%

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2007 was $3.6 million as compared to $3.4 million during the same period in 2006. During the first nine months of 2006, we realized losses on the sale of securities in the amount of $69,000. The proceeds from the sale of securities in the first quarter of 2006 were used to pay down approximately $5.0 million in a Federal Home Loan Bank advance, which resulted in a gain on the early extinguishment of debt of $159,000. These advances were acquired in the DutchFork Bankshares merger. During the first nine months of 2007, we realized gains on sale of securities in the amount of $74,000. Deposit service charges increased $197,000, or  11.1%, in the first nine months of 2007 as compared to the same period in 2006. This increase is a result of an increase in the average transaction deposit accounts between the two periods as well as adjustments in certain deposit fees in the first half of 2007. Commissions on the sale of non-deposit investment products and mortgage origination fees decreased $42,000 and $121,000 respectively. The decision to portfolio certain mortgage loans during the first nine months of 2007 accounted for approximately $75,000 in the decline in mortgage origination fees. In addition, there has been a softening of the new home sales and refinancing activity in the market during the first nine months of 2007. The fees related to the loans included in the portfolio are deferred and amortized over the life of the loans. The decline in commissions on sale of non-deposit investment products is believed to be a result of the timing and closing of transactions. Other non-interest income increased $279,000 in the first nine months of 2007 as compared to the same period in 2006. This was primarily a result of increases in  ATM/Debit card surcharge and exchange fees of approximately $145,000, increased earning on bank owned life insurance of $58,000.

Total non-interest expense increased by $854,000 during the nine months of 2007 as compared to the same period of 2006. During the fourth quarter of 2006 and first quarter 2007, we introduced two initiatives that impacted the results of the nine months ended September 30, 2007. We began to hire additional personnel, specifically retail bankers, in many of our offices to increase our lending capacity and to continue to focus on core deposit growth. In addition, in December 2006, we engaged a consulting firm to assist in identifying process efficiency improvements, expense control opportunities and non-interest income enhancements. From January through May 2007, we expensed these consulting engagement expenses. These two initiatives along with moving into the bank’s new administrative office in July 2006 contributed to the 8.7% increase in non-interest expense in the first nine months of 2007 as compared to the same period of 2006. Salaries and employee benefits increased $303,000 in the first nine months of 2007 as compared to the same period in 2006. This increase primarily relates to the addition of the retail bankers noted above. At September 30, 2007 we had 134 full time equivalent employees as compared to 131 at September 30, 2006. Occupancy expense increased by $223,000 to $912,000 in the first nine months of  2007 as compared to $689,000 during the same period in 2006. This increase results from the addition of the Camden office in June 2006 as well as the move into the new administrative building in July 2006. Equipment expense increased by $54,000 in the first nine months of 2007 as compared to the same period in 2006. This increase relates to the addition of the Camden office in June 2006 as well as the move into the new administrative center in July 2006. Marketing and public relations expense increased 51.1% from $249,000 in 2006 as compared to $376,000 in the nine months ended September 30, 2007. The increase relates to commencing a television advertising campaign during the first quarter of 2007 focusing on our lending products and capacity. The cost of producing the advertising spots was included in the first quarter 2007 results. We anticipate that the television campaign will cause advertising expenses to run approximately 55.0% above the prior year comparable periods throughout the balance of 2007. The increase in amortization of intangibles of $33,000 is a result of the acquisition of DeKalb Bankshares in June of 2006. Other expenses increased by $115,000 in the first nine months of 2007 as compared to the same period in 2006. This increase results primarily from the increase in consulting and professional fees related to the consulting engagement discussed previously. The expenses related to the consulting engagement were incurred through May 2007 and will not impact our results for the balance of 2007.

The following is a summary of the components of other non-interest expense:

	Nine months ended
	September 30,
(Dollars in thousands)	2007	2006
ATM/debit card processing	$251	$192
Supplies	162	190
Telephone	277	288
Correspondent services	117	128
Insurance	206	187
Postage	146	121
Professional fees	678	565
Other	589	640
	$2,426	$2,311

Income Tax Expense

In the first nine months of 2007, we had an effective tax rate of 29.4%.as compared to 29.7% during the same period of 2006. Our effective tax rate is currently expected to remain 29.0% to 31.0% throughout the remainder of 2007.

Comparison of Results of Operations for Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006:

Net Income

Our net income for the third quarter of 2007 was $1.1 million or $0.35 per diluted share, as compared to $903,000, or $0.27 per diluted share during the comparable period in 2006. Net interest income increased by $158,000 for the three months ended September 30, 2007 from $3.8 million in 2006 to $3.9 million in 2007. The increase in net interest income is primarily due to an increase in the level of average earning assets. Average earning assets equaled $454.5 million during the third quarter of 2006 as compared to $483.7 million during the third quarter of 2007. Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 2007 and 2006, along with average balances and the related interest income and interest expense amounts. The yield on average earning assets increased to 6.56% in the third quarter of 2007 as compared to 6.36% in the third quarter of 2006. The cost of interest bearing liabilities also increased to 3.88% in third quarter of 2007 as compared to 3.46% in the third quarter of 2006. The net interest margin was 3.21% for the three months ended September 30, 2007 and 3.27% for the three months ended September 30, 2006. On an FTE basis, we had a net interest margin of 3.29% and 3.36% for the three months ended September 30, 2007 and 2006, respectively.

Non-interest Income and Non-interest Expense

We earned $1.4 million and $1.1 million in non-interest income for the three months ended September 30, 2007 and 2006, respectively. An increase in deposit service charges of $62,000 was offset by a $56,000 decrease in mortgage origination fees. There has been a softening of new home sales and refinancing in our market area that has resulted in the lower mortgage origination fees during most recent quarter. Non interest income “Other” increased by $75,000 in the third quarter of 2007 as compared to the same period of 2006. The increase primarily relates an increase of $40,000 in ATM/Debit card surcharge and exchange fees as well as increases in other check sales, and loan late charge fees.

Total non-interest expense increased by $66,000 in the third quarter of 2007 as compared to the same quarter of 2006. This increase was primarily due to increases of $74,000 in salary and benefits and $64,000 in occupancy expense. These increases were partially offset by a decrease in “Other” Non-interest expense of $63,000 including a $25,000 decrease in supplies and a $46,000 decrease in professional fees. Supplies expense was inflated in the third quarter of 2006 as a result of an increase relative to moving into the new administrative center. The increased professional fees in the third quarter of 2006 primarily related to the initial review by the firm engaged to perform the efficiency study in late 2006 and early 2007.

Financial Position

Assets totaled $577.8 million at September 30, 2007 as compared to $548.1 million at December 31, 2006, an increase of $29.7 million. Loans grew by $27.6 million during the nine months ended September 30, 2007, from $275.2 million at December 31, 2006 to $302.8 million at September 30, 2007. At September 30, 2007, loans accounted for 60.5% of earning assets as compared to 58.6% at December 31, 2006. The loan to deposit ratio at September 30, 2007 was 73.3% as compared to 66.3% at December 31, 2006. The increase in loans were funded through proceeds from the maturity and sale of investment securities. Investment securities increased from $176.5 million at December 31, 2006 to $187.4 million at September 30, 2007. This increase includes a leverage transaction whereby we purchased approximately $20.0 million in investment securities which were funded by a $20.0 million advance from the Federal Home Loan Bank of Atlanta. Excluding this transaction investment securities decreased by approximately $9.1 million, which provided funding for the loan growth. Additional funding came from a reduction of federal funds sold and additional federal home loan bank advances. The leverage transaction provided an approximate 140 basis point margin on the $20.0 million transaction without substantially increasing our interest rate risk profile. Throughout 2007, we plan to continue to focus on investing more of our assets in the higher earning loan portfolio as compared to the investment portfolio. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality.

From December 31, 2006, to September 30, 2007, NOW and money market deposit balances decreased by $28.0 million. The decrease in this funding was offset by an increase in time deposit balances of $18.0 million and securities sold under agreements to repurchase of $7.2 million. The decrease in NOW and money market balances was partially a result of several accounts totaling $15.0 million that had been deposited in the latter part of the fourth quarter of 2006 by customers who anticipated reviewing alternative investments or disbursing the funds in 2007. Competition for deposits in our markets remains very competitive. We are competing with a number of financial institutions that have higher loan to deposit ratios than we do and as a result they continue to be very aggressive in pricing deposits. We continually monitor our deposit pricing in relationship to our competition. Our current high level of liquidity through our investment maturities and our ability to access other funding sources such as the Federal Home Loan Bank of Atlanta gives us some flexibility in pricing our deposit products. Despite this we anticipate that there will continue to be substantial competition affecting our ability to attract and sustain deposit growth as well as pressure on our funding cost in the near term. We currently do not have any brokered deposits and therefore our balance sheet continues to be primarily funded from deposit relationships within the markets we serve.

As of January 1, 2007, we elected early adoption of  Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”. We reclassified certain corporate structured securities, which did not contain an interest rate floor, from the “available-for-sale” category to the “trading” category. The reclassification resulted in a cumulative adjustment to reduce retained earnings in the amount of $560,000 as of January 1, 2007. Changes in the “fair value” of assets or liabilities classified under the fair value option in accordance with SFAS 159 will be recognized in earnings on a going forward basis. The carrying value of securities reclassified under SFAS 159 as of January 1, 2007 amounted to $3.4 million. The change in the fair value of securities and liabilities classified under the fair value option during the first nine months of 2007 was a decrease of approximately $39,000. Prior to adoption of  SFAS 159, we had not maintained any investment securities in a trading account. With the ability to classify both financial assets and liabilities under the fair value option on an instrument by instrument basis, we believe this standard can provide an opportunity to assist us in managing the impact of interest rate volatility in the future. See Note 3 of the unaudited financial statements above for related disclosures required under SFAS 159.

The following table shows the composition of the loan portfolio by category:

	September 30,		December 31,
	2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$24,863	8.2%	$23,595	8.6%
Real estate:
Construction	35,107	11.6%	31,474	11.4%
Mortgage – residential	52,827	17.4%	47,950	17.4%
Mortgage – commercial	159,289	52.6%	138,886	50.5%
Consumer	30,742	10.2%	33,284	12.1%
Total gross loans	302,828	100.0%	275,189	100.0%
Allowance for loan losses	(3,525)		(3,215)
Total net loans	$299,303		$271,974

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

At September 30, 2007, we had entered into interest rate cap and floor agreements with a notional amount of $10,000,000 each. The cap rate of interest is 4.50% three month LIBOR and the floor rate of interest is 5.00% three month LIBOR. The fair value of the agreements at September 30, 2007 was $343,000. These agreements were entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank’s exposure to market risk of loss is limited to the fair value of the cap and floor. The fair value of the cap was $250,000 and the floor fair value was $93,000 at September 30, 2007. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amount $66,000 during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we did not receive any payments under the terms of the floor contract. The bank recognized an increase of $38,000 and an increase of $90,000 in other income to reflect the increase in the fair value of the cap and floor contracts for the nine months ended September 30, 2007 and 2006, respectively. The cap agreement and floor agreement expire on August 1, 2009 and August 31, 2011, respectively.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
+200bp	-3.88%	-5.97%	- 4.77%	- 2.73%
+100bp	-1.64%	-2.80%	- 2.08%	- 1.19%
Flat	—	—	—	—
-100bp	-1.34%	+1.33%	- 0.33%	- 0.79%
-200bp	-5.02%	-.0.36%	- 3.39%	- 4.16%

Even though we are liability sensitive, the model at September 30, 2007 reflects a decrease in net interest income in a down 200 basis point declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they can not be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2007 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 13.75%. This compares to 11.88%, 10.69% and 9.92% at June 30, 2007, March 31, 2007 and  December 31, 2006, respectively.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements. Federal funds sold, trading securities and investment securities available-for-sale represents 32.2% of total assets at September 30, 2007. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes. At September 30, 2007, the amount of certificates of deposits of $100,000 or more represented 23.3% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits. Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2007, we had issued commitments to extend credit of $51.7 million, including $23.4 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We are not aware of any trends, events or uncertainties that we expect to result in a significant adverse effect on our liquidity position. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

The company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund our bank’s operations for at least the next 12 months. The company’s management anticipates that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 11.1% of total assets at September 30, 2007. The bank maintains federal funds purchased lines, in the amount of $10.0 million, with several financial institutions. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.9%, 13.8% and 8.8%, respectively at September 30, 2007 as compared to 11.3%, 13.2% and 8.5%, respectively at December 31, 2006. The company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were13.8%, 14.7% and 9.4%,  respectively at September 30, 2007 as compared to 13.5%, 14.4% and 9.3%, respectively at December 31, 2006. This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$293,478,383	$16,493,118	7.51%	$242,262,690	$13,360,784	7.37%
Securities:	168,211,757	6,020,892	4.79%	174,150,951	5,822,688	4.47%

Other short-term investments	7,542,454	321,957	5.71%	14,521,554	579,875	5.34%
Total earning assets	469,232,594	22,835,967	6.51%	430,935,195	19,763,347	6.13%
Cash and due from banks	10,719,958			10,176,035
Premises and equipment	20,644,006			18,576,059
Other assets	50,085,398			46,395,008
Allowance for loan losses	(3,375,065)			(2,928,418)
Total assets	$547,306,891			$503,153,879

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$53,447,912	171,963	0.43%	$58,388,287	227,724	0.52%
Money market accounts	42,014,903	994,694	3.17%	48,642,108	1,161,456	3.19%
Savings deposits	25,888,474	137,348	0.71%	29,708,012	160,493	0.72%
Time deposits	209,616,283	7,469,641	4.76%	180,373,660	5,441,749	4.03%
Other borrowings	75,256,291	2,776,976	4.93%	64,300,756	2,223,885	4.62%
Total interest-bearing liabilities	406,223,863	11,550,622	3.80%	381,412,823	9,215,307	3.23%
Demand deposits	72,964,376			61,906,122
Other liabilities	4,855,258			4,142,450
Shareholders’ equity	63,263,394			55,692,484
Total liabilities and shareholders’ equity	$547,306,891			$503,153,879
Net interest spread			2.71%			2.90%
Net interest income/margin		$11,285,345	3.22%		$10,548,040	3.27%
Net interest income/margin FTE basis		$11,591,790	3.30%		$10,833,777	3.36%

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$302,268,770	$5,754,554	7.55%	$262,927,580	$5,011,246	7.56%
Securities:	172,076,150	2,108,151	4.86%	181,691,841	2,129,814	4.65%

Other short-term investments	9,338,699	133,876	5.69%	9,840,641	147,402	5.94%
Total earning assets	483,683,619	7,996,581	6.56%	454,460,062	7,288,462	6.36%
Cash and due from banks	10,301,924			10,368,403
Premises and equipment	20,409,450			20,935,369
Other assets	50,108,234			51,901,484
Allowance for loan losses	(3,467,322)			(3,166,171)
Total assets	$561,035,905			$534,499,147

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$48,716,749	45,308	0.37%	$60,132,420	77,839	0.51%
Money market accounts	42,130,175	334,841	3.15%	50,191,510	412,242	3.26%
Savings deposits	26,221,835	49,677	0.75%	29,399,963	53,206	0.72%
Time deposits	218,893,642	2,660,286	4.82%	197,976,796	2,157,296	4.32%
Other borrowings	81,589,455	997,475	4.85%	67,583,381	837,257	4.92%
Total interest-bearing liabilities	417,551,856	4,087,587	3.88%	405,284,070	3,537,840	3.46%
Demand deposits	74,448,178			63,817,475
Other liabilities	5,399,077			4,530,700
Shareholders’ equity	63,636,794			60,866,902
Total liabilities and shareholders’ equity	$561,035,905			$534,499,147

Net interest spread			2.68%			2.90%
Net interest income/margin		$3,908,994	3.21%		$3,750,622	3.27%
Net interest income/margin FTE basis		$4,010,609	3.29%		$3,850,845	3.36%

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30,  2007 from that presented in our annual report on Form 10-K for the year ended December 31, 2006. See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of  September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. On April 17, 2007, our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 200,000. The following table reflects share repurchase activity during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2007 – July 31, 2007	—	$—	—	47,387
August 1, 2007 – August 31, 2007	9,700	$15.42	9,700	37,687
Sept. 1, 2007 to Sept. 30, 2007	12,300	$15.54	12,300	25,387
Total	22,000	$15.51	22,000	25,387

(1) Includes additional 50,000 shares authorized by the board of directors on April 17, 2007.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to security holders for a vote during the three months ended September 30, 2007.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	November 14, 2007	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	November 14, 2007	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit

Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications