Form 10-K
period 2007-12-31
FIRST COMMUNITY CORP /SC/
filed 2008-03-28
CIK 932781

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
Or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-28344

First Community Corporation
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-1010751 (I.R.S. Employer Identification No.)
5455 Sunset Blvd., Lexington, South Carolina (Address of principal executive offices)	29072 (Zip Code)

803-951-2265
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $47,913,000 based on the closing sale price of $16.70 on June 30, 2007, as reported on The NASDAQ Capital Market.

         3,196,854 shares of the issuer's common stock were issued and outstanding as of March 15, 2008.

Documents Incorporated by Reference

         Proxy Statement for the Annual Meeting of Shareholders Part III (Portions of Items 10-14) to be held on May 21, 2008.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

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

  •
  changes in technology;

  •
  changes in monetary and tax policies;

  •
  the adequacy of our level of allowance for loan loss;

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

PART I

Item 1.    Business

General

        First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995. On October 1, 2004, we completed our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. We engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. Our stock trades on The NASDAQ Capital Market under the symbol FCCO.

        The company is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, the company qualifies for the extended compliance period with respect to the accountants report on management's assessment of internal control over financial reporting required by PCAOB Auditing Standards No. 5.

Location and Service Area

        The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry counties of South Carolina and the surrounding areas.

        Richland County, Lexington County, Kershaw County and Newberry County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between Richland and Lexington counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland, Lexington, Kershaw and Newberry Counties, which include the primary service areas for the existing twelve sites of the bank, had estimated populations in 2006 of 348,226, 240,160, 57,490 and 37,762, respectively.

        The principal components of the economy within our market area are service industries, government, and wholesale and retail trade. The largest employers in the area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation. The area has experienced steady growth over the past 10 years and we expect that the area, as well as the service industry needed to support it, will to continue to grow. For 2004, Richland, Lexington, Kershaw and Newberry Counties had estimated median household incomes of $40,025, $46,517, $41,242 and $33,920, respectively, compared to $39,454 for South Carolina as a whole.

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

        We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans substantially all of which are closed in the name of a third party which, are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral. We may not make any loans to any director, officer, employee, or 10% shareholder of the company or the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2007, there were 20 financial institutions operating approximately 189 offices in Lexington, Richland, Kershaw and Newberry Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        As of December 31, 2007, we had 138 full-time employees. We believe that our relations with our employees are good.

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

First Community Corporation

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated there under. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

        As a bank holding company we also can elect to be treated as a "financial holding company," which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of a bank holding company. Our common stock is registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength.    In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. If the bank were to become "under-capitalized (see below First Community Bank, N.A.—Prompt Corrective Action"), we would be required to provide a guarantee of the bank's plan to return to capital adequacy. Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

        Capital Requirements.    The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the bank and are described below under "First Community Bank, N.A.—Capital Regulations." Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends depends on the bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "First Community Bank, N.A.—Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

First Community Bank, N.A.

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. Accordingly, the FDIC also has enforcement authority over the bank. The OCC and the FDIC regulate or monitor virtually all areas of the bank's operations, including

  •
  security devices and procedures;

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

        The OCC requires that the bank maintain specified capital ratios of capital to assets and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

        The bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of Total capital to risk-weighted assets, and the "leverage ratio," which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

        The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well-capitalized," the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system is discussed in greater detail below.

        Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a "prompt corrective action" program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank's capital position or financial condition declines below the "Adequately Capitalized" level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The OCC's regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

  •
  Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •
  Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

  •
  Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

  •
  Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

  •
  Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the OCC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us. As of December 31, 2007, the bank was deemed to be "well capitalized."

        Standards for Safety and Soundness.    The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Regulatory Examination.    The OCC also requires the bank to prepare annual reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

  •
  internal controls;

  •
  information systems and audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure; and

  •
  asset quality.

        Deposit Insurance and Assessments.    Deposits at the bank are insured by the Deposit Insurance Fund (the "DIF") as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the bank. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

        The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits. For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

        Transactions with Affiliates and Insiders.    The company is a legal entity separate and distinct from the bank and its other subsidiaries. Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries. The company and the bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The bank is forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

        The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        Dividends.    The company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the bank. Statutory and regulatory limitations apply to the bank's payment of dividends to the company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized. The OCC may prevent the payment of a dividend if it determine that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

        Branching.    National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law currently permits, with limited exceptions, branching across state lines through interstate mergers.

        Anti-Tying Restrictions.    Under amendments to the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

        Community Reinvestment Act.    The Community Reinvestment Act requires that the OCC evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        Finance Subsidiaries.    Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Consumer Protection Regulations.    Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

        Enforcement Powers.    The bank and its "institution-affiliated parties," including its management, employee's agent's independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

        USA PATRIOT Act/Bank Secrecy Act.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The USA PATRIOT Act, amended, in part, the bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation ("FBI") can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank's policy not to disclose any personal information unless required by law. The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. The bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Check 21.    The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

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

        We may not be able to sustain our historical rate of growth, and, consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

        Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to the rapid growth of our bank over the past several years, a material portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because of our internal loan growth, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Lexington, Richland, Newberry, and Kershaw Counties and the surrounding areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect its business, financial condition, and results of operations.

        As of December 31, 2007, we had approximately $130.7 million in loans outstanding to borrowers in the commercial real estate industry, representing approximately 42.4% of our total loans outstanding as of that date. The real estate consists primarily of owner-occupied properties, warehouse and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

        Our commercial real estate loans have grown 31.0%, or $31.0, million since December 31, 2006. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2007, approximately 88.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Changes in the financial markets could impair the value of our investment portfolio.

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $172.3 million in 2007, as compared to $175.1 million in 2006. This represents 36.2% and 40.0% of the average earning assets for the year ended December 31, 2007 and 2006, respectively. At December 31, 2007, the portfolio was 35.8% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

        During the last half of 2007 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At December 31, 2007 we had mortgage backed securities including collateralized mortgage obligations (CMO's) with a fair value of $91.4 million. Of these, $61.8 million were issued by government sponsored enterprises and $29.6 million are by other issuers. We believe that none of the CMOs held at December 31, 2007 are deemed to be invested in "high risk" tranches. Although none of the collateralized mortgage obligations that we hold are classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. To a lesser extent mortgage backed securities issued by government sponsored enterprises (GSE's) such as FHLMC and FNMA have been impacted and spreads have increased on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the mortgage backed securities and CMO's.

        At December 31, 2007, we also had investments in variable rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) with a fair value of $10.9 million, and book value of $14.2 million. The market for these preferred securities has been impacted by the current credit and liquidity concerns in the overall bond market. As a result of the current economic cycle the Federal Home Loan Mortgage Corporation recently issued additional preferred stock to enhance their capital levels. These fixed rate securities were issued at a yield significantly higher than the yield currently being realized on our FHLMC holdings.

        As of December 31, 2007 and 2006, all of the mortgage backed securities issued by GSE's and others, as well as our preferred stock investments, are classified as "Available for Sale." Unrealized losses on these investments are not considered to be "other than temporary" and we have the intent and ability to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until a market price recovery in the case of preferred stock investment. However, if we were to cease to have the ability and intent to hold these investments until maturity or a market price recovery, or were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

        We have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification for 2007. Currently the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act are not applicable to us until December 31, 2009. We currently anticipate that our auditors will be able to provide the attestation relating to internal controls and all other aspects of Section 404 in 2009. In the event internal control deficiencies are identified in the future that we are unable to remediate in a timely manner or if we are not able to maintain the requirements of Section 404, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We currently anticipate that we will continue to fully implement the requirements relating to internal controls and all other aspects of Section 404 within required time frames.

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

Our underwriting decisions may materially and adversely affect our business.

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2007, approximately $9.0 million of our loans, or 17.6% of our bank's capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 2 loans totaling approximately $60,000 had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank's capital. At December 31, 2007, $8.2 million of our commercial loans, or 16.1% of our bank's capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Our small to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

        We target the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

        Our loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. Approximately 76% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

Item 1B.    Unresolved SEC Comments.

        We have no unresolved staff comments with the SEC regarding our periodic or currect reports under the Exchange Act.

Item 2.    Description of Property.

        Lexington Property.    The principal place of business of both the company and our main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the bank's main office branch is a 2.29 acre plot of land. This site was purchased for $576,000 and the building cost were approximately $1.0 million. The branch operates in an 8,500 square foot facility located on this site.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        As of March 1, 2008, there were approximately 1,549 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of "FCCO." Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol "FCCO.OB." The following table sets forth the high and low sales price information as reported by NASDAQ in 2007 and 2006, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2007
Quarter ended March 31, 2007	$18.99	$16.52	$0.06
Quarter ended June 30, 2007	$17.85	$16.57	$0.07
Quarter ended September 30, 2007	$16.66	$14.53	$0.07
Quarter ended December 31, 2007	$16.18	$12.00	$0.07
2006
Quarter ended March 31, 2006	$19.63	$17.75	$0.05
Quarter ended June 30, 2006	$18.79	$17.11	$0.06
Quarter ended September 30, 2006	$18.32	$16.62	$0.06
Quarter ended December 31, 2006	$18.75	$16.50	$0.06

        We expect comparable dividends to be paid to the shareholders for the foreseeable future. Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of our subsidiary bank to pay dividends to us. As a national bank, our bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2007, the bank had $9.0 million free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

        On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. On April 17, 2007 and January 15, 2008 the Board approved an increase of 50,000 to be repurchased at each meeting. This brought the total available to be repurchased under the plan since inception to 250,000 shares. The following table reflects share repurchase activity during the fourth quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2007 to October 31, 2007	—	—	—	75,387

November 1, 2007 to November 30, 2007	14,700	$15.84	14,700	60,687

December 1, 2007 to December 31,2007	500	$15.00	500	60,187

Total	15,200	$15.81	15,200	60,187

(1)
Includes 50,000 shares authorized by the Board of Directors on January 15, 2008.

Performance Graph

        The following information in this Item 5 of this Annual Report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

        The following graph sets forth the performance of First Community Corporation's common stock for the five year period ended December 31, 2007 as compared to the NASDAQ Composite Index and the NASDAQ Bank Index. The graph assumes $100 originally invested on December 31, 2002 and that any and all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

FIVE YEAR CUMULATIVE TOTAL RETURNS
COMPARISON OF FIRST COMMUNITY CORPORATION,
NASDAQ STOCK MARKET (U.S.) INDEX,
AND NASDAQ BANK INDEX

See Tabular Information Below

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
First Community Corporation	100.00	165.14	153.06	143.28	131.18	102.98
NASDAQ Composite Index	100.00	150.77	164.57	168.07	185.54	205.31
NASDAQ Bank Index	100.00	131.78	147.71	142.28	168.80	135.20

Item 6.    Selected Financial Data

First Community Corporation

Selected Financial Data
(Amounts in thousands, except per share data)

	2007	2006	2005	2004	2003
Operations Statement Data:
Net interest income	$15,290	$14,323	$12,994	$9,596	$7,648
Provision for loan losses	492	528	329	245	167
Non-interest income	5,017	4,401	3,298	1,774	1,440
Non-interest expense	14,125	13,243	11,838	7,977	6,158
Income taxes	1,725	1,452	1,032	963	965

Net income	$3,965	$3,501	$3,093	$2,185	$1,797

Per Share Data:
Net income diluted	$1.21	$1.10	$1.04	$1.09	$1.08
Cash dividends	.27	.23	.20	0.20	0.19
Book value at period end	19.93	19.36	17.82	18.09	12.21
Tangible book value at period end	10.67	10.05	8.34	8.19	11.74
Balance Sheet Data:
Total assets	$565,613	$548,056	$467,455	$455,706	$215,029
Loans	310,028	275,189	221,668	186,771	121,008
Securities	175,258	176,523	176,372	196,026	58,954
Deposits	405,854	414,941	349,604	337,064	185,259
Shareholders' equity	63,996	63,208	50,767	50,463	19,509
Average shares outstanding	3,234	3,097	2,847	1,903	1,590
Performance Ratios:
Return on average assets	0.72%	0.68%	0.67%	0.76%	0.88%
Return on average equity	6.24%	6.12%	6.12%	8.00%	9.49%
Return on average tangible equity	11.83%	12.69%	13.33%	10.39%	9.94%
Net interest margin	3.21%	3.27%	3.30%	3.72%	4.02%
Dividend payout ratio	21.95%	20.35%	18.35%	17.39%	16.81%
Asset Quality Ratios:
Allowance for loan losses to period
End total loans	1.14%	1.17%	1.22%	1.48%	1.41%
Allowance for loan losses to
Non-performing assets	286.06%	688.44%	487.54%	1,250.68%	1,757.73%
Non-performing assets to total assets	.22%	.09%	.12%	.03%	.04%
Net charge-offs (recoveries) to average loans	.06%	.13%	.19%	.13%	(.01%)
Capital and Liquidity Ratios:
Tier 1 risk-based capital	13.66%	13.48%	13.24%	12.91%	13.21%
Total risk-based capital	14.61%	14.40%	14.12%	13.86%	14.42%
Leverage ratio	9.31%	9.29%	9.29%	8.51%	8.87%
Equity to assets ratio	11.31%	11.53%	10.86%	9.60%	9.07%
Average loans to average deposits	73.45%	64.83%	59.81%	61.00%	63.33%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        First Community Corporation is a one bank holding company headquartered in Lexington, South Carolina. We operate from our main office in Lexington, South Carolina and our 11 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. The merger added one office in Kershaw County located in the Midlands of South Carolina. During the fourth quarter of 2004, we completed our first acquisition of another financial institution when we merged with DutchFork Bancshares, Inc., the holding company for Newberry Federal Savings Bank. The merger added three offices in Newberry County. In 2007, our College Street office in Newberry was consolidated with our Wilson Road Office in Newberry. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

        During 2007, we experienced loan growth of 12.7%, or $34.8 million. Deposits decreased by 2.2% or $9.1 million during 2007. The continued growth in our loan portfolio is consistent with our strategy to leverage the deposit base in Newberry County that we acquired in the DutchFork acquisition in 2004. Our loan to deposit ratio at December 31, 2007 was 76.4% as compared to 66.3% at December 31, 2006. The growth in the loan portfolio was funded primarily by cash flow provided from our investment portfolio and a decrease in our overnight federal funds sold and securities purchased under agreements to resell. Total assets grew to $565.6 million, loans to $310.0 million and deposits decreased to $405.8 million at December 31, 2007. Our net income increased $463,000 in 2007, or 13.2%, over the year ended December 31, 2006. The increase was primarily attributable to the continued growth in the level of earning assets as well as an increase in non-interest income. Net income was $4.0 million, or $1.21 diluted earnings per share in 2007, compared to $3.5 million, or $1.10 diluted earnings per share in 2006.

        The following discussion describes our results of operations for 2007 as compared to 2006 (and 2006 compared to 2005 and also analyzes our financial condition as of December 31, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2007, 2006 and 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 2 to our audited consolidated financial statements as of December 31, 2007, as included in our annual report.

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

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management's estimates provided in our consolidated financial statements. Please see "Allowance for

Loan Losses" for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

        Our net income was $4.0 million, or $1.21 diluted earnings per share, for the year ended December 31, 2007, as compared to net income of $3.5 million, or $1.10 diluted earnings per share, for the year ended December 31, 2006, and $3.1 million, or $1.04 diluted earnings per share, for the year ended December 31, 2005. The increase in net income for 2007 as compared to 2006 resulted primarily from an increase in the level of average earning assets of $38.2 million. The effect of the increase in earning assets was offset by a 6 basis point decrease in the net interest margin from 3.27% during 2006 to 3.21% during 2007. On a tax equivalent basis, the net interest margin was 3.29% and 3.36% for the years ended December 31, 2007 and 2006, respectively. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.69% in 2007 as compared to 2.88% in 2006 and 3.05% in 2005. See below under "Net Interest Income" and "Market Risk and Interest Rate Sensitivity" for a further discussion about the effect of this decrease in the net interest spread and in our net interest margin. Net interest income increased to $15.3 million for the year ended December 31, 2007 from $14.3 million in 2006. The provision for loan losses was $492,000 in 2007 as compared to $528,000 in 2006. Non-interest income increased to $5.0 million in 2007 from $4.4 million in 2006 due primarily to increased deposit service charges resulting from higher average deposit account balances as well as increased ATM/Debit Card fees and a favorable adjustment on financial instruments that are carried at fair value. Non-interest expense increased to $14.1 million in 2007 as compared to $13.2 million in 2006. This increase is attributable to increases in all expense categories required to support the continued growth of the bank.

        The increase in net income from 2005 to 2006 resulted primarily from an increase in the level of average earning assets of $44.0 million, which was partially offset by a decrease in the net interest margin from 3.30% in 2005 compared to 3.27% in 2006. Earning assets averaged $393.9 million in 2005 as compared to $437.9 million in 2006. Non-interest income increased from $3.3 million in 2005 to $4.4 million in 2006 due to increased deposit service charges resulting from higher account balances as well as the introduction of an Overdraft Protection in the fourth quarter of 2005. In addition, in 2006 we had net losses on the securities of $69,000 as compared to gains of $188,000 in 2005. Non-interest expense increased to $13.2 million in 2006 as compared to $11.8 million in 2005. This increase is attributable to expenses of the former DeKalb Bancshares being included in the 2006 operations for approximately six months. In addition, increased occupancy expense resulted from the move to a new 29,000 square foot operations center in July 2006.

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

        Net interest income totaled $15.3 million in 2007, $14.3 million in 2006 and $13.0 million in 2005. The yield on earning assets, which was 5.42% in 2005, increased to 6.22% and 6.50% in 2006 and 2007, respectively. The rate paid on interest-bearing liabilities was 2.37% in 2005, 3.34% in 2006 and 3.81% in 2007. The fully taxable equivalent net interest margin was 3.44% in 2005, 3.36% in 2006 and 3.29% in 2007. The continued decrease in net interest margin in 2007 as compared to 2006 was a result of a smaller rise in average yields on interest earning assets relative to the rise in the average cost of interest-bearing liabilities. Our loan to deposit ratio on average during 2007 was 73.4%, as compared to

64.8% in 2006 and 59.8% during 2005. Loans typically provide a higher yield than other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets which should improve the overall yield on earning assets and the net interest margin. At December 31, 2007, the loan to deposit ratio had increased to 76.4%.

        The flat yield curve throughout much the first half of 2007 as well as an increasing competitive deposit and lending environment were significant contributors to the decline in the net interest margin. The yield on earning assets increased by 28 basis points in 2007 as compared to 2006, whereas the cost of interest-bearing funds increased by 47 basis points during the same period. The higher increase in the cost of funds as compared to yield on interest earning assets was due to an increase in our funding cost on time deposits. Approximately, 84.4% of our time deposits reprice within 12 months. The short end of the yield curve declined in the latter half of 2007 but the competitive pricing environment within our market kept rates on these deposits high in comparison to the yield curve decline. The average cost of time deposits was 4.77% in 2007 as compared to 4.18% and 2.89% in 2006 and 2005, respectively. The average borrowed funds to total interest bearing-liabilities in 2007 was 19.6%, as compared to 17.0% and 19.2% in 2006 and 2005, respectively. Longer term borrowed funds typically have a higher interest rate than our mix of deposit products. Our average cost of borrowed funds for 2007 was 4.80% as compared to 4.70% and 3.84% in 2006 and 2005, respectively.

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

	Year ended December 31,
	2007			2006			2005
(In thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans	$296,991	$22,243	7.49%	$249,209	$18,613	7.47%	$202,143	$13,608	6.73%
Securities	172,269	8,326	4.83%	175,145	7,891	4.51%	184,057	7,465	4.06%
Other short-term investments (2)	6,819	386	5.67%	13,543	741	5.47%	7,670	271

Total earning assets	476,079	30,955	6.50%	437,897	27,245	6.22%	393,870	21,344	5.42%

Cash and due from banks	10,530			10,170			10,456
Premises and equipment	20,518			19,211			14,710
Intangible assets	30,079			29,603			27,320
Other assets	19,824			17,945			15,404
Allowance for loan losses	(3,416)			(3,002)			(2,774)

Total assets	$553,614			$511,824			$458,986

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$51,491	215	0.42%	$58,099	305	0.52%	$55,289	187	0.34%
Money market accounts	41,908	1,315	3.14%	48,399	1,547	3.20%	41,615	829	1.99%
Savings deposits	25,799	180	0.70%	29,108	209	0.72%	31,988	214	0.67%
Time deposits	211,411	10,084	4.77%	185,653	7,768	4.18%	156,131	4,513	2.89%
Other borrowings	80,656	3,872	4.80%	65,815	3,093	4.70%	67,941	2,606	3.84%

Total interest-bearing liabilities	411,265	15,666	3.81%	387,074	12,922	3.34%	352,964	8,349	2.37%

Demand deposits	73,752			63,167			52,964
Other liabilities	.5,013			.4,378			2,536
Shareholders' equity	63,584			57,205			50,522

Total liabilities and shareholders' equity	$553,614			$511,824			$458,986

Net interest spread			2.69%			2.88%			3.05%
Net interest income/margin		$15,289	3.21%		$14,323	3.27%		$12,995	3.30%

Net interest margin (tax equivalent)			3.29%			3.36%			3.44%

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

	2007 versus 2006			2006 versus 2005
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)
	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$3,578	$52	$3,630	$3,404	$1,600	$5,004
Investment securities	(131)	566	435	(330)	757	427
Other short-term investments	(380)	25	(355)	274	196	470

Total earning assets	2,597	1,113	3,710	2,538	3.363	5,901

Interest-bearing liabilities
Interest-bearing transaction accounts	(44)	(46)	(90)	10	108	118
Money market accounts	(204)	(28)	(232)	152	566	718
Savings deposits	(23)	(6)	(29)	(26)	21	(5)
Time deposits	1,153	1,163	2,316	967	2,288	3,255
Other short-term Borrowings	711	68	779	(79)	565	487

Total interest-bearing liabilities	717	2,027	2,744	870	3,702	4,573

Net interest income			$966			$1,328

Market Risk and Interest Rate Sensitivity

        Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Management Committee ("ALCO") to monitor and manage interest rate risk. The ALCO monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The ALCO has established policies guidelines and strategies with respect to interest rate risk exposure and liquidity.

        A monitoring technique employed by us is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Also, asset/liability modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the "gap" analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

        The following table illustrates our interest rate sensitivity at December 31, 2007.

Interest Sensitivity Analysis

(In thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans (1)	$146,217	$81,738	$63,464	$18,009	$309,428
Securities (2)	67,964	31,501	13,605	65,893	178,963
Federal funds sold, securities purchased under agreements to resell and other earning assets	4,242	—	—	—	4,242

Total earning assets	218,423	113,239	77,069	83,902	492,633

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	12,479	21,879	7,293	7,293	48,944
Money market accounts	30,982	8,111	—	—	39,093
Savings deposits	7,281	10,195	3,398	3,398	24,272
Time deposits	174,906	31,319	3,705	4,104	214,034

Total interest-bearing deposits	225,648	71,504	14,396	14,795	326,343
Other borrowings	39,522	27,984	70	22,245	89,821

Total interest-bearing liabilities	265,170	99,488	14,466	37,040	416,164

Period gap	$(46,747)	$13,751	$62,603	$46,862	$76,469
Cumulative gap	$(46,747)	$(32,996)	$29,607	$76,469	$76,469
Ratio of cumulative gap to total
earning assets	(9.49)%	(6.60)%	6.01%	15.52%	15.52%

(1)
Loans classified as non-accrual as of December 31, 2007 are not included in the balances.

(2)
Securities based on amortized cost.

        At December 31, 2007, we had entered into interest rate cap and floor agreements with a notional amount of $10.0 million each. The cap rate of interest is 4.50% three month LIBOR and the floor rate of interest is 5.00% three month LIBOR. The fair value of the agreements at December 31, 2007 were $458,000. These agreements were entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the market value of the cap and floor. The market value of the cap was $28,000 and the floor market value was $429,000 at December 31, 2007. Any gain or loss on the value of these contracts are recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amount $92,000 and $49,000 during the year ended December 31, 2007 and 2006, respectively. No payments were received in on the cap contract in 2005. No payments were received under the terms of the floor contract in 2007 and 2006. The bank recognized $178,000, $18,409 and $37,897 in other income to reflect the increase in the value of the contracts for the years ended December 31, 2007, 2006 and 2005, respectively. The cap agreement and floor agreement expire on August 1, 2009 and August 31, 2011, respectively.

        Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2007 and 2006 over the subsequent 12 months. Even though we are liability sensitive the model at December 31, 2007 reflects a decrease in net interest income in a declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they can not be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

	Hypothetical percentage change in net interest income December 31,
Change in short-term interest rates
	2007	2006
+200bp	-0.67%	-2.73%
+100bp	+0.35%	-1.19%
Flat	—	—
-100bp	-2.75%	-0.79%
-200bp	-7.07%	-4.16%

        We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2007 and 2006 the PVE, exposure in a plus 200 basis point increase in market interest rates was estimated to be 15.39% and 9.92%, respectively.

Provision and Allowance for Loan Losses

        At December 31, 2007, the allowance for loan losses amounted to $3.5 million, or 1.14% of total loans, as compared to $3.2 million, or 1.17% of total loans, at December 31, 2006. Our provision for loan loss was $492,000 for the year ended December 31, 2007 as compared to $528,000 and $329,000 for the years ended December 31, 2006 and 2005, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

        At December 31, 2007, 2006, and 2005, we had non-accrual loans in the amount of $600,000, $449,000 and $101,000 respectively. Nonaccrual loans at December 31, 2007 consisted of 11 loans one in the amount of $285,000 which has subsequently been sold with no additional loss. The other ten loans, the largest of which is $75,000, are all secured by real estate. We have reappraised the collateral on each of these loans and have written them down to their estimated fair value. It is not anticipated that we will incur any material losses on these loans.

        There were $324,000, $1.6 million, and $387,000 in loans delinquent greater than 30 days at December 31, 2007, 2006 and 2005, respectively. There were $501,000, $22,000 and $34,000 in loans greater than 90 days delinquent and still accruing interest at December 31, 2007, 2006 and 2005, respectively. The increase in the loans delinquent 90 days and still accruing relates primarily to two loans totaling $453,000. Both of these are single family residential properties. One of these in the amount of $167,000 has been sold subsequent to year end with no loss of principal or interest. The second in the amount of $286,000 had a loan to value of approximately 46.0% and was listed for sale at December 31, 2007. The property is located on the coast of South Carolina where property has been selling at a slower pace in recent months and property values have declined. This property has been listed for sale and an offer was received in the first quarter of 2008. The seller subsequently decided they were not willing to accept the offer that was presented. Based on these circumstances and the fact that it will take additional time to sell the property, this loan has subsequently been placed in a non-accrual status. The offer that was received was in excess of our current loan balance and we do not anticipate any principal loss on this loan.

        Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We identified 4 loans in the amount of $569,000 which are current as to principal and interest and not included in non-performing assets but that could be potential problem loans.

Allowance for Loan Losses

(Dollars in thousands)	2007	2006	2005	2004	2003
Average loans outstanding	$296,991	$249,209	$202,143	$141,793	$111,928

Loans outstanding at period end	$310,028	$275,189	$221,668	$186,771	$121,009

Total nonaccrual loans	$600	$449	$101	—	$80

Loans past due 90 days and still accruing	$501	$22	$34	$80	$109

Beginning balance of allowance	$3,215	$2,701	$2,764	$1,705	$1,525
Loans charged-off:
1-4 family residential mortgage	320	97	119	5	27
Home equity	32	—	274	—	—
Commercial	28	142	56	196	157
Installment & credit card	102	53	72	93	51
Overdrafts	140	153	—	—	—

Total loans charged-off	622	445	521	294	235

Recoveries:
1-4 family residential mortgage	80	2	—	—	—
Home equity	5	—	—	—	—
Commercial	281	59	99	90	247
Installment & credit card	15	20	30	23	1
Overdrafts	64	30	—	—	—

Total recoveries	445	111	129	113	248

Net loans charged off (recovered)	177	334	392	181	(13)

Provision for loan losses	492	528	329	245	167

Purchased in acquisition	—	320	—	995	—

Balance at period end	$3,530	$3,215	$2,701	$2,764	$1,705

Net charge-offs to average loans	0.06%	0.13%	0.19%	0.13%	(0.01)%
Allowance as percent of total loans	1.14%	1.17%	1.22%	1.48%	1.41%
Non-performing loans as % of total loans	.19%	.16%	.05%	—	0.07%
Allowance as % of non-performing loans	588.33%	716.04%	2674.26%	—	2131.25%

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

December 31, 2003 to allocating the allowance to loan losses to loan categories had no financial statement effect on the allowance for loan losses.

Allocation of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
Dollars in thousands	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$129	8.7%	$83	8.6%	$574	10.0%	$462	10.2%	$285	9.5%
Real Estate Construction	343	9.1%	884	11.4%	611	9.0%	348	4.3%	214	6.4%
Real Estate Mortgage:
Commercial	1,989	55.8%	1,692	50.5%	953	50.9%	1,285	51.8%	792	60.1%
Residential	553	16.8%	323	17.4%	275	16.8%	478	19.0%	293	9.8%
Consumer	198	9.6%	133	12.1%	213	13.3%	135	14.7%	85	14.2%
Unallocated	318	N/A	100	N/A	75	N/A	56	N/A	36	N/A

Total	$3,530	100.0%	$3,215	100.0%	$2,701	100.0%	$2,764	100.0%	$1,705	100.0%

        Accrual of interest is discontinued on loans when we believe, after considering economic and business conditions and collection efforts that a borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Noninterest Income and Expense

        Noninterest Income.    Our primary source of noninterest income is service charges on deposit accounts. In addition, we originate mortgage loans that are pre-sold and funded by the third party acquirer, for which we receive a fee. Other sources of noninterest income are derived from commissions on sale of non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Noninterest income for the year ended December 31, 2007 was $5.0 million as compared to $4.4 million for 2006, an increase of $617,000, or 14.0%. Deposit service charges increased from $2.4 million in 2006 to $2.7 million in 2007. This increase is due primarily to increased deposit service charges resulting from higher average deposit account balances as well as certain adjustments in our deposit service charge fees during 2007. Mortgage Origination Fees as well as Commissions on the Sale of non-deposit products were relatively stable between 2007 as compared to 2006. During 2007, we sold securities in the amount of $13.9 million that resulted in net gains of $49,000. We sold the investments in 2007 to restructure certain investments within the portfolio that had small balances or relatively short maturities. The funds received were used to pay down overnight advances and purchase other securities with a longer maturity. In the first quarter of 2006, we sold securities that resulted in a loss of $69,000. The proceeds from the sale of the securities were used to pay down $5.0 million in FHLB advances resulting in a gain on the early extinguishment of debt of $159,000. We had favorable adjustments in financial instruments carried at fair value of $168,000 in 2007 as compared to $68,000 in 2006. See Note 14 to the financial statements for a detailed analysis of the assets and liabilities carried at fair value. "Other" non-interest income increased $234,000 from $1.1 million in 2006 to $1.3 million in

2007. This increase is primarily attributable to an increase in ATM/debit card fees of $182,000. ATM/debit card fees were $375,000 in 2006 as compared to $557,000 in 2007.

        Noninterest income amounted to $4.4 million in 2006 as compared to $3.3 million in 2005, an increase of $1.1 million (33.3%). During the fourth quarter of 2005, we introduced a formalized overdraft privilege program, which contributed to the increase in deposit service charges in 2006 as compared 2005. Deposit service charges amounted to $2.4 million in 2006 as compared to $1.5 million in 2005. Mortgage origination fees increased to $450,000 in 2006 as compared to $362,000 in 2005. This increase resulted from continued historically low mortgage interest rates as well as the addition of one full time and one part-time originator in the last half of 2005 and another full time originator was added as a result of the DeKalb acquisition in June 2006. In the first quarter of 2006, we sold securities that resulted in a loss of $69,000. The proceeds from the sale of the securities were used to pay down $5.0 million in FHLB advances resulting in a gain on the early extinguishment of debt of $159,000. This compares to gains on the sale of securities in the amount of $181,000 that were recognized in the first quarter of 2005 as we continued to restructure the investment portfolio acquired from DutchFork. A gain on the early extinguishment of debt in the amount of $124,000 was realized in the fourth quarter of 2005. This also resulted from the pay down of approximately $5.0 million of the FHLB advances. Commissions on the sale of non-deposit investment products increased to $321,000 in 2006 as compared to $230,000 in 2005. This increase results from emphasis on this source of income through branch referrals as well as additional calling efforts. Other noninterest income increased to $1.1 million in 2006 as compared to $931,000 in 2005. This is a result of all categories of other noninterest income increasing, including loan late charges increasing by $11,000, ATM/debit card fees and surcharges by $147,000 and income from increases in value of bank owned life insurance of approximately $47,000. The increases in loan late charges and ATM/debit card fees and surcharges are a result of the continued growth of the bank. In July 2006, we purchased an additional $3.5 million in bank owned life insurance which resulted in the increase in this source of income in 2006 as compared to 2005.

        Noninterest Expense.    In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Over the last five years we have expanded our branch network and completed two acquisitions. The first acquisition was completed in October 2004 when we acquired DutchFork Bancshares located in Newberry, South Carolina. The second acquisition was completed in June 2006 when we acquired Dekalb Bankshares in Camden, South Carolina. In July 2006, construction was completed and we occupied our new 29,000 square foot administrative center. As a result of management's expansion strategy and the move into the new administrative center all categories of non-interest expense have continued to increase over the last several years. Due to the rapid growth over the last several years, during the fourth quarter of 2006 and first quarter 2007 we introduced two initiatives that impacted the 2007 results. We began to hire additional personnel specifically Retail Bankers, in many of our offices to increase our lending capacity and to continue to focus on core deposit growth. In addition, in December 2006 we engaged a consulting firm to assist in identifying process efficiency improvements, expense control opportunities and non-interest income enhancements. We felt that these two initiatives along with an overall evaluation of our infrastructure would position us to continue to seek de novo branch expansion as well as possible acquisition opportunities in key markets within South Carolina if opportunities present themselves sometime in the future.

        Noninterest expense increased to $14.1 million for the year ended December 31, 2007 from $13.2 million for the year ended December 31, 2006. Salary and employee benefits increased $414,000 in 2007 as compared to 2006. We added approximately 8 employees in connection with the merger with DeKalb. These employees were included in operations for a full year in 2007 and approximately seven months during 2006. In the last quarter of 2006, as part of the initiatives discussed in the previous paragraph, we hired an additional five retail bankers within the branch offices. These positions along with the employees that were retained as a result of the DeKalb merger are the primary reason for the increase in salary and benefits in 2007 as compared to 2006. Occupancy expense increased $214,000 from $946,000 in 2006 to $1.2 million in 2007. The increase is primarily a result of the increased expense associated with the administrative center and the Camden branch being included for the entire year of 2007 whereas only for five months and seven months, respectively in 2006. Marketing expenses increased $130,000 in 2007 as compared to 2006. This increase is a result of increasing the amount of television advertising in our markets in 2007 as compared to previous years. ATM/Debit card processing costs are primarily associated with third party processor supporting our network of ATM machines as well as processing ATM and Debit card activity. The expense related to these activities increased $82,000 as a result of the increased activity and numbers of outstanding cards. Supplies and telephone expense decreased by $53,000 and $20,000 primarily as a result of some one-time charges incurred in 2006 relative to our acquisition of The Bank of Camden. Professional fees increased from $833,000 in 2006 to $903,000 in 2007. The increase results primarily from the cost of the consulting engagement discussed previously which were partially offset by fees paid in 2006 for implementing an overdraft privilege program. In 2007, we also incurred approximately $26,000 in consulting fees relative to implementing compliance with Sarbanes Oxley Act of 2002. The Securities and Exchange Commission has granted an extension for the independent attestation report on internal controls until December 31, 2009. There will be continued cost incurred relative to complying with the requirements of Section 404 into 2008 and beyond. Amortization of intangibles increased approximately $33,000, which is a result of amortization of the core deposit premium associated with the DeKalb merger for an entire year in 2007 as compared to seven months in 2006.

        Noninterest expense increased to $13.2 million for the year ended December 31, 2006 from $11.8 million for the year ended December 31, 2005. Salary and employee benefits increased $594,000 million in 2006 as compared to 2005. As previously discussed, we added approximately 8 employees in connection with the merger with DeKalb. These employees were included in operations for approximately seven months during 2006. In addition, there were approximately six new full time positions added to the bank during 2006. These new employees were hired to support the continued growth of the bank. Occupancy expense increased $139,000 from $807,000 in 2005 to $946,000 in 2006. The increase is primarily a result of the increased expense associated with the administrative center and the Camden branch for approximately five months and seven months, respectively. The expense related ATM/debit card processing activities increased $66,000 as a result of the increased activity and numbers of outstanding cards. Telephone expense increased $90,000 as result of enhancements to our data network and the addition of the Camden branch. Professional fees increased from $415,000 in 2005 to $833,000 in 2006. This increase results primarily from the expense associated with the implementation of the overdraft privilege program. Expenses in 2006 related to implementing this program were approximately $290,000. Ongoing professional expenses related to this program after 2006 are not anticipated to be significant. Professional fees in 2006 also include approximately $180,000 for consulting services relative to the investment portfolio. Amortization of intangibles increased approximately $42,000, which is a result of amortization of the core deposit premium associated with the DeKalb merger. The core deposit premium acquired in this merger amounted to $522,000 and is being amortized on a straight-line basis over seven years.

        The following table sets forth for the periods indicated the primary components of non-interest expense:

	Year ended December 31,
(In thousands)
	2007	2006	2005
Salary and employee benefits	$7,301	$6,887	$6,292
Occupancy	1,160	946	807
Equipment	1,270	1,241	1,246
Marketing and public relations	459	329	337
ATM/debit card processing	347	265	199
Supplies	218	271	262
Telephone	361	381	291
Correspondent services	157	169	167
Insurance	278	255	246
Professional fees	903	833	415
Postage	196	168	164
Amortization of intangibles	670	637	595
Other	805	861	817

	$14,125	$13,243	$11,838

        In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution's supervisory ratios and other financial ratios and then determining insurance premiums based upon the institutions risk profile. Most financial institutions began paying deposit insurance premium in 2007 under this legislation. As a result of our acquisition of DutchFork Bancshares (formerly a SAIF insured institution), we had a credit that offset our premiums throughout 2007. Without the existing credit, our premiums would have been approximately $240,000 (6 basis point on deposits). In 2008, the balance of the credit will be utilized and it is estimated that the total premiums we will pay will be approximately $225,000.

Income Tax Expense

        Income tax expenses for the year ended December 31, 2007 were $1.7 million or 30.3% of income before taxes, as compared to $1.5 million, or 29.3% of income before taxes, for the year ended December 31, 2006. Income taxes for 2005 were $1.0 million, or 25.0% of income before taxes. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. There are no valuation allowances established for deferred taxes as of December 31, 2007 and 2006. The increase in the effective tax rate in 2007 over 2006 and 2006 over 2005 is primarily a result of the decrease in the percentage of tax exempt income from municipal bonds and preferred stock dividends in relation to net income before taxes. As of December 31, 2007, we hold bank qualified municipal bonds with a book value of $10.8 million, preferred stock of $14.0 million and bank owned life insurance with a book value of $9.6 million. These holdings will continue to reduce the company's effective tax rate in future periods.

Financial Position

        Total assets at December 31, 2007 were $565.6 million as compared to $548.1 million at December 31, 2006. Average earning assets increased to $476.1 million during 2007 from $437.9 million during 2006. Asset growth included growth in loans of $34.8 million during 2007. Loans at

December 31, 2006 were $275.2 as compared to $310.0 million at December 31, 2007. Investment securities were $175.2 at December 31, 2007 as compared to $176.5 million at December 31, 2006. Securities sold under agreements to repurchase decreased by $13.5 million at December 31, 2007 as compared to December 31, 2006. The increase in loans was primarily funded by the decrease in federal funds sold and an increase in Federal Home Loan Bank advances. Federal Home Loan Bank advances increased by $21.1 million as of December 31, 2007 compared to December 31, 2006. Shareholders' equity totaled $63.9 million at December 31, 2007 as compared to $63.2 million at December 31, 2006. The increase was a result of retained earnings of $3.1 million, proceeds from issuance of stock under stock option plans and the dividend reinvestment plan of $900,000. These increases were offset by the repurchase of common stock totaling $2.0 million and a cumulative adjustment to initially apply FASB Statement No. 159. In 2006 the Board of Directors approved a stock repurchase plan to repurchase up to 150,000 shares. The Board has subsequently approved increases to the plan allowing up to a total of 250,000 to be repurchased. In 2006, we repurchased 70,100 for $1.3 million and in 2007, 119,713 shares were repurchased for $2.0 million.

        As of January 1, 2007, we elected early adoption of Statement of Financial Accounting Standards No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities". We reclassified certain corporate structured securities, which did not contain an interest rate floor, from the "available-for-sale" category to the "trading" category. The reclassification resulted in a cumulative adjustment to reduce retained earnings in the amount of $560,000 as of January 1, 2007. Changes in the "fair value" of assets or liabilities classified under the fair value option in accordance with SFAS 159 are recognized in earnings on a going forward basis. The carrying value of securities reclassified under SFAS 159 as of January 1, 2007 amounted to $3.3 million. Prior to adoption of SFAS 159 we had not maintained any investment securities in a trading account. With the ability to classify both financial assets and liabilities under the fair value option on an instrument by instrument basis, we believe this standard can provide an opportunity to assist us in managing the impact of interest rate volatility in the future. See Note 3 of the financial statements for disclosures applicable to SFAS 159.

Earning Assets

        Loans.    Loans typically provide higher yields than the other types of earning assets, and thus one of our goals is to have loans be the largest category of our earning assets. During 2007, loans accounted for 62.4% of average earning assets as compared to 56.9% of average earning assets in 2006. The 5.5% increase in the ratio during 2006 demonstrates progress towards our asset mix goals. The growth of the loan portfolio both in total dollars and as a percentage of total earning assets will continues to be a major focus into 2008 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. We are committed to achieving our asset mix goals without sacrificing asset quality. Loans averaged $297.0 million during 2007, as compared to $249.2 million in 2006.

        The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)
	2007	2006	2006	2004	2003
Commercial, financial & agricultural	$26,912	$23,595	$22,091	$19,001	$11,518
Real estate:
Construction	28,141	31,474	19,955	8,066	7,782
Mortgage—residential	52,018	47,950	37,251	35,438	11,804
Mortgage—commercial	173,173	138,886	112,915	96,811	72,668
Consumer	29,784	33,284	29,456	27,455	17,237

Total gross loans	310,028	275,189	221,668	186,771	121,009
Allowance for loan losses	(3,530)	(3,215)	(2,701)	(2,764)	(1,705)

Total net loans	$306,498	$271,974	$218,967	$184,007	$119,304

        In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio, at year-end 2007 and 2006, were commercial mortgage loans in the amount of $173.2 million and $138.9 million, representing 55.9% and 50.5% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

        The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2007.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2007
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial & agricultural	$10,189	$15,451	$1,272	$26,912
Real estate—construction	24,064	4,077	—	28,141
All other loan	51,290	131,022	72,663	254,975

	$85,543	$150,550	$73,935	$310,028

Loans maturing after one year with:
Fixed interest rates				$177,983
Floating interest rates				46,502

				$224,485

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $172.3 million in 2007, as compared to $175.1 million in 2006. This represents 36.2% and 40.0% of the average earning assets for the year ended December 31, 2007 and 2006, respectively. At December 31, 2007, the portfolio was 35.8% of earning assets.

        At December 31, 2007 we had mortgage backed securities including collateralized mortgage obligations (CMO's) with a fair value of $91.4 million. Of these $61.8 million were issued by government sponsored enterprises and $29.6 million are by other issuers. We believe that none of the CMOs held at December 31, 2007 are deemed to be invested in "high risk" tranches. Prior to acquiring a CMO, we perform a detailed analysis of the changes in value and the impact on cash flows in a changing interest rate environment to ensure that it meets our investment objectives as outlined in our investment policies.

        During the last half of 2007 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. As previously stated we own approximately $29.6 million of collateralized mortgage obligations that are not issued by government sponsored enterprises. Although these are not classified as sub-prime obligations or considered the "high risk" tranches the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. We have performed a detailed analysis of each of the CMO pools that we hold including a review of the underlying loan delinquencies, collateral value and resulting credit support. As of December 31, 2007 we have not identified any CMO's that we believe have probable losses as a result of credit defaults. We will continue to monitor each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. To a lesser extent the same concerns discussed have also impacted mortgage backed securities issued by government sponsored enterprises (GSE's) such as FHLMC and FNMA. The result has been increased spreads on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the mortgage backed securities and CMO's. As of December 31, 2007 and 2006, all of the mortgage backed securities issued by GSE's and others are classified as "Available for Sale." Unrealized losses on these investments are not considered to be "other than temporary" and we have the intent and ability to hold these until they mature or recover our current book value. As discussed under "Liquidity Management", we continue to maintain substantial liquidity which supports our intent and ability to hold these investments until they mature.

        At December 31, 2007, we also had investments in variable rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) with a fair value of $10.9 million, and book value of $14.2 million which were acquired in the DutchFork transaction. In addition, we acquired other fixed and variable rate preferred stocks issued by FHLMC and FNMA in the DutchFork transaction. During the fourth quarter of 2004, we sold approximately $33.0 million primarily fixed rate, preferred stock securities. As a result of marking the securities to market at the date of acquisition, substantially no gain or loss on those transactions was recognized in 2004. In the first quarter of 2005, we sold preferred stock securities with an approximate carrying value of $12.0 million. A gain of approximately $136,000 was realized in the first quarter of 2005 on these sales. During 2006, we sold preferred stock with a carrying value of approximately $17.1 million for a net gain of approximately $9,000. At December 31, 2007, the remaining preferred stock securities owned have an average book value of 85% of their par value. The remaining FHLMC preferred stock securities have adjustable rates. There have been no significant downgrades in the credit rating of the issuer.

        As with the discussion relative to mortgage backed securities and CMO's the market for these preferred securities have been impacted by the current credit and liquidity concerns in the overall bond market. As a result of the current economic cycle the Federal Home Loan Mortgage Corporation recently issued additional preferred stock to enhance their capital levels. These fixed rate securities were issued at a yield significantly higher than the yield currently being realized on our FHLMC holdings. As the issues regarding subprime lending and credit concerns become clearer and uncertainty diminishes, we believe that the preferred stock securities will undergo some level of spread tightening particularly in relation to the recent current fixed rate issue. As a result of the current economic concerns the fair value of our holdings have been impacted. In the first half of 2007, our holdings traded at a level in excess of our current carrying value on several occasions and within a much narrower range of our carrying value up until the current overall market concerns became prevalent in the news. Since that time the issue has traded in a wide range from approximately $30.85 per share to $39.85 per share. Our current carrying value is $43.75 per share with a par value of $50.00 per share. As previously stated our holdings are variable rate in nature and reprice every five years. We believe that given the adjustable rate nature of our securities, the dividend rate will adjust to a level more in line with current or future interest rates at a preset time in the future. The Company's investments in preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) have no contractual maturity. Therefore, the ability to hold these securities by itself does not provide evidence that a decline in market value is other than temporary. The Company's unrealized losses in its preferred stock investments are not considered impaired on an other-than-temporary basis. The Company will continue to consider whether it has the ability and intent to hold these investments until a market price recovery and whether evidence indicating the cost of these investments is recoverable outweighs evidence to the contrary.

        Our objective in the management of the investment portfolio is to maintain a portfolio of high quality, liquid investments. This policy is particularly important as we continue to emphasize increasing the percentage of the loan portfolio to total earning assets. At December 31, 2007, the estimated weighted average life of the portfolio was 7.9 years, duration of approximately 3.7 years, and a weighted average tax equivalent yield of approximately 5.14%. Based on our evaluation of securities that currently have unrealized losses, and our ability and intent to hold these investments until a recovery of fair value, we do not consider any of the investments to be other-than-temporarily impaired at December 31, 2007.

        The carrying value of securities reclassified under SFAS 159 as of January 1, 2007 amounted to $3.3 million. Prior to adoption of SFAS 159, we had not maintained any investment securities in a trading account.

        The following table shows the investment portfolio composition.

	December 31,
(In thousands)
	2007	2006	2005
Trading Securities—at fair value
Mortgage-backed securities	$2,876	$—	$—

	2,876	—	—

Securities available-for-sale at fair value:
U.S. Treasury	1,022	1,004	$992
U.S. Government sponsored enterprises	45,873	56,660	57,479
Mortgage-backed securities	91,382	79,426	69,794
State and local government	4,476	4,481	253
FHLMC preferred stock	10,927	14,005	28,214
Corporate bonds	5,788	8,792	8,607
Other	1,440	1,459	1,344

	160,908	165,827	166,683

Securities held-to-maturity (amortized cost):
State and local government	6,257	6,429	5,654
Other	60	60	60

	6,317	6,489	5,714

Total	$170,101	$172,316	$172,397

        We hold other investments carried at cost which includes stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. These investments amounted to $5.2 million, $4.2 million and $4.0 million at December 31, 2007, 2006 and 2005, respectively.

Investment Securities Maturity Distribution and Yields

        The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2007.

			After One But Within Five Years		After Five But Within Ten Years
	Within One Year						After Ten Years
(In thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity:
State and local government	$2,117	4.04%	$2,983	3.79%	$1,157	4.00%	$—
Other	—		10	6.57%	50	4.91%

Total investment securities held-to-Maturity	2,117	4.04%	2,993	3.87%	1,207	4.04%	—

Available-for-sale:
U.S. treasury	—		1,022	5.12%	—		—
Government sponsored enterprises	14,298	4.71%	20,536	4.38%	5,027	5.17%	6,012	5.41%
Mortgage-backed securities	1,087	4.15%	46,110	5.08%	23,108	5.76%	21,077	5.68%
State and local government	—		452	4.00%	1,523	4.05%	2,501	4.20%
FHLMC preferred stock	—		—				10,927	4.43%
Corporate	—		961	7.85%	2,366	4.84%	2,461	4.59%
Other	—		—		—		1,440	3.73%

Total investment securities available-for-sale	15,385	4.67%	69,081	4.83%	32,024	5.52%	44,418	5.13%

Total investment securities	$17,502	4.60%	$72,074	4.79%	$33,231	5.46%	$44,418	5.13%

Short-Term Investments

        Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $6.8 million in 2007, as compared to $13.5 million in 2006. At December 31, 2007, short- term investments totaled $4.2 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

        Deposits.    Average deposits were $404.4 million during 2007, compared to $384.4 million during 2006. Average interest-bearing deposits were $330.6 million in 2007, as compared to $321.3 million in 2006.

        The following table sets forth the deposits by category:

	December 31,
	2007		2006		2005
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$79,508	19.6%	$73,676	17.8%	$57,327	16.4%
NOW accounts	48,944	12.0%	64,043	15.4%	60,756	17.4%
Money market accounts	39,094	9.6%	50,799	12.2%	45,582	13.0%
Savings accounts	24,272	6.0%	26,135	6.3%	29,819	8.5%
Time deposits less than $100,000	122,436	30.2%	119,083	28.7%	100,612	28.8%
Time deposits more than $100,000	91,600	22.6%	81,205	19.6%	55,508	15.9%

	$405,854	100.0%	$414,941	100.0%	$349,604	100.0%

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $314.3 million and $337.7 million at December 31, 2007 and 2006, respectively. A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2007
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$25,170	$20,483	$27,431	$18,516	$91,600

        There were no other time deposits of $100,000 or more at December 31, 2007.

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

        Borrowed funds.    Borrowed funds consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $26.3 million, $19.1 and $11.0 million during 2007, 2006 and 2005, respectively. The maximum month-end balance during 2007, 2006 and 2005 was $29.0 million, $24.7 million and $14.9 million, respectively. The average rate paid during these periods was 4.36%, 3.90% and 3.38%, respectively. The balance of securities sold under agreements to repurchase were $23.3 million and $19.5 million at December 31, 2007 and 2006, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the Federal Home Loan Bank of Atlanta (FHLB Atlanta) the bank has access to advances from the FHLB Atlanta for various terms and amounts. During 2007 and 2006, the average outstanding advances amounted to $38.7 million and $31.1 million, respectively.

        The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2007 and 2006:

	December 31,
	2007		2006
(In thousands) Maturing
	Amount	Rate	Amount	Rate
2008	$—	—	1,954	3.79%
2010	26,383	3.64%	26,853	3.64%
2011	500	5.15%	500	5.35%
After five years	22,416	1.00%	450	1.00%

	$49,299	3.64%	29,758	3.64%

        We have one advance not included in the above table that we are carrying at fair value in accordance with SFAS 159. The advance is in the amount of $1.5 million and at December 31, 2007 had a fair value of $1.532 million. The advance matures on June 12, 2009 and has a fixed rate of interest of 5.56%.

        Purchase premiums included in advances acquired in the merger with DutchFork reflected in the advances maturing in 2010 amount to $1.4 million and $1.9 million at December 31, 2007 and 2006, respectively. The coupon rate on these advances is 5.76%. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034.

Capital Adequacy

        Total shareholders' equity as of December 31, 2007 was $64.0 million as compared to $63.2 million as of December 31, 2006. This increase was attributable to retained net income for the year ended December 31, 2007 of $3.1 million, the issuance of shares in the dividend reinvestment plan and upon the exercise of stock options valued at $900,000. Offsetting this increase was an increase in net unrealized loss of $1.2 million net of tax effect in the market value of investment securities available-for sale and the repurchase of 120,000 shares at a total price of $2.0 million pursuant to a stock repurchase program we instituted during the third quarter of 2006 authorizing the repurchase of up to 150,000 shares of our common stock. The authorized number of shares to be repurchased has subsequently been increased the Board of Directors to 250,000. During the first quarter of 2007, we paid a quarterly dividend of $0.06 per share. For the last three quarters of 2007, our dividend was $0.07 per share. In 2006, we paid a quarterly cash dividends of $.05 per share in the first quarter and $.06 per share in the subsequent three quarters. Dividends were paid in 2005 at a rate of $0.05 per share throughout the year. A dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2007.

	2007	2006	2005
Return on average assets	0.72%	0.68%	0.67%
Return on average equity	6.24%	6.12%	6.12%
Equity to assets ratio	11.31%	11.53%	10.86%

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

        The company and the bank exceeded their regulatory capital ratios at December 31, 2007 and 2006, as set forth in the following table.

Analysis of Capital (In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2007
Risk Based Capital
Tier 1	$14,794	4.00%	$47,400	12.8%	$32,606	8.8%
Total Capital	29,589	8.00%	50,930	13.8%	21,341	5.8%
Tier 1 Leverage	21,675	4.00%	47,400	8.8%	25,725	4.4%
December 31, 2006
Risk Based Capital
Tier 1	$14,009	4.0%	$43,039	12.3%	29,031	8.3%
Total Capital	28,018	8.0%	46,254	13.2%	18,236	5.2%
Tier 1 Leverage	20,266	4.0%	43,039	8.5%	22,773	4.5%
The Company:
December 31, 2007
Risk Based Capital
Tier 1	$14,827	4.00%	$50,644	13.7%	$35,811	9.7%
Total Capital	29,654	8.00%	54,174	14.6%	24,520	6.6%
Tier 1 Leverage	21,752	4.00%	50,644	9.3%	28,892	5.3%
December 31, 2006
Risk Based Capital
Tier 1	$14,030	4.0%	$47,238	13.5%	$33,208	9.5%
Total Capital	28,060	8.0%	50,453	14.4%	22,393	6.4%
Tier 1 Leverage	20,343	4.0%	47,238	9.3%	26,895	5.3%

Liquidity Management

        Liquidity management involves monitoring sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. The bank is a member of the FHLB Atlanta and has the ability to obtain advances for various periods of time. These advances are secured by securities pledged by the bank or assignment of loans within the bank's portfolio.

        With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004 and the acquisition of DeKalb in June 2006, the company has maintained a high level of liquidity and adequate capital, along with continued retained earnings, sufficient to fund the operations of the bank for at least the next 12 months. The company's management anticipates that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders' equity was 11.3% of total assets at December 31, 2007 and 11.5% at December 31, 2006. Funds sold and short-term interest bearing deposits are our primary source of liquidity and averaged $6.8 million and $13.5 million during the year ended December 31, 2007 and 2006, respectively. The bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2007. The FHLB Atlanta has approved a line of credit of up to 15% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

CONTRACTUAL OBLIGATIONS

        The following table provides payments due by period for various contractual obligations as of December 31, 2007

	Payments Due by Period
(in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$174.749	$19,080	$12,396	$3,705	$4,105	$214,035
Short-term borrowings	23,524	—	—	—	—	23,524
Long-term debt	—	—	26,383	500	38,334	65,217
Purchases	—	—	—	—	—	—

Total contractual obligations	$198,273	$19,080	$38,779	$4,205	$42,439	$302,776

Off-Balance Sheet Arrangements

        In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. Please refer to Note 15 of the company's financial statements for a discussion of our off-balance sheet arrangements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Please refer to "Market Risk and Interest Rate Sensitivity," "Loan Maturity Schedule and Sensitivity to Changes in Interest Rates," "Investment Securities Majority Distribution and Yields" in Item 6 for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        Additional information required under this Item 8 may be found under the Notes to Financial Statements under Note 21.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of First Community Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on that assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

/s/ Michael C. Crapps Michael C. Crapps Chief Executive Officer and President	/s/ Joseph G. Sawyer Joseph G. Sawyer Senior Vice President and Chief Financial Officer;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

        We have audited the accompanying consolidated balance sheets of First Community Corporation and subsidiary (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to examine management's assertion about the effectiveness of First Community Corporation's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC Elliott Davis, LLC Columbia, South Carolina March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

        I have audited the consolidated statement of income, shareholders' equity and comprehensive income, and cash flows of First Community Corporation for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

        In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Community Corporation for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Clifton D. Bodiford Clifton D. Bodiford Certified Public Accountant Columbia, South Carolina January 13, 2006

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$9,439,159	$10,021,781
Interest-bearing bank balances	48,196	47,786
Federal funds sold and securities purchased under agreements to resell	4,194,276	17,745,404
Investment securities—available for sale	160,908,253	165,826,683
Investment securities—held to maturity (market value of $6,360,733 and $6,509,148 at December 31, 2007 and 2006, respectively)	6,316,570	6,488,796
Trading securities	2,876,086	—
Other investments, at cost	5,156,595	4,207,795
Loans	310,028,490	275,188,567
Less, allowance for loan losses	3,530,328	3,214,624

Net loans	306,498,162	271,973,943
Property, furniture and equipment—net	19,701,466	20,960,332
Bank owned life insurance	9,919,728	9,606,657
Goodwill	27,761,219	27,761,219
Core deposit intangible—net	1,983,280	2,652,917
Other assets	10,809,810	10,762,430

Total assets	$565,612,800	$548,055,743

LIABILITIES
Deposits:
Non-interest bearing demand	$79,508,510	$73,676,415
NOW and money market accounts	88,038,360	114,842,382
Savings	24,272,030	26,134,834
Time deposits less than $100,000	122,435,709	119,082,462
Time deposits $100,000 and over	91,599,759	81,205,314

Total deposits	405,854,368	414,941,407
Securities sold under agreements to repurchase	23,334,200	19,472,580
Federal Home Loan Bank Advances	49,299,478	29,757,545
Federal Home Loan Bank Advances, at fair value	1,532,541	—
Junior subordinated debt	15,464,000	15,464,000
Other borrowed money	190,386	148,886
Other liabilities	5,942,207	5,063,674

Total liabilities	501,617,180	484,848,092

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,211,011 in 2007 and 3,264,608 in 2006	3,211,011	3,264,608
Additional paid in capital	48,616,512	49,695,346
Retained earnings	14,564,054	12,033,065
Accumulated other comprehensive income (loss)	(2,395,957)	(1,785,368)

Total shareholders' equity	63,995,620	63,207,651

Total liabilities and shareholders' equity	$565,612,800	$548,055,743

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
Interest income:
Loans, including fees	$22,243,261	$18,612,615	$13,607,962
Investment securities—taxable	7,892,720	7,554,554	7,233,836
Investment securities—non taxable	433,142	336,373	230,676
Other short term investments	386,423	741,406	271,276

Total interest income	30,955,546	27,244,948	21,343,750

Interest expense:
Deposits	11,794,273	9,828,817	5,743,340
Securities sold under agreement to repurchase	1,118,867	804,532	275,738
Other borrowed money	2,752,878	2,288,344	2,330,252

Total interest expense	15,666,018	12,921,693	8,349,330

Net interest income	15,289,528	14,323,255	12,994,420
Provision for loan losses	491,975	528,124	328,679

Net interest income after provision for loan losses	14,797,553	13,795,131	12,665,741

Non-interest income:
Deposit service charges	2,722,224	2,390,053	1,462,111
Mortgage origination fees	407,102	450,437	361,856
Commission on sale non deposit products	356,478	321,308	229,888
Gain (loss) on sale of securities	49,438	(68,962)	188,419
Gain on early extinguishment of debt	—	159,416	124,436
Fair value gain (loss) adjustments	167,547	67,658	37,898
Other	1,314,640	1,080,997	893,309

Total non-interest income	5,017,429	4,400,907	3,297,917

Non-interest expense:
Salaries and employee benefits	7,300,976	6,886,509	6,292,239
Occupancy	1,159,831	945,561	807,258
Equipment	1,270,358	1,240,943	1,245,577
Marketing and public relations	458,750	329,173	337,481
Amortization of intangibles	669,637	636,529	594,741
Other	3,265,862	3,203,899	2,561,091

Total non-interest expense	14,125,414	13,242,614	11,838,387

Net income before tax	5,689,568	4,953,424	4,125,271
Income taxes	1,724,980	1,452,225	1,032,600

Net income	$3,964,588	$3,501,199	$3,092,671

Basic earnings per common share	$1.23	$1.13	$1.09

Diluted earnings per common share	$1.21	$1.10	$1.04

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income (Loss)

	Number Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2004	2,788,902	$2,788,902	$41,832,090	$6,712,849	$(871,152)	$50,462,689
Comprehensive income:
Net income				3,092,671		3,092,671
Accumulated other comprehensive loss, net of income tax benefit of $1,443,352					(2,680,511)
Less: reclassification adjustment for gains included in net income, net of tax of $65,946					(122,472)

Other comprehensive loss					(2,802,983)	(2,802,983)

Comprehensive income:						289,688

Cash dividend ($0.20 per share)				(565,432)		(565,432)
Exercise of stock options	52,845	52,845	399,814			452,659
Dividend reinvestment plan	6,880	6,880	120,301			127,181

Balance December 31, 2005	2,848,627	2,848,627	42,352,205	9,240,088	(3,674,135)	50,766,785
Comprehensive income:
Net income				3,501,199		3,501,199
Accumulated other comprehensive income, net of income tax of $1,006,146					1,843,666
Plus: reclassification adjustment for loss included in net income, net of tax of '$23,864					45,101

Other comprehensive income					1,888,767	1,888,767

Comprehensive income:						5,389,966

Cash dividend ($0.23 per share)				(708,222)		(708,222)
Stock issued in acquisition	364,034	364,034	7,212,859			7,576,893
Repurchase of common stock	(70,100)	(70,100)	(1,183,990)			(1,254,090)
Exercise of stock options	112,932	112,932	1,164,478			1,277,410
Dividend reinvestment plan	9,115	9,115	149,794			158,909

Balance December 31, 2006	3,264,608	3,264,608	49,695,346	12,033,065	(1,785,368)	63,207,651
Comprehensive income:
Net income				3,964,588		3,964,588
Cumulative adjustment to initially apply FASB Statement No. 159				(559,678)	559,678	—
Accumulated other comprehensive loss, net of income tax benefit of $606,178					(1,137,629)
Less: reclassification adjustment for gain included in net income, net of tax benefit of $16,800					(32,638)

Other comprehensive loss					(1,170,267)	(1,170,267)

Comprehensive income:						2,794,321

Cash dividend ($0.27 per share)				(873,921)		(873,921)
Repurchase of common stock	(119,713)	(119,713)	(1,912,905)			(2,032,618)
Exercise of stock options	54,230	54,230	660,692			714,922
Dividend reinvestment plan	11,886	11,886	173,379			185,265

Balance December 31, 2007	3,211,011	$3,211,011	$48,616,512	$14,564,054	$(2,395,957)	$63,995,620

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$3,964,588	$3,501,199	$3,092,671
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,139,716	1,000,804	926,776
Premium amortization (Discount accretion)	(716,912)	(457,553)	(345,763)
Provision for loan losses	491,975	528,124	328,679
Amortization of intangibles	669,637	636,529	594,741
Gain on sale of property and equipment	—	—	(29,983)
(Gain) loss on sale of securities	(49,438)	68,962	(188,418)
Net increase in fair value option instruments and derivatives	(167,546)	—	—
Gain on early extinguishment of debt	—	(159,416)	(124,436)
(Increase) decrease in other assets	479,641	270,071	(693,657)
Increase in accounts payable	878,534	938,647	591,691

Net cash provided by operating activities	6,690,195	6,327,367	4,152,301

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	13,873,917	21,241,484	39,071,729
Purchase of investment securities available-for-sale	(46,309,630)	(34,671,451)	(51,368,761)
Maturity/call of investment securities available-for-sale	31,269,723	27,050,486	27,267,768
Purchase of investment securities held-to-maturity	—	(800,000)	(50,000)
Maturity/call of investment securities held-to-maturity	148,686	—	325,000
Purchase of investment securities—held-for-trading	(3,098,097)	—	—
Maturity of investment securities held-for-trading	252,518	—	—
Proceeds from sale of securities held-for-trading	3,463,665	—	—
Increase in loans	(34,835,911)	(27,179,342)	(35,288,308)
Net cash disbursed in business combination	—	(1,229,598)	—
Proceeds from sale of property and equipment	318,000	—	401,733
Purchase of bank owned life insurance	—	(3,500,000)	—
Purchase of property and equipment	(198,850)	(3,366,410)	(2,595,715)

Net cash used in investing activities	(35,115,979)	(22,454,831)	(22,236,554)

Cash flows from financing activities:
Increase (decrease) in deposit accounts	(9,087,039)	38,035,208	12,539,867
Advances from the Federal Home Loan Bank	45,000,000	9,000,000	19,580,000
Repayment of advances from the Federal Home Loan Bank	(25,017,285)	(18,078,829)	(26,752,661)
Advances from the Federal Home Loan Bank fair value option	1,500,000	—	—
Increase (decrease) in securities sold under agreements to repurchase	3,861,620	2,668,250	6,256,500
Increase (decrease) in other borrowings	41,500	(20,347)	(15,360)
Proceeds from exercise of stock options	714,922	1,277,410	452,659
Dividend reinvestment plan	185,265	158,909	127,181
Purchase of common stock	(2,032,618)	(1,254,090)	—
Cash dividends paid	(873,921)	(708,222)	(565,432)

Net cash provided from financing activities	14,292,444	31,078,289	11,622,754

Net increase (decrease) in cash and cash equivalents	(14,133,340)	14,950,825	(6,461,499)
Cash and cash equivalents at beginning of period	27,814,971	12,864,146	19,325,645

Cash and cash equivalents at end of period	$13,681,631	$27,814,971	$12,864,146

Supplemental disclosure:
Cash paid during the period for:
Interest	$14,059,689	$11,702,671	$7,941,548
Taxes	$250,000	$472,647	$445,000
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$(1,832,315)	$2,918,777	$(4,312,281)
Transfer of loans to foreclosed property	$150,317	$50,000	$721,052

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

Note 1—ORGANIZATION AND BASIS OF PRESENTATION

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. The estimation process includes management's judgment as to future losses on existing loans based on an internal review of the loan portfolio, including an analysis of the borrower's current financial position, the consideration of current and anticipated economic conditions and the effect on specific borrowers. In determining the collectability of loans management also considers the fair value of underlying collateral. Various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors it is possible that the allowance for loan losses could change materially.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand, due from banks, federal funds sold and securities purchased under agreements to resell. Generally federal funds are sold for a one-day period and securities purchased under agreements to resell mature in less than 90 days.

Investment Securities

        Investment securities are classified as either held-to-maturity, available-for-sale or trading securities. In determining such classification, securities that the company has the positive intent and ability to hold to maturity are classified as held-to maturity and are carried at amortized cost. Securities classified as available-for-sale are carried at estimated fair values with unrealized gains and losses included in shareholders' equity on an after tax basis. Trading securities are carried at estimated fair value with unrealized gains and losses included in Non-interest income (See note 3).

        Gains and losses on the sale of available-for-sale securities and trading securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are judged to be other than temporary are written down to fair value and charged to income in the Consolidated Statement of Income.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangible Assets

        Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of identifiable intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the amount of impairment is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset based on the discounted expected future cash flows. The test for goodwill impairment is based on an identified reporting unit and the determination of the carrying value of the assets and liabilities, including the existing goodwill and intangible assets. The carrying value is compared to the fair value to determine

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

whether impairment exists. No impairment losses have been recorded as a result of the company's analyses during the years ended December 31, 2007, 2006 and 2005.

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

Comprehensive Income

        The Company reports comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the Company's consolidated statements of changes in shareholders' equity and comprehensive income (loss).

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

        In 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. FIN 48 is effective for fiscal years beginning

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company's consolidated financial position.

Stock Based Compensation Cost

        At December 31, 2007, the Company had a stock-based payment plan for directors, officers and other key employees, which is described below. Prior to January 1, 2006, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan. On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (as amended)" ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options and warrants because the option and warrant exercise price in its plan equaled the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

        The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. The weighted average fair value of options granted, during 2005 was $6.87. No options were granted in 2006 or 2007 with the exception of options granted in conjunction with the DeKalb acquisition. Options granted in conjunction with the 2006 acquisition of DeKalb had an average fair value of $8.21. In calculating the pro-forma disclosures, the fair value of options granted is estimated as of the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions:

2005
Dividend yield	1.0%
Expected volatility	24.3%
Risk-free interest rate	4.3%
Expected life	8 Years

        Effective December 31, 2005, upon recommendation of the Human Resource Committee of the Board of Directors of First Community Corporation, the Company's Board of Directors accelerated the vesting of, and vested, all outstanding options to acquire the Company's common stock granted in 2003, 2004 and 2005, totaling approximately 67,000 options, that would otherwise vest at various times through the end of fiscal 2011 ("Acceleration"). All other terms and conditions of such options remained unchanged as a result of the Acceleration. See note 16 for additional information relative to stock based compensation.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Standards

        In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion—1967" (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company has evaluated the effects of EITF 06-4 and the cumulative adjustment to retained earnings will be $410,000 and will be recorded as of January 1, 2008. The annual pre-tax benefit expense to be recorded in 2008 is estimated to approximately $40,000.

        In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

        In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years. Early application is permitted. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

        In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.

        SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company does not believe that SAB 109 will have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Risk and Uncertainties

        In the normal course of business, the company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

        The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions from regulators' judgments based on information available to them at the time of their examination.

Reclassifications

        Certain captions and amounts in the 2006 and 2005 consolidated financial statements were reclassified to conform to the 2007 presentation.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD No. 159 "THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES"

        The Company adopted the provisions of SFAS 159 effective January 1, 2007 which became effective in February 2007. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. This election can generally be applied on an instrument by instrument basis. As a result of adopting SFAS 159, the Company reduced retained earnings and accumulated other comprehensive loss as of January 1, 2007 by $559,678. This amount represents the unrealized loss net of tax on the securities that were reclassified from "available for sale" to "trading" securities under SFAS 159.

        The following summarizes the effect of reclassifying the securities as of January 1, 2007.

	Amortized Cost	Unrealized Loss	Fair Value(1)
Available for sale securities	$4,258,774	$861,044	$3,397,730
Deferred tax effect of unrealized loss		301,366

Cumulative effect adjustment (reclassification from accumulated other comprehensive loss and charge to retained earnings)		$559,678

(1)
Since the investments were carried at fair value on the balance sheet prior to adoption there was no effect on the net carrying value at January 1, 2007.

        Following the initial measurement date, ongoing unrealized gains or losses on these securities as well as other financial instruments for which fair value reporting is elected are reported in earnings at each subsequent reporting date. At December 31, 2007, the fair value of the securities reclassified as held for trading was $2,876,086. The decrease in fair value from January 1, 2007 to December 31, 2007 is included in current period earnings as a reduction in other income on the statement of income. The securities selected to be accounted for under the fair value option were all of the Company's structured corporate bonds that did not contain an interest rate floor. These securities were selected as the coupons on these bonds had decreased to a minimal level. By reclassifying these securities the Company is positioned to improve net interest income and the net interest margin on this segment of its investment portfolio.

        In connection with the adoption of SFAS 159, the Company was required to adopt SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2007.

Description	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)
Trading securities	$2,876,086	$—	$2,876,086	$—
Available for sale securities	160,908,253	929,358	159,469,452	509,443
Interest rate cap/floor	457,650	—	—	457,650
Federal Home Loan Bank Advance	(1,532,541)	—	—	(1,532,541)

Total	$162,692,651	$929,358	$162,328,730	$(565,448)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD No. 159 "THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES" (Continued)

        Federal Home Loan Bank Advances carried at fair value have an unpaid principal balance of $1.5 million at December 31, 2007 and matures on June 12, 2009. The carrying value of Goodwill does not exceed the fair value of the assets based on the discounted expected future cash flows. Therefore, there has been no write down of goodwill to implied fair value in any of the years presented. The fair value measurements used to measure fair value of Goodwill are significant unobservable inputs (level 3).

        The following table reconciles the changes in Level 3 financial instruments for the year ended December 31, 2007:

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance	$509,443	$371,632	$—
Gain(Loss) recognized	—	178,044	32,541
Payments	—	(92,026)	—
Issuances	—	—	1,500,000

Ending Balance	$509,443	$457,650	$1,532,541

        The following tables reflect the changes in fair values for the year ended December 31, 2007 and where these changes are included in the income statement.

	Changes in Fair Values for the year ended, December 31, 2007
Description	Gain (loss) on sale of securities	Non-interest income—Other	Total changes in Fair Values included in current earnings
Trading securities	$69,405	$22,044	$91,449
Interest rate cap/floor	—	178,044	178,044
Federal Home Loan Bank Advance	—	(32,541)	(32,541)

Total	$69,405	$167,547	$236,952

        For the year-ended December 31, 2006 and 2005 the company recognized increases in adjustments for interest rate cap/floors in the amount of $68,000 and $38,000, respectively in non-interest income.

Note 4—BUSINESS COMBINATIONS

        On June 9, 2006, the Company acquired 100% of the outstanding shares of DeKalb Bancshares, Inc (DeKalb), the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into the Company's wholly owned banking subsidiary, First Community Bank, NA, and the Camden office is now operated as a branch of First Community Bank. The merger enabled First Community to increase its market share in the Midlands of South Carolina in a community contiguous to its existing markets. The aggregate acquisition cost was $10,223,000, including $2,369,000 of cash, 364,034 shares of the Company's common stock valued at $7,577,000, stock options valued at

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—BUSINESS COMBINATIONS (Continued)

$585,000 and direct acquisition costs of $277,000. The value of the 364,034 shares of common stock issued at $19.22 per share was determined based on the average closing price of the Company's common shares over the two-day period before and after December 8, 2005, the date the terms were agreed to and announced. The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

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

Note 5—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
State and local government	$6,256,570	$46,295	$2,168	$6,300,697
Other	60,000	36	—	60,036

	$6,316,570	$46,331	$2,168	$6,360,733

December 31, 2006:
State and local government	$6,428,796	$39,449	$19,097	$6,449,148
Other	60,000	—	—	60,000

	$6,488,796	$39,449	$19,097	$6,509,148

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

AVAILABLE-FOR-SALE:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
US Treasury securities	$996,760	$25,430	$—	$1,022,190
Government sponsored enterprises	45,736,756	193,448	57,476	45,872,728
Mortgage-backed securities	91,776,811	461,060	856,578	91,381,293
State and local government	4,435,942	42,405	1,561	4,476,786
Equity and other securities	21,667,149	6,511	3,518,404	18,155,256

	$164,613,418	$728,854	$4,434,019	$160,908,253

December 31, 2006:
US Treasury securities	$994,534	$10,306	$—	$1,004,840
Government sponsored enterprises	57,420,136	50,285	810,126	56,660,295
Mortgage-backed securities	80,234,695	247,650	1,056,242	79,426,103
State and local government	4,438,933	44,820	2,644	4,481,109
Equity and other securities	25,472,119	12,046	1,229,829	24,254,336

	$168,560,417	$365,107	$3,098,841	$165,826,683

        At December 31, 2007, equity and other investment securities available for sale included the following recorded at fair value: Federal Home Loan Mortgage Corporation preferred stock of $10,927,235 corporate bonds of $5,789,028, mutual funds of $843,851, community bank stocks of $509,288 and other common stock at $85,854. At December 31, 2006, equity and other investments in securities available for sale included the following recorded at fair value: Federal Home Loan Mortgage Corporation preferred stock of $14,005,100, corporate bonds of $8,791,583, mutual funds of $838,846, and community bank stocks of $509,288 and other common stock at $109,520.

        Other Investments, at cost include Federal Home Loan Bank and Federal Reserve Bank Stock in the amount of $3,298,400 and $1,858,195 at December 31, 2007 and $2,349,600 and $1,858,195 at December 31, 2006, respectively.

        Trading securities at fair value of $2,876,086 are two mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation.

        For the year ended December 31, 2007, proceeds from the sales of securities available-for-sale and trading securities amounted to $13,873,917and $3,463,665, respectively. Gross realized gains amounted to $145,357 and gross realized losses amounted to $95,919 in 2007. For the year ended December 31, 2006, proceeds from the sale of securities available-for-sale amounted to $21,241,484. Gross realized gains amounted to $58,505 and gross realized losses amounted to $127,467 in 2006. For the year ended December 31, 2005, proceeds from the sale of securities available-for-sale amounted to $39,071,729. Gross realized gains amounted to $294,661 and gross realized losses amounted to $106,243. The tax provision (benefit) applicable to the net realized gain (loss) was approximately $16,800, ($23,864) and $65,946 for 2007, 2006 and 2005, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

        The amortized cost and fair value of investment securities at December 31, 2007, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,115,871	$2,120,990	$15,388,883	$15,384,900
Due after one year through five years	2,993,774	3,011,815	69,480,678	69,081,353
Due after five years through ten years	1,206,925	1,227,928	31,908,099	32,023,598
Due after ten years	—	—	47,835,758	44,418,402

	$6,316,570	$6,360,733	$164,613,418	$160,908,253

        Securities with an amortized cost of $55,490,000 and fair value of $55,388,000 at December 31, 2007, were pledged to secure FHLB Advances, public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

        The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2007 and 2006.

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$982,538	$1,143	$17,288,564	$39,536	$18,271,102	$40,679
Federal agency mortgage-backed securities	9,309,090	15,362	17,615,454	331,920	26,924,544	347,282
Non-agency mortgage-backed securities	8,606,925	117,784	8,791,916	408,309	17,398,841	526,093
FHLMC preferred stock	10,927,235	3,322,140	—	—	10,927,235	3,322,140
Corporate bonds	1,957,590	38,851	1,390,212	109,360	3,347,802	148,211
State and local government	502,252	1,561	—	—	502,252	1,561
Other	—	—	892,236	48,053	892,236	48,053

	32,285,630	3,496,841	45,978,382	9 37,178	78,264,012	4,434,019
Held-to-maturity securities:
State and local government	—	—	877,346	2,168	877,346	2,168

Total	$32,285,630	$3,496,841	$46,855,728	$939,346	$79,141,358	$4,436,187

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and US Government sponsored enterprises	$7,523,200	$49,994	$41,658,875	$760,132	$49,182,075	$810,126
Federal agency mortgage-backed securities	2,246,558	13,318	26,276,885	688,067	28,523,443	701,385
Non-agency mortgage-backed securities	4,421,937	41,658	17,480,973	313,199	21,902,910	354,857
FNMA and FHLMC preferred stock	—	—	14,005,100	244,275	14,005,100	244,275
Corporate bonds	3,949,171	861,344	1,402,698	92,823	5,351,869	954,167
State and Local government	462,355	2,644	—	—	462,355	2,644
Other	—	—	910,966	31,387	910,966	31,387

	18,603,221	968,958	101,735,497	2,129,883	120,338,718	3,098,841
Held-to-maturity securities:
State and local government	630,319	4,358	1,244,491	14,739	1,874,810	19,097

Total	$19,233,540	$973,316	$102,979,988	$2,144,622	$120,213,528	$3,117,938

        U.S. Treasury and Government Sponsored Enterprises: The unrealized losses on the Company's investments in U.S. Treasury obligations and Government sponsored enterprises were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

        Government Sponsored Enterprise, Mortgage-Backed Securities and Non-agency Mortgage-Backed Securities: During the last half of 2007 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. The Bank owns approximately $29.6 million of collateralized mortgage obligations that are not issued by government sponsored enterprises. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. A detailed analysis of each of the CMO pools that are held including a review of the underlying loan delinquencies, collateral value and resulting credit support has been performed. As of December 31, 2007 the Bank has not identified any CMO's that we believe have probable losses as a result of credit defaults. Management will continue to monitor each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. To a lesser extent the same concerns discussed have also impacted mortgage backed securities issued by government sponsored enterprises (GSE's) such as FHLMC and FNMA. The result has been increased spreads on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the mortgage backed securities and CMO's. As of December 31, 2007 and 2006 all of the mortgage backed securities issued

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

by GSE's and others are classified as "Available for Sale". Unrealized losses on these investments are not considered to be "other than temporary" and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

        FHLMC Preferred Stock: The agency preferred stock securities held by the Company are adjustable rate securities. The securities reprice over a five year period. The current cost basis of these securities are at a discount to the stated par value. The securities traded at a price in excess of our current carrying value in the first quarter of 2007. The rating agencies have rated these securities Aa3 (Moody's) AA- (S&P). Given the adjustable rate nature of the securities the dividend rates will adjust to a level more in line with current or future interest rates at a preset time in the future. Based on the evaluation by the Company and the ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2007.

        Corporate Bonds: The Company's unrealized loss on investments in corporate bonds relates to bonds with four different issuers. The unrealized losses were caused by increases in interest rates. Each of these bonds is rated A or better (S&P) with the exception of one downgrade during the last twelve months. The one downgraded investment is rated BBB+ and has a current carrying value of $996,000. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

        State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at December 31, 2007.

Note 6—LOANS

        Loans summarized by category are as follows:

	December 31,
	2007	2006
Commercial, financial and agricultural	$26,912,446	$23,595,321
Real estate—construction	28,141,181	31,473,364
Real estate—mortgage
Commercial	173,172,786	138,885,778
Residential	52,017,956	47,949,770
Consumer	29,784,121	33,284,334

	$310,028,490	$275,188,567

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        Activity in the allowance for loan losses was as follows:

	December 31,
	2007	2006	2005
Balance at the beginning of year	$3,214,624	$2,700,647	$2,763,988
Allowance purchased in acquisition	—	320,000	—
Provision for loan losses	491,975	528,124	328,679
Charged off loans	(622,520)	(444,702)	(521,278)
Recoveries	446,249	110,555,	129,258

Balance at end of year	$3,530,328	$3,214,624	$2,700,647

        At December 31, 2007 and 2006, the bank had $600,000 and $449,000, respectively of loans in a non accrual status. Loans classified impaired at December 31, 2007 and 2006 totaled $600,000 and $449,000. These loans were recorded at or below fair value. The average recorded investment in loans classified as impaired for the years ended December 31, 2007 and 2006 amounted to approximately $658,000 and $205,000 respectively.

        Loans outstanding to bank directors, executive officers and their related business interests amounted to $5,603,130 and $8,105,209 at December 31, 2007 and 2006, respectively. Repayments on these loans during the year ended December 31, 2007 were $2,848,825 and loans made amounted to $346,746. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 7—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
	2007	2006
Land	$5,675,465	$5,775,465
Premises	13,868,715	14,133,715
Equipment	6,107,765	5,944,366

	25,651,945	25,853,546
Accumulated depreciation	5,950,479	4,893,214

	$19,701,466	$20,960,332

        Provision for depreciation included in operating expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $1,139,716, $1,000,804 and $926,776, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

        Intangible assets (excluding goodwill) consisted of the following:

	December 31,
	2007	2006
Core deposit premiums, gross carrying amount	$4,650,658	$4,650,658
Accumulated amortization	(2,667,378)	(1,997,741)

Net	$1,983,280	$2,652,917

        Amortization of the core deposit intangibles amounted to $669,637, $636,529 and $594,741 the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of the intangibles is scheduled to be as follows:

2008	506,822
2009	491,524
2010	491,524
2011	387,306
Thereafter	106,104

$1,983,280

        Goodwill at December 31, 2007 and 2006 amounted to $27,761,219. This represents $4,902,943 acquired in the DeKalb acquisition in 2006, $22,822,441 acquired in the DutchFork acquisition in 2004 and $35,835 resulting from a branch acquisition in 2003. The goodwill from each of these acquisitions is tested for impairment annually in accordance with SFAS 142. The fair value is estimated using a cash flow approach based upon the present value of the expected cash flows by separately grouping the offices acquired in each of these transactions. These valuations indicated that no impairment charge was required during the years ended December 31, 2007, 2006 and 2005.

        With the acquisition of DutchFork Bancshares the company acquired certain bank-owned life insurance policies that provide benefits to various former and existing employees and officers. In addition, during 2006 the bank acquired an additional $3,500,000 in bank-owned life insurance that provides benefits to various existing officers. The carrying value of these policies at December 31, 2007 and 2006 was $9,919,728 and $9,606,657, respectively and are included in other assets.

Note 9—DEPOSITS

        At December 31, 2007, the scheduled maturities of Certificates of Deposits are as follows:

2008	$174,749,228
2009	19,080,196
2010	12,395,289
2011	3,526,933
2012	178,535
Thereafter	4,105,287

$214,035,468

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2007 and 2006, was 4.26% and 3.90%, respectively. The maximum month-end balance during 2007 and 2006 was $28,979,300 and $27,699,000 respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

        Other borrowed money at December 31, 2007 and 2006 consisted of $190,386 and $148,886, respectively which was due under the treasury tax and loan note program.

        At December 31, 2007 and 2006, the Company had unused short-term lines of credit totaling $20,000,000.

Note 11—ADVANCES FROM FEDERAL HOME LOAN BANK AND LONG-TERM DEBT

        Advances from the Federal Home Loan Bank of Atlanta at December 31, 2007 and 2006 consisted of the following:

	2007		2006
Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2008		$—	3.79%	$1,954,408
2010	3.64%	26,383,384	3.64%	26,852,972
2011	5.35%	500,000	5.35%	500,000
More than five Years	4.04%	22,416,094	1.00%	450,165

	3.93%	$49,299,478	3.64%	$29,757,545

        In addition, at December 31, 2007, the Company has an advance carried at fair value under FAS 159 in the amount of $1,532,541 with a par value of $1,500,000. This advance is at a fixed interest rate of 5.56% and is repayable at par in June 2009.

        As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $137,398,000 at December 31, 2007. In addition, securities with a fair value of $487,000 have been pledged as collateral for advances as of December 31, 2007. At December 31, 2006 loans in the amount of $33,732,000 and securities with a fair value of $6,126,136 were pledged as collateral for advances. In addition, the Company's investment in Federal Home Loan Bank stock is pledged for advances. Advances are subject to prepayment penalties. The average advances during 2007 and 2006 were $38,741,083 and $31,073,406, respectively. The average interest rate for 2007 and 2006 was 3.99% and 3.61%, respectively. The maximum outstanding amount at any month end was $52,936,183 and $43,347,349 for 2007 and 2006.

        Purchase premiums included in advances acquired in the acquisition of DutchFork reflected in the advances maturing in 2010 amount to $1,383,384 at December 31, 2007. At December 31, 2006 the premium was $1,851,972. The coupon rate on the $25,000,000 advance maturing in 2010 is 5.76%.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—JUNIOR SUBORDINATED DEBENTURES

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

Note 13—INCOME TAXES

        Income tax expense for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	Year ended December 31
	2007	2006	2005
Current
Federal	$1,061,016	$1,301,617	$137,642
State	217,746	213,102	83,545

	1,278,762	1,514,719	221,187

Deferred
Federal	446,218	(62,494)	737,272
State	—	—	74,145

	446,218	(62,494)	811,413

Income tax expense	$1,724,980	$1,452,225	$1,032,600

        Reconciliation from expected federal tax expense to effective income tax expense for the periods indicated are as follows:

	Year ended December 31
	2007	2006	2005
Expected federal income tax expense	$1,934,453	$1,684,160	$1,402,592
State income tax net of federal benefit	143,713	140,647	104,075
Tax exempt interest	(126,529)	(99,764)	(73,999)
Nontaxable dividends	(138,755)	(146,347)	(321,912
Increase in cash surrender value life insurance	(118,439)	(112,416)	(87,883
Other	30,537	(14,055)	9,727

	$1,724,980	$1,452,225	$1,032,600

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—INCOME TAXES (Continued)

        The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2007	2006
Assets:
Allowance for loan losses	$1,200,312	$1,092,972
Excess tax basis of deductible intangible assets	232,536	188,328
Premium on purchased FHLB Advances	470,351	630,010
Net operating loss carry forward	2,947,985	3,626,451
Excess tax basis of assets acquired	814,565	1,030,356
Unrealized loss on available-for sale-securities	1,333,456	983,611
Compensation expense deferred for tax purposes	232,142	132,290
Other	132,891	168,987

Total deferred tax asset	7,364,238	7,853,005

Liabilities:
Tax depreciation in excess of book depreciation	156,692	103,752
Excess tax basis of non-deductible intangible assets	669,114	836,232
Excess financial reporting basis of assets acquired	1,027,358	1,305,574
Other	63,243	63,243

Total deferred tax liabilities	1,916,407	2,308,801

Net deferred tax asset recognized	$5,447,831	$5,544,204

        At December 31, 2007, the Company has net operating loss carry forwards acquired in the acquisitions of DutchFork and DeKalb for federal income tax purposes of approximately $8,670,545 available to offset future taxable income through 2025. There was no valuation allowance for deferred tax assets at either December 31, 2007 or 2006. No valuation allowance has been established as it is management's belief that realization of the deferred tax asset is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The amount of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

        A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax benefit related to unrealized losses on available for sale securities of $349,845 has been recorded directly to shareholders' equity. The balance in the change in net deferred tax asset results from current period deferred tax expense of $446,218.

        The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

        Cash and short term investments—The carrying amount of these financial instruments (cash and due from banks, federal funds sold and securities purchased under agreements to resell) approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

        Investment Securities—Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

        Loans—The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

        Accrued Interest Receivable—The fair value approximates the carrying value.

        Interest rate cap/floor—The fair value approximates the carrying value.

        Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

        Federal Home Loan Bank Advances—Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

        Short Term Borrowings—The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the U.S. Treasury) approximates fair value.

        Junior Subordinated Debentures—The fair values of junior subordinated debentures is estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments.

        Accrued Interest Payable—The fair value approximates the carrying value.

        Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$13,681,631	$13,681,631	$27,814,971	$27,814,971
Held-to-maturity securities	6,316,570	6,360,733	6,488,796	6,509,148
Trading securities	2,876,086	2,876,086	—	—
Available-for-sale securities	160,908,253	160,908,253	165,826,683	165,826,683
Other investments, at cost	5,156,595	5,156,595	4,207,795	4,207,795
Loans receivable	310,028,490	308,268,422	275,188,567	271,352,722
Allowance for loan losses	3,530,328	—	3,214,624	—
Net loans	306,498,162	308,268,422	271,973,943	271,352,722
Accrued interest	2,591,844	2,591,844	2,545,560	2,545,560
Interest rate cap/floor	457,650	457,650	371,632	371,632
Financial liabilities:
Non-interest bearing demand	$79,508,510	$79,508,510	$73,676,415	$73,676,415
NOW and money market accounts	88,038,360	88,038,360	114,842,382	114,842,382
Savings	24,272,030	24,272,030	26,134,834	26,134,834
Time deposits	214,035,468	215,457,368	200,287,776	201,341,483

Total deposits	405,854,368	407,276,268	414,941,407	415,995,114
Federal Home Loan Bank Advances	49,299,478	51,050,657	29,757,545	28,238,223
Federal Home Loan Bank Advances (Fair Value)	1,532,541	1,532,541
Short term borrowings	23,524,586	23,524,586	19,621,466	19,621,466
Junior subordinated debentures	15,464,000	15,464,000	15,464,000	15,464,000
Accrued interest payable	3,711,107	3,711,107	3,726,963	3,726,963

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

        The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2007 and 2006, the Bank had commitments to extend credit including unused lines of credit of $52,961,000 and $56,643,000 respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

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

        The primary market area served by the Bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the bank's risk based capital, or approximately $12.8 million. Based on this criteria, the Bank had three such concentrations at December 31, 2007, including $81.0 million (26% of total loans) private households, $39.7 million (13% of total loans) to lessors of residential properties, $43.1 million (14% of total loans) of lessors of non-residential properties and $15.7 million (5% of total loans) to religious organizations. Although the Bank's loan portfolio, as well as existing commitments, reflect the diversity of its primary market area, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic stability of the area. The nature of the business of the company and bank may at times result in a certain amount of litigation. The bank is involved in certain litigation that is considered incidental to the normal conduct of business. Management believes that the liabilities, if any, resulting from the proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of the company.

        At December 31, 2007, the Bank has entered into the following interest rate cap and floor agreements:

Notional Amount	Description	Cap/Floor Rate	Contract Date	Expiration Date	Fair Value 12/31/2007
$10,000,000	Interest Rate Cap	4.50%	9/6/2005	8/31/2009	$28,290
$10,000,000	Interest Rate Floor	5.00%	7/24/2006	8/1/2011	429,360

					$457,650

        The fair value of the cap contract at December 31, 2006 was $180,461 and the fair value of the floor was $191,171. These agreements were entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the Bank of the difference between the cap/floor rate of interest and the market rate of interest. The Bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The Bank's exposure to market risk of loss is limited to the market value of the cap and floor. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The Bank has received payments under the terms of the cap contract in the amount of $92,026 and $49,248 during the years ended December 31, 2007 and 2006, respectively. No payments were received under the terms of the cap contract in 2005 and no payments have been received under the terms of the floor contract in 2006 or 2007. The Bank recognized $178,044, $67,658 and $37,898 in

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

other income to reflect the increase in the value of the contracts for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 16—OTHER EXPENSES

        A summary of the components of other non-interest expense is as follows:

	December 31,
	2007	2006	2005
ATM/Debit card processing	$346,778	$264,689	$199,347
Supplies	218,254	271,362	262,251
Telephone	360,544	380,806	291,911
Correspondent services	157,418	169,312	167,442
Insurance	278,027	254,810	246,132
Postage	196,437	167,574	164,260
Professional fees	903,412	833,435	414,726
Other	804,992	861,911	815,022

	$3,265,862	$3,203,899	$2,561,091

Note 17—STOCK OPTIONS

        The Company has adopted a Stock Option Plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2007 the Company has 258,480 shares reserved for future grants. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the Board of Directors. Options are exercisable for a period of ten years from date of grant.

        Stock option transactions for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2004	317,437	9.66
Exercised	(52,845)	8.57
Granted	63,500	20.20

Outstanding December 31, 2005	328,092	$11.87
Exercised	(112,932)	8.66
Forfeited	(6,116)	19.05
Granted in acquisition	71,227	13.32

Outstanding December 31, 2006	280,271	$13.38	5.21	$936,143
Exercised	(54,230)	13.18
Forfeited	(328)	14.00

Outstanding December 31, 2007	225,713	13.43
Exercisable at December 31, 2007	225,713	$13.43	4.18	$410,277

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 17—STOCK OPTIONS (Continued)

        Stock options outstanding and exercisable as of December 31, 2007, are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.23 / $13.63	115,238	3.20	$9.34
$14.00 / $16.70	45,975	2.67	14.10
$19.00 / $22.50	64,500	7.02	20.24

	225,713	4.18	$13.43

        The options granted in conjunction with the 2006 acquisition of DeKalb had an average fair value of $8.21. There were no other options granted in 2006. The total intrinsic value of share options exercised during the year ended December 31, 2007, 2006 and 2005 was approximately $215,795, $1,059,488 and $588,780, respectively. The total fair value of options granted, excluding shares granted in conjunction with acquisitions, in 2005 was $429,383.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) required additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first annual reporting period beginning after December 15, 2005. The board of directors upon the recommendation of the Human Resources Committee approved accelerating the vesting of 67,000 unvested stock options. The acceleration vesting was effective as of December 31, 2005. All of the other terms and conditions applicable to the outstanding stock options at that time remained unchanged. The decision to accelerate vesting of these options resulted in avoiding recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123R for the previously issued options. In the Company's view, the future compensation expense outweighed the incentive and retention value associated with the stock options. The future pre-tax compensation expense that was avoided using estimated Black-Scholes value calculations, and based upon the effective date of January 1, 2006, was approximately $123,000, $76,000 and $45,000 in fiscal years 2006, 2007 and 2008, respectively. The acceleration meets the criteria for variable accounting under FIN No. 44. Under the provisions of FIN No. 44 the acceleration did not result in any pre-tax charge to earnings in the year ended December 31, 2005.

Note 18—EMPLOYEE BENEFIT PLAN

        The Company maintains a 401 (k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the year ended December 31, 2007, 2006 and 2005 the plan expense amounted to $137,031, $110,830 and $102,130, respectively. Prior to July 1, 2007 The Company matched 50% of an employee's contribution up to a 6.00% participant contribution. Beginning July 1, 2007 the Company matches 100% of the employees contribution up to 3% and 50% of the employees contribution on the next 2% of the employees contribution.

        The Company acquired various single premium life insurance policies from DutchFork that are funding fringe benefits to certain employees and officers. A Salary Continuation Plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 18—EMPLOYEE BENEFIT PLAN (Continued)

key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the Company receiving the remainder, thereby recovering its investment in the policies. In 2006, the Company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3,500,000 designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2007 of all bank owned life insurance was $9,919,728. Expenses accrued for the anticipated benefits under the Salary Continuation Plans for the year ended December 31, 2007, 2006 and 2005 amounted to $293,679, $186,440, 95,427, respectively.

Note 19—EARNINGS PER SHARE

        The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Year ended December 31,
	2007	2006	2005
Numerator (Included in basic and diluted earnings per share)	$3,964,588	$3,501,199	$3,092,671

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,234,309	3,096,866	2,834,404
Dilutive securities:
Stock options—Treasury stock method	50,116	77,319	134,104

Diluted earnings per share	3,284,425	3,174,185	2,968,508

        The average market price used in calculating the assumed number of shares issued for the years ended December 31, 2007, 2006 and 2005 was $16.16, $17.92 and $19.15, respectively.

Note 20—CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

        The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Company and Bank are required to maintain minimum Tier 1 capital, total risked based capital and Tier 1 leverage ratios of 4%, 8% and 3%, respectively.

        At December 31, 2007, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the bank must maintain minimum Tier 1 capital, total risk-based capital and

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 20—CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the bank's well-capitalized status.

        The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Bank and the Company are as follows:

	Actual		Required to be Categorized Adequately Capitalized		Required to be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2007
First Community Corporation
Tier 1 Capital	$50,644,000	13.66%	$14,827,000	4.00%	N/A	N/A
Total Risked Based Capital	54,174,000	14.61%	29,654,000	8.00%	N/A	N/A
Tier 1 Leverage	50,644,000	9.31%	21,752,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$47,400,000	12.82%	$14,794,000	4.00%	$22,191,000	6.00%
Total Risked Based Capital	50,930,000	13.77%	29,588,000	8.00%	36,986,000	10.00%
Tier 1 Leverage	47,400,000	8.75%	21,676,000	4.00%	27,095,000	5.00%
December 31, 2006
First Community Corporation
Tier 1 Capital	$47,238,000	13.48%	$14,030,000	4.00%	N/A	N/A
Total Risked Based Capital	50,453,000	14.40%	28,060,000	8.00%	N/A	N/A
Tier 1 Leverage	47,238,000	9.29%	20,343,000	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$43,039,000	12.30%	$14,009,000	4.00%	$21,014,000	6.00%
Total Risked Based Capital	46,254,000	13.22%	28,018,000	8.00%	35,023,000	10.00%
Tier 1 Leverage	43,039,000	8.49%	20,267,000	4.00%	25,334,000	5.00%

        Under applicable federal law, the Comptroller of the Currency restricts a national bank's total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years at December 31, 2007 there was $9,043,000 of retained net profits free of such restriction.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—PARENT COMPANY FINANCIAL INFORMATION

        The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

  Condensed Balance Sheets

	At December 31,
	2007	2006
Assets:
Cash on deposit	$1,408,273	$2,713,340
Securities purchased under agreement to resell	179,643	122,144
Investment securities available-for-sale	1,233,203	1,221,675
Investment in bank subsidiary	75,763,783	74,037,238
Other	1,148,091	846,291

Total assets	$79,732,993	$78,940,688

Liabilities:
Junior subordinated debentures	$15,464,000	$15,464,000
Other	273,373	269,037

Total liabilities	15,737,373	15,733,037

Shareholders' equity	63,995,620	63,207,651

Total liabilities and shareholders' equity	$79,732,993	$78,940,688

  Condensed Statements of Operations

	Year ended December 31,
	2007	2006	2005
Income:
Interest income	$57,499	$54,944	$51,323
Dividend income from bank subsidiary	1,934,500	1,314,000	1,327,125
Equity in undistributed earnings of subsidiary	2,904,310	3,421,593	2,715,875

Total income	4,896,309	4,790,587	4,094,323

Expenses:
Interest expense	1,201,349	1,160,895	885,344
Other	142,908	128,493	116,308

Total expense	1,344,257	1,289,388	1,001,652

Income before taxes	3,552,052	3,501,199	3,092,671
Income taxes (benefit)	(412,536)	—	—

Net Income	$3,964,588	$3,501,199	$3,092,671

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

  Condensed Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net Income	$3,964,588	$3,501,199	$3,092,671
Adjustments to reconcile net income to net cash provided by operating activities
Increase in equity in undistributed earnings of subsidiary	(2,904,310)	(3,421,593)	(2,715,875)
Other—net	(301,494)	(323,208)	(120,200)

Net cash provided by operating activities	758,784	(243,602)	496,996

Cash flows from investing activities:
Net cash received (disbursed) in business combination	—	26,893	—

Net cash provided by investing activities	—	26,893	—

Cash flows from financing activities:
Dividends paid	(873,921)	(708,222)	(565,432)
Purchase of common stock	(2,032,618)	(1,254,090)	—
Proceeds from issuance of common stock	900,187	1,436,319	579,840

Net cash used in financing activities	(2,006,352)	(525,993)	14,408

Increase (decrease) in cash and cash equivalents	(1,247,568)	(742,702)	511,404
Cash and cash equivalents, beginning of period	2,835,484	3,578,186	3,066,782

Cash and cash equivalents, end of period	$1,587,916	$2,835,484	$3,578,186

Note 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2007 and 2006 (In thousands).

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2007
Interest Income	$8,119,579	$7,996,581	$7,541,020	$7,298,366

Net interest income	4,004,183	3,908,994	3,767,654	3,608,697

Provision for loan losses	132,000	134,475	112,000	113,500

Gain (loss) on sale of securities	(24,256)	—	69,405	4,289

Income before income taxes	1,770,954	1,664,684	1,275,607	978,323

Net income	1,197,826	1,148,096	892,987	725,679

Net income per share, basic	0.37	0.35	0.28	0.22

Net income per share, diluted	0.37	0.35	0.27	0.22

2006
Interest Income	$7,481,601	$7,288,462	$6,537,866	$5,937,017

Net interest income	3,775,215	3,750,622	3,469,979	3,327,439

Provision for loan losses	139,400	140,395	128,629	119,700

Gain (loss) on sale of securities	78	342	—	(69,382)

Income before income taxes	1,198,756	1,278,586	1,286,296	1,189,786

Net income	860,686	902,906	901,321	836,286

Net income per share, basic	0.26	0.28	0.30	0.29

Net income per share, diluted	0.26	0.27	0.29	0.28

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On May 16, 2006, we dismissed Clifton D. Bodiford, CPA as our independent registered public accounting firm and engaged Elliott Davis, LLC as our independent registered public accounting firm.

        The report of Clifton D. Bodiford, CPA on our financial statements for the fiscal year ended December 31, 2005 and did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, nor was there any event of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K. In connection with its audits for the fiscal years ended December 31, 2005 and during the subsequent interim period preceding our dismissal of Clifton D. Bodiford, CPA, there were no disagreements with Clifton D. Bodiford, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Clifton D. Bodiford, CPA, would have caused Clifton D. Bodiford, CPA to make reference to the subject matter of the disagreement(s) in connection with its report.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

  Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 is included in Item 8 of this report under the heading "Management's Report on Internal Controls Over Financial Reporting."

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance of the Registrant.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 21, 2008.

        We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at: www.firstcommunitysc.com.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 21, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2007. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders (1)	100,281	$18.04	258,480
Total (2)	100,281	$18.04	258,480

(1)
The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day each calendar year beginning January 1, 2000, by an amount equal to 3% of the shares of common stock outstanding.

(2)
The total does not include 111,191 shares with a weighted average exercise price of $9.23 issuable under the First Community Corporation / DutchFork Bancshares, Inc. Stock Incentive Plan. The total does not include 14,569 shares with a weighted average exercise price of $13.32 issuable under the First Community Corporation / DeKalb Bankshares, Inc. Stock Incentive Plan. These plans, and the outstanding awards, were assumed by us in connection with the merger with DutchFork Bancshares, Inc. and DeKalb Bankshares, Inc. We are not authorized to make any additional awards under these plans.

        The additional information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" and hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 21, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 21, 2008.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 21, 2008.

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements

        The following consolidated financial statements are located in Item 8 of this report.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2007 and 2006

  •
  Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

  •
  Notes to the Consolidated Financial Statements

(2)
Financial Statement Schedules

        These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)
Exhibits

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1
Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 of the company's Form 8-K filed on January 20, 2006).
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
10.1
Employment Agreement dated January 16, 2007, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 19, 2007).*
10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company's Registration Statement No. 33-86258 on Form S-1).*
10.3	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company's annual report for fiscal year ended December 31, 1995 on Form 10-KSB).*
10.4	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (Incorporated by reference to the Company's 1998 Annual Report and Form 10-KSB).*

10.5	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company's 2002 annual report and Form 10-KSB).*
10.6	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company's 2002 annual report and Form 10-KSB).*
10.7	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to the company's Form 10-K for the period ended December 31, 2005).*
10.8	Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 of the company's Form 8-K filed on August 15, 2005).
10.9	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.10
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and Steve P. Sligh dated April 12, 2004 (incorporated by reference to Exhibit 10.6 to the company's Registration Statement No. 333-116242 on Form S-4).
10.11
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and J. Thomas Johnson dated April 12, 2004 (incorporated by reference to Exhibit 10.7 to the company's Registration Statement No. 333-116242 on Form S-4).
10.12
Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank N.A., and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on September 15, 2005).
10.13	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 3, 2006).
10.14	Form of Non-Employee Director Deferred Compensation Plan approved September 30, 2006 (incorporated by reference to the company's Form 8-K filed October 4, 2006).
16	Letter to SEC from Clifton D. Bodiford, CPA (incorporated by reference as Exhibit 16 to the company's Form 8-K as filed May 19, 2006).
21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Clifton D. Bodiford, CPA
23.2	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2008	FIRST COMMUNITY CORPORATION
	By:	/s/ MICHAEL C. CRAPPS Michael C. Crapps President and Chief Executive Officer

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

Signature	Title	Date

/s/ RICHARD K. BOGAN Richard K. Bogan	Director	March 27, 2008
/s/ THOMAS C. BROWN Thomas C. Brown	Director	March 27, 2008
/s/ CHIMIN J. CHAO Chimin J. Chao	Director	March 27, 2008
/s/ MICHAEL C. CRAPPS Michael C. Crapps	Director, President, & Chief Executive Officer	March 27, 2008
/s/ HINTON G. DAVIS Hinton G. Davis	Director	March 27, 2008

/s/ ANITA B. EASTER Anita B. Easter	Director	March 27, 2008
/s/ O. A. ETHRIDGE O. A. Ethridge	Director	March 27, 2008
/s/ GEORGE H. FANN, JR. George H. Fann, Jr.	Director	March 27, 2008
/s/ J. THOMAS JOHNSON J. Thomas Johnson	Director, Vice Chairman of the Board, & Executive Vice President	March 27, 2008
/s/ W. JAMES KITCHENS, JR. W. James Kitchens, Jr.	Director	March 27, 2008
/s/ JAMES C. LEVENTIS James C. Leventis	Director, Chairman of the Board, & Secretary	March 27, 2008
/s/ ALEXANDER SNIPES, JR. Alexander Snipes, Jr.	Director	March 27, 2008
/s/ RICHARD M. TODD, JR. Richard M. Todd, Jr.	Director	March 27, 2008
/s/ LORETTA R. WHITEHEAD Loretta R. Whitehead	Director	March 27, 2008
/s/ MITCHELL M. WILLOUGHBY Mitchell M. Willoughby	Director	March 27, 2008
/s/ JOSEPH G. SAWYER Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 27, 2008

Exhibit List

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1
Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 of the company's Form 8-K filed on January 20, 2006).
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
10.1
Employment Agreement dated January 16, 2007, by and between Michael C. Crapps and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 19, 2007).*
10.2	Employment Agreement dated June 1, 1994, by and between James C. Leventis and the Company (incorporated by reference to Exhibit 10.2 to the company's Registration Statement No. 33-86258 on Form S-1).*
10.3	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company's annual report for fiscal year ended December 31, 1995 on Form 10-KSB).*
10.4	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (Incorporated by reference to the Company's 1998 Annual Report and Form 10-KSB).*
10.5	Employment Agreement dated September 2, 2002 by and between David K. Proctor and the Company (incorporated by reference to Exhibit 10.4 to the company's 2002 annual report and Form 10-KSB).*
10.6	Employment Agreement dated June 12, 2002 by and between Joseph G. Sawyer and the Company (incorporated by reference to Exhibit 10.5 to the company's 2002 annual report and Form 10-KSB).*
10.7	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to the company's Form 10-K for the period ended December 31, 2005).*
10.8	Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 of the company's Form 8-K filed on August 15, 2005).
10.9	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.10
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and Steve P. Sligh dated April 12, 2004 (incorporated by reference to Exhibit 10.6 to the company's Registration Statement No. 333-116242 on Form S-4).

10.11
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and J. Thomas Johnson dated April 12, 2004 (incorporated by reference to Exhibit 10.7 to the company's Registration Statement No. 333-116242 on Form S-4).
10.12
Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank N.A., and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on September 15, 2005).
10.13	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 3, 2006).*
10.14	Form of Non-Employee Director Deferred Compensation Plan approved September 30, 2006 (incorporated by reference to the company's Form 8-K filed October 4, 2006).
16	Letter to SEC from Clifton D. Bodiford, CPA (incorporated by reference as Exhibit 16 to the company's Form 8-K as filed May 19, 2006).
21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Clifton D. Bodiford, CPA
23.2	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
SUPERVISION AND REGULATION
  Item 1A. Risk Factors
  Item 1B. Unresolved SEC Comments.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
FIVE YEAR CUMULATIVE TOTAL RETURNS COMPARISON OF FIRST COMMUNITY CORPORATION, NASDAQ STOCK MARKET (U.S.) INDEX, AND NASDAQ BANK INDEX
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FIRST COMMUNITY CORPORATION Consolidated Balance Sheets
FIRST COMMUNITY CORPORATION Consolidated Statements of Income
FIRST COMMUNITY CORPORATION Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income (Loss)
FIRST COMMUNITY CORPORATION Consolidated Statements of Cash Flows
FIRST COMMUNITY CORPORATION Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES