Form 10-Q
period 2008-03-31
FIRST COMMUNITY CORP /SC/
filed 2008-05-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On April 30, 2008, 3,196,854 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and due from banks	$10,114,671	$9,439,159
Interest-bearing bank balances	4,836,353	48,196
Federal funds sold and securities purchased under agreements to resell	15,983,941	4,194,276
Investment securities - available for sale	159,708,198	160,908,253
Investment securities - held to maturity (market value of $11,839,036 and $6,360,733 at March 31, 2008 and December 31, 2007, respectively)	11,770,656	6,316,570
Trading securities	2,788,361	2,876,086
Other investments, at cost	5,615,295	5,156,595
Loans	314,177,685	310,028,490
Less, allowance for loan losses	3,680,502	3,530,328
Net loans	310,497,183	306,498,162
Property, furniture and equipment - net	19,664,763	19,701,466
Bank owned life insurance	10,009,908	9,919,728
Goodwill	27,761,219	27,761,219
Intangible assets	1,845,101	1,983,280
Other assets	9,714,397	10,809,810
Total assets	$590,310,046	$565,612,800
LIABILITIES
Deposits:
Non-interest bearing demand	$79,883,408	$79,508,510
NOW and money market accounts	87,514,866	88,038,360
Savings	24,280,352	24,272,030
Time deposits less than $100,000	127,809,719	122,435,709
Time deposits $100,000 and over	94,778,482	91,599,759
Total deposits	414,266,827	405,854,368
Securities sold under agreements to repurchase	28,907,200	23,334,200
Federal Home Loan Bank advances	59,182,795	49,299,478
Federal Home Loan Bank advances, at fair value	3,074,498	1,532,541
Junior subordinated debt	15,464,000	15,464,000
Other borrowed money	119,321	190,386
Other liabilities	5,402,296	5,942,207
Total liabilities	526,416,937	501,617,180
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,196,854 at March 31, 2008 and 3,211,011 at December 31, 2007	3,196,854	3,211,011
Additional paid in capital	48,415,937	48,616,512
Retained earnings	15,019,570	14,564,054
Accumulated other comprehensive income (loss)	(2,739,252)	(2,395,957)
Total shareholders’ equity	63,893,109	63,995,620
Total liabilities and shareholders’ equity	$590,310,046	$565,612,800

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended March 31,
	2008	2007

Interest and dividend income:
Loans, including fees	$5,522,031	$5,223,571
Taxable securities	2,129,537	1,855,461
Non-taxable securities	106,556	109,021
Federal funds sold and securities purchased under resale agreements	85,238	103,132
Other	10,511	7,181
Total interest income	7,853,873	7,298,366
Interest expense:
Deposits	2,882,980	2,832,947
Federal funds sold and securities sold under agreement to repurchase	147,651	267,296
Other borrowed money	835,835	589,426
Total interest expense	3,866,466	3,689,669
Net interest income	3,987,407	3,608,697
Provision for loan losses	155,000	113,500
Net interest income after provision for loan losses	3,832,407	3,495,197
Non-interest income:
Deposit service charges	663,710	612,535
Mortgage origination fees	185,659	104,157
Commissions on sale of non-deposit investment products	88,130	77,452
Gain (loss) on sale of securities	(28,582)	4,289
Fair value adjustment gains (losses)	148,710	(20,060)
Other	364,205	330,417
Total non-interest income	1,421,832	1,108,790
Non-interest expense:
Salaries and employee benefits	1,900,937	1,831,456
Occupancy	278,571	282,921
Equipment	324,798	311,217
Marketing and public relations	202,966	174,230
Amortization of intangibles	138,179	167,409
Other	801,798	858,431
Total non-interest expense	3,647,249	3,625,664
Net income before tax	1,606,990	978,323
Income taxes	483,708	252,644
Net income	$1,123,282	$725,679

Basic earnings per common share	$0.35	$0.22
Diluted earnings per common share	$0.35	$0.22

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

Three Months ended March 31, 2008 and March 31, 2007

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2006	3,264,608	$3,264,608	$49,695,346	$12,033,065	$(1,785,368)	$63,207,651
Comprehensive Income:
Net income				725,679		725,679
Cumulative adjustment to initially apply FASB Statement No. 159				(559,678)	559,678
Other comprehensive loss:
Unrealized gain arising during period net of income tax expense of ($78,990)					146,702
Less: reclassification adjustment for gain included in net income, net of tax expense of $1,502					(2,787)
Other comprehensive gain					143,915	143,915
Comprehensive income						869,594
Dividends paid ($0.06 per share)				(195,880)		(195,880)
Common stock repurchased	(62,413)	(62,413)	(1,042,105)			(1,104,518)
Exercise of stock options	13,760	13,760	171,248			185,008
Dividend reinvestment plan	1,999	1,999	30,833			32,832
Balance, March 31, 2007	3,217,954	$3,217,954	$48,855,322	$12,003,186	$(1,081,775)	$62,994,687

Balance, December 31, 2007	3,211,011	$3,211,011	$48,616,512	$14,564,054	$(2,395,957)	$63,995,620
Comprehensive Income:
Net income				1,123,282		1,123,282
Other comprehensive loss:
Unrealized loss arising during period net of income tax benefit of $203,500					(361,873)
Plus: reclassification adjustment for loss included in net income, net of tax benefit of $10,004					18,578
Other comprehensive loss					(343,295)	(343,295)
Comprehensive income						779,987
Cumulative adjustment to initially apply EITF 06-4				(410,644)		(410,644)
Dividends paid ($0.08 per share)				(257,122)		(257,122)
Common stock repurchased	(17,700)	(17,700)	(248,711)			(266,411)
Exercise of stock options	100	100	823			923
Dividend reinvestment plan	3,443	3,443	47,313			50,756
Balance, March 31, 2008	3,196,854	$3,196,854	$48,415,937	$15,019,570	$(2,739,252)	$63,893,109

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,123,282	$725,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266,545	277,786
Premium amortization (Discount accretion)	(179,884)	(163,492)
Provision for loan losses	155,000	113,500
Amortization of intangibles	138,179	167,409
(Gain) loss on sale of securities	28,582	(4,289)
Net increase in fair value option instruments and derivatives	(148,710)	—
Decrease in other assets	765,061	3,637
Decrease in accounts payable	(950,556)	(357,367)
Net cash provided in operating activities	1,197,499	762,863
Cash flows from investing activities:

Proceeds from sale of securities available-for-sale	7,002,227	6,356,924
Purchase of investment securities available-for-sale	(40,950,498)	(2,130,700)
Maturity of investment securities available-for-sale	34,154,572	4,994,049
Purchase of securities held-to-maturity	(6,062,783)	—
Maturity of securities held-to-maturity	603,336	—
Maturity of securities held-for-trading	111,929	—
Proceeds from sale of interest rate floor agreement	600,000	—
Increase in loans	(4,111,298)	(12,946,661)
Purchase of property and equipment	(229,842)	(75,989)
Net cash used in investing activities	(8,882,357)	(3,802,377)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	8,412,459	(2,758,044)
Advances from the Federal Home Loan Bank	17,500,000	5,000,000
Repayment of advances from the Federal Home Loan Bank	(7,504,348)	(5,005,741)
Advances from the Federal Home Loan Bank, fair value option	1,500,000	—
Increase in securities sold under agreements to repurchase	5,573,000	5,502,570
Decrease in other borrowings	(71,065)	(30,579)
Repurchase common stock	(266,411)	(1,104,518)
Exercise of stock options	923	185,008
Dividend reinvestment plan	50,756	32,832
Dividends paid	(257,122)	(195,880)
Net cash provided from financing activities	24,938,192	1,625,648
Net increase (decrease) in cash and cash equivalents	17,253,334	(1,413,866)
Cash and cash equivalents at beginning of period	13,681,631	27,814,971
Cash and cash equivalents at end of period	$30,934,965	$26,401,105

Supplemental disclosure:
Cash paid during the period for:
Interest	$4,080,305	$3,884,899
Taxes	$3,025	$100,000
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(536,660)	$221,407

Notes to Consolidated Financial Statements

Note 1     -  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2008 and December 31, 2007, the Company’s results of operations for the three months ended March 31, 2008 and 2007, and the Company’s cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q.  The information included in the Company’s 2007 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 – Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months
	ended March 31,
	2008	2007
Numerator (Included in basic and diluted earnings per share)	$1,123,282	$725,679
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,205,676	3,252,085
Dilutive securities:
Stock options – Treasury stock method	34,854	63,269
Diluted earnings per share	3,240,530	3,315,354
The average market price used in calculating assumed number of shares	$14.44	$17.19

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

The following tables reflect the changes in fair values for the three-month periods ended March 31, 2008 and 2007 and where these changes are included in the income statement:

March 31, 2008

Description	Gain (loss) on sale trading securities	Non-interest income: Fair value adjustment gain (loss)	Total
Trading securities	—	$24,204	$24,204
Interest rate cap/floor		166,483	166,483
Federal Home Loan Bank Advance		(41,957)	(41,957)
Total	$—	$148,730	$148,730

March 31, 2007

Description	Gain (loss) on sale trading securities	Non-interest income: Fair value adjustment gain (loss)	Total
Trading securities	$—	$(7,556)	$(7,556)
Interest rate cap/floor		(12,504)	(12,504)
Federal Home Loan Bank Advance		—	—
Total	$—	$(20,060)	$(20,060)

In connection with the adoption of SFAS 159, the Company was required to adopt SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The following table summarizes quantitative disclosures about  the fair value measurement for each category of assets carried at fair value as of March 31, 2008.

Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,788,361	$—	$2,788,361	$—
Available for sale securities	159,708,198	921,702	158,277,053	509,443
Interest rate cap/floor	1,420	—		1,420
Federal Home Loan Bank advances	(3,074,498)			(3,074,498)
Total	$159,423,481	$921,702	$155,080,378	$1,309,287

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 and 2007 was $642,000 and $791,000, respectively.

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2008 and 2007:

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, December 31, 2007	$509,443	$457,650	$(1,532,541)
Gain (loss) recognized	—	166,463	(41,957)
Payment	—	(622,693)
Issuances	—	—	(1,500,000)
Ending Balance, March 31, 2008	$509,443	$1,420	$(3,074,498)

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, December 31, 2006	$509,443	$371,632
Gain (loss) recognized	—	(12,504)
Payment	—	(22,000)
Issuances	—	—
Ending Balance, March 31, 2007	$509,443	$337,128

Note 4 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on  January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2007, the Company early adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

See Note 3 for the disclosures related to SFAS 157.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis

This Report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to, the following:

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2008 and our notes included in the consolidated financial statements in our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

Results of Operations

Net Income

Our net income for the three months ended March 31, 2008 was $1.1 million, or $.35 diluted earnings per share, as compared to $726,000, or $.22 diluted earnings per share, for the three months ended March 31, 2007.  The increase in net income is primarily due to an increase in net interest income resulting primarily from an increase in the level of average earning assets for the three months ended March 31, 2008, as compared to the same period in 2007, reflecting the continued growth of our bank.  Average earning assets were $498.9 million during the three months ended March 31, 2008, as compared to $459.5 million during the three months ended March 31, 2007, an increase of $39.4 million.  This increase in average earning assets was the primary factor responsible for the increase in net interest income of $379,000 in the first three months of 2008 as compared to the first three months of 2007.  An increase in non-interest income of $313,000, or 28.2%, also contributed to the increase in net income in the first three months of 2008 as compared to the same period in 2007.   Non-interest expense only increased by $21,000, or 0.6%, in the first quarter of 2008, as compared to the same period in 2007.  We made some significant investments that we knew would negatively impact earnings in the first two quarters of 2007, but which we felt would position our bank well for future success.  These investments included hiring additional retail bankers and engaging a consulting firm to assist with identifying non-interest income enhancement and operational efficiency opportunities.  We believe these initiatives helped us to increase earning asset levels, increase non-interest income and significantly reduce the percentage growth of non-interest expense.

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2008 and 2007, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.0 million for the three months ended March 31, 2008, as compared to $3.6 million for the three months ended March 31, 2007.  As described above, this increase was primarily due to an increase in the level of earning assets.  The net interest margin on a taxable equivalent basis increased by 3 basis points from 3.27% at March 31, 2007 to 3.30% at March 31, 2008.   Yields on earning assets decreased by 11 basis points in the first quarter of 2008 as compared to the same period in 2007. The yield on earning assets for the three months ended

March 31, 2008 and 2007 was 6.33% and 6.44%, respectively.  The cost of interest-bearing liabilities during the first three months of 2008 was 3.60% as compared to 3.74% in the same period of 2007, resulting in a 14 basis points decrease.  Interest rates have decreased significantly during the last quarter of 2007 and into the first quarter of 2008, .  The larger decline in our funding cost as compared to our earning asset yields results from our balance sheet mix currently being slightly liability sensitive.

Provision and Allowance for Loan Losses

At March 31, 2008, the allowance for loan losses was $3.7 million, or 1.17% of total loans, as compared to $3.5 million, or 1.14% of total  loans, at December 31, 2007.  Our provision for loan losses was $155,000 for the three months ended March 31, 2008, as compared to $114,000 for the three months ended March 31, 2007.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform a quarterly analysis to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.  The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions.  Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At March 31, 2008, we had $158,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $950,000 that were delinquent 30 to 89 days.  Given the current loan-to-collateral values and other factors, we currently anticipate that we will collect all of the principal and interest on those loans greater than 90 days or more delinquent and still accruing interest, but of course we can provide no assurances that this will be the case.  We had 13 loans in a nonaccrual status in the amount of $642,000 at March 31, 2008.  Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified 9 loans in the amount of $977,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses

	Three Month Ended March 31,
(Dollars in thousands)	2008	2007

Average loans outstanding	$310,798	$282,391
Loans outstanding at period end	$314,178	$288,187
Non-performing assets:
Nonaccrual loans	$642	$791
Loans 90 days past due still accruing	158	332
Foreclosed real estate	62	—
Total non-performing loans	$862	$1,123

Beginning balance of allowance	$3,530	$3,215
Loans charged-off:
1-4 family residential mortgage	—	83
Non-residential real estate	29	—
Home equity	—	—
Commercial	1	—
Installment & credit card	52	39
Total loans charged-off	82	122
Recoveries:
1-4 family residential mortgage	35	1
Non-residential real estate	—	1
Home equity	1	—
Commercial	24	98
Installment & credit card	18	36
Total recoveries	78	136
Net loan charge offs (recoveries)	4	(14)
Provision for loan losses	155	113
Balance at period end	$3,681	$3,342

Net charge -offs to average loans	—	N/A
Allowance as percent of total loans	1.17%	1.16%
Non-performing assets as % of total assets	0.15%	0.20%
Allowance as % of non-performing loans	426.9%	297.6%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2008		December 31, 2007
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category

Commercial, Financial and Agricultural	$119	8.5%	$129	8.7%
Real Estate – Construction	436	10.0%	343	9.1%
Real Estate Mortgage:
Commercial	2,341	56.3%	1,989	55.8%
Residential	230	16.0%	553	16.8%
Consumer	228	9.2%	198	9.6%
Unallocated	327	N/A	318	N/A
Total	$3,681	100.0%	$3,530	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2008 was $1.4 million as compared to $1.1 million during the same period in 2007.  During the first quarter of 2008, deposit service charges increased $51,000 while mortgage origination fees and commissions on the sale of non-deposit investment products increased $82,000 and $11,000, respectively.  The increase in deposit service charges resulted from an increase in certain fees in the second quarter of 2007 as well as an increase in deposit balances and number of accounts between the two periods.  The increase in mortgage origination fees is a result of continued emphasis on this source of non-interest income as well as a continued favorable mortgage interest rate environment.  During the first quarter of 2008, we recognized gains on financial instruments and derivatives carried at fair value in the amount of $149,000, as compared to a loss of $20,000 in the first quarter of 2007.

Total non-interest expense increased by $22,000 to $3.6 million during the first quarter of 2008, as compared to the same quarter in 2007.  During the fourth quarter of 2006 and first quarter 2007, we introduced two initiatives that impacted the first quarter 2007 results.  We began to hire additional personnel, specifically retail bankers, in many of our offices to increase our lending capacity and to continue to focus on core deposit growth.   In addition, in December of 2006 we engaged a consulting firm to assist in identifying process efficiency improvements, expense control opportunities and non-interest income enhancements.  Most of the expense related to the consulting engagement was incurred in the first quarter of 2007.  Throughout 2007 and continuing into 2008, a focus on controlling non-interest expense growth enabled us to achieve the low level of expense growth.   Salaries and employee benefits increased $69,000 to $1.9 million in the first quarter of 2008 as compared to the same period in 2007.  In 2007, we added only one new position to the bank staff.  Although our 2008 budget reflects a higher number of new positions, we will continue our efforts to identify efficiencies that will assist in controlling salary and employee benefit expense.  Marketing and public relations expense increased to $203,000 in the first quarter of 2008, as compared to $174,000 in the three months ended March 31, 2007.  This increase relates to planned increases in various marketing and advertising programs as well as commencing a new television advertising campaign during the first quarter of 2008.  Telephone expense decreased by $29,000 in the first quarter of 2008 as compared to the same period in 2007.  In the first quarter of 2007, we upgraded the system in several of our offices which accounted for the higher expense during that period.  Throughout 2007 we received a credit against our FDIC insurance assessments as a result of the acquisition of Newberry Federal Savings Bank in 2004.  This credit was used up in the first quarter of 2008.  It is expected that we will be assessed FDIC insurance premiums of approximately $200,000 for the balance of 2008.   The decrease in professional fees from $262,000 in the first quarter of 2007 to $199,000 in the first quarter of 2008 is primarily a result of the consulting firm fees expensed in the first quarter of 2007.

The following is a summary of the components of other non-interest expense:

	Three months ended March 31,
(In thousands)	2008	2007
Data processing	$78	$78
Supplies	49	50
Telephone	78	107
Correspondent services	30	43
Insurance	46	53
FDIC deposit insurance and FICO assessment	54	12
Postage	47	49
Professional fees	199	262
Other	221	204
	$802	$858

Income Tax Expense

Our effective tax rate increased to 30.1% in the first quarter of 2008 as compared to 25.8% in the first quarter of 2007.  The increase in the effective tax rate is primarily a result of an increase in pre-tax income and a lower percentage of the average balance of tax exempt securities in the investment portfolio between the two periods.   Our effective tax rate is currently expected to remain 30.0% to 32.0% throughout the remainder of 2008.

Financial Position

Assets totaled $590.3 million at March 31, 2008 as compared to $565.6 million at December 31, 2007, an increase of $24.7 million.  Loans grew by $4.2 million during the three months ended March 31, 2008 from $310.0 million at December 31, 2007 to $314.2 million at March 31, 2008.  At March 31, 2008, loans accounted for 60.9% of earning assets, as compared to 63.3% at December 31, 2007.  The loan to deposit ratio at March 31, 2008 was 75.8%, as compared to 76.4% at December 31, 2007.  Several anticipated larger loan payoffs in the first quarter of 2008 resulted in lower net loan growth during the period.  This lower net loan growth along with improved deposit growth resulted in the lower loan to deposit ratio at March 31, 2008 as compared to December 31, 2007.  Investment securities increased from $175.3 million at December 31, 2007 to $180.0 million at March 31, 2008.  Short-term federal funds sold and interest–bearing bank balances increased from $4.2 million at December 31, 2007 to $20.8 million at March 31, 2008.  The increase in loans, investment securities and short-term overnight investments were funded through growth in deposits of $8.4 million, securities sold under agreements to repurchase of $5.6 million, and Federal Home Loan Bank Advances of $11.5 million.  With an overall decline in deposits in 2007 we have refocused on core deposit growth both through our marketing and officer calling efforts in the first quarter of 2008 and beyond.

Due to falling interest rates during the first quarter of 2008 we had a large dollar amount of government sponsored enterprise (“GSE”) securities with call features redeemed.  These funds were reinvested in other GSE securities including certain GSE mortgage-backed securities. All of these purchased securities were placed in the available-for-sale portfolio.   In addition, we purchased approximately $6.0 million private label whole loan pools and collateralized mortgage obligations.  We believe an opportunity exists in this sector as a result of current volatility in this market and, as a result, we believe the economic value of these securities is not reflected in current pricing levels.  Due to the current volatility in this market sector and our intent to hold these securities to maturity we placed these securities in the held-to-maturity portfolio.  With our current capital and liquidity levels we will continue to evaluate this sector of the market and may increase our investment in these type products after an ongoing analysis of the related interest rate, liquidity, and credit risk, if the spreads relative to other alternatives continues to exist.

As of January 1, 2007, we elected early adoption of  Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities. “  We reclassified certain corporate structured securities, which did not contain an interest rate floor, from the “available-for-sale” category to the “trading” category.  Changes in the “fair value” of assets or liabilities classified under the fair value option in accordance with SFAS 159 are recognized in earnings on a going forward basis.  The change in the fair value during the first quarter of 2007 was a decrease of approximately $7,600.  Prior to adoption of SFAS 159 we had not maintained any investment securities in a trading account.  Subsequent to the adoption of SFAS 159 we have also classified certain Federal Home Loan Bank advances under the fair value option.  With the ability to classify both financial assets and liabilities under the fair value option on an instrument by instrument basis, we believe this standard can provide an opportunity to assist us in managing the impact of interest rate volatility in the future.  See Note 3 under Part I, Item 1 above for related disclosures required under SFAS 159.

The following table shows the composition of the loan portfolio by category:

	March 31,		December 31,
	2008		2007
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$26,705	8.5%	$26,912	8.7%
Real estate:
Construction	31,234	10.0%	28,141	9.1%
Mortgage – residential	50,292	16.0%	52,018	16.8%
Mortgage – commercial	176,911	56.3%	173,173	55.8%
Consumer	29,036	9.2%	29,784	9.6%
Total gross loans	314,178	100.0%	310,028	100.0%
Allowance for loan losses	(3,681)		(3,530)
Total net loans	$310,497		$306,498

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

We are currently liability sensitive within one year.  However, neither the “gap” analysis nor asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.  Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Through simulation modeling we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net interest income over the next 12 months.

During the first quarter of 2008, we sold an interest rate floor agreement that had an expiration date of August 31, 2011 for $600,000.  The floor agreement was originally purchased in August of 2006 with a floor rate of 5.0% three-month LIBOR and a notional amount of $10.0 million to protect in a falling rate environment.  In the first quarter of 2008, we made the decision that interest rates were at or near the bottom of the current interest rate cycle and therefore made the decision to sell. At March 31, 2008, we continue to hold an interest rate cap agreement with a notional amount of $10.0 million.  The cap rate of interest is 4.50% three-month LIBOR.  The fair value of the agreement at March 31, 2008 is $1,400.  This agreement was entered into to protect assets and liabilities from the negative effects of volatility in interest rates. Both the agreement that was sold and the current agreement provide for payments to our bank of the difference between the cap/floor rate of interest and the market rate of interest.  The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement.  The bank’s current exposure to market risk of loss is limited to the market value of the cap.  Any gain or loss on the value of this contract is recognized in earnings on a current basis.  The bank received payments under the terms of the cap contract in the amount $22,000 during the quarter ended March 31, 2007. No payments were received under the terms of the cap contract during the quarter ended March 31, 2008.  No payments were received under the terms of the floor contract in 2007.  In the first quarter of 2008, the bank received $22,000 in payments under the terms of the floor prior to the sale. The bank recognized an increase of $166,000 and a decrease of $12,000 in other income to reflect the increase/decrease in the fair value of the contracts for the quarters ended March 31, 2008 and 2007, respectively. The cap agreement expires on August 1, 2009.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2008 and December 31, 2007 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	March 31, 2008	December 31, 2007
+200bp	+ 0.52%	- 0.67%
+100bp	+ 0.34%	+ 0.35%
Flat	—	—
-100bp	- 3.32%	- 2.75%
-200bp	- 8.29%	- 7.07%

Even though we are liability sensitive, the model at March 31, 2008 reflects a decrease in net interest income in a declining rate environment.  This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where we believe they cannot be repriced in proportion to the change in interest rates.  The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At March 31, 2008, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 20.31%, as compared to 15.39% at December 31, 2007.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, trading securities and investment securities available-for-sale represents 31.1% of total assets at March 31, 2008.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At March 31, 2008, the amount of certificates of deposits of $100,000 or more represented 22.9% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2008, we had issued commitments to extend credit of $52.6 million, including $24.5 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We are not aware of any trends, events or uncertainties not discussed in this report that we expect to result in a significant adverse effect on our liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

We have generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the bank for at least the next 12 months.  We anticipate that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 10.8% and 11.3% of total assets at March 31, 2008 and December 31, 2007, respectively. The bank maintains federal funds purchased lines in the amount of $10.0 million with several financial institutions, although these have not utilized in 2008. The FHLB Atlanta has approved a line of credit of up to 15% of the bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans.  We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non-core sources.  We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

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

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 13.2%, 14.2% and 8.9%,

respectively, at March 31, 2008, as compared to 12.8%, 13.8% and 8.8%, respectively, at December 31, 2007.  The Company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 14.0%, 15.0% and 9.5%,  respectively, at March 31, 2008, as compared to 13.7%, 14.6% and 9.3%, respectively, at December 31, 2007.   This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$310,797,952	$5,522,031	7.15%	$282,390,687	$5,223,571	7.50%
Securities:	176,003,657	2,236,093	5.11%	168,901,746	1,964,482	4.72%
Other short-term investments	12,090,134	95,749	3.19%	8,246,427	110,313	5.43%
Total earning assets	498,891,743	7,853,873	6.33%	459,538,860	7,298,366	6.44%
Cash and due from banks	10,830,919			11,113,827
Premises and equipment	19,700,989			20,881,235
Other assets	49,880,500			50,536,757
Allowance for loan losses	(3,571,330)			(3,261,171)
Total assets	$575,732,821			$538,809,508
Interest-bearing liabilities
Interest-bearing transaction accounts	47,969,687	44,393	0.37%	56,437,892	67,809	0.49%
Money market accounts	39,921,577	263,699	2.66%	44,033,554	343,167	3.16%
Savings deposits	23,660,600	31,175	0.53%	25,658,736	43,315	0.68%
Time deposits	219,176,722	2,543,713	4.67%	204,189,344	2,378,655	4.72%
Other borrowings	101,711,213	983,486	3.89%	69,704,556	856,723	4.98%
Total interest-bearing liabilities	432,439,799	3,866,466	3.60%	400,024,082	3,689,669	3.74%
Demand deposits	72,749,102			70,947,804
Other liabilities	6,238,910			4,888,292
Shareholders’ equity	64,305,010			62,949,330
Total liabilities and shareholders’ equity	$575,732,821			$538,809,508

Net interest spread			2.73%			2.70%
Net interest income/margin		$3,987,407	3.21%		$3,608,697	3.18%
Net interest income/margin (taxable equivalent)		$4,096,601	3.30%		$3,705,268	3.27%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market.  At both the April 17, 2007 and January 15, 2008 meetings our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 250,000.  The Board has not established an expiration date for this repurchase plan.  The following table reflects share repurchase activity during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	400	$14.05	400	59,787
February 1, 2008 – February 29, 2008	15,800	15.12	15,800	43,987
March 1, 2008 to March 31, 2008	1,500	14.61	1,500	42,487
Total	17,700	$15.05	17,700	42,487

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for a vote during the three months ended March 31, 2008.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	May 13, 2008	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	May 13, 2008	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications