Form 10-Q
period 2008-06-30
FIRST COMMUNITY CORP /SC/
filed 2008-08-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On July 31, 2008, 3,200,231 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I -

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,250,628	$9,439,159
Interest-bearing bank balances	479,130	48,196
Federal funds sold and securities purchased under agreements to resell	5,243,429	4,194,276
Investment securities - available for sale	153,970,131	160,908,253
Investment securities - held to maturity (market value of $70,988,194 and $6,360,733 at June 30, 2008 and December 31, 2007, respectively)	74,290,961	6,316,570
Trading securities	2,626,046	2,876,086
Other investments, at cost	7,235,095	5,156,595
Loans	319,112,162	310,028,490
Less, allowance for loan losses	3,744,337	3,530,328
Net loans	315,367,825	306,498,162
Property, furniture and equipment - net	19,652,188	19,701,466
Bank owned life insurance	10,100,088	9,919,728
Goodwill	27,761,219	27,761,219
Intangible assets	1,722,219	1,983,280
Other assets	10,869,516	10,809,810
Total assets	$640,568,475	$565,612,800
LIABILITIES
Deposits:
Non-interest bearing demand	$73,301,908	$79,508,510
NOW and money market accounts	97,400,584	88,038,360
Savings	24,985,824	24,272,030
Time deposits less than $100,000	151,265,301	122,435,709
Time deposits $100,000 and over	90,600,105	91,599,759
Total deposits	437,553,722	405,854,368
Securities sold under agreements to repurchase	23,347,100	23,334,200
Federal Home Loan Bank Advances	95,065,109	49,299,478
Federal Home Loan Bank Advances, at fair value	2,486,566	1,532,541
Junior subordinated debt	15,464,000	15,464,000
Other borrowed money	128,419	190,386
Other liabilities	5,331,252	5,942,207
Total liabilities	579,376,168	501,617,180
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized, issued and outstanding 3,200,231 and 3,211,011 at June 30, 2008 and December 31, 2007, respectively	3,200,231	3,211,011
Additional paid in capital	48,458,846	48,616,512
Retained earnings	11,281,506	14,564,054
Accumulated other comprehensive income (loss)	(1,748,276)	(2,395,957)
Total shareholders’ equity	61,192,307	63,995,620
Total liabilities and shareholders’ equity	$640,568,475	$565,612,800

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$10,926,878	$10,738,564
Taxable securities	5,035,765	3,695,437
Non taxable securities	206,944	217,304
Federal funds sold and securities purchased under resale agreements	150,720	170,389
Other	17,518	17,692
Total interest income	16,337,825	14,839,386
Interest expense:
Deposits	5,741,257	5,683,534
Federal funds sold and securities sold under agreement to repurchase	225,574	562,323
Other borrowed money	1,896,965	1,217,178
Total interest expense	7,863,796	7,463,035
Net interest income	8,474,029	7,376,351
Provision for loan losses	364,100	225,500
Net interest income after provision for loan losses	8,109,929	7,150,851
Non-interest income:
Deposit service charges	1,321,270	1,257,317
Mortgage origination fees	330,341	181,238
Commission on sale of non deposit investment products	158,237	143,433
Gain (loss) on sale of securities	(28,582)	73,694
Fair value gain (loss) adjustments	172,930	(92,368)
Other-than-temporary-impairment write-down on securities	(6,162,383)	—
Other	729,395	679,432
Total non-interest income	(3,478,792)	2,242,746
Non-interest expense:
Salaries and employee benefits	3,907,322	3,609,506
Occupancy	559,804	571,332
Equipment	642,243	632,670
Marketing and public relations	300,586	278,826
Amortization of intangibles	261,060	334,819
Other	1,756,246	1,712,514
Total non-interest expense	7,427,261	7,139,667
Net income before tax	(2,796,124)	2,253,930
Income taxes (benefit)	(437,089)	635,264
Net income (loss)	$(2,359,035)	$1,618,666

Basic earnings (loss) per common share	$(0.74)	$0.50
Diluted earnings (loss) per common share	$(0.73)	$0.49

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$5,404,847	$5,514,993
Taxable securities	2,906,228	1,839,976
Non taxable securities	100,388	108,283
Federal funds sold and securities purchased under resale agreements	65,482	67,257
Other	7,007	10,511
Total interest income	8,483,952	7,541,020
Interest expense:
Deposits	2,858,277	2,850,587
Federal funds sold and securities sold under agreement to repurchase	77,923	295,027
Other borrowed money	1,061,130	627,752
Total interest expense	3,997,330	3,773,366
Net interest income	4,486,622	3,767,654
Provision for loan losses	209,100	112,000
Net interest income after provision for loan losses	4,277,522	3,655,654
Non-interest income:
Deposit service charges	657,560	644,782
Mortgage origination fees	144,682	77,081
Commission on sale of non deposit investment products	70,107	65,981
Gain on sale of securities	—	69,405
Fair value gain (loss) adjustments	24,220	(72,308)
Other-than-temporary-impairment write-down on securities	(6,162,383)	—
Other	365,190	349,015
Total non-interest income	(4,900,624)	1,133,956
Non-interest expense:
Salaries and employee benefits	2,006,385	1,778,050
Occupancy	281,233	288,411
Equipment	317,445	321,453
Marketing and public relations	97,620	104,596
Amortization of intangibles	122,881	167,410
Other	954,448	854,083
Total non-interest expense	3,780,012	3,514,003
Net income before tax	(4,403,114)	1,275,607
Income taxes (benefit)	(920,797)	382,620
Net income (loss)	$(3,482,317)	$892,987

Basic earnings (loss) per common share	$(1.09)	$0.28
Diluted earnings (loss) per common share	$(1.08)	$0.27

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income (Loss)

Six Months ended June 30, 2008 and June 30, 2007

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	3,264,608	$3,264,608	$49,695,346	$12,033,065	$(1,785,368)	$63,207,651
Comprehensive Income:
Net income				1,618,666		1,618,666
Cumulative adjustment to initially apply FASB Statement No. 159				(559,678)	559,678
Accumulated other comprehensive income net of income tax benefit of $394,385					(732,430)
Less: reclassification adjustment for gains included in net income, net of tax of $25,793					(47,901)
Other comprehensive income (loss)					(780,331)	(780,331)
Comprehensive income						838,335
Dividends paid ($0.13 per share)				(421,424)		(421,424)
Common stock repurchased	(82,513)	(82,513)	(1,367,679)			(1,450,192)
Options exercised	54,230	54,230	660,692			714,922
Dividend reinvestment plan	4,983	4,983	77,385			82,368
Balance, June 30, 2007	3,241,308	$3,241,308	$49,065,744	$12,670,629	$(2,006,021)	$62,971,660

Balance, December 31, 2007	3,211,011	$3,211,011	$48,616,512	$14,564,054	$(2,395,957)	$63,995,620
Comprehensive Income:
Net income (loss)				(2,359,035)		(2,359,035)
Accumulated other comprehensive income (loss) net of income tax benefit of $2,202,637					(4,090,612)
Less: reclassification adjustment for losses included in net income, net of tax of $1,452,672					4,738,293
Other comprehensive income					647,681	647,681
Comprehensive income (loss)						(1,711,354)
Cumulative adjustment to initially apply EITF 06-4				(410,644)		(410,644)
Dividends paid ($0.16 per share)				(512,869)		(512,869)
Common stock repurchased	(17,700)	(17,700)	(248,711)			(266,411)
Options exercised	100	100	823			923
Dividend reinvestment plan	6,820	6,820	90,222			97,042
Balance, June 30, 2008	3,200,231	$3,200,231	$48,458,846	$11,281,506	$(1,748,276)	$61,192,307

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,359,035)	$1,618,666
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation	525,430	551,006
Premium amortization (discount accretion)	(382,721)	(359,346)
Provision for loan losses	364,100	225,500
Amortization of intangibles	261,060	334,818
(Gain) loss on sale of securities	28,582	(73,694)
Other-than-temporary-impairment write-down on securities	6,162,383	—
Net (increase) decrease in fair value option instruments and derivatives	(172,930)	90,379
(Increase) decrease in other assets	(994,990)	243,618
Increase (decrease) in other liabilities	(1,021,600)	(139,941)
Net cash provided in operating activities	2,410,279	2,491,006
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(47,620,255)	(9,522,961)
Maturity of investment securities available-for-sale	39,845,376	12,439,958
Proceeds from sale of securities available-for-sale	7,470,328	6,358,924
Purchase of investment securities held-to-maturity	(71,110,383)	—
Maturity of investment securities held-to-maturity	3,172,341	148,686
Purchase of securities held-for-trading	—	(3,098,097)
Maturity of securities held-for-trading	237,209	40,005
Proceeds from sale of securities held-for-trading	—	3,463,665
Proceeds from sale of interest rate floor agreement	600,000	—
Increase in loans	(9,740,895)	(26,886,526)
Purchase of property and equipment	(476,152)	(106,222)
Net cash used in investing activities	(77,622,431)	(17,162,568)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	32,274,138	(12,168,931)
Increase (decrease) in securities sold under agreements to repurchase	12,900	5,490,620
Increase (decrease) in other borrowings	(61,967)	19,006
Advances from the FHLB	63,900,000	25,000,000
Repayment of advances FHLB	(19,440,048)	(13,008,621)
Advances from FHLB, fair value option	2,500,000	1,500,000
Repurchase of common stock	(266,411)	(1,450,192)
Proceeds from exercise of stock options	923	714,922
Dividends paid	(512,869)	(421,424)
Dividend reinvestment plan	97,042	82,368
Net cash provided from financing activities	78,503,708	5,757,748
Net increase (decrease) in cash and cash equivalents	3,291,556	(8,913,814)
Cash and cash equivalents at beginning of period	13,681,631	27,814,971
Cash and cash equivalents at end of period	16,973,187	18,901,157
Supplemental disclosure:
Cash paid during the period for:
Interest	$8,134,419	$6,721,984
Income taxes	$613,025	$100,000
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(973,730)	$(1,228,303)

Notes to Consolidated Financial Statements

Note 1   - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income (loss), the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”) present fairly in all material respects the Company’s financial position at June 30, 2008 and December 31, 2007, the Company’s results of operations for the six and three months ended June 30, 2008 and 2007, and the Company’s cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 – Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Numerator (Included in basic and diluted earnings per share)	$(2,359,035)	$1,618,666	$(3,482,317)	$892,987

Denominator
Weighted average common shares Outstanding for:
Basic earnings per share	3,202,136	3,242,435	3,198,598	3,232,892
Dilutive securities:
Stock options - Treasury Stock method	31,506	54,632	30,058	55,591
Diluted earnings per share	3,233,642	3,297,067	3,228,656	3,288,573

The average market price used in calculating assumed number of Shares	$13.98	$17.06	$13.73	$17.05

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

The following tables reflect the changes in fair values for the three-month and six-month periods ended June 30, 2008 and 2007 and where these changes are included in the income statement:

Description	Non-interest income:fair value adjustment gain (loss) six months ended 6/30/2008	Non-interest income:fair value adjustment gain (loss) three months ended 6/30/2008
Trading securities	$(12,831)	$(37,035)
Interest rate cap/floor	171,125	4,662
Federal Home Loan Bank Advance	14,636	56,593
Total	$172,930	$24,220

Description	Non-interest income:fair value adjustment gain (loss) six months ended 6/30/2007	Non-interest income:fair value adjustment gain (loss) three months ended 6/30/2007
Trading securities	$(36,944)	$(29,388)
Interest rate cap/floor	(54,464)	(41,960)
Federal Home Loan Bank Advance	(960)	(960)
Total	$(92,368)	$(72,308)

There were no gains or losses on sale of trading securities in six or three months ended June 30, 2008.  During the six and three months ended June 30, 2007 a gain on sale of trading securities in the amount of $69,405 is included in “gain (loss) on sale of securities”   in the consolidated statement of income.

In connection with the adoption of SFAS 159, the Company was required to adopt SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2008.

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,626,046	$—	$2,626,046	$—
Available for sale securities	153,970,131	922,095	152,538,748	509,288
Interest rate cap/floor	6,082	—	—	6,082
Federal Home Loan Bank Advances	(2,486,566)	—	—	(2,486,566)
Total	$154,115,693	$922,095	$155,164,794	$(1,971,196)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 and 2007 was $814,000 and $661,000, respectively.

The following table reconciles the changes in Level 3 financial instruments for the six months ended June 30, 2008 and 2007:

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, December 31, 2007	$509,288	$457,650	$(1,532,541)
Gain (loss) recognized	—	171,125	14,636
Payment	—	(622,693)	1,531,339
Issuances	—	—	(2,500,000)
Balance, June 30, 2008	$509,288	$6,082	$(2,486,566)

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, December 31, 2006	$509,443	$371,632
Gain (loss) recognized	—	(54,464)
Payment	—	(43,726)
Issuances	—	—
Ending Balance, June 30, 2007	$509,443	$273,442

Note 4 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted.  The adoption of FSP No. APB 14-1 will have no material effect on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  The adoption of FSP EITF 03-6-1 will have no material effect on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The following discussion describes our results of operations for the three-month and six-month periods ended June 30, 2008 as compared to the three-month and six-month periods ended June 30, 2007, and also analyzes our financial condition as of June 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of June 30, 2008 in this report and our notes included in the consolidated financial statements in our 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Comparison of Results of Operations for Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007:

Net Income

Our net loss for the six months ended June 30, 2008 was $2.4 million, or $.73 diluted loss per share, as compared to net income of $1.6 million, or $.49 diluted earnings per share, for the six months ended June 30, 2007.  The net loss for the six months ended June 30, 2008 included a charge to recognize an “other-than-temporary-impairment”  in the amount of $6.2 million on our investment in a preferred stock issue of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a government sponsored enterprise (“GSE”) reflecting a write down of its carrying value from $14.3 million to $8.1 million.  The decision to recognize the unrealized mark-to-market loss on this investment grade security as an other-than-temporary impairment (“OTTI”) is based on the significant decline in the market value of the security caused by recent events, potential deterioration of Freddie Mac’s financial condition, and current lack of clarity about the impact of the announced plan (which has been approved by the House and Senate and signed into law by the President), that provides support for Freddie Mac as well as other GSE’s.  The preferred stock issue is an investment grade security (AA- by S&P and A1 by Moody’s) purchased in 2003 and acquired by First Community Corporation in the 2004 merger with Dutchfork Bankshares.  The security is included in the available-for-sale securities portfolio, and the quarterly dividend continues to be paid as agreed under the terms of the preferred stock issue.  Prior to this charge, impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction to equity through other comprehensive income.  In connection with this charge we established a valuation reserve for a portion of the related deferred tax benefit.  The charge results in a deferred capital loss and the tax benefit may be limited to the extent we recognize capital gains in the future.  We had operating earnings for the six months ended June 30, 2008 of $2.4 million or $0.74 per share as compared to $1.6 million or $0.47 per share for the six months ended June 30, 2007.

Another significant decision that impacted our results for the six and three months ended June 30, 2008 was the implementation of a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency mortgage backed securities and collateralized mortgage obligations.   We initiated this strategy because we believe the pricing levels of these securities and related funding opportunities provided the ability to realize significant spread not typically available in leverage strategies.  The weighted average yield on the investment securities purchased was approximately 6.82%. All of the mortgage assets acquired were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities.  The assets acquired as part of this strategy have been classified as held-to-maturity in the investment portfolio.  The securities were acquired on the open market through securities dealers. Prior to initiating each transaction, we performed a thorough analysis, evaluating the associated credit risk, interest rate risk, liquidity and capital risk as well as related funding options.  The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million.  The weighted average cost of funding was approximately 4.28%.  We believe this opportunity existed as a result of the ongoing volatility in this market sector and the economic value of these securities was not reflected at the pricing levels.

The increase in operating earnings is primarily due to an increase in net interest income resulting primarily from an increase in the level of average earning assets for the six months ended June 30, 2008, as compared to the same period in 2007, reflecting the continued growth of our bank including the above mentioned leverage strategy.  Average earning assets were $526.1 million during the six months ended June 30, 2008, as compared to $461.9 million during the six months ended June 30, 2007, an increase of $64.2 million.  This increase in average earning assets was the primary factor responsible for the increase in net interest income of $1.1 million in the first six months of 2008 as compared to the first six months of 2007.  As a result of the OTTI charge, we had a non-interest income loss during the first six months of 2008 of $3.5 million.  Non-interest income (excluding the OTTI charge) was $2.7 million for the six months ended June 30, 2008 as compared to $2.2 million for the same period in 2007.  This increase of $441,000, or 19.7%, also contributed to the increase in operating income in the first six months of 2008 as compared to the same period in 2007.   Non-interest expense increased by $288,000, or 4.0%, in the first six months of 2008, as compared to the same period in 2007.

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2008 and 2007, along with average balances and the related interest income and interest expense amounts.

Net interest income was $8.5 million for the six months ended June 30, 2008 as compared to $7.4 million for the six months ended June 30, 2007.  This increase was primarily due to an increase in the level of earning assets.  The yield on earning assets decreased by 23 basis points during the six months ended June 30, 2008 as compared to the same period in 2007.   The cost of interest-bearing liabilities also decreased by 31 basis points during these two periods.  Interest rates decreased significantly during the last quarter of 2007 and first quarter of 2008.  The larger decline in our funding cost as compared to our earning asset yields results from our balance sheet mix being slightly liability sensitive.  The net interest margin on a taxable equivalent basis remained flat at 3.31% for the six months ended June 30, 2008 as compared to the same period in 2007.

Reconciliations

The following is a reconciliation for both the six- and three-month periods ended June 30, 2008 and 2007, of net income (loss) as reported for generally accepted accounting principles (GAAP) and the non-GAAP measure referred to throughout our discussion of “operating earnings”.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income (loss), As Reported (GAAP)	$(3,482)	$893	$(2,359)	$1,619
Add: Income tax expense (benefit)	(921)	383	(437)	635
	(4,403)	1,276	(2,796)	2,254
Non-operating items:
(Gain) loss on sale of securities	—	(69)	28	(74)
Other-than-temporary-impairment charge	6,162	—	6,162	—
Pre-tax operating earnings (loss)	1,759	1,207	3,394	2,180
Related income tax expense	521	362	1,013	614
Operating earnings, (net income, excluding non operating items)	$1,238	$845	$2,381	$1,566

The following is a reconciliation for both the six-and three-month periods ended June 30, 2008 and 2007, of non-interest income (loss) as reported for generally accepted accounting principles (GAAP) and the non-GAAP measure referred to throughout our discussion regarding non-interest income (loss).

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Non-interest income (loss), As Reported (GAAP)	$(4,901)	$1,134	$(3,479)	$2,243
Non-operating items:
(Gain) loss on sale of securities	—	(69)	28	(74)
Other-than-temporary-impairment charge	6,162	—	6,162	—
Operating non-interest income	$1,261	$1,065	$2,711	$2,169

Our management believes that the non-GAAP measures above are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner.  These non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP, and investors should consider the OTTI charge in the second quarter of 2008 when assessing the performance of the Company.   Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

Provision and Allowance for Loan Losses

At June 30, 2008, the allowance for loan losses was $3.7 million, or 1.17% of total loans, as compared to $3.5 million, or 1.14% of total loans, at December 31, 2007.  Our provision for loan losses was $364,000 for the six months ended June 30, 2008, as compared to $226,000 for the six months ended June 30, 2007.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At June 30, 2008, we had $569,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $683,000 that were delinquent 30 days to 89 days.  Due to the current loan to collateral values or other factors it is anticipated that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest.  We had sixteen loans in a nonaccrual status in the amount of $814,000 at June 30, 2008.  Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified five (5) loans in the amount of $676,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses	Six Month Ended June 30,
(Dollars in thousands)	2008	2007
Average loans outstanding	$313,266	$289,003
Loans outstanding at period end	$319,112	$302,152
Non-performing assets:
Nonaccrual loans	$814	$661
Loans 90 days past due still accruing	569	307
Foreclosed real estate	173	66
Total non-performing loans	$1,556	$1,034
Beginning balance of allowance	$3,530	$3,215
Loans charged-off:
1-4 family residential mortgage	103	111
Multi-family residential	29	—
Non-residential real estate	29	—
Home equity	—	32
Commercial	1	22
Installment & credit card	95	107
Total loans charged-off	257	272
Recoveries:
1-4 family residential mortgage	37	2
Non-residential real estate	8	53
Home equity	3	2
Commercial	30	147
Installment & credit card	29	52
Total recoveries	107	256
Net loan charge offs	150	16
Provision for loan losses	364	226
Balance at period end	$3,744	$3,425
Net charge -offs to average loans	.05%	.01%
Allowance as percent of total loans	1.17%	1.13%
Non-performing assets as % of total assets	0.24%	0.19%
Allowance as % of non-performing loans	240.62%	331.24%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30, 2008		December 31, 2007
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$191	8.4%	$129	8.7%
Real Estate – Construction	226	9.1%	343	9.1%
Real Estate Mortgage:
Commercial	2,592	56.9%	1,989	55.8%
Residential	148	16.2%	553	16.8%
Consumer	380	9.4%	198	9.6%
Unallocated	207	N/A	318	N/A
Total	$3,744	100.0%	$3,530	100.0%

Non-interest Income and Non-interest Expense

As a result of the OTTI charge, we had a non-interest income loss during the first six months of 2008 of $3.5 million.  Non-interest income (excluding the OTTI charge) during the first six months of 2008 was $2.7 million as compared to $2.2 million during the same period in 2007.  During the first six months of 2008, we realized losses on sale of securities in the amount of $29,000 as compared to gains of $74,000 in the same period of 2007.  Deposit service charges increased $64,000, or 5.1%.  The increase in deposit service charges results from an increase in certain fees in the middle of the second quarter of 2007.   Mortgage origination fees increased $149,000 or 82.3% in the six months ended June 30, 2008 as compared to the same period in 2007.  This increase results from a continued emphasis on this source of revenue as well as the continued favorable mortgage interest rate environment.  In the six months ended June 30, 2008, we recognized gains on financial instruments and derivatives carried at fair value in the amount of $173,000, as compared to a loss of $92,000 in the same period of 2007.  Other non-interest income increased by $50,000 in the first six months of 2008 as compared to the same period in 2007.  The increase reflects an increase in ATM surcharge and debit card exchange fees as a result of continued increased usage by our customer base.

Total non-interest expense increased by $287,000 during the first six months of 2008 as compared to the same period of 2007.    This primarily relates to increased salary and employee benefits expense.  In the first six months of 2008 salaries and employee benefits increased $298,000 as compared to the same period in 2007.  At June 30, 2008 we had 143 full time equivalent employees as compared to 138 at June 30, 2007.  The increases in staffing included one addition each to our network support services, internal audit, training, branch administration and retail deposit sales staff.   Also contributing to the increase in salary and benefits are some modifications to our commercial lender, retail banker and customer service staff incentive plans.    Marketing and public relations expense increased 7.9% from $279,000 in 2007 as compared to $301,000 in the six months ended June 30, 2008.  The increase relates to planned increases in both print and media marketing in 2008 as compared to the same period of 2007.  It is anticipated that the marketing expense variance will remain the same throughout 2008 as compared to 2007.  The amortization of intangibles decreased to $261,000 in the first six months of 2008 from $335,000 in the same period of 2007.  In January 2008 we recorded the final monthly amortization of core deposit premium related to the 2001 acquisition of our Chapin Branch.  Throughout 2007 we received a credit against our FDIC insurance assessments as a result of the acquisition of Newberry Federal Savings Bank in 2004.  This credit was used up in the first quarter of 2008.  It is expected that we will be assessed FDIC total insurance premiums of approximately $240,000 for 2008.

The decrease in professional fees from $512,000 in the first half of 2007 to $415,000 in the comparable period of 2008 is primarily a result of consulting firm fees expensed in the first half of 2007 related to a process efficiency improvement engagement performed by an outside consulting firm.  There were only moderate variances in other non-interest expense categories in the first six months of 2008 as compared to 2007.   This reflects our continued effort to control increases in non-interest expense as we continue to increase net interest income and other sources of revenue.

The following is a summary of the components of other non-interest expense:

	Six months ended
	June 30,
(Dollars in thousands)	2008	2007
ATM/debit card processing	$153	$163
Supplies	94	117
Telephone	163	191
Correspondent services	53	81
FDIC/FICO insurance assessment	110	25
Insurance	101	116
Postage	91	97
Professional fees	415	512
Other	576	411
	$1,756	$1,713

Income Tax Expense

In the first six months of 2008, we had an effective tax benefit rate of 15.6% as compared to an effective tax expense rate of 28.2% during the same period of 2007. The lower benefit rate in 2008 reflects the effect of establishing a

$700,000 valuation reserve for the deferred tax benefit resulting from the OTTI charge of $6.2 million. Our effective tax rate is currently expected to be 30.0% to 32.0% during the remainder of 2008.

Comparison of Results of Operations for Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007:

Net Income

Our net loss for the second quarter of 2008 was $3.5 million, or $1.08 diluted loss per share, as a result of the OTTI charge, as compared to net income of $893,000, or $0.27 diluted earnings per share during the comparable period in 2007.  As noted above under “Reconciliations,” our operating earnings were $1.2 million, or $0.38 per diluted share, for the three months ended June 30, 2008 as compared to $845,000, or $0.26 diluted earnings per share, for the same period in 2007.  Net interest income increased by $719,000 for the three months ended June 30, 2008 from $3.8 million in 2007 to $4.5 million in 2008.  The increase in net interest income is primarily due to the increase in the level of average earning assets resulting from the implementation of the leverage strategy discussed previously as well as core internal growth. Average earning assets equaled $552.8 million during the second quarter of 2007 as compared to $464.2 million during the second quarter of 2007.

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2008 and 2007, along with average balances and the related interest income and interest expense amounts.

The yield on average earning assets decreased to 6.17% in the second quarter of 2008 from 6.52% in the second quarter of 2007. The cost of interest bearing liabilities also decreased to 3.32% in second quarter of 2008 as compared to 3.78% in the second quarter of 2007.  The net interest margin remained flat at 3.26% for the three months ended June 30, 2008 and 2007  On a fully taxable equivalent basis, we had a net interest margin of 3.33% and 3.34% for the three months ended June 30, 2008 and 2007, respectively.

Non-interest Income and Non-interest Expense

As a result of the OTTI charge, we had a non-interest income loss of $4.9 million for the three months ended June 30, 2008.  As reflected in the chart above under “Reconciliations,” we earned $1.3 million in non-interest income (excluding the OTTI charge) for the three months ended June 30, 2008 as compared to $1.1 million in the same period of 2007.  Deposit service charges increased by $13,000 in the three months ended June 30, 2008 as compared to the same period in 2007.  Mortgage origination fees increased by $68,000 or 87.7% during the three months ended June 30, 2008 as compared to the same period in 2007.  As previously discussed this increase results from a continued emphasis on this source of revenue as well as the continued favorable mortgage interest rate environment

Total non-interest expense increased by $266,000 in the second quarter of 2008 as compared to the same quarter of 2007.  This was primarily due to the staff additions and incentive plan modifications noted in the six month results.  Non-interest expense “Other” increased by $100,000 in the second quarter of 2008 as compared to the same period in 2007.  As discussed in the six month results, this increase primarily relates to an increase in FDIC insurance premium cost.  Throughout 2007 we had a credit applied to the premiums related to our acquisition of Newberry Federal Savings Bank in 2004.  In the second quarter of 2008 this premium increased expenses by approximately $56,000 as compared to the same period in 2007.  All other variances in non-interest expenses during the three months ended June 30, 2008 as compared to the same period of 2007 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $640.6 million at June 30, 2008 as compared to $565.6 million at December 31, 2007, an increase of $75.0 million.  As previously discussed during the second quarter of 2008 we implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency mortgage backed securities and collateralized mortgage obligations (CMOs).  The weighted average yield on the investment securities purchased was approximately 6.82%. All of the mortgage assets acquired were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities.  The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio.  Prior to initiating each transaction, we performed a thorough analysis, evaluating the associated credit risk, interest rate risk, liquidity and capital risk as well as related funding options.  The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million.  The weighted average cost of funding was approximately 4.28%.

Due to falling interest rates during the first quarter of 2008 we had a large dollar amount of government sponsored enterprise (“GSE”) securities with call features redeemed.  These funds were reinvested in other GSE securities including certain GSE mortgage-backed securities. All of these purchased securities were placed in the available-for-sale portfolio.   In addition, we purchased approximately $6.0 million private label whole loan pools and collateralized mortgage obligations.  Due to the current volatility in this market sector and our intent to hold these private label whole loan securities to maturity we placed these securities in the held-to-maturity portfolio.  In addition, to the securities acquired in the leverage strategy we own approximately $108.1 million in other mortgage-backed securities and CMO’s that are included in our available-for-sale portfolio.  Of these $25.8 million are non-agency mortgage- backed or CMO securities and $82.3 million are securities issued by GSE’s.

As previously discussed we recognized an OTTI charge to write down our investment in a Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock issue.  The carrying value of the preferred stock prior to the write down was $14.3 million and after the write down the carrying value is $8.1 million which is 50% of the securities par value.  The decision to recognize the unrealized mark-to-market loss on this investment grade security is based on the significant decline in the market value of the security caused by recent events, potential deterioration of Freddie Mac’s financial condition, and current lack of clarity about the impact of the announced plan (which has been approved by the House and Senate and signed into law by the President), that provides support for Freddie Mac as well as other GSE’s.  The preferred stock issue is an investment grade security (AA- by S&P and A1 by Moody’s) purchased in 2003 and acquired by First Community Corporation in the 2004 merger with Dutchfork Bankshares.  With the passage of the recent plan we do not believe that there will be any further need to write-down this security but if the financial condition of Freddie Mac continues to deteriorate or the current economic cycle continues for a prolonged period there can be no assurances that further impairment charges will not be necessary.

With the significant volatility and uncertainty in the financial markets we have implemented procedures to insure that we are monitoring and evaluating the securities portfolio on a monthly basis.  The procedures enable us to identify deterioration or potential problems in the portfolio on a security by security basis.  The procedures include evaluating changes in credit ratings on securities and the issuers, changes in market values and reviewing the underlying collateral and credit support on individual securities.  The analysis of privately issued mortgage-backed securities and CMO’s includes stressing the securities under various continuous default scenarios to identify the potential for future credit/principal losses.  Based on our evaluation we have not identified any other securities that we consider other-than-temporarily-impaired.  Depending on how severe and prolonged the current economic cycle lasts and how severe the continued adverse impact this cycle has on the financial markets there can be no assurances that future impairment charges will not be necessary on other segments of our investment portfolio.

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

Short-term federal funds sold and interest–bearing bank balances increased from $4.2 million at December 31, 2007 to $5.7 million at June 30, 2008.

Loans grew by $9.1 million during the six months ended June 30, 2008 from $310.0 million at December 31, 2007 to $319.1 million at June 30, 2008.  At June 30, 2008, loans accounted for 56.7% of earning assets, as compared to 63.3% at December 31, 2007.  The loan to deposit ratio at June 30, 2008 was 72.9%, as compared to 76.4% at December 31, 2007.

The following table shows the composition of the loan portfolio by category:

	June 30,		December 31,
	2008		2007
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$26,797	8.4%	$26,912	8.7%
Real estate:
Construction	28,922	9.1%	28,141	9.1%
Mortgage – residential	51,633	16.2%	52,018	16.8%
Mortgage – commercial	181,548	56.9%	173,173	55.8%
Consumer	30,212	9.4%	29,784	9.6%
Total gross loans	319,112	100.0%	310,028	100.0%
Allowance for loan losses	(3,744)		(3,530)
Total net loans	$315,368		$306,498

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

The increase in loans, investment securities and short-term overnight investments were funded through growth in deposits of $31.7 million and Federal Home Loan Bank Advances of $46.7 million.  As previously discussed the leverage strategy implemented in the second quarter of 2008 was funded by $36.0 million in Federal Home Loan Bank (“FHLB”) advances and $23.0 million in brokered certificates of deposits (“CDs”).  These FHLB advances have a weighted average life of 5.8 years and weighted average rate of 3.94%.  The brokered CDs had a weighted average life of 5.9 years and weighted average rate of 4.82%.  We have not relied on brokered CDs to fund any of our assets in the past.  These CDs have a call feature whereby we have the option to call the CD as of any quarter end until maturity.  The flexibility to call these CDs provides us some protection in a declining rate environment whereby if the cash flows from the acquired assets accelerate we can then call the CDs.  If rates drop we also have the option to call the CDs and refinance at possibly lower rates.

Excluding the brokered CDs, deposits grew $8.7 million in the six months ended June 30, 2008 which funded the previously mentioned loan growth.  With an overall decline in deposits in 2007 we have refocused on core deposit growth both through our marketing and officer calling efforts in the first half of 2008 and beyond.

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

During the first quarter of 2008, we sold an interest rate floor agreement that had an expiration date of August 31, 2011 for $600,000.   The floor agreement was originally purchased in August of 2006 with a floor rate of 5.0% three-month LIBOR and a notional amount of $10.0 million to protect in a falling rate environment.  In the first quarter of 2008, we made the decision that interest rates were at or near the bottom of the current interest rate cycle and therefore made the decision to sell. At June 30, 2008, we continue to hold an interest rate cap agreement with a notional amount of $10.0 million.  The cap rate of interest is 4.50% three-month LIBOR.  The fair value of the agreement at June 30, 2008 is $6,000.  This agreement was entered into to protect assets and liabilities from the negative effects of volatility in interest rates. Both the agreement that was sold and the current agreement provide for payments to our bank of the difference between the cap/floor rate of interest and the market rate of interest.  The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement.  The bank’s current exposure to market risk of loss is limited to the market value of the cap.  Any gain or loss on the value of this contract is recognized in earnings on a current basis.  The bank received payments under the terms of the cap contract in the amount of $44,000 during the six months of 2007. No payments were received under the terms of the cap contract during the six months ended June 30, 2008.  No payments were received under the terms of the floor contract in 2007.  In the first quarter of 2008, the bank received $22,000 in payments under the terms of the floor prior to the sale. The bank recognized an increase of $171,000 and a decrease of $54,000 in other income to reflect the increase/decrease in the fair value of the contracts for the six months ended June 30, 2008 and 2007, respectively. The cap agreement expires on August 1, 2009.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2008, March 31, 2008 and December 31, 2007 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	June 30, 2008	March 31, 2008	December 31, 2007
+200bp	-3.74%	+ 0.52%	- 0.67%
+100bp	-2.07%	+ 0.34%	+ 0.35%
Flat	—	—	—
-100bp	+2.84%	- 3.32%	- 2.75%
-200bp	+3.28%	- 8.29%	- 7.07%

In implementing the previously discussed leverage strategy we impacted the effect changes in interest rates will have on our net interest income.  At the current level of market interest rates our model shows improvement in a down rate environment.  In the current rate environment a significant decline in rates is not considered likely.  In an up rate environment the model shows a decline in net interest income.  This is a result of acquiring long term assets in the leverage strategy.  Because of the spreads we were able to obtain in the leverage we felt that the economics of the strategy was reasonable since we are being adequately compensated for the additional risk taken in a rising rate environment.  This decline reflected in net interest income at June 30, 2008 in a rising rate environment assumes an immediate parallel shift in interest rates.  The ratios reflected in the table above as of June 30, 2008 remain well within the policy limits as approved in our Asset/Liability Management Policy.  At March 31, 2008 and December 31, 2007 the model indicated we would have a negative impact on net interest income in a declining rate environment despite the fact that we are and were liability sensitive.  This primarily resulted from the then current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts were and are currently at a level where we believe they cannot be repriced in proportion to the change in interest rates.  The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At June 30, 2008 and March 31, 2008, the negative PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 23.54% and 20.31%, as compared to 15.39% at December 31, 2007.  As explained above the additional risk to PVE is deemed to be acceptable as we believe the spread on the leverage transaction adequately compensates for this additional risk.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, trading securities and investment securities available-for-sale represents 25.3% of total assets at June 30, 2008.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At June 30, 2008, the amount of certificates of deposits of $100,000 or more represented 20.7% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.  In implementing our leverage strategy, discussed previously, we funded $23.0 million of the assets acquired with brokered CDs.  The underlying CDs were in increments of less than $100,000.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2008, we had issued commitments to extend credit of $55.3 million, including $26.7 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We are not aware of any trends, events or uncertainties not discussed in this report that we expect to result in a significant adverse effect on our liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

We have generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the bank for at least the next 12 months.  We anticipate that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 9.6% and 11.3% of total assets at June 30, 2008 and December 31, 2007, respectively. The bank maintains federal funds purchased lines in the amount of $10.0 million with several financial institutions, although these have not been utilized in 2008. The FHLB Atlanta has approved a line of credit of up to 25% of the bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non-core sources.  We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 11.6%, 12.6% and 7.5%, respectively, at June 30, 2008, as compared to 12.8%, 13.8% and 8.8%, respectively, at December 31, 2007.  The Company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 12.3%, 13.3% and 7.9%,  respectively, at June 30, 2008, as compared to 13.7%, 14.6% and 9.3%, respectively, at December 31, 2007.   This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$313,265,806	$10,926,878	7.01%	$89,003,056	$10,738,564	7.49%
Securities:	200,367,722	5,242,709	5.26%	166,247,536	3,912,741	4.75%
Federal funds sold and securities purchased under agreements to resell	12,461,538	168,238	2.71%	6,629,446	188,081	5.72%
Total earning assets	526,095,066	16,337,825	6.25%	461,880,038	14,839,386	6.48%
Cash and due from banks	9,867,992			10,932,438
Premises and equipment	19,686,804			20,763,228
Other assets	49,139,858			50,073,794
Allowance for loan losses	(3,650,693)			(3,328,169)
Total assets	$601,139,027			$540,321,329
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$53,951,487	205,155	0.76%	$55,852,702	126,655	0.46%
Money market accounts	37,261,505	429,558	2.32%	41,956,312	659,853	3.17%
Savings deposits	24,105,035	59,260	0.49%	25,719,032	87,671	0.69%
Time deposits	226,772,323	5,047,284	4.48%	204,900,722	4,809,355	4.73%
Other borrowings	116,026,733	2,122,539	3.68%	72,037,227	1,779,501	4.98%
Total interest-bearing liabilities	458,117,083	7,863,796	3.45%	400,465,995	7,463,035	3.76%
Demand deposits	73,093,927			72,210,177
Other liabilities	5,955,115			4,571,556
Shareholders’ equity	63,972,902			63,073,601
Total liabilities and shareholders’ equity	$601,139,027			$540,321,329

Net interest spread			2.80%			2.72%
Net interest income/margin		$8,474,029	3.24%		$7,376,351	3.22%
Net interest income/margin FTE basis	190,514	$8,664,543	3.31%	195,132	$7,571,483	3.31%

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$315,733,714	$5,404,847	6.88%	$295,542,760	$5,514,993	7.48%
Securities:	224,207,973	3,006,616	5.39%	163,622,491	1,948,259	4.78%
Federal funds sold and securities purchased under agreements to resell	12,832,943	72,489	2.27%	5,030,236	77,768	6.20%
Total earning assets	552,774,630	8,483,952	6.17%	464,195,487	7,541,020	6.52%
Cash and due from banks	8,905,066			10,753,043
Premises and equipment	19,672,619			20,646,517
Other assets	48,922,805			49,935,622
Allowance for loan losses	(3,730,057)			(3,394,429)
Total assets	$626,545,063			$542,136,240

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$59,933,288	$160,762	1.08%	$54,745,282	$58,845	0.43%
Money market accounts	34,601,433	165,859	1.93%	39,901,896	316,686	3.18%
Savings deposits	24,549,471	28,085	0.46%	25,778,665	44,356	0.69%
Time deposits	234,367,923	2,503,571	4.30%	205,604,282	2,430,700	4.74%
Other borrowings	130,342,247	1,139,053	3.51%	74,344,261	922,779	4.98%
Total interest-bearing liabilities	483,794,362	3,997,330	3.32%	400,374,386	3,773,366	3.78%
Demand deposits	73,438,747			73,987,342
Other liabilities	5,669,475			4,579,065
Shareholders’ equity	63,642,479			63,195,447
Total liabilities and shareholders’ equity	$626,545,063			$542,136,240

Net interest spread			2.85%			2.74%
Net interest income/margin		$4,486,622	3.26%		$3,767,654	3.26%
Net interest income/margin FTE basis	93,882	$4,580,504	3.33%	97,721	$3,865,375	3.34%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market.  At both the April 17, 2007 and January 15, 2008 meetings our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 250,000.  The Board has not established an expiration date for this repurchase plan.  There was no share repurchase activity during the second quarter of 2008.  The maximum number of shares that may yet be repurchased under the plan is 42,487

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 21, 2008, First Community Corporation held its 2008 Annual Meeting of Shareholders.  There were two matters submitted to a vote of our shareholders at the meeting.  The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions).  The results of the 2008 Annual Meeting of Shareholders were as follows:

For Proposal No. 1  The following five directors were elected at the meeting:

VOTES	For	Against or Withheld
Thomas C. Brown	2,431,835	69,682
O.A. Ethridge D.M.D.	2,432,138	69,379
W. James Kitchens, Jr.	2,431,107	70,410
Roderick M. Todd, Jr.	2,432,078	69,439
Mitchell M. Willoughby	2,431,989	69,528

The terms of office of the following ten directors continued after the meeting:

Chimin J. Chao
James C. Leventis
Loretta R. Whitehead
J Thomas Johnson
Alexander Snipe, Jr.
Richard K. Bogan, MD
Michael C. Crapps.
Hinton G. Davis
Anita B. Easter
George H. Fann Jr. DMD

For Proposal No. 2  The ratification of appointment of Elliott Davis, LLC as our Independent Registered Public Accounting Firm there were 2,441,575 votes for and 59,942 votes against or withheld.

We did not submit any other matters to security holders for a vote during the three months ended June 30, 2008.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description
10.1	Employment Agreement by and between Michael C. Crapps and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2008).
10.2	Employment Agreement by and between Joseph G. Sawyer and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2008).
10.3	Employment Agreement by and between David K. Proctor and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2008).
10.4

Employment Agreement by and between Robin D. Brown and First Community Bank, N.A. dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2008).

10.5

Employment Agreement by and between J. Ted Nissen and First Community Bank, N.A. dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2008).

10.6	Employment Agreement by and between James C. Leventis and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 19, 2008).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	August 13, 2008	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	August 13, 2008	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement by and between Michael C. Crapps and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2008).

10.2	Employment Agreement by and between Joseph G. Sawyer and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 19, 2008).

10.3	Employment Agreement by and between David K. Proctor and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 19, 2008).

10.4

Employment Agreement by and between Robin D. Brown and First Community Bank, N.A. dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 19, 2008).

10.5

Employment Agreement by and between J. Ted Nissen and First Community Bank, N.A. dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 19, 2008).

10.6	Employment Agreement by and between James C. Leventis and the Company dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 19, 2008).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications