Form 10-Q
period 2008-09-30
FIRST COMMUNITY CORP /SC/
filed 2008-11-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On October 31, 2008, 3,221,199 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$9,594,427	$9,439,159
Interest-bearing bank balances	5,981,546	48,196
Federal funds sold and securities purchased under agreements to resell	2,011,500	4,194,276
Investment securities - available for sale	140,517,912	160,908,253
Investment securities - held to maturity (market value of $68,887,402 and $6,360,733 at September 30, 2008 and December 31, 2007)	71,679,191	6,316,570
Trading securities	2,545,284	2,876,086
Other investments, at cost	7,111,194	5,156,595
Loans	324,333,357	310,028,490
Less, allowance for loan losses	3,663,694	3,530,328
Net loans	320,669,663	306,498,162
Property, furniture and equipment - net	19,484,999	19,701,466
Bank owned life insurance	10,184,268	9,919,728
Goodwill	27,761,219	27,761,219
Intangible assets	2,226,741	1,983,280
Other assets	13,901,747	10,809,810
Total assets	$633,669,691	$565,612,800
LIABILITIES
Deposits:
Non-interest bearing demand	$72,788,876	$79,508,510
NOW and money market accounts	99,039,568	88,038,360
Savings	23,013,391	24,272,030
Time deposits less than $100,000	154,361,651	122,435,709
Time deposits $100,000 and over	84,114,687	91,599,759
Total deposits	433,318,173	405,854,368
Securities sold under agreements to repurchase	27,351,800	23,334,200
Federal Home Loan Bank Advances	92,689,279	49,299,478
Federal Home Loan Bank Advances, at fair value	2,493,787	1,532,541
Junior subordinated debentures	15,464,000	15,464,000
Other borrowed money	137,168	190,386
Other liabilities	5,395,858	5,942,207
Total liabilities	576,850,065	501,617,180
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,221,199 and 3,211,011 at September 30, 2008 and December 31, 2007, respectively	3,221,199	3,211,011
Nonvested restricted stock	(195,000)	—
Additional paid in capital	48,687,061	48,616,512
Retained earnings	7,079,704	14,564,054
Accumulated other comprehensive income (loss)	(1,973,338)	(2,395,957)
Total shareholders’ equity	56,819,626	63,995,620
Total liabilities and shareholders’ equity	$633,669,691	$565,612,800

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$16,263,431	$16,493,118
Taxable securities	7,902,663	5,695,640
Non-taxable securities	305,725	325,252
Federal funds sold and securities purchased under resale agreements	182,697	290,251
Other	109,839	31,706
Total interest income	24,764,355	22,835,967
Interest expense:
Deposits	8,530,103	8,773,646
Federal funds purchased and securities sold under agreement to repurchase	298,920	853,140
Other borrowed money	3,025,251	1,923,836
Total interest expense	11,854,274	11,550,622
Net interest income	12,910,081	11,285,345
Provision for loan losses	722,600	359,975
Net interest income after provision for loan losses	12,187,481	10,925,370
Non-interest income:
Deposit service charges	2,070,878	1,971,559
Mortgage origination fees	459,926	258,193
Commission on sale of non deposit products	243,549	218,699
Gain (loss) on sale of securities	(28,582)	73,694
Other-than-temporary-impairment write-down on securities	(14,325,235)	—
Fair value gain adjustments	165,082	45,793
Other	1,097,792	1,038,090
Total non-interest income (loss)	(10,316,590)	3,606,028
Non-interest expense:
Salaries and employee benefits	5,894,143	5,448,125
Occupancy	858,025	911,578
Equipment	955,804	949,280
Marketing and public relations	395,461	375,643
Amortization of intangibles	383,941	502,228
Other	2,811,128	2,425,930
Total non-interest expense	11,298,502	10,612,784
Income (loss) before taxes	(9,427,611)	3,918,614
Income tax expense (benefit)	(3,122,800)	1,151,852
Net income (loss)	$(6,304,811)	$2,766,762

Basic earnings (loss) per common share	$(1.97)	$0.85
Diluted earnings (loss) per common share	$(1.97)	$0.84

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$5,336,553	$5,754,554
Taxable securities	2,866,898	2,000,203
Non-taxable securities	98,781	107,948
Federal funds sold and securities purchased under resale agreements	31,977	119,862
Other	92,321	14,014
Total interest income	8,426,530	7,996,581
Interest expense:
Deposits	2,788,846	3,090,112
Federal funds purchased and securities sold under agreement to repurchase	73,346	290,817
Other borrowed money	1,128,286	706,658
Total interest expense	3,990,478	4,087,587
Net interest income	4,436,052	3,908,994
Provision for loan losses	358,500	134,475
Net interest income after provision for loan losses	4,077,552	3,774,519
Non-interest income:
Deposit service charges	749,608	714,242
Mortgage origination fees	129,585	76,955
Commission on sale of non deposit products	85,312	75,266
Other-than-temporary-impairment write-down on securities	(8,162,852)	—
Fair value gain (loss) adjustments	(7,848)	138,161
Other	368,397	358,658
Total non-interest income (loss)	(6,837,798)	1,363,282
Non-interest expense:
Salaries and employee benefits	1,986,821	1,838,619
Occupancy	298,221	340,246
Equipment	313,561	316,610
Marketing and public relations	94,875	96,817
Amortization of intangibles	122,881	167,409
Other	1,054,882	713,416
Total non-interest expense	3,871,241	3,473,117
Income (loss) before tax	(6,631,487)	1,664,684
Income tax expense (benefit)	(2,685,711)	516,588
Net income (loss)	$(3,945,776)	$1,148,096

Basic earnings (loss) per common share	$(1.23)	$0.35
Diluted earnings (loss) per common share	$(1.23)	$0.35

FIRST COMMUNITY CORPORATION

Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Nine Months ended September 30, 2008 and September 30, 2007

						Accumulated
			Nonvested	Additional		Other
	Shares	Common	Restricted	Paid-in	Retained	Comprehensive
	Issued	Stock	Stock	Capital	Earnings	Income (loss)	Total
Balance, December 31, 2006	3,264,608	$3,264,608	$—	$49,695,346	$12,033,065	$(1,785,368)	$63,207,651
Comprehensive Income:
Net income					2,766,762		2,766,762
Cumulative adjustment to initially apply FASB Statement No. 159					(559,678)	559,678
Accumulated other comprehensive loss net of income tax benefit of $89,300						(165,920)
Less: reclassification adjustment for gains included in net income, net of tax net of tax of $25,793						(47,901)
Other comprehensive loss						(213,821)	(213,821)
Total comprehensive income							2,552,941
Dividends paid ($0.20 per share)					(648,316)		(648,316)
Common stock repurchased	(104,513)	(104,513)		(1,686,948)			(1,791,461)
Options exercised	54,230	54,230		660,692			714,922
Dividend reinvestment plan	8,598	8,598		127,328			135,926
Balance, September 30, 2007	3,222,923	$3,222,923	$—	$48,796,418	$13,591,833	$(1,439,511)	$64,171,663

Balance, December 31, 2007	3,211,011	$3,211,011	$—	$48,616,512	$14,564,054	$(2,395,957)	$63,995,620
Comprehensive Income:
Net income (loss)					(6,304,811)		(6,304,811)
Accumulated other comprehensive loss net of income tax benefit of $$4,878,794						(9,060,618)
Less: reclassification adjustment for gains included in net income, net of tax net of tax of $4,870,580						9,483,237
Other comprehensive income						422,619	422,619
Total comprehensive income (loss)							(5,882,192)
Cumulative adjustment to initially apply EITF 06-4					(410,644)		(410,644)
Issuance of restricted stock	16,250	16,250	(195,000)	178,750			—
Dividends paid ($0.24 per share)					(768,895)		(768,895)
Common stock repurchased	(17,700)	(17,700)		(248,711)			(266,411)
Options exercised	200	200		1,646			1,846
Dividend reinvestment plan	11,438	11,438		138,864			150,302
Balance, September 30, 2008	3,221,199	$3,221,199	(195,000)	$48,687,061	$7,079,704	$(1,973,338)	$56,819,626

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,304,811)	$2,766,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	780,312	825,828
Premium amortization (Discount accretion)	(432,384)	(533,987)
Amortization of intangibles	383,941	502,228
Provision for loan losses	722,600	359,975
(Gain) loss on sale of securities	28,582	(73,694)
Other-than-temporary-impairment charge on securities	14,325,235	—
Net increase in fair value option instruments and derivatives	(165,082)	(45,792)
Increase (decrease) in other assets	(3,905,445)	601,698
Decrease in other liabilities	(956,993)	(9,122)
Net cash provided by operating activities	4,475,955	4,393,896
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(47,822,655)	(41,271,466)
Maturity of investment securities available-for-sale	44,703,355	23,159,061
Proceeds from sale of securities available-for-sale	7,796,627	6,356,924
Maturity of investment securities held-to-maturity	5,722,966	148,686
Purchase of securities held-to-maturity	(71,110,383)	(3,098,097)
Maturity of securities-held-for-trading	318,138	156,166
Proceeds from sale of securities held-for-trading	—	3,463,665
Proceeds from sale of interest rate cap agreement	600,000	—
Increase in loans	(14,768,856)	(27,552,782)
Net cash disbursed in business combination	(627,402)	—
Purchase of property and equipment	(563,845)	(132,284)
Net cash used in investing activities	(75,752,055)	(38,770,127)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	27,395,137	(1,640,429)
Increase in securities sold under agreements to repurchase	4,017,600	7,226,820
Decrease in other borrowings	(53,218)	(24,872)
Advances from the Federal Home Loan Bank	70,900,000	45,000,000
Repayment of Advances from the Federal Home Loan Bank	(28,694,419)	(23,012,948)
Advances from FHLB, fair value option	2,500,000	1,500,000
Proceeds from exercise of stock options	1,846	714,922
Cash dividends paid	(768,895)	(648,316)
Purchase of common stock	(266,411)	(1,791,461)
Dividend reinvestment plan	150,302	135,926
Net cash provided from financing activities	75,181,942	27,459,642
Net increase (decrease) in cash and cash equivalents	3,905,842	(6,916,589)
Cash and cash equivalents at beginning of period	13,681,631	27,814,971
Cash and cash equivalents at end of period	$17,587,473	$20,898,382
Supplemental disclosure:
Cash paid during the period for:
Interest	$12,754,941	$10,673,161
Taxes	$613,025	$250,000
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$422,619	$337,868

Notes to Consolidated Financial Statements

Note 1  - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income (loss), the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”) present fairly in all material respects the Company’s financial position at September 30, 2008 and December 31, 2007, the Company’s results of operations for the nine and three months ended September 30, 2008 and 2007, and the Company’s cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 – Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Numerator (Included in basic and diluted earnings per share)	$(6,304,811)	$2,766,762	$(3,945,776)	$1,148,096

Denominator
Weighted average common shares Outstanding for:
Basic earnings per share	3,203,148	3,240,665	3,205,148	3,237,183
Dilutive securities:
Stock options - Treasury Stock method	—	54,061	—	44,574
Diluted earnings per share	3,203,148	3,294,726	3,205,148	3,281,757

The average market price used in calculating assumed number of Shares	$13.13	$16.65	$11.27	$15.94

Note 3 – Acquisition

On September 15, 2008, the Company completed the acquisition of two financial planning and investment advisory firms.  These firms had combined assets under management of approximately $40 million.    This new division of the bank, First Community Financial Consultants, combines the investment services unit already in place at First Community with the added capabilities of holistic financial planning and investment advisory services.  In addition, over time we believe the business will provide a consistent non-interest income revenue stream.  The total purchase price for the two companies was approximately $601,000 in cash and 16,250 shares of common stock valued at $195,000.  The common stock issued in connection with the acquisition is restricted and will vest at the end of two years.  The purchase price of these two acquisitions is deemed not to be material to the Company’s balance sheet.

Note 4 –SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial assets and Financial Liabilities”

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

The following tables reflect the changes in fair values for the three-month and nine-month periods ended September 30, 2008 and 2007 and where these changes are included in the income statement:

Description	Non-interest income:fair value adjustment gain (loss) nine months ended 9/30/2008	Non-interest income:fair value adjustment gain (loss) three months ended 9/30/2008
Trading securities	$(12,664)	$167
Interest rate cap/floor	170,330	(795)
Federal Home Loan Bank Advance	7,416	(7,220)
Total	$165,082	$(7,848)

Description	Non-interest income:fair value adjustment gain (loss) nine months ended 9/30/2007	Non-interest income:fair value adjustment gain (loss) three months ended 9/30/2007
Trading securities	$28,047	$64,991
Interest rate cap/floor	37,544	92,008
Federal Home Loan Bank Advance	(19,798)	(18,838)
Total	$45,793	$138,161

There were no gains or losses on sale of trading securities in nine or three months ended September 30, 2008.  During the nine and three months ended September 30, 2007 a gain on sale of trading securities in the amount of $69,405 is included in “gain (loss) on sale of securities” in the consolidated statement of income (loss).

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

Level l

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

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of September 30, 2008.

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,545,284	$—	$2,545,284	$—
Available for sale securities	140,517,912	898,487	139,110,137	509,288
Interest rate cap	5,287	—	—	5,287
Federal Home Loan Bank Advances	(2,493,787)	—	—	(2,493,787)
Total	$140,574,696	$898,487	$141,655,421	$(1,979,212)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 and 2007 was $1,732,000 and $557,000 respectively.

The following table reconciles the changes in Level 3 financial instruments for the nine months ended September 30, 2008 and 2007:

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, December 31, 2007	$509,288	$457,650	$(1,532,541)
Gain (loss) recognized	—	170,330	7,415
Payment	—	(622,693)	1,531,339
Issuances	—	—	(2,500,000)
Balance, September 30, 2008	$509,288	$5,287	$(2,493,787)

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, December 31, 2006	$509,443	$371,632
Gain (loss) recognized	—	37,544
Payment	—	(65,705)
Issuances	—	—
Ending Balance, September 30, 2007	$509,443	$343,471

Note 5 - Recently Issued Accounting Pronouncements

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

In September 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.

The adoption of FSP EITF 03-6-1 will have no material effect on the Company’s financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 4) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on the Company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a bank holding company registered under the Bank Holding Company Act of 1956, and were incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A. (the “bank”), which commenced operations in August 1995. On October 1, 2004, we completed our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. We engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers.

The following discussion describes our results of operations for the three-month and nine-month periods ended September 30, 2008 as compared to the three-month and nine-month periods ended September 30, 2007, and also analyzes our financial condition as of September 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Emergency Economic Stabilization Act of 2008

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury, which we refer to as the Treasury, announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

On November 6, 2008, the Treasury informed us that we had received preliminary approval to participate in the Capital Purchase Program.  Under the Capital Purchase Program, the Treasury would purchase up to approximately $11.3 million of our senior preferred stock and would receive warrants to purchase shares of our common stock.  While we can provide no assurance that we will close on this investment by the Treasury, we currently anticipate that we will close on the Treasury’s investment under the Capital Purchase Program during 2008.  Under the Capital Purchase Program, each senior preferred share purchased by the Treasury would have a liquidation value of $1,000 per share.  We would pay a cumulative dividends at a rate of 5% per annum on these senior preferred shares for the first five years and 9% per annum thereafter, payable quarterly. For 3 years following issue of the senior preferred shares we would be restricted in our ability to, among other things, (i) increase common dividends, (ii) repurchase common shares and (iii) redeem the senior preferred shares.  Participation in the Capital Purchase Program would subject us to restrictions on payment and deduction of executive compensation.  Pursuant to an interim final rule issued by the Board of Governors of the Federal Reserve System on October 16, 2008, bank holding companies that issue senior preferred stock to the Treasury under the Capital Purchase Program are permitted to include such capital instruments in Tier 1 capital for purposes of the Board’s risk-based and leverage capital rules and guidelines for bank holding companies.

Under the Capital Purchase Program, we would also issue warrants to the Treasury to purchase shares of our common stock having an aggregate market price, as of the date of Treasury’s investment in our senior preferred stock, equal to 15% of the amount of the Treasury’s investment in our senior preferred stock.  The exercise price of the common stock subject to these warrants would be set based on a 20-day trailing average price for our common stock and the warrants would be exercisable for a period of 10 years following issue.  More details of the Capital Purchase Program may be found in the public term sheet, application documents and other materials found at the Treasury’s website: http://www.treas.gov.

Another aspect of the EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009 In addition, the bank anticipates participating in the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of the EESA.  This guarantee applies to the following transactions:

•              Newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•              Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

All FDIC institutions are covered until December 5, 2008 at no cost.  After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our unaudited consolidated financial statements as of September 30, 2008 in this report and our notes included in the consolidated financial statements in our 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007:

Net Income (loss)

Our net loss for the nine months ended September 30, 2008 was $6.3 million, or $1.97 diluted loss per share, as compared to net income of $2.8 million, or $.84 diluted earnings per share, for the nine months ended September 30, 2007.  The net loss for the nine months ended September 30, 2008 included a charge to recognize an “other-than-temporary-impairment”  in the amount of $14.3 million on our investment in a preferred stock issue of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a government sponsored enterprise (“GSE”) reflecting a write-down of substantially all of its carrying value.  During the second quarter we made a decision to recognize an unrealized mark-to-market loss on this previously investment grade security in the amount of $6.2 million as an other-than-temporary impairment (“OTTI”) charge based on the significant decline in the market value of the security caused by potential deterioration of Freddie Mac’s financial condition, and the then current lack of clarity about the impact of an announced plan (which was approved by the House and Senate and signed into law by the President) that provided support for Freddie Mac as well as other GSE’s.  On September 7, 2008, the Secretary of the Treasury announced a decision to place Freddie Mac into conservatorship and as part of that decision the dividend payments on existing preferred shares would be terminated for an unspecified period of time.  As a result of that decision we took an additional $8.1 million OTTI charge in the third quarter of 2008 to write off substantially all of the remaining investment in this Freddie Mac security.  The preferred stock issue was purchased in 2003 and acquired by the Company in the 2004 merger with Dutchfork Bankshares.  This Freddie Mac preferred stock, which has a current cost basis of $3.0 thousand, is included in the available-for-sale securities portfolio. If at some time in the future quarterly dividend payments are resumed these securities may recover some or all of their value.  We had operating earnings for the nine months ended September 30, 2008 of $3.5 million or $1.09 per share as compared to $2.7 million or $0.82 per share for the nine months ended September 30, 2007.

Another significant decision that impacted our results for the nine and three months ended September 30, 2008 was the implementation of a leverage strategy during the second quarter of 2008  whereby we acquired approximately $63.2 million in certain non-agency mortgage backed securities and collateralized mortgage obligations.   We initiated this strategy because we believe the pricing levels of these securities and related funding opportunities provided the ability to realize significant interest rate spreads not typically available in leverage strategies.  The weighted average yield on the investment securities purchased was approximately 6.82%. All of the mortgage assets acquired were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities.  The assets acquired as part of this strategy have been classified as held-to-maturity in the investment portfolio.  The securities were acquired on the open market through securities dealers. Prior to initiating each transaction, we performed a thorough analysis, evaluating the associated credit risk, interest rate risk, liquidity and capital risk as well as related funding options.  We continue to perform an evaluation of these securities and the related risk on a monthly basis.  The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificates of deposit in the amount of $23.0 million.  The weighted average cost of funding was approximately 4.28%.  We believe this opportunity existed as a result of the ongoing volatility in this market sector and the economic value of these securities was not reflected at the pricing levels.

The increase in operating earnings is primarily due to an increase in net interest income resulting primarily from an increase in the level of average earning assets for the nine months ended September 30, 2008, as compared to the same period in 2007, reflecting the continued growth of our bank including the above mentioned leverage strategy.  Average earning assets were $537.1 million during the nine months ended September 30, 2008, as compared to $469.2 million during the nine months ended September 30, 2007, an increase of $67.9 million.  This increase in average earning assets was the primary factor responsible for the increase in net interest income of $1.6 million in the first nine months of 2008 as compared to the first nine months of 2007.  As a result of the OTTI charge, we had a non-interest income loss during the first nine months of 2008 of $10.3 million.  Non-interest income (excluding the OTTI charge and gains and losses on sale of securities) was $4.0 million for the nine months ended September 30, 2008 as compared to $3.5 million for the same period in 2007.  This increase of $504,000, or 14.2%, also contributed to the increase in operating income in the first nine months of 2008 as compared to the same period in 2007.   Non-interest expense increased by $685,000, or 6.5%, in the first nine months of 2008, as compared to the same period in 2007.

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2008 and 2007, along with average balances and the related interest income and interest expense amounts.

Net interest income was $12.9 million for the nine months ended September 30, 2008 as compared to $11.3 million for the nine months ended September 30, 2007.  This increase was primarily due to an increase in the level of earning assets.  The yield on earning assets decreased by 35 basis points during the nine months ended September 30, 2008 as compared to the same period in 2007.   The cost of interest-bearing liabilities decreased by 44 basis points during these two periods.  Interest rates decreased significantly during the last quarter of 2007 and first quarter of 2008.  The larger decline in our funding cost as compared to our earning asset yields results from our balance sheet mix being liability sensitive.  The net interest margin on a taxable equivalent basis was 3.27% for the nine months ended September 30, 2008 as compared to 3.30% during the same period in 2007.

Reconciliations

The following is a reconciliation for both the nine- and three-month periods ended September 30, 2008 and 2007, of net income (loss) as reported for generally accepted accounting principles (“GAAP”) and the non-GAAP measure referred to throughout our discussion of “operating earnings”.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income (loss), As Reported (GAAP)	$(3,946)	$1,148	$(6,305)	$2,767
Add: Income tax expense (benefit)	(2,686)	517	(3,123)	1,152
	(6,632)	1,665	(9,428)	3,919
Non-operating items:
(Gain) loss on sale of securities	—	—	28	(74)
Other-than-temporary-impairment charge	8,163	—	14,325	—
Pre-tax operating earnings (loss)	1,531	1,665	4,925	3,845
Related income tax expense	393	517	1,406	1,131
Operating earnings, (net income, excluding non operating items)	$1,138	$1,148	$3,519	$2,714

The following is a reconciliation for both the nine-and three-month periods ended September 30, 2008 and 2007, of non-interest income (loss) as reported for generally accepted accounting principles (GAAP) and the non-GAAP measure referred to throughout our discussion regarding non-interest income (loss).

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Non-interest income (loss), As Reported (GAAP)	$(6,838)	$1,363	$(10,317)	$3,606
Non-operating items:
(Gain) loss on sale of securities	—	—	28	(74)
Other-than-temporary-impairment charge	8,163	—	14,325	—
Operating non-interest income	$1,325	$1,363	$4,036	$3,532

Our management believes that the non-GAAP measures above are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner.  These non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP, and investors should consider the OTTI charge in the second and third quarters of 2008 when assessing the performance of the Company.   Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

Provision and Allowance for Loan Losses

At September 30, 2008, the allowance for loan losses was $3.7 million, or 1.13% of total loans, as compared to $3.5 million, or 1.14% of total loans, at December 31, 2007.  Our provision for loan losses was $723,000 for the nine months ended September 30, 2008, as compared to $360,000 for the nine months ended September 30, 2007. The increase in the provision between the two periods is directly a result of the increased charge-offs primarily on one-to-four family residential property loans to several borrowers that had a number of residential investment property loans.  These loans have been placed in non-accrual status and have been written down to fair value.  Our provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represent an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

At September 30, 2008, we had $132,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $1.3 million that were delinquent 30 days to 89 days and still accruing interest.  Closed-end installment loans with payments scheduled monthly are considered past due 30 days or more when the borrower is in arrears two or more monthly payments.  Due to the current loan to collateral values or other factors it is anticipated that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest.  We had sixteen loans in a nonaccrual status in the amount of $1.7 million at September 30, 2008.  Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified six loans in the amount of $796,000 that are current as to principal and interest and not included in non-performing assets that could be potential problem loans.

Allowance for Loan Losses	Nine Month Ended September 30,
(Dollars in thousands)	2008	2007
Average loans outstanding	$316,064	$293,478
Loans outstanding at period end	$324,333	$302,829
Non-performing assets:
Nonaccrual loans	$1,732	$557
Loans 90 days past due still accruing	132	542
Foreclosed real estate	180	63
Total non-performing assets	$2,044	$1,162
Beginning balance of allowance	$3,530	$3,215
Loans charged-off:
1-4 family residential mortgage	454	148
Multi-family residential	29	—
Non-residential real estate	29
Home equity	—	32
Commercial	81	22
Installment & credit card	126	160
Total loans charged-off	719	362
Recoveries:
1-4 family residential mortgage	39	23
Non-residential real estate	9	54
Home equity	4	4
Commercial	35	167
Installment & credit card	43	64
Total recoveries	130	312
Net loan charge offs	589	50
Provision for loan losses	723	360
Balance at period end	$3,664	$3,525
Net charge -offs to average loans	.19%	.02%
Allowance as percent of total loans	1.13%	1.16%
Non-performing assets as % of total assets	0.32%	0.20%
Allowance as % of non-performing loans	196.57%	303.36%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	% of loans in Category	Amount	% of loans in Category
Commercial, Financial and Agricultural	$121	7.9%	$129	8.7%
Real Estate – Construction	211	9.5%	343	9.1%
Real Estate Mortgage:
Commercial	3,126	57.1%	1,989	55.8%
Residential	74	16.0%	553	16.8%
Consumer	176	9.5%	198	9.6%
Unallocated	33	N/A	318	N/A
Total	$3,664	100.0%	$3,530	100.0%

Non-interest Income and Non-interest Expense

As a result of the OTTI charge on Freddie Mac preferred stock, we had a non-interest income loss during the first nine months of 2008 of $10.3 million.  Non-interest income (excluding the OTTI charge) during the first nine months of 2008 was $4.0 million as compared to $3.6 million during the same period in 2007.  During the first nine months of 2008, we realized losses on sale of securities in the amount of $29,000 as compared to gains of $74,000 in the same period of 2007.  Deposit service charges increased $99,000, or 5.0%.  The increase in deposit service charges results from an increase in certain fees in the middle of the second quarter of 2007.   Mortgage origination fees increased $202,000 or 78.1% in the nine months ended September 30, 2008 as compared to the same period in 2007.  This increase results from a continued emphasis on this source of revenue as well as the continued favorable mortgage interest rate environment.  In the nine months ended September 30, 2008, we recognized gains on financial instruments and derivatives carried at fair value in the amount of $165,000, as compared to a gain of $46,000 in the same period of 2007.  Other non-interest income increased by $60,000 in the first nine months of 2008 as compared to the same period in 2007.  The increase reflects an increase in ATM surcharge and debit card exchange fees as a result of continued increased usage by our customer base.

On September 15, 2008, the Company completed the acquisition of two financial planning and investment advisory firms.  These firms had combined assets under management of approximately $40 million.  The purchase price of these two acquisitions is not material to the Company’s balance sheet.  The total purchase price for the two companies was approximately $601,000 in cash and 16,250 shares of common stock valued at $195,000. This new division, First Community Financial Consultants, combines the investment services unit already in place at the Company with the added capabilities of holistic financial planning and investment advisory services.  This line of business is consistent with our vision to be a provider of financial solutions to local businesses, entrepreneurs, and professionals.  In addition, over time we believe the business will provide a consistent non-interest income revenue stream.

Total non-interest expense increased by $686,000 during the first nine months of 2008 as compared to the same period of 2007.  In the first nine months of 2008 salaries and employee benefits increased $446,000 as compared to the same period in 2007.  At September 30, 2008 we had 147 full time equivalent employees as compared to 134 at September 30, 2007.  The increases in staffing included one addition each to our network support services, internal audit, training, branch administration and retail deposit sales staff.  The acquisition of the investment advisory firms mentioned above added three full time equivalents.  Also contributing to the increase in salary and benefits are some modifications to our commercial lender, retail banker and customer service staff incentive plans.  The amortization of intangibles decreased to $384,000 in the first nine months of 2008 from $502,000 in the same period of 2007.  In January 2008 we recorded the final monthly amortization of core deposit premium related to the 2001 acquisition of our Chapin Branch.  Other non-interest expense increased to $2.8 million in the nine months ending September 30, 2008 as compared to $2.4 million in the same period of 2007.  Throughout 2007 we received a credit against our FDIC insurance assessments as a result of the acquisition of Newberry Federal Savings Bank in 2004.  This credit was used up in the first quarter of 2008.  It is expected that we will be assessed FDIC total insurance premiums of approximately $240,000 for 2008.  These FDIC premiums account for approximately $127,000 of the increase in other non-interest expense.  The FDIC has put forth the proposed rates (which are currently in the comment period) for 2009.  Due to the increasing problems within the financial industry premiums for 2009 will increase substantially.  Based on our estimate our FDIC premiums will increase to between 12 and 14 basis points of deposits in 2009 from the current 5 basis points in 2008.

Other non-interest expense in the first nine months of 2008 also includes our share of accumulated losses in a limited partnership of approximately $255,000.  In December 2007 we committed to invest as a limited partner in the South Carolina Preservation Fund I.  This partnership is designed to raise capital to invest in qualified low-income housing projects that among other things qualify for low-income housing tax credits.  Our investment commitment is for $2.0 million (10.05% limited partner) and will be funded throughout 2008 and early 2009.  The investment is also designed to assist in meeting our commitment under the “Community Reinvestment Act”.  The low-income housing tax credits will reduce our effective income tax rate in 2008 and in succeeding years.

The following is a summary of the components of  non-interest expense-Other:

	Nine months ended September 30,

(Dollars in thousands)	2008	2007
ATM/debit card processing	$252	$251
Supplies	132	162
Telephone	243	277
Correspondent services	84	117
Loss on limited partnership interest	255	—
FDIC/FICO insurance assessment	166	39
Insurance	145	167
Postage	144	146
Professional fees	689	678
Director fees	171	126
Other	530	463
	$2,811	$2,426

Income Tax Expense

In the first nine months of 2008, we had an effective tax benefit rate of 33.1% as compared to an effective tax expense rate of 29.4% during the same period of 2007. The benefit rate in 2008 reflects the deferred tax benefit resulting from the OTTI charge of $14.3 million. Our effective tax rate is currently expected to be 30.0% to 32.0% during the remainder of 2008.

Comparison of Results of Operations for Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007:

Net Income (loss)

Our net loss for the third quarter of 2008 was $3.9 million, or $1.23 diluted loss per share, as a result of the OTTI charge on Freddie Mac preferred stock, as compared to net income of $1.1 million, or $0.35 diluted earnings per share during the comparable period in 2007.  As noted above under “Reconciliations,” our operating earnings were $1.1 million, or $0.35 per diluted share, for the three months ended September 30, 2008 as compared to $1.1 million, or $0.35 diluted earnings per share, for the same period in 2007.  Net interest income increased by $527,000 for the three months ended September 30, 2008 from $3.9 million in 2007 to $4.4 million in 2008.  The increase in net interest income is primarily due to the increase in the level of average earning assets resulting from the implementation of the leverage strategy discussed previously as well as core internal growth. Average earning assets equaled $560.2 million during the third quarter of 2008 as compared to $483.7 million during the third quarter of 2007.  As a result of stopping dividends on our Freddie Mac preferred stock holdings in the third quarter of 2008, net interest income was reduced by approximately $146,000 as compared to prior quarters.

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2008 and 2007, along with average balances and the related interest income and interest expense amounts.

The yield on average earning assets decreased to 5.98% in the third quarter of 2008 from 6.56% in the third quarter of 2007. The cost of interest bearing liabilities also decreased to 3.18% in third quarter of 2008 as compared to 3.88% in the third quarter of 2007.  The net interest margin was 3.15% for the three months ended September 30, 2008 as compared to 3.21% in the same period of 2007.  On a fully taxable equivalent basis, we had a net interest margin of 3.17% and 3.29% for the three months ended September 30, 2008 and 2007, respectively.

Non-interest Income and Non-interest Expense

As a result of the OTTI charge on Freddie Mac preferred stock, we had a non-interest income loss of $6.8 million for the three months ended September 30, 2008.  As reflected in the chart above under “Reconciliations,” we earned $1.3 million in non-interest income (excluding the OTTI charge) for the three months ended September 30, 2008 as compared to $1.4 million in the same period of 2007.  Deposit service charges increased by $36,000 in the three months ended September 30, 2008 as compared to the same period in 2007.  Mortgage origination fees increased by $53,000 or 68.4% during the three months ended September 30, 2008 as compared to the same period in 2007.  As previously discussed, this increase results from a continued emphasis on this source of revenue as well as the continued favorable mortgage interest rate environment.  During the three months ended September 30, 2008 we had a loss on fair value adjustments of $8,000 as compared to a gain of $138,000 in the same period of 2007.

Total non-interest expense increased by $398,000 in the third quarter of 2008 as compared to the same quarter of 2007.  Salaries and benefits increased by $148,000 in the third quarter of 2008 as compared to the same period in 2007.  This was primarily due to the staff additions and incentive plan modifications made for our commercial lenders.  Other non-interest expense increased by $342,000 in the third quarter of 2008 as compared to the same period in 2007.  As discussed in the nine month results, FDIC insurance premium cost account for approximately $56,000 of the increase.  Losses on the limited partnership investment discussed in the nine month results account for approximately $127,000 of the increase in other non-interest expense between the two periods.    An increase in professional fees in the third quarter of 2008 compared to the same period in 2007 accounted for approximately $107,000 of the increase in other non-interest expense.  During the third quarter of 2008 we incurred higher legal fees related to amending plans to comply with IRS section 409A as well as various other legal fees including those associated with the increase in the level of non-performing assets.  All other variances in non-interest expenses during the three months ended September 30, 2008 as compared to the same period of 2007 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $633.9 million at September 30, 2008 as compared to $565.6 million at December 31, 2007, an increase of $68.3 million.  As previously discussed during the second quarter of 2008 we implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency mortgage backed securities and collateralized mortgage obligations (CMOs).  The weighted average yield on the investment securities purchased was approximately 6.82%. All of the mortgage assets acquired were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities.  The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio.  Prior to initiating each transaction, we performed a thorough analysis, evaluating the associated credit risk, interest rate risk, liquidity and capital risk as well as related funding options.  The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million.  The weighted average cost of funding was approximately 4.28%.

Due to falling interest rates during the first quarter of 2008 we had a large dollar amount of government sponsored enterprise (“GSE”) securities with call features redeemed.  These funds were reinvested in other GSE securities including certain GSE mortgage-backed securities. All of these purchased securities were placed in the available-for-sale portfolio.   In addition, we purchased approximately $6.0 million private label whole loan pools and collateralized mortgage obligations.  Due to the current volatility in this market sector and our intent to hold these private label whole loan securities to maturity we placed these securities in the held-to-maturity portfolio.  In addition, to the securities acquired in the leverage strategy we own approximately $104.2 million in other mortgage-backed securities and CMO’s that are included in our available-for-sale portfolio.  Of these $25.6 million are non-agency mortgage- backed or CMO securities and $78.6 million are securities issued by GSE’s.

As previously discussed we recognized an OTTI charge to write down our investment in a Freddie Mac preferred stock issue.  The carrying value of the preferred stock prior to the write down was $14.3 million.  We wrote down $6.2 million of the security in the second quarter of 2008 and $8.1 million in the third quarter.  The decision to recognize the unrealized mark-to-market loss on this investment security in the second quarter was based on the significant decline in the market value of the security caused by potential deterioration of Freddie Mac’s financial condition, and the then current lack of clarity about the impact of an announced plan (which had been approved by the House and Senate and signed into law by the President) that provided support for Freddie Mac as well as other GSE’s.  The third quarter write-down was based on the decision by the Treasury Department to place Freddie Mac into conservatorship and cease paying the dividends on all of their outstanding preferred security issues. The preferred stock issue was purchased in 2003 and acquired by the Company in the 2004 merger with Dutchfork Bankshares.

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

Short-term federal funds sold and interest—bearing bank balances increased from $4.2 million at December 31, 2007 to $8.0 million at September 30, 2008.

Loans grew by $14.3 million during the nine months ended September 30, 2008 from $310.0 million at December 31, 2007 to $324.3 million at September 30, 2008.  At September 30, 2008, loans accounted for 58.5% of earning assets, as compared to 63.3% at December 31, 2007.  The loan to deposit ratio at September 30, 2008 was 74.8%, as compared to 76.4% at December 31, 2007.

The following table shows the composition of the loan portfolio by category:

	September 30, 2008		December 31, 2007

(In thousands)	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$25,815	7.9%	$26,912	8.7%
Real estate:
Construction	30,626	9.5%	28,141	9.1%
Mortgage – residential	52,043	16.0%	52,018	16.8%
Mortgage – commercial	185,037	57.1%	173,173	55.8%
Consumer	30,812	9.5%	29,784	9.6%
Total gross loans	324,333	100.0%	310,028	100.0%
Allowance for loan losses	(3,664)		(3,530)
Total net loans	$320,669		$306,498

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

The increase in loans, investment securities and short-term overnight investments were funded through growth in deposits of $27.5 million and Federal Home Loan Bank (“FHLB”) advances of $43.4 million.  As previously discussed the leverage strategy implemented in the second quarter of 2008 was funded by $36.0 million in FHLB advances and $23.0 million in brokered certificates of deposits (“CDs”).  These FHLB advances have a weighted average life of 5.8 years and weighted average rate of 3.94%.  The brokered CDs had a weighted average life of 5.9 years and weighted average rate of 4.82%.  We have not relied on brokered CDs to fund any of our assets in the past.  These CDs have a call feature whereby we have the option to call the CD as of any quarter end until maturity.  The flexibility to call these CDs provides us some protection in a declining rate environment whereby if the cash flows from the acquired assets accelerate we can then call the CDs.  If rates drop we also have the option to call the CDs and refinance at possibly lower rates.

Excluding the brokered CDs, deposits grew $4.5 million in the nine months ended September 30, 2008.  Securities sold under agreements to repurchase (“repo agreements”) increased $4.1 million from December 31, 2007 to September 30, 2008.  All of these repo agreements are transacted with local customers that typically have other relationships with the bank.  With an overall decline in deposits in 2007 we have refocused on core deposit growth both through our marketing and officer calling efforts in 2008 and beyond.

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

During the first quarter of 2008, we sold an interest rate floor agreement that had an expiration date of August 31, 2011 for $600,000.   The floor agreement was originally purchased in August of 2006 with a floor rate of 5.0% three-month LIBOR and a notional amount of $10.0 million to protect in a falling rate environment.  In the first quarter of 2008, we made the decision that interest rates were at or near the bottom of the current interest rate cycle and therefore made the decision to sell. At September 30, 2008, we continue to hold an interest rate cap agreement with a notional amount of $10.0 million.  The cap rate of interest is 4.50% three-month LIBOR.  The fair value of the agreement at September 30, 2008 is $5,000.  This agreement was entered into to protect assets and liabilities from the negative effects of volatility in interest rates. Both the agreement that was sold and the current agreement provide for payments to our bank of the difference between the cap/floor rate of interest and the market rate of interest.  The bank’s exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement.  The bank’s current exposure to market risk of loss is limited to the market value of the cap.  Any gain or loss on the value of this contract is recognized in earnings on a current basis.  The bank received payments under the terms of the cap contract in the amount of $65,000 during the nine months of 2007. No payments were received under the terms of the cap contract during the nine months ended September 30, 2008.  No payments were received under the terms of the floor contract in 2007.  In the first quarter of 2008, the bank received $22,000 in payments under the terms of the floor prior to the sale. The bank recognized an increase of $170,000 and a increase of $38,000 in other income to reflect the increase/decrease in the fair value of the contracts for the nine months ended September 30, 2008 and 2007, respectively. The cap agreement expires on August 1, 2009.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
+200bp	-3.13%	-3.74%	+ 0.52%	- 0.67%
+100bp	-1.97%	-2.07%	+ 0.34%	+ 0.35%
Flat	—	—	—	—
-100bp	+2.46%	+2.84%	- 3.32%	- 2.75%
-200bp	-0.65%	+3.28%	- 8.29%	- 7.07%

In implementing the previously discussed leverage strategy we impacted the effect changes in interest rates will have on our net interest income.  At the current level of market interest rates our model shows improvement in a 100 basis point down rate environment.  In the current rate environment we do not believe that a significant decline in rates is likely.  In an up rate environment the model shows a decline in net interest income.  This is a result of acquiring long term assets in the leverage strategy.  Because of the spreads we were able to obtain in the leverage we felt that the economics of the strategy was reasonable since we are being adequately compensated for the additional risk taken in a rising rate environment.  This decline reflected in net interest income at September 30, 2008 in a rising rate environment assumes an immediate parallel shift in interest rates.  The ratios reflected in the table above as of September 30, 2008 remain well within the policy limits as approved in our Asset/Liability Management Policy.  At March 31, 2008 and December 31, 2007 the model indicated we would have a negative impact on net interest income in a declining 100 and 200 basis point rate environment and at September 30 2008 a slight decrease in a 200 basis point decline, despite the fact that we are and were liability sensitive.  This primarily results from the level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts were and are currently at a level where we believe they cannot be repriced in proportion to the change in interest rates.  The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At September 30, 2008, June 30, 2008 and March 31, 2008, the negative PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 28.36%, 23.54% and 20.31%, as compared to 15.39% at December 31, 2007.  As explained above the additional risk to PVE is deemed to be acceptable as we believe the spread on the leverage transaction adequately compensates for this additional risk.  The increase between June 30 and September 30 was impacted by the write-down of the Freddie Mac preferred stock and the resulting lower equity base.

Liquidity and Capital Resources

Our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, trading securities and investment securities available-for-sale represents 23.8% of total assets at September 30, 2008.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At September 30, 2008, the amount of certificates of deposits of $100,000 or more represented 19.4% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.  In implementing our leverage strategy, discussed previously, we funded $23.0 million of the assets acquired with brokered CDs.  The underlying CDs were in increments of less than $100,000.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2008, we had issued commitments to extend credit of $53.7 million, including $25.8 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

We are not aware of any trends, events or uncertainties not discussed in this report that we expect to result in a significant adverse effect on our liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

We have generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the bank for at least the next 12 months.  We anticipate that the bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 9.0% and 11.3% of total assets at September 30, 2008 and December 31, 2007, respectively. The bank maintains federal funds purchased lines in the amount of $10.0 million with several financial institutions, although these have not been utilized in 2008. The FHLB Atlanta has approved a line of credit of up to 25% of the bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non-core sources.  We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The bank’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 9.9%, 10.9% and 6.2%, respectively, at September 30, 2008, as compared to 12.8%, 13.8% and 8.8%, respectively, at December 31, 2007.  The Company’s risked-based capital ratios of Tier 1, total capital and leverage ratio were 10.7%, 11.7% and 6.7%,  respectively, at September 30, 2008, as compared to 13.7%, 14.6% and 9.3%, respectively, at December 31, 2007.   This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

On November 6, 2008, the Treasury informed us that we had received preliminary approval to participate in the Capital Purchase Program.  Under the Capital Purchase Program, the Treasury would purchase up to approximately $11.3 million of our senior preferred stock and would receive warrants to purchase shares of our common stock.    While we can provide no assurance that we will close on this investment by the Treasury, we currently anticipate that we will close on the Treasury’s investment under the Capital Purchase Program during 2008.  See “Emergency Economic Stability Act of 2008” above for a discussion of our currently anticipated participation on the Capital Purchase Program.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$316,064,456	$16,263,431	6.87%	$293,478,383	$16,493,118	7.51%
Securities:	210,513,945	8,208,388	5.21%	168,211,757	6,020,892	4.79%

Other short-term investments	10,498,953	292,536	3.72%	7,542,454	321,957	5.71%
Total earning assets	537,077,354	24,764,355	6.16%	469,232,594	22,835,967	6.51%
Cash and due from banks	9,437,078			10,719,958
Premises and equipment	19,651,388			20,644,006
Other assets	50,158,714			50,085,398
Allowance for loan losses	(3,640,703)			(3,375,065)
Total assets	$612,683,831			$547,306,891

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$57,450,894	379,165	0.88%	$53,447,912	171,963	0.43%
Money market accounts	36,220,882	598,234	2.21%	42,014,903	994,694	3.17%
Savings deposits	24,085,072	85,053	0.47%	25,888,474	137,348	0.71%
Time deposits	230,531,500	7,467,651	4.33%	209,616,283	7,469,641	4.76%
Other borrowings	123,413,922	3,324,171	3.60%	75,256,291	2,776,976	4.93%
Total interest-bearing liabilities	471,702,270	11,854,274	3.36%	406,223,863	11,550,622	3.80%
Demand deposits	72,785,466			72,964,376
Other liabilities	5,864,524			4,855,258
Shareholders’ equity	62,331,571			63,263,394
Total liabilities and shareholders’ equity	$612,683,831			$547,306,891
Net interest spread			2.80%			2.71%
Net interest income/margin		$12,910,081	3.21%		$11,285,345	3.22%
Net interest income/margin FTE basis	235,015	$13,145,096	3.27%	306,445	$11,591,790	3.30%

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$321,600,910	$5,336,553	6.60%	$302,268,770	$5,754,554	7.55%
Securities:	231,974,071	2,965,679	5.09%	172,076,150	2,108,151	4.86%

Other short-term investments	6,616,449	124,298	7.47%	9,338,699	133,876	5.69%
Total earning assets	560,191,430	8,426,530	5.98%	483,683,619	7,996,581	6.56%
Cash and due from banks	8,584,012			10,301,924
Premises and equipment	19,581,327			20,409,450
Other assets	50,803,654			50,108,234
Allowance for loan losses	(3,620,936)			(3,467,322)
Total assets	$635,539,487			$561,035,905

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$64,373,633	174,010	1.08%	$48,716,749	45,308	0.37%
Money market accounts	34,162,258	168,676	1.96%	42,130,175	334,841	3.15%
Savings deposits	24,045,583	25,793	0.43%	26,221,835	49,677	0.75%
Time deposits	237,968,124	2,420,367	4.05%	218,893,642	2,660,286	4.82%
Other borrowings	138,027,712	1,201,632	3.46%	81,589,455	997,475	4.85%
Total interest-bearing liabilities	498,577,310	3,990,478	3.18%	417,551,856	4,087,587	3.88%
Demand deposits	72,175,261			74,448,178
Other liabilities	5,689,228			5,399,077
Shareholders’ equity	59,097,688			63,636,794
Total liabilities and shareholders’ equity	$635,539,487			$561,035,905

Net interest spread			2.80%			2.68%
Net interest income/margin		$4,436,052	3.15%		$3,908,994	3.21%
Net interest income/margin FTE basis	$44,500	$4,480,552	3.17%	$101,615	$4,010,609	3.29%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market.  At both the April 17, 2007 and January 15, 2008 meetings our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 250,000.  The Board has not established an expiration date for this repurchase plan.  There was no share repurchase activity during the third quarter of 2008.  The maximum number of shares that may yet be repurchased under the plan is 42,487.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)
Date:	November 12, 2008	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
Date:	November 12, 2008	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications