Form 10-K
period 2008-12-31
FIRST COMMUNITY CORP /SC/
filed 2009-03-27
CIK 932781

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Documents Incorporated by Reference

         As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $4,232,230 based on the closing sale price of $11.66 on June 30, 2008, as reported on The NASDAQ Capital Market. 3,236,190 shares of the issuer's common stock were issued and outstanding as of March 16, 2009.

Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009.	Part III (Portions of Items 10-14)

i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

        This Report, including information included or incorporated by referenced in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to those described below under Item 1A- Risk Factors and the following:

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

PART I

Item 1.    Business.

General

        First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995. On October 1, 2004, we completed our acquisition of DutchFork Bancshares, Inc. and its wholly-

owned subsidiary, Newberry Federal Savings Bank. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. On September 15, 2008, we completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. We engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices are located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. Our stock trades on The NASDAQ Capital Market under the symbol FCCO.

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

        Richland County, Lexington County, Kershaw County and Newberry County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between Richland and Lexington counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland, Lexington, Kershaw and Newberry Counties, which include the primary service areas for the existing twelve sites of the bank, had estimated populations in 2007 of 357,734, 243,270, 58,168 and 37,633, respectively.

        The principal components of the economy within our market area are service industries, government, and wholesale and retail trade. The largest employers in the area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation. The area has experienced steady growth over the past 10 years and we expect that the area, as well as the service industry needed to support it, will to continue to grow. For 2007, Richland, Lexington, Kershaw and Newberry Counties had estimated median household incomes of $47,787, $51,040, $46,459 and $39,766, respectively, compared to $43,508 for South Carolina as a whole.

Banking Services

        We offer a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by law (generally, $100,000 or $250,000 in the case of IRA accounts per depositor subject to aggregation rules). On October 3, 2008 the FDIC announced that all deposits are insured up to $250,000 per depositor until December 31, 2009. FDIC deposit insurance for deposits, except for certain retirement accounts, will return to at least $100,000 per depositor on January 1, 2010. In addition on October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program ("TAGP"), which provides full coverage for transaction deposit accounts (earning less than .50%) at FDIC-Insured institutions that agree to participate in the program. We have agreed to participate in this program. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

        We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans substantially all of which are closed in the name of a third party, which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral. We may not make any loans to any director, officer, employee, or 10% shareholder of the company or the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

        We currently do not exercise trust powers, but can begin to do so with the prior approval of the Office of the Comptroller of the Currency ("OCC").

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2008, there were 20 financial institutions operating approximately 202 offices in Lexington, Richland, Kershaw and Newberry Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        As of December 31, 2008, we had 148 full-time employees. We believe that our relations with our employees are good.

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

        As a bank holding company we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act ("CRA") (discussed below).

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

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

        Source of Strength.    In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. If the bank were to become "under-capitalized (see below First Community Bank, N.A.—Prompt Corrective Action"), we would be required to provide a guarantee of the bank's plan to return to capital adequacy. Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

        Capital Requirements.    The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the bank and are described below under "First Community Bank, N.A.—Capital Regulations." Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends depends on, among other things, the bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "First Community Bank, N.A.—Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

First Community Bank, N.A.

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC's Temporary Liquidity Guarantee Program ("TLGP") (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts. The OCC and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

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

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us. As of December 31, 2008, the bank was deemed to be "well capitalized."

        Standards for Safety and Soundness.    The Federal Deposit Insurance Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Regulatory Examination.    The OCC also requires the bank to prepare annual reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

        Dividends.    The company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the bank. Statutory and regulatory limitations apply to the bank's payment of dividends to the company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized. The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

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

        Anti-Tying Restrictions.    Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

        Community Reinvestment Act.    The CRA requires that the OCC evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

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

        Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.    The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, the Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

        On November 21, 2008 as part of the TARP CPP, First Community Corporation entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which First Community sold (i) 11,350 shares of First Community's Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 195,915 shares of First Community's common stock for an aggregate purchase price of $11,350,000 in cash.

        The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. First Community must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.69 per share of the common stock. Please see the Form 8-K we filed with the SEC on November 25, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

        EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

        Following a systemic risk determination, the FDIC established the TLGP on October 14, 2008. The TLGP includes the TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than

June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances. This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We did not opt out of the TAGP or the DGP.

        Insurance of Accounts and Regulation by the FDIC.    The deposits at our bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments will take into account each institution's reliance on secured liabilities and brokered deposits. This will result in assessments ranging from 7 to 77.5 basis points. We anticipate our future insurance costs to be higher than in previous periods. However, we are not currently able to accurately determine the amount of additional cost.

        FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank's deposit insurance.

Item 1A.    Risk Factors.

        Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department's CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities ("MBSs") and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the CPP under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions. On November 21, 2008, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series T Preferred Stock and the CPP Warrant to the Treasury.

        In addition, the FDIC created the TLGP as part of a larger government effort to strengthen confidence and encourage liquidity in the nation's banking system. The TLGP has two components. First, the TLGP includes the TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. Second, the TLGP includes the DGP, under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than

June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances. This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We did not opt out of the TAGP or the DGP.

        On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury's TARP, which includes programs under TARP such as the CPP in which we participate.

        There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments" ("OTTI").

Because of our participation in the Treasury Department's CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.

        Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

        The Recovery Act has imposed additional and broader compensation restrictions on CPP participants, which restrictions will be implemented by additional regulations. It will require significant time, effort, and resources on our part to ensure compliance, and the evolving regulations regarding compensation may restrict our ability to compete successfully for executive and management talent.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrant that we sold to the U.S. Treasury pursuant to the CPP.

        Legislation that has been adopted after we closed on our sale of the Series T Preferred Stock and CPP Warrant on November 21, 2008, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrant that we sold to the Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or warrant, then our capital levels could be materially reduced.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 65.1% of our interest income for the year ended December 31, 2008. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of our bank to pay cash dividends to our holding company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the FDIC. If our bank is not permitted to pay cash dividends to our holding company, then we may be unable to pay cash dividends on our common stock.

        As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to November 21, 2011, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury's consent. The dividends declared on shares of our Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, the warrant to purchase our common stock issued to the U.S. Treasury, in conjunction with the issuance of the Series T Preferred Stock, may be dilutive to our earnings per share. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

        The dividends declared on our Series T Preferred Stock issued to the U.S. Treasury pursuant to the CPP will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of First Community Corporation. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 2.6% of the shares of our common stock outstanding as of January 16, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

If we are unable to redeem the Series T Preferred Stock after five years, we will be required to make higher dividend payments on this stock, thereby substantially increasing our cost of capital.

        If we are unable to redeem the Series T Preferred Stock issued to the Treasury pursuant to the CPP prior to February 15, 2014, the dividend rate will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series T Preferred Stock could have a material negative effect on our liquidity, our net income available to common shareholders, and our earnings per share.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

        We target the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We are exposed to changes in the regulation of financial services companies.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its CPP under EESA. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. See "Risk Factors—We are subject to extensive regulation that could limit or restrict our activities" below.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

        As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid $267,000 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the FDIC's new TLGP, the deposit insurance premium assessments paid by all banks will likely increase. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We obtain a portion of our deposits from out of market sources.

        As of December 31, 2008, approximately 5% of our deposits were obtained from out of market sources. To continue to have access to this source of funding, we are required to continue to be classified as a "well-capitalized" bank by the OCC; whereas, if we only "meet" the capital requirement, we would be required to obtain permission from the OCC in order to continue utilizing this source of funding. In addition, in view of the recent and dramatic volatility in the credit and liquidity markets, the cost of out of market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding or sources of our of market deposits could become unwilling to provide such deposits at all because of concerns about our bank, the banking industry or the economy generally. If our access to these sources of liquidity is diminished, or only available on unfavorable terms, then our net income, net interest margin and our liquidity could be adversely affected.

We are exposed to the possibility of technology failure.

        We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

Our historical operating results may not be indicative of our future operating results.

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

        Due to the growth of our bank over the past several years, a material portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because of our internal loan growth, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Economic challenges, especially those affecting Lexington, Richland, Newberry, and Kershaw Counties and the surrounding areas, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

        We are operating in a challenging and uncertain economic environment, including generally difficult national and local conditions. Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Economic downturns can contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Economic downturns in the economy as a whole, or in Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area, can cause borrowers to be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans may be adversely affected. Unlike some larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Economic downturns may, therefore, result in losses that materially and adversely affect our business.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect its business, financial condition, and results of operations.

        As of December 31, 2008, we had approximately $144.3 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 43.3% of our total loans outstanding as of that date. The real estate consists primarily of owner-occupied properties, warehouse and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

        Our commercial real estate loans have grown 11.5%, or $14.9 million, since December 31, 2007. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2008, approximately 89.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Changes in the financial markets could impair the value of our investment portfolio.

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $214.7 million in 2008, as compared to $172.3 million in 2007. This represents 39.5% and 36.2% of the average earning assets for the year ended December 31, 2008 and 2007, respectively. At December 31, 2008, the portfolio was 41.2% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

        During the last half of 2007 and throughout 2008 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of the ongoing liquidity and credit crisis. At December 31, 2008 we had MBSs including collateralized mortgage obligations ("CMOs") with a fair value of $166.7 million. Of these, approximately $91.1 million were issued by government sponsored enterprises ("GSEs") and $75.6 million by private label issuers. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. To a lesser extent MBSs issued by GSEs such as the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae") have been impacted and spreads have increased on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. In 2008 some of the privately issued MBSs have incurred rating agency downgrades. At December 31, 2008 three of our private label CMO's have been downgraded below investment grade. Delinquencies on the underlying mortgages on all mortgage securities have increased dramatically. We monitor these investments monthly and as of December 31, 2008 have not identified any we consider as an OTTI. Increasing delinquencies in the underlying mortgages could result in recognizing OTTI charges in the future.

        Our other investments include municipal and corporate debt securities. As of December 31, 2008, we had municipal securities with an approximate fair value of $10.1 million and corporate debt securities with an approximate fair value of $12.3 million. While these securities are generally investment grade, there is a risk that their value and liquidity could be negatively affected by the overall economic environment.

        At December 31, 2007, we also had investments in variable rate preferred stock issued by the FHLMC with a fair value of $10.9 million, and book value of $14.2 million. The market for these preferred securities has been impacted by the current credit and liquidity concerns in the overall bond market. On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency ("FHFA") announced that FHFA was placing the FHLMC under conservatorship. Due to these actions, we took an OTTI charge of $8.1 million in the third quarter relating to the Freddie Mac preferred stock that we held. This charge, along with our second quarter of 2008 charge of $6.1 million related to our investment in preferred stock issued by Freddie Mac, eliminated any further direct material exposure in our investment portfolio to Freddie Mac equity securities.

        In connection with the conservatorship of Freddie Mac, dividends on the Freddie Mac preferred securities have been eliminated. Going forward, we do not expect to receive dividends on our Freddie

Mac preferred securities for an indefinite period of time. We received dividends of $292,000, pre-tax, on our Freddie Mac preferred securities in the first six months of 2008. The after-tax impact to diluted earnings per share as a result of the elimination of dividends on the Freddie Mac preferred securities is estimated to be approximately $0.16 annually.

        As of December 31, 2008 and 2007, for securities that were either classified as "Held to Maturity" or "Available for Sale" the unrealized losses on these investments were not considered to be "other than temporary" and we had the intent and ability to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or a market price recovery, or were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and MBSs, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. See also

"Risk Factors—Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results."

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

        We have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification for 2008. Currently the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act are not applicable to us until December 31, 2009. We currently anticipate that our auditors will be able to provide the attestation relating to internal controls and all other aspects of Section 404 in 2009. In the event internal control deficiencies are identified in the future that we are unable to remediate in a timely manner or if we are not able to maintain the requirements of Section 404, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We currently anticipate that we will continue to fully implement the requirements relating to internal controls and all other aspects of Section 404 within required time frames.

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2008, approximately $7.5 million of our loans, or 15.2% of our bank's capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 2 loans totaling approximately $117,000 had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank's capital. At December 31, 2008, $6.1 million of our commercial loans, or12.3% of our bank's capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Holders of the Series T preferred stock have rights that are senior to those of our common shareholders.

        The Series T preferred stock that we issued to the U.S. Treasury on November 21, 2008 is senior to our shares of common stock and holders of the Series T preferred stock have certain rights and preferences that are senior to holders of our common stock. The Series T preferred stock ranks senior to our common stock and all other equity securities of ours designated as ranking junior to the Series T preferred stock. So long as any shares of the Series T preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. We and our subsidiary also generally may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series T preferred stock for all prior dividend periods, other than in certain circumstances described more fully below. Furthermore, the Series T preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

Holders of the Series T preferred stock may, under certain circumstances, have the right to elect two directors to our board of directors.

        In the event that we fail to pay dividends on the Series T preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series T preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Holders of the Series T preferred stock have limited voting rights.

        Except as otherwise required by law and in connection with the election of directors to our board of directors in the event that we fail to pay dividends on the Series T preferred stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Series T preferred stock have limited voting rights. So long as shares of the Series T preferred stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated articles of incorporation, the vote or consent of holders owning at least 66 2/3% of the shares of Series T preferred stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series T preferred stock; (2) any amendment to the rights of the Series T preferred stock so as to adversely affect the rights, preferences, privileges or voting power of the Series T preferred stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series T preferred stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series T preferred stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series T preferred stock.

Item 1B.    Unresolved Staff Comments.

        We have no unresolved staff comments with the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.    Properties.

        Lexington Property.    The principal place of business of both the company and our bank's main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the bank's main office branch is a 2.29 acre plot of land. This site was purchased for $576,000 and the building costs were approximately $1.0 million. The branch operates in an 8,500 square foot facility located on this site.

        In October 2000, the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300,000. This site was designed to allow for a 24,000 to 48,000 square foot facility at some future date. The bank completed construction and occupied the 28,000 square foot administrative center in July 2006. The total construction cost for the building was approximately $3.4 million. The Lexington property is owned by the bank.

        Forest Acres Property.    We operate a branch office facility at 4404 Forest Drive, Columbia, South Carolina 29206. The Forest Acres site is .71 acres. The banking facility is approximately 4,000 square feet with a total cost of land and facility of approximately $920,000. This property is owned by the bank.

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

        Northeast Columbia.    We operate a branch office facility at 9822 Two Notch Rd., Columbia, South Carolina 29223. The facility is approximately 3,000 square feet and is located on a 1.0 acre lot. The total cost of the facility and land was approximately $1.2 million. This property is owned by the bank.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        As of March 27, 2009, there were approximately 1,550 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of "FCCO." Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol "FCCO.OB." The following table sets forth the high and low sales price information as reported by NASDAQ in 2008 and 2007, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2008
Quarter ended March 31, 2008	$16.49	$12.70	$0.08
Quarter ended June 30, 2008	$14.99	$11.66	$0.08
Quarter ended September 30, 2008	$13.65	$9.56	$0.08
Quarter ended December 31, 2008	$10.00	$6.31	$0.08
2007
Quarter ended March 31, 2007	$18.99	$16.52	$0.06
Quarter ended June 30, 2007	$17.85	$16.57	$0.07
Quarter ended September 30, 2007	$16.66	$14.53	$0.07
Quarter ended December 31, 2007	$16.18	$12.00	$0.07

        The future dividend policy of the company is subject to the discretion of the board of directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of our subsidiary bank to pay dividends to us. As a national bank, our bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. At December 31, 2008, the bank has no amount free of these restrictions. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

        As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to Prior to November 21, 2011, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to (1) increase cash dividends on our common stock or (2) redeem, repurchase or acquire any shares of our common stock or other equity securities, other than in connection with benefit plans consistent with past practice and certain other limited circumstances, without the U.S. Treasury's consent.

        On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. On April 17, 2007 and January 15, 2008 the Board approved an increase of 50,000 to be repurchased at each meeting. This brought the total available to be repurchased under the plan since inception to 250,000 shares. There was no share repurchase activity during the fourth quarter of 2008. The board has not established an expiration date for this plan. The maximum number of shares that may yet be repurchased under the plan is 42,487.

Item 6.    Selected Financial Data

First Community Corporation

Amounts in thousands (except per share data)	2008	2007	2006	2005	2004
Operations Statement Data:
Net interest income	$17,198	$15,290	$14,323	$12,994	$9,596
Provision for loan losses	2,129	492	528	329	245
Non-interest income (loss)	(10,084)	5,017	4,401	3,298	1,774
Non-interest expense	15,539	14,125	13,243	11,838	7,977
Income tax expense (benefit)	(3,761)	1,725	1,452	1,032	963
Net income (loss)	$(6,793)	$3,965	$3,501	$3,093	$2,185
Preferred stock dividends	71	—	—	—	—

Net income (loss) available to common shareholders	$(6,864)	$3,965	$3,501	$3,093	$2,185

Per Share Data:
Net income diluted	$(2.14)	$1.21	$1.10	$1.04	$1.09
Cash dividends	0 .32	0.27	0.23	0.20	0.20
Book value per common share at period end	17.76	19.93	19.36	17.82	18.09
Tangible book value per common share at period end	8.50	10.67	10.05	8.34	8.19
Balance Sheet Data:
Total assets	$650,233	$565,613	$548,056	$467,455	$455,706
Loans	332,964	310,028	275,189	221,668	186,771
Securities	235,073	175,258	176,523	176,372	196,026
Deposits	423,798	405,855	414,941	349,604	337,064
Shareholders' equity	68,156	63,996	63,208	50,767	50,463
Average shares outstanding	3,208	3,234	3,097	2,847	1,903
Performance Ratios:
Return on average assets:
GAAP earnings (loss)	(1.10)%	0.72%	0.68%	0.67%	0.76%
Operating earnings	0.51%	0.71%	0.69%	0.64%	0.76%
Return on average common equity:
GAAP earnings (loss)	(10.89)%	6.24%	6.12%	6.12%	8.00%
Operating earnings (loss)	5.04%	6.19%	6.21%	5.84%	7.93%
Return on average tangible common equity:
GAAP earnings (loss)	(21.60)%	11.83%	12.69%	13.33%	10.39%
Operating earnings (loss)	10.00%	11.74%	12.86%	12.72%	10.35%
Net interest margin	3.16%	3.21%	3.27%	3.30%	3.72%
Dividend payout ratio	—	21.95%	20.35%	18.35%	17.39%
Asset Quality Ratios:
Allowance for loan losses to period end total loans	1.38%	1.14%	1.17%	1.22%	1.48%
Allowance for loan losses to
Non-performing assets	178.53%	286.06%	688.44%	487.54%	1,250.68%
Non-performing assets to total assets	.39%	.22%	.09%	.12%	.03%
Net charge-offs to average loans	.34%	.06%	.13%	.19%	.13%
Capital and Liquidity Ratios:
Tier 1 risk-based capital	12.58%	13.66%	13.48%	13.24%	12.91%
Total risk-based capital	13.73%	14.61%	14.40%	14.12%	13.86%
Leverage ratio	8.28%	9.31%	9.29%	9.29%	8.51%
Equity to assets ratio	10.48%	11.31%	11.53%	10.86%	9.60%
Average loans to average deposits	75.45%	73.45%	64.83%	59.81%	61.00%

  Reconciliations

        The following is a reconciliation for the five years ended December 31, 2008, of net income (loss) as reported for generally accepted accounting principles ("GAAP") and the non-GAAP measure referred to throughout our discussion of "operating earnings."

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Net income (loss), As Reported (GAAP)	$(6,793)	$3,965	$3,501	$3,093	$2,185
Add: Income tax expense (benefit)	(3,761)	1,725	1,452	1,032	963

	(10,554)	5,690	4,953	4,125	3,148
Non-operating items:
(Gain) loss on sale of securities	28	(49)	69	(188)	(11)
Other-than-temporary-impairment charge	14,494	—	—	—	—

Pre-tax operating earnings (loss)	3,968	5,641	5,022	3,937	3,137
Related income tax expense	825	1,708	1,472	985	960

Operating earnings, (net income, excluding non operating items)	$3,143	$3,933	$3,550	$2,952	$2,177

        The following is a reconciliation for the five years ended December 31, 2008, of non-interest income (loss) as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest income (loss).

(Dollars in thousands)	2008	2007	2006	2005	2004
Non-interest income (loss), As Reported (GAAP)	$(10,084)	$5,017	$4,401	$3,298	$1,774
Non-operating items:
(Gain) loss on sale of securities	28	(49)	69	(188)	(11)
Other-than-temporary-impairment charge	14,494	—	—	—	—

Operating non-interest income	$4,438	$4,968	$4,470	$3,110	$1,763

        Our management believes that the non-GAAP measures above are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner. These non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP, and investors should consider the OTTI charges in the second and third quarter of 2008 when assessing the performance of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the company's results as reported under GAAP.

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

        The following discussion describes our results of operations for 2008 as compared to 2007 and 2007 compared to 2006, and also analyzes our financial condition as of December 31, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2008, 2007 and 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

        In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the EESA. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, MBSs, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the CPP under the EESA, pursuant to which the Treasury could make senior preferred stock investments in participating financial institutions that qualifies as Tier I capital. Based on our risk-weighted assets as of September 30, 2008, we were eligible to issue up to approximately $11.3 million in new senior preferred stock under the program. On November 21, 2008, as part of the CPP established by the Treasury under the EESA, First Community Corporation entered into the CPP Purchase Agreement with the Treasury dated November 21, 2008 pursuant to which we issued and sold to the Treasury (i) the Series T Preferred Stock and (ii) the CPP Warrant, for an aggregate purchase price of $11.3 million in cash. The proceeds from this offering qualify as Tier 1 capital under the regulatory capital guidelines.

        Cumulative dividends on the Series T Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the company's board of directors. The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting.

        Under the terms of the agreement the company may redeem the Series T Preferred Stock at par after February 15, 2012. Prior to this date, the company may redeem the Series T Preferred Stock at par if (i) the company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the CPP Purchase Agreement) in excess of approximately $2.8 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. The Recovery Act signed by the President on February 17, 2009 amended the terms of the agreement and allows the company to redeem the Series T Preferred Stock prior to February 15, 2012. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements in this report.

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

Results of Operations

        Our net loss was $6.8 million, or $2.14 diluted loss per share, for the year ended December 31, 2008, as compared to net income of $4.0 million, or $1.21 diluted earnings per share, for the year ended December 31, 2007, and $3.5 million, or $1.10 diluted earnings per share, for the year ended December 31, 2006. The net loss for the year ended December 31, 2008 included a charge to recognize an OTTI in the amount of $14.3 million on our investment in a preferred stock issue of Freddie Mac (a GSE) reflecting a write-down of substantially all of its carrying value. During the second quarter of 2008 we made a decision to recognize an unrealized mark-to-market loss on this investment grade security in the amount of $6.2 million as an OTTI based on the significant decline in the market value of the security caused by potential deterioration of Freddie Mac's financial condition, and the then current lack of clarity about the impact of an announced plan (which was approved by the House and Senate and signed into law by the President). That plan provided support for Freddie Mac as well as other GSEs. On September 7, 2008, the Secretary of the Treasury announced a decision to place Freddie Mac into conservatorship and as part of that decision the dividend payments on existing preferred shares would be terminated for an unspecified period of time. As a result of that decision we took an additional $8.1 million OTTI charge in the third quarter of 2008 to write off substantially all of the remaining investment in this Freddie Mac security. The preferred stock issue was purchased in 2003 and acquired by First Community Corporation in the 2004 merger with Dutchfork Bankshares. The security with a current cost basis of $3,000 is included in the available-for-sale securities portfolio.

        Another significant decision that impacted our results for the year ended December 31, 2008 was the implementation of a leverage strategy, during the second quarter of 2008, whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. We initiated this strategy because we believe the pricing levels of these securities and related funding opportunities provided the ability to realize significant spread not typically available in leverage strategies. The weighted average yield on the investment securities purchased was approximately 6.82%. All of the mortgage assets acquired were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities. The assets acquired as part of this strategy have been classified as held-to-maturity in the investment portfolio. The securities were acquired on the open market through securities dealers. Prior to initiating each transaction, we performed a thorough analysis, evaluating the associated credit risk, interest rate risk, liquidity and capital risk as well as related funding options. We continue to perform an evaluation of these securities and the related risk on a monthly basis. The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million. The weighted average cost of funding was approximately 4.28%. We believe this opportunity existed as a result of the ongoing volatility in this market sector and the economic value of these securities was not reflected at the pricing levels.

        As noted above under "Reconciliations," our operating earnings were $3.1million, or $0.98 per diluted common share, for 2008 as compared to $3.9 million, or $1.20 diluted earnings per common share, for 2007. Net interest income increased by $1.9 million in 2008 from $15.3 million in 2007 to $17.2 million in 2008. The increase in net interest income is primarily due to the increase in the level of average earning assets resulting from the implementation of the leverage strategy discussed previously as well as core internal growth. Average earning assets equaled $543.7 million during 2008 as compared to $476.1 million during 2007.

        The effect of the increase in earning assets was offset by a 8 basis point decrease in the net interest margin from 3.29% during 2007 to 3.21% during 2008 on a tax equivalent basis. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.78% in 2008 as compared to 2.69% in 2007 and 2.88% in 2006. See below under "Net Interest Income" and "Market Risk and Interest Rate Sensitivity" for a further discussion about the effect of this decrease in the net interest spread and in our net interest margin. The provision for loan losses was $2.1 million in 2008 as compared to $492,000 in 2007. Non-interest income, excluding the OTTI charge was $4.4 million in 2008 as compared to $5.0 million in 2007. This decrease is primarily due to a negative fair value adjustment on interest rate contracts of $560,000 in 2008 as compared to a positive adjustment of $167,000 in 2007. Non-interest expense increased to $15.5 million in 2008 as compared to $14.1 million in 2007. This increase is attributable to increases in salary and benefit expense, an increase in FDIC/FICO premiums as well as the impact of our share of accumulated losses in a limited partnership designed to assist rehabilitate certain low income housing projects. We entered into this partnership to assist in meeting our commitment to the CRA.

        Our net income was $4.0 million, or $1.21 diluted earnings per share, for the year ended December 31, 2007, as compared to net income of $3.5 million, or $1.10 diluted earnings per share, for the year ended December 31, 2006. The increase in net income for 2007 as compared to 2006 resulted primarily from an increase in the level of average earning assets of $38.2 million. The effect of the increase in earning assets was offset by a 6 basis point decrease in the net interest margin from 3.27% during 2006 to 3.21% during 2007. On a tax equivalent basis, the net interest margin was 3.29% and 3.36% for the years ended December 31, 2007 and 2006, respectively. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.69% in 2007 as compared to 2.88% in 2006. Net interest income increased to $15.3 million for the year ended December 31, 2007 from $14.3 million in 2006. The provision for loan losses was $492,000 in 2007 as compared to $528,000 in 2006. Non-interest income increased to $5.0 million in 2007 from $4.4 million in 2006 due primarily to increased deposit service charges resulting from higher average deposit account balances as well as increased ATM/Debit Card fees and a favorable adjustment on financial instruments that are carried at fair value. Non-interest expense increased to $14.1 million in 2007 as compared to $13.2 million in 2006. This increase is attributable to increases in all expense categories required to support the continued growth of the bank.

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

        Net interest income totaled $17.2 million in 2008, $15.3 million in 2007 and $14.3 million in 2006. The yield on earning assets, which was 6.07% in 2008, as compared to 6.50% and 6.22% in 2007 and 2006, respectively. The rate paid on interest-bearing liabilities was 3.29% in 2008, 3.81% in 2007 and 3.34% in 2006. The fully taxable equivalent net interest margin was 3.21% in 2008, 3.29% in 2007 and 3.36% in 2006.

        Our loan to deposit ratio on average during 2008 was 75.5%, as compared to 73.4% in 2007 and 64.8% during 2006. Loans typically provide a higher yield than other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets which should improve the overall yield on earning assets and the net interest margin. At December 31, 2008, the loan to deposit ratio had increased to 78.6%.

        The net interest margin declined in 2008 as compared to 2007 primarily as a result of declining interest rates during this economic cycle. With interest rates as low as they became throughout 2008 certain deposit products could not be repriced in the same magnitude as the general decline in interest rates. In addition, the leverage strategy discussed above did not provide the interest rate spread typically achieved in funding core loan growth with core deposit growth. The yield on earning assets decreased by 43 basis points and the cost of funds decreased by 52 basis points. This resulted in an increase in our net interest spread of 9 basis points in 2008 as compared to 2007. Despite this our net interest margin decreased 5 basis points as a higher percentage of our average earning assets (volume) were funded by interest bearing liabilities (volume) in 2008 as compared to 2007. The average borrowed funds to total interest-bearing liabilities was 26.9% in 2008 as compared to 19.6% in 2007. During 2008 the FHLB advance funding cost were favorable compared to local certificate of deposit funding.

        The flat yield curve throughout much the first half of 2007 as well as an increasing competitive deposit and lending environment were significant contributors to the decline in the net interest margin in 2007 as compared to 2006. The yield on earning assets increased by 28 basis points in 2007 as compared to 2006, whereas the cost of interest-bearing funds increased by 47 basis points during the same period. The higher increase in the cost of funds as compared to yield on interest earning assets was due to an increase in our funding cost on time deposits. The short end of the yield curve declined in the latter half of 2007 but the competitive pricing environment within our market kept rates on these deposits high in comparison to the yield curve decline. The average cost of time deposits was 4.77% in 2007 as compared to 4.18% in 2006. The average borrowed funds to total interest bearing-liabilities in 2007 was 19.6%, as compared to 17.0% in 2006. Longer term borrowed funds typically have a higher interest rate than our mix of deposit products. Our average cost of borrowed funds for 2007 was 4.80% as compared to 4.70% in 2006.

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

	Year ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans	$318,954	$21,503	6.74%	$296,991	$22,243	7.49%	$249,209	$18,613	7.47%
Securities	214,718	11,189	5.21%	172,269	8,326	4.83%	175,145	7,891	4.51%
Other short-term investments(2)	10,006	316	3.16%	6,819	386	5.67%	13,543	741	5.47%

Total earning assets	543,678	33,008	6.07%	476,079	30,955	6.50%	437,897	27,245	6.22%

Cash and due from banks	9,199			10,530			10,170
Premises and equipment	19,597			20,518			19,211
Intangible assets	29,678			30,079			29,603
Other assets	21,475			19,824			17,945
Allowance for loan losses	(3,643)			(3,416)			(3,002)

Total assets	$619,984			$553,614			$511,824

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$59,077	530	0.90%	$51,491	215	0.42%	$58,099	305	0.52%
Money market accounts	35,289	742	2.10%	41,908	1,315	3.14%	48,399	1,547	3.20%
Savings deposits	23,837	109	0.46%	25,799	180	0.70%	29,108	209	0.72%
Time deposits	233,061	9,883	4.24%	211,411	10,084	4.77%	185,653	7,768	4.18%
Other borrowings	129,225	4,546	3.52%	80,656	3,872	4.80%	65,815	3,093	4.70%

Total interest-bearing liabilities	480,489	15,810	3.29%	411,265	15,666	3.81%	387,074	12,922	3.34%

Demand deposits	71,472			73,752			63,167
Other liabilities	5,659			5,013			4,378
Shareholders' equity	62,364			63,584			57,205

Total liabilities and shareholders' equity	$619,984			$553,614			$511,824

Net interest spread			2.78%		2.69%				2.88%
Net interest income/margin		$17,198	3.16%	$15,289	3.21%			$14,323	3.27%

Net interest margin (tax equivalent)			3.21%		3.29%				3.36%

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

	2008 versus 2007			2007 versus 2006
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$1,576	$(2,316)	$(740)	$3,578	$52	$3,630
Investment securities	2,287	576	2,863	(131)	566	435
Other short-term investments	140	(210)	(70)	(380)	25	(355)

Total earning assets	4,198	(2,145)	2,053	2,597	1,113	3,710

Interest-bearing liabilities
Interest-bearing transaction accounts	26	289	315	(44)	(46)	(90)
Money market accounts	(186)	(387)	(573)	(204)	(28)	(232)
Savings deposits	(15)	(56)	(71)	(23)	(6)	(29)
Time deposits	2,396	(2,597)	(201)	1,153	1,163	2,316
Other short-term borrowings	1,211	(537)	674	711	68	779

Total interest-bearing liabilities	2,439	(2,295)	144	717	2,027	2,744

Net interest income			$1,909			$966

Market Risk and Interest Rate Sensitivity

        Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Management Committee ("ALCO") to monitor and manage interest rate risk. The ALCO monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The ALCO has established policies guidelines and strategies with respect to interest rate risk exposure and liquidity.

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

        The following table illustrates our interest rate sensitivity at December 31, 2008.

  Interest Sensitivity Analysis

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
(Dollars in thousands)
Assets
Earning assets
Loans(1)	$141,216	$84,698	$86,211	$19,082	$331,207
Securities(2)	103,558	56,896	30,654	46,049	237,157
Federal funds sold, securities purchased under agreements to resell and other earning assets	3,645	—	—	—	3,645

Total earning assets	248,419	141,594	116,865	65,131	572,009

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	16,042	28,010	9,336	9,336	62,724
Money market accounts	23,644	7,888	—	—	31,532
Savings deposits	7,195	9,434	3,144	2,688	22,461
Time deposits	198,256	30,117	12,957	—	241,330

Total interest-bearing deposits	245,137	75,449	25,437	12,024	358,047
Other borrowings	54,940	53,010	7,043	37,310	152,303

Total interest-bearing liabilities	300,077	128,459	32,480	49,334	510,350

Period gap	$(51,658)	$13,135	$84,385	$15,797	$61,659
Cumulative gap	$(51,658)	$(38,523)	$45,862	$61,659	$61,659
Ratio of cumulative gap to total earning assets	(9.0)%	(6.73)%	8.02%	10.78%	10.78%

(1)
Loans classified as non-accrual as of December 31, 2008 are not included in the balances.

(2)
Securities based on amortized cost.

        At December 31, 2008, we had an interest rate cap agreement with a notional amount of $10.0 million. The cap rate of interest is 4.50% three month LIBOR. The Cap agreement expires on August 1, 2009 and at December 31, 2008 the agreement had no value. At December 31, 2007 the company had a cap and floor with a notional amount of $10.0 million. The floor was sold in the first quarter of 2008 and the company received $608,000 in cash and recognized a gain in the amount of $179,000 in other income. These agreements are entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the market value of the cap and floor. The market value of the cap was $28,000 and the floor market value was $429,000 at December 31, 2007. Any gain or loss on the value of these contracts are recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amount $15,000 $92,000 and $49,000 during the year ended December 31, 2008, 2007 and 2006, respectively. No payments were received under the terms of the floor contract in 2007 and 2006. The bank recognized ($ 14,000), $178,000, and $18,000 and in other income to reflect the increase in the value of the contracts for the years ended December 31, 2008, 2007 and 2008, respectively.

        We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We will receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At December 31, 2008 the fair value of the contract was a negative $725,000. The fair value adjustment of ($725,000) was recognized in other income for the year ended December 31, 2008. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the five year swap rate at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

        Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2008 and 2007 over the subsequent 12 months. Even though we are liability sensitive the model at December 31, 2008 reflects a decrease in net interest income in a 200 basis point declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

	Hypothetical percentage change in net interest income December 31,
Change in short-term interest rates	2008	2007
+200bp	-5.40%	-0.67%
+100bp	-3.47%	+0.35%
Flat	—	—
-100bp	+0.14%	-2.75%
-200bp	-1.51%	-7.07%

        We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity ("PVE") over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2008 and 2007, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 30.18% and 15.39%, respectively. The increase in the PVE exposure in 2008 as compared to 2007 was impacted by the leverage transaction that we implemented in early 2008. As rates rise prepayments on the underlying mortgages slow and the life of the securities extend. In evaluating the leverage strategy we believe that the spreads realized on the overall transaction adequately compensated us for the additional exposure in a rising rate environment.

Provision and Allowance for Loan Losses

        At December 31, 2008, the allowance for loan losses amounted to $4.6 million, or 1.38% of total loans, as compared to $3.5 million, or 1.14% of total loans, at December 31, 2007. Our provision for loan loss was $2.1 million for the year ended December 31, 2008 as compared to $492,000 and $528,000 for the years ended December 31, 2007 and 2006, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

        We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The substantial increase in the provision for 2008 as compared to the prior two years is a direct result of the ongoing economic downturn experienced throughout our markets and the country. Real estate values have been dramatically impacted during this economic cycle. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced increasing delinquencies and problem loans. We are not immune to the effects of the slowing economy and see some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $1.2 million (22 basis points) at December 31, 2007 to $2.5 million (39 basis points) at December 31, 2008. While these rates we believe are favorable in comparison to current industry results, we are concerned about the impact of this economic environment on our customer base of local businesses and professionals. During this economic cycle acquisition and development ("A&D") loans have been a major concern for financial institutions. Currently, our company has $13.2 million of A&D loans in our portfolio which represents 3.9% of our total loan portfolio. We have identified two of these as potential problem loans and discuss them below. We will continue to work closely with all our borrowers that are experiencing economic problems as a result of this cycle and believe we have the processes in place to monitor and identify problem credits. Until this economic cycle begins to reverse we are likely to experience higher delinquencies and problem loans. Therefore, we anticipate funding our provision for loan losses at levels higher than we have historically experienced. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

        At December 31, 2008, 2007, and 2006, we had non-accrual loans in the amount of $1.8 million, $600,000 and $449,000 respectively. Nonaccrual loans at December 31, 2008 consisted of 28 loans. The loans range in the amount of $15,000 to $233,000 and are substantially all real estate related. We have reappraised the collateral on each of these loans and have written them down to their estimated fair value. It is not anticipated that we will incur any material losses on these loans.

        There were $2.0 million, $324,000, and $1.6 million in loans delinquent 30 to 89 days at December 31, 2008, 2007 and 2006, respectively. There were $59,000, $22,000 and $34,000 in loans greater than 90 days delinquent and still accruing interest at December 31, 2008, 2007 and 2006, respectively.

        Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We identified 5 loans in the amount of $6.2 million which are current as to principal and interest at December 31, 2008 and not included in non-performing assets but that could be potential problem loans. Of these, we have identified two A&D loans as potential problem loans. Both are located within the Midlands of South Carolina. One in the amount of $3.2 million was not yet 30 days delinquent at December 31, 2008, but became 30 days past due during the first quarter of 2009. We continued to work with the borrower, but subsequent to year end the loan was placed into non-performing status. We are currently obtaining and evaluating an updated appraisal on the property. The second loan is in the amount of $1.5 million and we do not currently anticipate any loss associated with this specific loan. The balance of loans considered to be potential problem loans consist of two single family home loans totaling $1.2 million and one loan on land totaling $200,000. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

  Allowance for Loan Losses

	2008	2007	2006	2005	2004
(Dollars in thousands)
Average loans outstanding	$318,954	$296,991	$249,209	$202,143	$141,793

Loans outstanding at period end	$332,964	$310,028	$275,189	$221,668	$186,771

Total nonaccrual loans	$1,757	$600	$449	$101	—

Loans past due 90 days and still accruing	$59	$501	$22	$34	$80

Beginning balance of allowance	$3,530	$3,215	$2,701	$2,764	$1,705
Loans charged-off:
1-4 family residential mortgage	763	320	97	119	5
Home equity	16	32	—	274	—
Commercial	271	28	142	56	196
Installment & credit card	90	102	53	72	93
Overdrafts	110	140	153	—	—

Total loans charged-off	1,250	622	445	521	294

Recoveries:
1-4 family residential mortgage	41	80	2	—	—
Home equity	4	5	—	—	—
Commercial	52	281	59	99	90
Installment & credit card	18	15	20	30	23
Overdrafts	57	64	30	—	—

Total recoveries	172	445	111	129	113

Net loans charged off	1,078	177	334	392	181

Provision for loan losses	2,129	492	528	329	245

Purchased in acquisition	—	—	320	—	995

Balance at period end	$4,581	$3,530	$3,215	$2,701	$2,764

Net charge-offs to average loans	0.34%	0.06%	0.13%	0.19%	0.13%
Allowance as percent of total loans	1.38%	1.14%	1.17%	1.22%	1.48%
Non-performing loans as % of total loans	.55%	.36%	.17%	.06%	—
Allowance as % of non-performing loans	252.26%	320.62%	682.59%	2000.74%	—

        The following table presents an allocation of the allowance for loan losses at the end of each of the past four years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

  Allocation of the Allowance for Loan Losses

	2008		2007		2006		2005		2004
	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Dollars in thousands
Commercial, Financial and Agricultural	$681	8.3%	$129	8.7%	$83	8.6%	$574	10.0%	$462	10.2%
Real Estate Construction	1,319	8.7%	343	9.1%	884	11.4%	611	9.0%	348	4.3%
Real Estate Mortgage:
Commercial	1,641	57.7%	1,989	55.8%	1,692	50.5%	953	50.9%	1,285	51.8%
Residential	289	15.7%	553	16.8%	323	17.4%	275	16.8%	478	19.0%
Consumer	100	9.6%	198	9.6%	133	12.1%	213	13.3%	135	14.7%
Unallocated	551	N/A	318	N/A	100	N/A	75	N/A	56	N/A

Total	$4,581	100.0%	$3,530	100.0%	$3,215	100.0%	$2,701	100.0%	$2,764	100.0%

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

Noninterest Income and Expense

        Noninterest Income.    Our primary source of noninterest income is service charges on deposit accounts. In addition, we originate mortgage loans that are pre-sold and funded by the third party acquirer, for which we receive a fee. Other sources of noninterest income are derived from commissions on sale of non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. As a result of the OTTI charge, discussed previously, we had a non-interest income loss during 2008 of $10.1 million. Operating non-interest income (see reconciliation above) during 2008 was $4.4 million as compared to $5.0 million during the same period in 2007. During 2008, we realized losses on fair value adjustments on interest rate contracts in the amount of $623,000 as compared to gains of $168,000 in the same period of 2007. Deposit service charges decreased by $40,000 in 2008 as compared to 2007. This decrease in deposit service charges results from a decline in overdraft fees in 2008 as compared to 2007. There was a noticeable decrease of these fees in the fourth quarter of 2008. It appears that during this period customers were cutting back on their spending and the result was fewer items were being presented for payment. Mortgage origination fees increased $172,000 or 42.3% in the as compared to the same period in 2007. This increase results from a continued emphasis on this source of revenue, the continuing favorable mortgage interest rate environment as well as a fewer number of mortgage origination alternatives in the market place. Other non-interest income increased by $151,000 in 2008 as compared to 2007. The increase primarily related to continued increases in ATM surcharge and debit card exchange fees as a result of continued increased usage by our customer base. The fees received on sale of non-deposit investment products decreased by $22,000 in 2008 as compared to 2007. On September 15, 2008, we completed the acquisition of two financial planning and investment advisory firms. These firms had combined assets under management of approximately $40 million. This new division, First Community Financial Consultants, combines the investment services unit already in place at First Community with the added capabilities of holistic financial planning and investment advisory services. This line of business is consistent with our vision to be a provider of financial solutions to local businesses, entrepreneurs, and professionals. The activity in this division was slowed in the fourth quarter as we integrated the acquisition of two firms. We believe that over time this business will provide a consistent non-interest income revenue stream.

        Noninterest income for the year ended December 31, 2007 was $5.0 million as compared to $4.4 million for 2006, an increase of $617,000, or 14.0%. Deposit service charges increased from $2.4 million in 2006 to $2.7 million in 2007. This increase was due primarily to increased deposit service charges resulting from higher average deposit account balances as well as certain adjustments in our deposit service charge fees during 2007. Mortgage Origination Fees as well as Commissions on the Sale of non-deposit products were relatively stable between 2007 as compared to 2006. During 2007, we sold securities in the amount of $13.9 million that resulted in net gains of $49,000. We sold the investments in 2007 to restructure certain investments within the portfolio that had small balances or relatively short maturities. The funds received were used to pay down overnight advances and purchase other securities with a longer maturity. In the first quarter of 2006, we sold securities that resulted in a loss of $69,000. The proceeds from the sale of the securities were used to pay down $5.0 million in FHLB advances resulting in a gain on the early extinguishment of debt of $159,000. We had favorable adjustments in financial instruments carried at fair value of $168,000 in 2007 as compared to $68,000 in 2006. "Other" non-interest income increased $234,000 from $1.1 million in 2006 to $1.3 million in 2007. This increase is primarily attributable to an increase in ATM/debit card fees of $182,000. ATM/debit card fees were $375,000 in 2006 as compared to $557,000 in 2007.

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

        Non-interest expense increased to $15.5 million in 2008 as compared to $14.1 million in 2007. This increase of $1.4 million is primarily attributable to increases in salary and benefit expense of $663,000, an increase in FDIC/FICO premiums of $207,000, increased marketing expenses of $104,000 as well as a loss of $382,000 on our share of accumulated losses in a limited partnership designed to assist in rehabilitating certain low income housing projects. We entered into this partnership to assist in meeting our commitment to the CRA. The anticipated loss on the partnership for 2009 is approximately $114,000. During 2008, we added approximately 10 (full time equivalent) employees and as of December 31, we had 148 FTEs. These additions were support personnel in audit, information technology, deposit sales, training and loan operations. In addition the acquisition of the two investment firms in the third quarter added three employees. Marketing expenses increased as a result of planned increases in television marketing in 2008 as compared to 2007.

        Amortization of intangibles decreased approximately $163,000, which resulted from the core deposit premium associated with the acquisition of a branch office in 2002 ending in February of 2008.

        In 2007, we had a credit toward FDIC premiums as a result of our DutchFork acquisition in 2004. This credit ran out in March of 2008 and thereafter we were assessed the full fee. The FDIC has proposed substantial increases in deposit premiums for 2009 as compared to 2008. It is anticipated that these premiums will increase by $250,000 to $300,000 in 2009 based on our current deposit base.

Recently the FDIC has proposed a one-time special assessment for all depository institutions to be assessed as of March 31, 2009 and paid June 30, 2009. The special assessment may be as much as 20 basis points on insured deposits. This assessment would amount to approximately $850,000 based on our December 31, 2008 deposits.

        Professional fees increased by $74,000 in 2008 as compared to 2007. This primarily results from legal fees associated with increased collection efforts as well as legal fees related securities issues and new legislation. The Securities and Exchange Commission has granted an extension for the independent attestation report on internal controls until December 31, 2009. There will be increased cost incurred relative to complying with the requirements of Section 404 into 2009 and beyond. The independent attestation report required for 2009 is anticipated to increase our professional fees by $50,000 to $75,000 in 2009. In addition, institutions participating in the CPP program are subject to additional legislation as it relates to compensation, policy requirements, and other initiatives. It is anticipated the cost of professional fees to monitor and comply with this legislation will also increase professional fees in 2009 as compared to 2008.

        During the fourth quarter of 2006 and first quarter 2007 we introduced two initiatives that impacted the 2007 results. We began to hire additional personnel (specifically retail bankers) in many of our offices to increase our lending capacity and to continue to focus on core deposit growth. In addition, in December 2006 we engaged a consulting firm to assist in identifying process efficiency improvements, expense control opportunities and non-interest income enhancements.

        Noninterest expense increased to $14.1 million for the year ended December 31, 2007 from $13.2 million for the year ended December 31, 2006. Salary and employee benefits increased $414,000 in 2007 as compared to 2006. We added approximately 8 employees in connection with the merger with DeKalb. These employees were included in operations for a full year in 2007 and approximately seven months during 2006. In the last quarter of 2006, as part of the initiatives discussed in the previous paragraph, we hired five additional retail bankers within the branch offices. These positions along with the employees that were retained as a result of the DeKalb merger are the primary reason for the increase in salary and benefits in 2007 as compared to 2006. Occupancy expense increased $214,000 from $946,000 in 2006 to $1.2 million in 2007. The increase is primarily a result of the increased expense associated with the administrative center and the Camden branch being included for the entire year of 2007, whereas they were included for only five months and seven months respectively in 2006. Marketing expenses increased $130,000 in 2007 as compared to 2006. This increase is a result of increasing the amount of television advertising in our markets in 2007 as compared to previous years. ATM/Debit card processing costs are primarily associated with a third party processor supporting our network of ATM machines as well as processing ATM and Debit card activity. The expense related to these activities increased $82,000 as a result of the increased activity and numbers of outstanding cards. Supplies and telephone expense decreased by $53,000 and $20,000 primarily as a result of some one-time charges incurred in 2006 relative to our acquisition of The Bank of Camden. Professional fees increased from $833,000 in 2006 to $903,000 in 2007. The increase results primarily from the cost of the consulting engagement discussed previously.

        The following table sets forth for the periods indicated the primary components of non-interest expense:

	Year ended December 31,
(In thousands)	2008	2007	2006
Salary and employee benefits	$7,964	$7,301	$6,886
Occupancy	1,155	1,160	946
Equipment	1,289	1,270	1,241
Marketing and public relations	563	458	329
ATM/debit card processing	342	347	265
Supplies	188	218	271
Telephone	331	361	381
Courier	98	89	79
Correspondent services	102	157	169
FDIC/FICO premium	267	60	47
Insurance	188	217	208
Professional fees	977	903	833
Loss on limited partnership interest	382	—	—
Postage	191	196	168
Director fees	225	171	176
Amortization of intangibles	507	670	637
Other	770	547	607

	$15,539	$14,125	$13,243

Income Tax Expense

        Income tax benefit for 2008 was $3.8 million as compared to income tax expense for the year ended December 31, 2007 of $1.7 million and $1.5 million for the year ended December 31, 2006. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. In 2008, we established a deferred tax valuation allowance of $350,000 primarily related to contribution carryforwards that will expire at the end of 2009. There were no valuation allowances established for deferred taxes as of December 31, 2007 and 2006. As previously discussed we had an OTTI charge on certain securities of $14.5 million during 2008. The loss is not deductible for federal income tax purposes until the securities are sold are deemed worthless. Therefore, the loss resulted in recognizing a deferred tax asset in the amount of $4.9 million. The net operating loss carryforward period for federal income taxes is generally 20 years. Any carry forward period related to realized tax losses on these securities will not start until they are sold or deemed worthless. We have a net operating loss carry forward acquired in the acquisition of DutchFork and DeKalb for federal income tax purposes of approximately $6.1 million to offset future taxable income through 2025.

Financial Position

        Total assets at December 31, 2008 were $650.2 million as compared to $565.6 million at December 31, 2007. Average earning assets increased to $543.7 million during 2008 from $476.1 million during 2007. Asset growth included growth in loans of $23.0 million during 2008. Loans at December 31, 2007 were $310.0 million as compared to $333.0 million at December 31, 2008. Investment securities were $235.1 at December 31, 2008 as compared to $175.3 million at December 31, 2007. Federal funds sold and securities purchased under agreements to resell decreased by $1.2 million at December 31, 2008 as compared to December 31, 2007. The increase in loans was primarily funded by the decrease in federal funds sold and an increase in Federal Home Loan Bank advances. Federal Home loan Bank Advances, excluding those carried at fair value, increased $56.7 million of which $36.0 million was used to fund the leverage strategy noted below.

        During the second quarter of 2008 we implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. The weighted average yield on the investment securities purchased was approximately 6.82%. All of the mortgage assets acquired were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Prior to initiating each transaction, we performed a thorough analysis, evaluating the associated credit risk, interest rate risk, liquidity and capital risk as well as related funding options. The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million. The certificates of deposits have a call option whereby we have the option to call them on a quarterly basis. The weighted average cost of funding was approximately 4.28%.

        Shareholders' equity totaled $68.2 million at December 31, 2008 as compared to $64.0 million at December 31, 2007. As previously discussed we incurred an OTTI charge in 2008 which was the primary contributor to our recording a net loss for the year of $6.8 million for 2008. The net loss along with dividend payments and an accumulated accounting adjustment resulted in retained earnings decreasing to $6.3 million as of December 31, 2008 as compared to $14.6 million at December 31, 2007. As a result of the net loss for 2008 we elected to participate in the Treasury CPP authorized under the EESA. Under this program we issued and sold to the Treasury the Series T Preferred Stock and the CPP Warrant, for an aggregate purchase price of $11.350 million in cash. Effective January 1, 2008 we adopted the provisions of EITF 06-4, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). The cumulative adjustment reduced retained earnings in the amount of $411,000.

Earning Assets

        Loans.    Loans typically provide higher yields than the other types of earning assets. During 2008, loans accounted for 58.7% of average earning assets as compared to 62.4% of average earning assets in 2007. The 3.7% decrease in the ratio during 2008 is primarily a result of the implementation of the securities leverage strategy implemented in the second quarter of 2008. The growth of the loan portfolio both in total dollars and as a percentage of total earning assets is a major focus into 2009 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. Loans averaged $319.0 million during 2008, as compared to $297.0 million in 2007.

        A goal of the CPP program was to provide funds/capital to financial institutions to assist in unfreezing the credit markets. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as, individuals within the markets we serve. In 2008, we funded new loans in the amount of $79.2 million. In 2008, our loan portfolio grew by approximately 7.4% ($23.0 million). Future loan production and portfolio growth rates will be impacted by the current economic recession, as borrowers may be less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. As with any capital raised by the company our goal is to leverage it to the extent that we are providing an appropriate return to the constituencies (primarily shareholders and customers) we serve. Ultimately we would anticipate leveraging this capital at a level of ten to twelve times. Since growing the loan portfolio is the primary way we leverage the various sources of funding, including capital, we would anticipate that ultimately the CPP funds could provide the ability to grow the portfolio by $113.0 million (10X) to $136.0 million (12X). This will obviously take a number of years to accomplish. Events that could negatively impact this goal are continued deteriorating national and local economic conditions as well as deteriorating asset quality within our company. If and when these events impact our earnings, our ability to grow the capital base will be impacted and will result in reducing our ability to grow our balance sheet and expand the loan portfolio. Other events that will prevent us from fully leveraging these funds include regulatory changes such as, but not limited to, raising the required regulatory capital ratios as well as a recent proposal to significantly increase in the FDIC assessments.

        The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Commercial, financial & agricultural	$27,833	$26,912	$23,595	$22,091	$19,001
Real estate:
Construction	28,832	28,141	31,474	19,955	8,066
Mortgage—residential	52,423	52,018	47,950	37,251	35,438
Mortgage—commercial	191,832	173,173	138,886	112,915	96,811
Consumer	32,044	29,784	33,284	29,456	27,455

Total gross loans	332,964	310,028	275,189	221,668	186,771
Allowance for loan losses	(4,581)	(3,530)	(3,215)	(2,701)	(2,764)

Total net loans	$328,383	$306,498	$271,974	$218,967	$184,007

        In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2008 and 2007 were commercial mortgage loans in the amount of $191.8 million and $173.2 million, representing 57.6% and 55.9% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

        The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2008
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial & agricultural	$10,238	$15,813	$1,782	$27,833
Real estate—construction	24,164	4,668	—	28,832
All other loan	49,322	151,495	75,482	276,299

	$83,724	$171,976	$77,264	$332,964

Loans maturing after one year with:
Fixed interest rates				$208,899
Floating interest rates				40,341

				$249,240

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $214.7 million in 2008, as compared to $172.3 million in 2007. This represents 39.5% and 36.2% of the average earning assets for the year ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007 our investment securities portfolio amounted to $235.1 million and $175.3 million

        During the last half of 2007 and throughout 2008 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. We own total MBSs and CMOs with a book value of $172.9 million and an approximate fair value of $166.7 million. These included securities with a book value $89.0 million and approximate fair value of $91.0 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. The result has been increased spreads on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2008 and 2007 all of the MBSs issued by GSEs are classified as "Available for Sale". Unrealized losses on these investments are not considered to be "other than temporary" and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the our amortized cost.

        Also included in our MBS and CMO portfolio are privately issued MBSs at December 31, 2008 with a book value of $84.1 million and approximate fair value of $76.1 million. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008 the company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. As of December 31, 2008 we have not identified any CMOs that we believe have probable losses as a result of credit defaults. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. We monitor each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. It is expected that the securities would not be settled at a price less than our amortized cost.

        We also hold corporate bonds and other securities with a book value of $15.0 million and fair value of $12.3 million. The unrealized loss on investments in corporate bonds relates to bonds with seven different issuers. The economic conditions throughout 2008 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of these securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated A or better (S&P) with the exception of two bonds downgraded during the last twelve months. One downgraded investment is rated B3 by Moody's and A by Fitch and is a preferred term security with a book value of $1.96 million and fair value of $941,000. The second bond is a collateralized debt obligation (CDO), rated B+ by S&P, with a carrying value of $998,000 and fair value of $905,000. This bond matures in December 2010. All of the corporate bonds held by the company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or in the issuer's ability to service the debt obligation.

        We have developed a policy evaluating potential for OTTI as it relates to our private issue MBS/CMO and corporate debt portfolios. Many privately issued MBSs and CMOs, including certain bonds held in our portfolio, have incurred rating agency downgrades. The ratings applied to an issue do not consider what an individual holder paid for the security. If the security was purchased at a discount and our projected yield at the time of purchase considered the potential for future credit losses then the fact that the security was downgraded does not in itself deem it to be OTTI. For MBSs and CMOs we review the projected cash flows under varying stress scenarios. If potential credit losses are projected we then compare these to our original yield analysis and our current carrying value. If these losses do not exceed an amount that would result in us receiving an amount less than our current carrying value and a yield less than projected at purchase, we do not deem the security to be OTTI.

        For corporate debt securities we review the underlying issuer's credit quality, additional underlying credit support, and the length of maturity of the bond. If our analysis determines that it is likely we will recover all of the projected cash flows we do not deem the security to be OTTI. During the year ended 2008 we took an OTTI charge related to certain securities including $14.3 million on FHLMC preferred stock (see "Results of Operations"), and $169,000 on a privately issued MBS.

        At December 31, 2008, the estimated weighted average life of the portfolio was 8.7 years, duration of approximately 4.7 years, and a weighted average tax equivalent yield of approximately 5.33%. Based on our evaluation of securities that currently have unrealized losses, and our ability and intent to hold these investments until a recovery of fair value, we do not consider any of the investments to be other-than-temporarily impaired at December 31, 2008.

        The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2008	2007	2006
Trading Securities—at fair value
Mortgage-backed securities	$2,505	$2,876	$—

	2,505	2,876	—

Securities available-for-sale at fair value:
U.S. Treasury	1,017	1,022	1,004
U.S. Government sponsored enterprises	28,664	45,873	56,660
Mortgage-backed securities	107,817	85,497	79,426
State and local government	5,543	4,477	4,481
FHLMC preferred stock	3	10,927	14,005
Corporate bonds	10,962	11,672	8,792
Other	1,372	1,440	1,459

	155,378	160,908	165,827

Securities held-to-maturity (amortized cost):
State and local government	4,477	6,257	6,429
Mortgage-backed securities	64,945	—	—
Other	60	60	60

	69,482	6,317	6,489

Total	$227,365	$170,101	$172,316

        We hold other investments carried at cost which includes stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta ("FHLB Atlanta"). These investments amounted to $7.7 million, $5.2 million and $4.2 million at December 31, 2008, 2007 and 2006, respectively.

Investment Securities Maturity Distribution and Yields

        The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2008.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity:
State and local government	$1,506	5.94%	$1,852	5.95%	$1,119	4.12%	$—
Mortgage-backed securities	—		19,376	6.33%	24,303	6.57%	21,266	7.16%
Other	—		10	6.57%	50	2.93%	—

Total investment securities held-to-maturity	1,506	5.94%	21,238	6.30%	25,472	6.46%	21,266	7.16%

Available-for-sale:
U.S. treasury	1,017	5.12%	—		—		—
Government sponsored enterprises	7,552	3.91%	7,444	4.32%	6,375	4.89%	7,293	5.36%
Mortgage-backed securities	1,719	3.77%	46,295	4.99%	37,381	5.09%	22,421	4.05%
State and local government	—		955	4.10%	3,087	4.97%	1,501	4.27%
Corporate	905	3.86%	912	7.85%	7,582	5.11%	1,563	4.53%
Other	—		—		—		1,375	3.72%

Total investment securities available-for-sale	11,194	3.99%	55,606	4.93%	54,425	5.08%	34,153	4.35%

Total investment securities	$12,700	4.22%	$76,844	5.31%	$79,897	5.61%	$55,419	5.33%

Short-Term Investments

        Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $10.0 million in 2008, as compared to $6.8 million in 2007. At December 31, 2008, short- term investments totaled $3.5 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

        Deposits.    Average deposits were $422.7 million during 2008, compared to $404.4 million during 2007. Average interest-bearing deposits were $351.2 million in 2008, as compared to $330.6 million in 2007.

        The following table sets forth the deposits by category:

	December 31,
	2008		2007		2006
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$65,751	15.5%	$79,509	19.6%	$73,676	17.8%
NOW accounts	62,703	14.8%	48,944	12.0%	64,043	15.4%
Money market accounts	31,553	7.4%	39,094	9.6%	50,799	12.2%
Savings accounts	22,461	5.3%	24,272	6.0%	26,135	6.3%
Time deposits less than $100,000	155,319	36.7%	122,436	30.2%	119,083	28.7%
Time deposits more than $100,000	86,011	20.3%	90,600	22.6%	81,205	19.6%

	$423,798	100.0%	$405,854	100.0%	$414,941	100.0%

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $314.8 million and $315.3 million at December 31, 2008 and 2007, respectively. Included in time deposits less than $100,000 are brokered deposits of $23.0 million. These deposits are not considered core. As previously discussed we partially funded the leverage transaction with $23.0 million in brokered CDs. All of these brokered CDs are callable by us on a quarterly basis. Although we paid a slightly higher cost on these deposits it gives us the flexibility to call the CDs in the event the asset side of the transaction prepays faster than anticipated as well as the ability to refinance them if rates decline.

        A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2008
(In thousands)	Within Three Months	After Three Through Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$26,899	$10,026	$29,344	$19,742	$86,011

        There were no other time deposits of $100,000 or more at December 31, 2008.

        Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposits obtained through brokers. Except for the leverage transaction previously discussed we have not funded our balance sheet by utilizing brokered deposits since they can be unreliable as long-term funding sources.

        Borrowed funds.    Borrowed funds consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $28.2 million, $26.3 and $19.1 million during 2008, 2007 and 2006, respectively. The maximum month-end balance during 2008, 2007 and 2006 was $40.0 million, $29.0 million and $24.7 million, respectively. The average rate paid during these periods was 1.24%, 5.93% and 3.90%, respectively. The balance of securities sold under agreements to repurchase were $28.2 million and $23.3 million at December 31, 2008 and 2007, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB Atlanta, the bank has access to advances from the FHLB Atlanta for various terms and amounts. During 2008 and 2007, the average outstanding advances amounted to $89.3 million and $38.7 million, respectively.

        The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2008 and 2007:

	December 31,
(In thousands)	2008		2007
Maturing	Amount	Rate	Amount	Rate
2009	$9,000	0.48%	$—	—
2010	28,896	3.58%	26,383	3.64%
2011	18,500	3.05%	500	5.35%
2013	8,500	3.57%	—	—
After five years	41,058	4.10%	22,416	4.04%

	$105,954	3.64%	$49,299	3.93%

        We have two advances not included in the above table that we are carrying at fair value in accordance with SFAS 159. The advances are in the amount of $1.5 million and $1.0 million and at December 31, 2008 had the total fair value amounting to $2.6 million. The $1.0 million advance matures in 2010 and has a fixed rate of interest of 3.82%. The $1.5 million advance matures in 2011 and has a fixed rate of interest of 3.19%.

        Purchase premiums included in advances acquired in the merger with DutchFork reflected in the advances maturing in 2010 amount to $896,000 and $1.4 million at December 31, 2008 and 2007, respectively. The coupon rate on these advances is 5.76%. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034.

Capital Adequacy and Dividends

        Total shareholders' equity as of December 31, 2008 was $68.2 million as compared to $64.0 million as of December 31, 2007. This increase was attributable the issuance of $11.4 million in preferred stock under the CPP plan as well as a decrease in the after tax effect of the unrealized loss on available-for-sale securities included in "Accumulated Other Comprehensive Income". These were offset by our net loss of $6.8 million. During each quarter of 2008, we paid a quarterly dividend of $0.08 per share. For the first quarter of 2007 we paid a dividend of $0.06 and the last three quarters of 2007, our dividend was $0.07 per share. Dividends were paid in 2006 at a rate of $0.05 per share in the first quarter and $0.06 per share for the remaining three quarters. A dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank. Dividends paid by our bank are subject to certain regulatory restrictions. We must gain approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of our bank's net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to November 21, 2011, so long as the U.S. Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury's consent.

        The following table shows the return (loss) on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2008.

	2008	2007	2006
Return on average assets	(1.10)%	0.72%	0.68%
Return on average common equity	(10.89)%	6.24%	6.12%
Equity to assets ratio(1)	10.48%	11.31%	11.53%

    (1)
    Includes Series T perpetual preferred stock issued November 21, 2008

        On November 21, 2008, as part of the CPP established by the Treasury under the EESA, First Community Corporation entered into the CPP Purchase Agreement with the Treasury dated November 21, 2008, whereby we issued and sold to the Treasury (i) the Series T Preferred Stock and (ii) the CPP Warrant for an aggregate purchase price of $11.350 million in cash. The proceeds from this offering qualify as Tier 1 capital under the regulatory capital guidelines.

        Cumulative dividends on the Series T Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the board of directors. The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting.

        Under the terms of the agreement we may redeem the Series T Preferred Stock at par after February 15, 2012. Prior to this date, we may redeem the Series T Preferred Stock at par if (i) we raise aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the CPP Purchase Agreement) in excess of approximately $2.8 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. The Recovery Act signed by the President on February 17, 2009 amended the terms of the agreement and allows us to redeem the Series T Preferred Stock prior to February 15, 2012. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.

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

        The company and the bank exceeded their regulatory capital ratios at December 31, 2008 and 2007, as set forth in the following table.

Analysis of Capital

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2008
Risk Based Capital
Tier 1	$15,940	4.00%	$44,931	11.3%	$28,991	7.3%
Total Capital	31,880	8.00%	49,512	12.4%	17,632	4.4%
Tier 1 Leverage	24.287	4.00%	44.931	7.4%	20,644	3.4%
December 31, 2007
Risk Based Capital
Tier 1	$14,794	4.0%	$47,400	12.8%	$32,606	8.8%
Total Capital	29,589	8.0%	50,930	13.8%	21,341	5.8%
Tier 1 Leverage	21,675	4.0%	47,400	8.8%	25,725	4.4%
The Company:
December 31, 2008
Risk Based Capital
Tier 1	$15,933	4.00%	$50,298	12.6%	$34,365	8.6%
Total Capital	31,943	8.00%	54,879	13.7%	22,936	5.7%
Tier 1 Leverage	24,302	4.00%	50,298	8.3%	25,996	4.3%
December 31, 2007
Risk Based Capital
Tier 1	$14,827	4.0%	$50,644	13.7%	$35,811	9.7%
Total Capital	29,654	8.0%	54,174	14.6%	24,520	6.6%
Tier 1 Leverage	21,752	4.0%	50,644	9.3%	28,892	5.3%

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

        With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006 and the preferred stock offering under the CPP program in November 2008 we have maintained a high level of liquidity and adequate capital along with retained earnings less the 2008 net loss, sufficient to fund the operations of the bank for at least the next 12 months. We anticipate that the bank will remain a well capitalized institution for at least the next 12 months. Total shareholders' equity was 10.5% of total assets at December 31, 2008 and 11.3% at December 31, 2007. Funds sold and short-term interest bearing deposits are our primary source of liquidity and averaged $10.0 million and $6.8 million during the year ended December 31, 2008 and 2007, respectively. The bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2008. The FHLB Atlanta has approved a line of credit of up to 25% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

Off-Balance Sheet Arrangements

        In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. Please refer to Note 15 of the company's financial statements for a discussion of our off-balance sheet arrangements.

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

Item 8.    Financial Statements and Supplementary Data.

        Additional information required under this Item 8 may be found under the Notes to Financial Statements under Note 22.

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

        Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on that assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

/s/ MICHAEL C. CRAPPS Chief Executive Officer and President	/s/ JOSEPH G. SAWYER Senior Vice President and Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

        We have audited the accompanying consolidated balance sheets of First Community Corporation and subsidiary (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of income (loss), changes in shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to examine management's assertion about the effectiveness of First Community Corporation's internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ ELLIOTT DAVIS, LLC

Elliott Davis, LLC
Columbia, South Carolina
March 17, 2009

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2008	2007
ASSETS
Cash and due from banks	$8,722	$9,439
Interest-bearing bank balances	667	48
Federal funds sold and securities purchased under
agreements to resell	2,978	4,194
Investment securities—available for sale	155,378	160,908
Investment securities—held to maturity (market value of $63,379 and $6,361 at December 31, 2008 and 2007, respectively)	69,482	6,317
Trading securities	2,505	2,876
Other investments, at cost	7,710	5,157
Loans	332,964	310,028
Less, allowance for loan losses	4,581	3,530

Net loans	328,383	306,498
Property, furniture and equipment—net	19,378	19,702
Bank owned life insurance	10,239	9,920
Goodwill	27,761	27,761
Intangible assets	2,123	1,983
Other assets	14,907	10,810

Total assets	$650,233	$565,613

LIABILITIES
Deposits:
Non-interest bearing demand	$65,751	$79,509
NOW and money market accounts	94,256	88,038
Savings	22,461	24,272
Time deposits less than $100	155,319	122,436
Time deposits $100 and over	86,011	91,600

Total deposits	423,798	405,855
Securities sold under agreements to repurchase	28,151	23,334
Federal Home Loan Bank Advances	105,954	49,299
Federal Home Loan Bank Advances, at fair value	2,582	1,533
Junior subordinated debt	15,464	15,464
Other borrowed money	152	190
Other liabilities	5,976	5,942

Total liabilities	582,077	501,617

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000
shares authorized; 11,350 issued and outstanding	10,850	—
Common stock, par value $1.00 per share;
10,000,000 shares authorized; issued and outstanding
3,227,039 in 2008 and 3,211,011 in 2007	3,227	3,211
Common stock warrants issued	509	—
Nonvested restricted stock	(186)	—
Additional paid in capital	48,732	48,617
Retained earnings	6,263	14,564
Accumulated other comprehensive income (loss)	(1,239)	(2,396)

Total shareholders' equity	68,156	63,996

Total liabilities and shareholders' equity	$650,233	$565,613

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income (loss)

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2008	2007	2006
Interest income:
Loans, including fees	$21,503	$22,243	$18,613
Investment securities—taxable	10,822	7,893	7,555
Investment securities—non taxable	367	433	336
Other short term investments	316	386	741

Total interest income	33,008	30,955	27,245

Interest expense:
Deposits	11,264	11,794	9,829
Securities sold under agreement to repurchase	353	1,118	805
Other borrowed money	4,193	2,753	2,288

Total interest expense	15,810	15,665	12,922

Net interest income	17,198	15,290	14,323
Provision for loan losses	2,129	492	528

Net interest income after provision for loan losses	15,069	14,798	13,795

Non-interest income:
Deposit service charges	2,682	2,722	2,390
Mortgage origination fees	579	407	451
Commission on sale non deposit products	334	356	321
Gain (loss) on sale of securities	(28)	49	(69)
Other-than-temporary-impairment write-down on securities	(14,494)	—
Fair value gain (loss) adjustments	(623)	168	68
Gain on early extinguishment of debt	—	—	159
Other	1,466	1,315	1,081

Total non-interest income (loss)	(10,084)	5,017	4,401

Non-interest expense:
Salaries and employee benefits	7,964	7,301	6,886
Occupancy	1,155	1,160	946
Equipment	1,289	1,270	1,241
Marketing and public relations	563	458	329
Amortization of intangibles	507	670	637
Other	4,061	3,266	3,204

Total non-interest expense	15,539	14,125	13,243

Net income (loss) before tax	(10,554)	5,690	4,953
Income tax (benefit) expense	(3,761)	1,725	1,452

Net income (loss)	$(6,793)	$3,965	$3,501

Preferred stock dividends	71	—	—

Net income (loss) available to common shareholders	$(6,864)	$3,965	$3,501

Basic earnings (loss) per common share	$(2.14)	$1.23	$1.13

Diluted earnings (loss) per common share	$(2.14)	$1.21	$1.10

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (loss)

(Dollars and shares in thousands)	Preferred Stock	Common Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2005	$—	2,849	$2,849	$—	$42,352	$—	$9,240	$(3,674)	$50,767
Comprehensive income:
Net income							3,501		3,501
Accumulated other comprehensive income, net of income tax of $1,006								1,844
Plus: reclassification adjustment for loss included in net income, net of tax of $24								45

Other comprehensive income								1,889	1,889

Comprehensive income:									5,390

Cash dividend ($0.23 per share)							(708)		(708)
Stock issued in acquisition		364	364		7,213				7,577
Repurchase of common stock		(70)	(70)		(1,184)				(1,254)
Exercise of stock options		113	113		1,164				1,277
Dividend reinvestment plan		9	9		150				159

Balance December 31, 2006	—	3,265	3,265	—	49,695	—	12,033	(1,785)	63,208
Comprehensive income:
Net income							3,965		3,965
Cummulative adjustment to initially apply FASB Statement No. 159							(560)	560
Accumulated other comprehensive income, net of income tax benefit of $606								(1,138)
Less: reclassification adjustment for gain included in net income, net of tax benefit of $17								(33)

Other comprehensive income								(1,171)	(1,171)

Comprehensive income:									2,794

Cash dividend ($0.27 per share)							(874)		(874)
Repurchase of common stock		(120)	(120)		(1,913)				(2,033)
Exercise of stock options		54	54		661				715
Dividend reinvestment plan		12	12		174				186

Balance December 31, 2007	—	3,211	3,211	—	48,617	—	14,564	(2,396)	63,996
Comprehensive income:
Net income (loss)							(6,793)		(6,793)
Accumulated other comprehensive loss, net of income tax benefit of $4,339								(8,438)
Less: reclassification adjustment for loss included in net income, net of tax of $4,927								9,595

Other comprehensive income								1,157	1,157

Comprehensive income (loss):									(5,636)

Restricted common stock issued		16	16		179	(195)			—
Amortization compensation restricted stock						9			9
Issuance of preferred stock	10,841			509					11,350
Cummulative adjustment to initially apply EITF 06-4							(411)		(411)
Dividends: Common stock ($0.32 per share)							(1,026)		(1,026)
Preferred stock	9						(71)		(62)
Common stock repurchased		(18)	(18)		(249)				(267)
Exercise of stock options		—	—		2				2
Dividend reinvestment plan		18	18		183				201

Balance December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,793)	$3,965	$3,501
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	1,032	1,140	1,001
Premium amortization (Discount accretion)	(525)	(717)	(458)
Provision for loan losses	2,129	492	528
Amortization of intangibles	507	670	637
Gain on sale of property and equipment	(1)	—	—
(Gain) loss on sale of securities	28	(49)	69
Other-than-temporary-impairment charges on securities	14,494	—	—
Net (increase) decrease in fair value option instruments and derivatives	623	(168)	—
Gain on early extinguishment of debt	—	—	(159)
(Increase) decrease in other assets	(6,090)	478	270
Tax benefit from exercise of stock options	—	—	299
Increase (decrease) in accounts payable	(448)	878	939

Net cash provided in operating activities	4,956	6,689	6,627

Cash flows form investing activities:
Proceeds from sale of securities available-for-sale	7,856	13,874	21,241
Purchase of investment securities available-for-sale	(65,899)	(46,310)	(34,671)
Maturity/call of investment securities available-for-sale	48,221	31,270	27,050
Purchase of investment securities held-to-maturity	(71,110)	—	(800)
Maturity/call of investment securities held-to-maturity	7,913	149	—
Purchase of investment securities—held-for-trading	—	(3,098)	—
Maturity of investment securities held-for-trading	390	253	—
Proceeds from sale of securities held-for-trading	—	3,463	—
Proceeds from sale of interest rate swap	608	—	—
Increase in loans	(23,851)	(34,244)	(27,179)
Net cash disbursed in business combination	(646)	—	(1,230)
Proceeds from sale of property and equipment	1	318	—
Purchase of bank owned life insurance	—	—	(3,500)
Purchase of property and equipment	(709)	(199)	(3,366)

Net cash used in investing activities	(97,226)	(34,524)	(22,455)

Cash flows from financing activities:
Increase (decrease) in deposit accounts	17,823	(9,679)	38,035
Advances from the Federal Home Loan Bank	84,900	45,000	9,000
Repayment of advances from the Federal Home Loan Bank	(29,306)	(25,017)	(18,079)
Advances from the Federal Home Loan Bank fair value option	2,500	1,500	—
Increase (decrease) in securities sold under agreements to repurchase	4,817	3,862	2,668
Increase (decrease) in other borrowings	(38)	42	(20)
Proceeds from exercise of stock options	2	715	978
Proceeds from issuance of preferred stock	11,350	—	—
Dividend reinvestment plan	201	185	159
Purchase of common stock	(267)	(2,033)	(1,254)
Cash dividends paid	(1,026)	(874)	(708)

Net cash provided from financing activities	90,956	13,701	30,779

Net increase (decrease) in cash and cash equivalents	(1,314)	(14,134)	14,951
Cash and cash equivalents at beginning of period	13,681	27,815	12,864

Cash and cash equivalents at end of period	$12,367	$13,681	$27,815

Supplemental disclosure:
Cash paid during the period for: Interest	$16,825	$14,060	$11,703
Taxes	$613	$250	$473
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$1,681	$(1,832)	$2,919
Transfer of loans to foreclosed property	$751	$150	$50
Common stock issued in acquisition	$195	$—	$7,577

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

Note 1—ORGANIZATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of First Community Corporation (the "company") and its wholly owned subsidiary First Community Bank, N.A (the "bank"). The company owns all of the common stock of FCC Capital Trust I. All material intercompany transactions are eliminated in consolidation. The company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The bank opened for business on August 17, 1995. FCC Capital Trust I is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

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

Goodwill and Other Intangible Assets

        Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of identifiable intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the amount of impairment is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset based on the discounted expected future cash flows. The test for goodwill impairment is based on an identified reporting unit and the determination of the carrying value of the assets and liabilities, including the existing goodwill and intangible assets. The carrying value is compared to the fair value to determine

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

whether impairment exists. No impairment losses have been recorded as a result of the Company's analyses during the years ended December 31, 2008, 2007 and 2006.

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

Stock Based Compensation Cost

        At December 31, 2008, the company had a stock-based payment plan for directors, officers and other key employees, which is described below. Prior to January 1, 2006, the company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan. On January 1, 2006, the company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under its stock option plan. Prior to January 1, 2006, the company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

        The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2008, 2007 or 2006 with the exception of options granted in conjunction with the DeKalb acquisition in 2006. Options granted in conjunction with the 2006 acquisition of DeKalb had an average fair value of $8.21.

Earnings Per Share

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted number of average shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and are computed using the treasury stock method.

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

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements:

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the company on January 1, 2009. SFAS 160 had no impact on the company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the company on January 1, 2009 and will result in additional disclosures if the company enters into any material derivative or hedging activities.

        In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions," ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the company on January 1, 2009. The adoption of FSP 140-3 had no impact on the company's financial position, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. This FSP was effective for the company on January 1, 2009 and had no material impact on the company's financial position, results of operations or cash flows.

        In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the company's financial position, results of operations or cash flows.

        The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the company's financial position, results of operations or cash flows.

        In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no material effect on the company's financial position, results of operations, earnings per share or cash flows.

        FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

        The Staff Position also amends FASB Interpretation No. ("FIN") 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

        The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the company's financial position, results of operations or cash flows.

        The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The Press Release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining OTTI: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

        On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" (see Note 3) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the company, this FSP was effective for the quarter ended September 30, 2008.

        The company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for OTTI as of December 31, 2008 as discussed in Note 5.

        FSP SFAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities," ("FSP SFAS 140-4 and FIN 46(R)-8") was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the company.

        FSP SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1") issued in December 2008, provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.

        The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the company to provide additional disclosures related it to its benefit plans.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009. Prior to the Staff Position, OTTI was determined by using either EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of OTTI, the Staff Position amends EITF 99-20 to determine any OTTI based on the guidance in SFAS 115, allowing management to use more judgment in determining any OTTI. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the company's security portfolio and evaluated the portfolio for any OTTIs as discussed in Note 5.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the company's financial position, results of operations or cash flows.

Risk and Uncertainties

        In the normal course of business, the company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the company's loan and investment portfolios that results from borrower's or issuer's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans and investments and the valuation of real estate held by the company.

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

Reclassifications

        Certain captions and amounts in the 2007 and 2006 consolidated financial statements were reclassified to conform to the 2008 presentation.

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

instrument by instrument basis. As a result of adopting SFAS 159, the company reduced retained earnings and accumulated other comprehensive loss as of January 1, 2007 by $560 thousand. This amount represents the unrealized loss net of tax on the securities that were reclassified from "available for sale" to "trading" securities under SFAS 159.

        The following summarizes the effect of reclassifying the securities as of January 1, 2007 (Dollars in thousands).

	Amortized Cost	Unrealized Loss	Fair Value(1)
Available for sale securities	$4,259	$861	$3,398
Deferred tax effect of unrealized loss		301

Cumulative effect adjustment (reclassification from accumulated other comprehensive loss and charge to retained earnings)		$560

(1)
Since the investments were carried at fair value on the balance sheet prior to adoption there was no effect on the net carrying value at January 1, 2007.

        In connection with the adoption of SFAS 159, the company was required to adopt SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

        The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2008 and 2007.

(Dollars in thousands)

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,505	$—	$2,505	$—
Available for sale securities	155,378	1,895	146,270	7,213
Interest rate cap/swap	(725)	—	—	(725)
Federal Home Loan Bank advance	(2,582)	—	—	(2,582)

Total	$154,576	$1,895	$148,775	$3,906

(Dollars in thousands)

Description	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)
Trading securities	$2,876	$—	$2,876	$—
Available for sale securities	160,908	929	159,470	509
Interest rate cap/floor	458	—	—	458
Federal Home Loan Bank Advance	(1,533)	—	—	(1,533)

Total	$162,709	$929	$162,346	$(566)

        The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate amount of impaired loans was $13.8 million and $2.9 million for the years ending December 31, 2008 and 2007, respectively.

        Federal Home Loan Bank Advances carried at fair value have an unpaid principal balance of $2.5 million at December 31, 2008 of which $1.5 million matures on February 28, 2011 and $1.0 million

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD No. 159 "THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES" (Continued)

matures on June 18 2010. Federal Home Loan Bank Advances carried at fair value have an unpaid principal balance of $1.5 million at December 31, 2007 and matures on June 12, 2009.

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

        The following table reconciles the changes in Level 3 financial instruments for the year ended December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
(Dollars in thousands)	Available for Sale securities	Interest rate Cap/Floor/Swap	Federal Home Loan Bank Advances	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance	$509	$458	$(1,533)	$509	$372	$—
Gain(Loss) recognized	—	(560)	(80)	—	178	(33)
Payments	—	(623)	1,531	—	(92)	—
Issuances	—	—	(2,500)	—	—	(1,500)
Transfers	6,704	—		—	—	—

Ending Balance	$7,213	$(725)	$(2,582)	$509	$458	$(1,533)

        The following tables reflect the changes in fair values for the year ended December 31, 2008 and 2007 and where these changes are included in the income statement.

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Non- interest income —Other	Total changes in Fair Values included in current earnings	Gain (loss) on sale of securities	Non- interest income —Other	Total changes in Fair Values included in current earnings
Trading securities	$17	$17	$69	$22	$91
Interest rate cap/floor/swap	(560)	(560)	—	178	178
Federal Home Loan Bank Advance	(80)	(80)	—	(33)	(33)

Total	$(623)	$(623)	$69	$167	$236

        For the year-ended December 31, 2006 the Company recognized increases in adjustments for interest rate cap/floors in the amount of $68.0 thousand in non-interest income.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—BUSINESS COMBINATIONS

        On September 15, 2008, the company completed the acquisition of two financial planning and investment advisory firms. These firms had combined assets under management of approximately $40 million. This new division of the bank, First Community Financial Consultants, combines the investment services unit already in place at First Community with the added capabilities of holistic financial planning and investment advisory services. In addition, over time we believe the business will provide a consistent non-interest income revenue stream. The total purchase price for the two companies was approximately $601.0 thousand in cash and 16,250 shares of common stock valued at $195.0 thousand. The common stock issued in connection with the acquisition is restricted and will vest at the end of two years. The purchase price of these two acquisitions is deemed not to be material to the company's balance sheet.

        On June 9, 2006, the company acquired 100% of the outstanding shares of DeKalb Bancshares, Inc (DeKalb), the parent company of The Bank of Camden. In addition, The Bank of Camden was merged with and into the company's wholly owned banking subsidiary, First Community Bank, NA, and the Camden office is now operated as a branch of First Community Bank. The merger enabled First Community to increase its market share in the Midlands of South Carolina in a community contiguous to its existing markets. The aggregate acquisition cost was $10.2 million, including $2.4 million of cash, 364,034 shares of the company's common stock valued at $7.6 million, stock options valued at $585.0 thousand and direct acquisition costs of $277.0 thousand. The value of the 364,034 shares of common stock issued at $19.22 per share was determined based on the average closing price of the company's common shares over the two-day period before and after December 8, 2005, the date the terms were agreed to and announced. The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

Note 5—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
State and local government	$4,477	$53	$—	$4,530
Mortgage-backed securities	64,945	199	6,355	58,789
Other	60	—	—	60

	$69,482	$252	$6,355	$63,379

December 31, 2007:
State and local government	$6,257	$46	$2	$6,301
Other	60	—	—	60

	$6,317	$46	$2	$6,361

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
US Treasury securities	$999	$18	$—	$1,017
Government sponsored enterprises	27,965	699	—	28,664
Mortgage-backed securities	108,028	1,805	2,016	107,817
State and local government	5,437	134	28	5,543
Corporate and other securities	15,031	107	2,801	12,337

	$157,460	$2,763	$4,845	$155,378

December 31, 2007:
US Treasury securities	$997	$25	$—	$1,022
Government sponsored enterprises	45,737	193	57	45,873
Mortgage-backed securities	85,893	461	857	85,497
State and local government	4,436	42	1	4,477
Corporate and other securities	27,550	7	3,518	24,039

	$164,613	$728	$4,433	$160,908

        At December 31 2008 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.0 million, corporate debt obligations ("CDOs") of $4.9 million, mutual funds at $877.9 thousand and community bank stock of $509.3 thousand. At December 31, 2007, and other investment securities available for sale included the following recorded at fair value: Federal Home Loan Mortgage Corporation preferred stock of $10.9 million, corporate bonds of $5.8 million, CDOs of $5.9 million, mutual funds of $844.8 thousand, community bank stocks of $509.3 thousand.

        Other Investments, at cost include Federal Home Loan Bank and Federal Reserve Bank Stock in the amount of $5.9 million and $1.8 million at December 31, 2008 and $3.3 million and $1.9 million at December 31, 2007, respectively.

        Trading securities at fair value of $2.5 million and $2.9 million at December 31, 2008 and 2007, respectively are two MBSs issued through the Federal Home Loan Mortgage Corporation.

        During the second quarter we recognized an unrealized mark-to-market loss on our holdings in Federal Home loan Mortgage Corporation (Freddie Mac) preferred securities in the amount of $6.2 million as a other-than-temporary impairment ("OTTI") based on the significant decline in the market value of the security caused by potential deterioration of Freddie Mac's financial condition, and the then current lack of clarity about the impact of an announced Treasury Department plan (which was approved by the House and Senate and signed into law by the President). That plan provided support for Freddie Mac as well as other GSE's. On September 7, 2008, the Secretary of the Treasury announced a decision to place Freddie Mac into conservatorship and as part of that decision the dividend payments on existing preferred shares were terminated for an unspecified period of time. As a result of that decision we took an additional $8.1 million OTTI charge in the third quarter of 2008 to write off substantially all of the remaining investment in this Freddie Mac security. The preferred stock issue was purchased in 2003 and acquired by First Community Corporation in the 2004 merger with Dutchfork Bankshares. The security with a current cost basis of $3.0 thousand is included in the available-for-sale securities portfolio.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

        For the year ended December 31, 2008, proceeds from the sales of securities available-for-sale amounted to $7.8 million. Gross realized gains amounted to $1.3 thousand and gross realized losses amounted to $29.9 thousand in 2008. For the year ended December 31, 2007, proceeds from the sale of securities available-for-sale and trading securities amounted to $13.9 million and $3.5 million, respectively. Gross realized gains amounted to $145.4 thousand and gross realized losses amounted to $95.9 thousand in 2007. For the year ended December 31, 2006, proceeds from the sale of securities available-for-sale amounted to $21.2 million. Gross realized gains amounted to $58.5 thousand and gross realized losses amounted to $127.5 thousand. The tax provision (benefit) applicable to the net realized gain (loss) was approximately $(8.4) thousand, $16.8 thousand, and $(23.9) thousand for 2008, 2007 and 2006, respectively.

        The amortized cost and fair value of investment securities at December 31, 2008, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,506	$1,509	$11,257	$11,194
Due after one year through five years	21,238	19,858	55,407	55,606
Due after five years through ten years	25,472	22,214	55,559	54,425
Due after ten years	21,266	19,798	35,237	34,153

	$69,482	$63,379	$157,460	$155,378

        Securities with an amortized cost of $110.5 million and fair value of $106.4 million at December 31, 2008, were pledged to secure FHLB Advances, public deposits, demand notes due the U.S. Treasury and securities sold under agreements to repurchase.

        The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2008 and 2007.

December 31, 2008

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	16,739	384	909	32	17,648	416
Non-agency mortgage-backed securities	11,824	1,142	5,407	458	17,231	1,600
Corporate bonds	10,704	2,335	1,033	466	11,737	2,801
State and local government	1,131	28	—	—	1,131	28

	40,398	3,889	7,349	956	47,747	4,845

Held-to-maturity securities:
Non-agency mortgage-backed securities	54,411	6,354	—	—	54,411	6,354

	54,411	6,354	—	—	54,411	6,354

Total	$94,809	$10,243	$7,349	$956	$102,158	$11,199

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

December 31, 2007

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and US Government sponsored enterprises	$982	$1	$17,289	$39	$18,271	$40
Government sponsored enterprises mortgage-backed securities	9,309	15	17,615	332	26,924	347
Non-agency mortgage-backed securities	8,607	118	8,792	408	17,399	526
FNMA and FHLMC preferred stock	10,927	3,322	—	—	10,927	3,322
Corporate bonds	1,958	39	1,390	109	3,348	148
State and Local government	502	2	—	—	502	2
Other	—	—	892	48	892	48

	32,285	3,497	45,978	936	78,263	4,433
Held-to-maturity securities:
State and local government	—	—	877	2	877	2

Total	$32,285	$3,497	$46,855	$938	$79,140	$4,435

        Government Sponsored Enterprise, Mortgage-Backed Securities: During the last half of 2007 and throughout 2008 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. The bank owns MBSs including CMOs with a book value of $89.0 million and approximate fair value of $91.1 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. The result has been increased spreads on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2008 and 2007 all of the MBSs issued by GSEs and others are classified as "Available for Sale". Unrealized losses on these investments are not considered to be "other than temporary" and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the company's investment. Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the company does not consider the investments to be other-than-temporarily impaired at December 31, 2008.

        The company also holds privately issued MBSs at December 31, 2008 with a book value of $84.0 million and approximate fair value of $75.5 million. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008 the company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. As of December 31, 2008 the bank has not identified any CMOs that we believe have probable losses as a result of credit defaults. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. It is expected that the securities would not be settled at a price less than the amortized cost of the company's investment. Because the company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

        Corporate Bonds: The Company's unrealized loss on investments in corporate bonds relates to bonds with seven different issuers. The economic conditions throughout 2008 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated A or better (S&P) with the exception of three bonds downgraded during the last twelve months. One downgraded investment is rated B3 by Moody's and A by Fitch and is a preferred term security with a book value of $1.96 million and fair value of $941.0 thousand. The second bond is a collateralized debt obligation (CDO), rated B+ by S&P, with a carrying value of $998 thousand and fair value of $905 thousand. This bond matures in December 2010. The third bond is rated BBB by S&P and Fitch with a carrying value of $996.9 thousand and a fair value of $813.2 thousand (See note 3 for a description of the information utilized in determining fair value measurements). All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuers ability to service the debt obligation. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

        State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. The company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at December 31, 2008.

Note 6—LOANS

        Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2008	2007
Commercial, financial and agricultural	$27,833	$26,912
Real estate—construction	28,832	28,141
Real estate—mortgage
Commercial	191,832	173,173
Residential	52,423	52,018
Consumer	32,044	29,784

	$332,964	$310,028

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        Activity in the allowance for loan losses was as follows:

	December 31,
(Dollars in thousands)	2008	2007	2006
Balance at the beginning of year	$3,530	$3,215	$2,701
Allowance purchased in acquisition	—	—	320
Provision for loan losses	2,129	492	528
Charged off loans	(1,250)	(623)	(445)
Recoveries	172	446	111

Balance at end of year	$4,581	$3,530	$3,215

        Loans outstanding to bank directors, executive officers and their related business interests amounted to $6.1 million and $5.6 million at December 31, 2008 and 2007, respectively. Repayments on these loans during the year ended December 31, 2008 were $23 thousand and loans made amounted to $513 thousand. Repayments on these loans during the year ended December 31, 2007 were $2.8 million and loans made amounted to $347 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

        At December 31, 2008 and 2007, loans individually evaluated and considered impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan" were as follows:

	December 31,
(Dollars in thousands)	2008	2007
Total loans considered impaired at year end	$13,770	$2,896
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	4,550	2,814
Related allowance	784	569
Loans considered impaired for which no related allowance was established	9,220	82
Average impaired loans	7,727	658

        At December 31, 2008 and 2007, non-accrual loans totaled $1.7 million and $600 thousand, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $305 thousand in 2008 and $18 thousand in 2007. Interest recorded on non-accrual loans in 2008 and 2007 amounted to $73 thousand and $6 thousand, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 7—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2008	2007
Land	$5,675	$5,675
Premises	13,971	13,869
Equipment	6,694	6,108

	26,340	25,652
Accumulated depreciation	6,962	5,950

	$19,378	$19,702

        Provision for depreciation included in operating expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $1.0 million, $1.1 million and $1.0 million, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

        Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2008	2007
Core deposit premiums, gross carrying amount	$3,438	$4,651
Other intangibles	646	—

	4,084	4,651
Accumulated amortization	(1,961)	(2,668)

Net	$2,123	$1,983

        Amortization of the core deposit intangibles amounted to $507 thousand, $670 thousand and $637 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of the intangibles is scheduled to be as follows:

(Dollars in thousands)
2009	621
2010	621
2011	517
2012	204
2013	160

$2,123

        The acquisition of two financial advisory firms in 2008 resulted in recognition of $646 thousand in an intangible asset related to the customer list. The intangible asset will be amortized on a straight line basis over five years.

        Goodwill at December 31, 2008 and 2007 amounted to $27.8 million. This represents $4.9 million acquired in the DeKalb acquisition in 2006, $22.8 million acquired in the DutchFork acquisition in 2004

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS (Continued)

and $36 thousand resulting from a branch acquisition in 2003. The goodwill from each of these acquisitions is tested for impairment annually, as of September 30th in accordance with SFAS 142. The fair value is estimated using a cash flow approach based upon the present value of the expected cash flows based on the bank as one operating unit. These valuations indicated that no impairment charge was required during the years ended December 31, 2008, 2007 and 2006.

        In 2006, the bank acquired $3.5 million in bank-owned life insurance that provides benefits to various existing officers. The carrying value of all existing policies at December 31, 2008 and 2007 was $10.2 million and $9.9 million, respectively and are included in other assets.

        At December 31, 2008 and 2007 real estate owned acquired through foreclosure in settlement of loans amounted to $747 thousand and $133 thousand, respectively

Note 9—DEPOSITS

        At December 31, 2008, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2009	$175,013
2010	25,802
2011	14,559
2012	8,405
2013	9,551
Thereafter	8,000

$241,330

        Interest paid on certificates of deposits of $100 thousand or more totaled $4.6 million, $4.4 million and $3.3 million in 2008, 2007 and 2006, respectively.

        Deposits from directors and executive officer and their related interests at December 31, 2008 amounted to approximately $2.3 million.

Note 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2008 and 2007 was 0.42% and 4.26%, respectively. The maximum month-end balance during 2008 and 2007 was $40.0 million and $29.0 million respectively. The average outstanding balance during the year amounted to $28.2 million and $23.3 million and an average rate 1.24% and 5.93% during 2008 and 2007, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

        Other borrowed money at December 31, 2008 and 2007 consisted of $152 thousand and $190 thousand, respectively which was due under the treasury tax and loan note program.

        At December 31, 2008 and 2007, the company had unused short-term lines of credit totaling $20.0 million.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—ADVANCES FROM FEDERAL HOME LOAN BANK AND LONG-TERM DEBT

        Advances from the FHLB Atlanta at December 31, 2008 and 2007, consisted of the following:

(Dollars in thousands)

	2008		2007
Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2009	0.48%	$9,000		$
2010	3.58%	28,896	3.64%		26,383
2011	3.05%	18,500	5.35%		500
2013	3.57%	8,500			—
More than five Years	4.10%	41,058	4.04%		22,416

	3.42%	$105,954	3.93%		$49,299

        In addition, at December 31, 2008, the company has two advances carried at fair value under FAS 159. One matures in 2010 and at December 31, 2008 has a fair value of $1.0 million with a par value of $1.0 million and a fixed rate of 3.82%. The second advance matures in 2011 and has a fair value of $1.5 million and a par value of $1.5 million and fixed rate of 3.19%.

        As collateral for its advances, the company has pledged in the form of blanket liens, eligible loans, in the amount of $93.8 million at December 31, 2008. In addition, securities with a fair value of approximately $64.0 million have been pledged as collateral for advances as of December 31, 2008. At December 31, 2007 loans in the amount of $137.4 million and securities with a fair value of $487 thousand were pledged as collateral for advances. In addition, the company's investment in Federal Home Loan Bank stock is pledged for advances. Advances are subject to prepayment penalties. The average advances during 2008 and 2007 were $89.3 million and $38.7 million, respectively. The average interest rate for 2008 and 2007 was 3.66% and 3.99%, respectively. The maximum outstanding amount at any month end was $108.5 million and $52.9 million for 2008 and 2007.

        Purchase premiums included in advances acquired in the acquisition of DutchFork are reflected in the advances maturing in 2010 amount to $896 thousand at December 31, 2008. At December 31, 2007 the premium was $1.4 million. The coupon rate on the $25.0 million advance maturing in 2010 is 5.76%.

Note 12—JUNIOR SUBORDINATED DEBENTURES

        On September 16, 2004, FCC Capital Trust I (Trust I), a wholly owned subsidiary of the company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points. The distributions are cumulative and payable in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I securities may be redeemed in whole but not in part, at any time prior to September 16, 2009 following the occurrence of a tax event, a capital treatment event or an investment company event. Currently these securities

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—JUNIOR SUBORDINATED DEBENTURES (Continued)

qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The company has no current intention to exercise its right to defer payments of interest on the Trust I securities.

Note 13—INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	Year ended December 31
(Dollars in thousands)	2008	2007	2006
Current
Federal	$1,143	$1,061	$1,302
State	—	218	213

	1,143	1,279	1,515

Deferred
Federal	(4,904)	446	(63)
State	—	—	—

	(4,904)	446	(63)

Income tax expense (benefit)	$(3,761)	$1,725	$1,452

        Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2008	2007	2006
Expected federal income tax expense	$(3,588)	$1,934	$1,684
State income tax net of federal benefit	—	144	140
Tax exempt interest	(118)	(126)	(100)
Nontaxable dividends	(69)	(139)	(146)
Increase in cash surrender value life insurance	(141)	(118)	(112)
Other	155	30	(14)

	$(3,761)	$1,725	$1,452

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—INCOME TAXES (Continued)

        The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2008	2007
Assets:
Allowance for loan losses	$1,558	$1,200
Excess tax basis of deductible intangible assets	208	233
Excess book depreciation over tax depreciation	225	—
Premium on purchased FHLB Advances	304	470
Net operating loss carry forward	2,071	2,948
Excess tax basis of assets acquired	612	815
Unrealized loss on available-for sale-securities	784	1,333
Compensation expense deferred for tax purposes	389	232
Fair value adjustment on interest rate swap agreement	246	—
Deferred loss on other-than-temporary-impairment charges	4,928	—
Alternative minimum tax credit carryforward	245	133
Other	112	—

Total deferred tax asset	11,682	7,364
Valuation reserve	350	—

Total deferred tax asset net of valuation reserve	11,332	7,364

Liabilities:
Tax depreciation in excess of book depreciation	—	157
Excess tax basis of non-deductible intangible assets	503	669
Excess financial reporting basis of assets acquired	1,014	1,027
Other	12	63

Total deferred tax liabilities	1,529	1,916

Net deferred tax asset recognized	$9,803	$5,448

        The $350 thousand valuation allowance established in 2008 primarily related to deferred tax benefits for contribution carryforwards that will expire in 2009. At December 31, 2008, the company has net operating loss carry forwards acquired in the acquisitions of DutchFork and DeKalb for federal income tax purposes of approximately $6.1 million available to offset future taxable income through 2025. There was no valuation allowance for deferred tax assets at December 31, 2007. A valuation allowance is established when management believes that the related deferred tax asset is more likely than not going to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. During 2008, the company recognized OTTI charges on certain investment securities in the amount of $14.5 million which resulted in recognition of a $4.9 million deferred tax asset. These losses are not deductible until the securities

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—INCOME TAXES (Continued)

are sold or are deemed worthless. At December 31, 2008 the securities were still held by the company. The net deferred asset is included in other assets on the consolidated balance sheets.

        A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on available for sale securities of $549 thousand has been recorded directly to shareholders' equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $5.3 million reduced by the $350 thousand valuation reserve.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amount and estimated fair value of the company's financial instruments are as follows:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$12,367	$12,367	$13,682	$13,682
Held-to-maturity securities	69,482	63,672	6,317	6,361
Trading securities	2,505	2,505	2,876	2,876
Available-for-sale securities	155,378	155,776	165,908	160,908
Other investments, at cost	7,710	7,710	5,157	5,157
Loans receivable	332,964	338,811	310,028	308,268
Allowance for loan losses	4,581	—	3,530	—
Net loans	328,383	338,811	306,498	308,268
Accrued interest	2,580	2,580	2,598	2,598
Interest rate cap/floor/swap	(725)	(725)	458	458
Financial liabilities:
Non-interest bearing demand	$65,751	$65,751	$79,509	$79,509
NOW and money market accounts	94,256	94,256	88,038	88,038
Savings	22,461	22,461	24,272	24,272
Time deposits	241,330	244,411	214,036	215,457

Total deposits	423,798	426,879	405,855	407,276
Federal Home Loan Bank Advances	105,954	110,778	49,299	51,051
Federal Home Loan Bank Advances (Fair Value)	2,582	2,582	1,533	1,533
Short term borrowings	28,303	28,303	23,524	23,524
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	3,047	3,047	3,711	3,711

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

        The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2008 and 2007, the bank had commitments to extend credit including lines of credit of $50.8 million and $53.0 million respectively.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

        The primary market area served by the bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the bank's risk based capital, or approximately $12.8 million. Based on this criteria, the bank had four such concentrations at December 31, 2008, including $87.6 million (26.3% of total loans) private households, $40.1 million (12.1% of total loans) to lessors of residential properties, $45.0 million (13.5% of total loans) of lessors of non-residential properties and $17.2 million (5.2% of total loans) to religious organizations.            Although the bank's loan portfolio, as well as, existing commitments, reflect the diversity of its primary market area, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic stability of the area.

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

        At December 31, 2008, the bank has entered into the following interest rate cap and swap agreements:

(Dollars in thousands)

Notional Amount	Description	Cap/Swap Rate	Contract Date	Expiration Date	Fair Value 12/31/2008
$10,000	Interest Rate Cap	4.50%	9/6/2005	8/31/2009	$—
$10,000	Interest Rate Swap	3.66% fixed	10/8/2008	10/8/2013	(725)

					$(725)

        The fair value of the cap contract agreement was entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreement provides for a payment to the bank of the difference between the cap rate of interest and the market rate of interest. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the market value of the cap. Any gain or loss on the value of this contract is recognized in earnings on a current basis. The bank has received payments under the terms of the cap contract in the amount of $15 thousand, $92 thousand and $49 thousand during the years ended December 31, 2008, 2007 and 2006, respectively. The bank recognized ($14) thousand, $178 thousand, $68 thousand in other income to reflect the increase (decrease) in the value of the cap contract and floor contract (terminated in 2008) for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008 the bank terminated an interest rate floor contract that it had entered into on July 24, 2006. The bank received cash in the amount of $608 thousand and recognized a gain on the sale of $179 thousand in other income.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

        The bank entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. The bank will receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At December 31, 2008 the fair value of the contract was a negative $725 thousand. The fair value adjustment of ($725) thousand was recognized in other income for the year ended December 31, 2008. The fair value of the contract is calculated based on the present value, over the remaining term of the contract, of the difference between the five year swap rate multiplied by the notional amount at the reporting date and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Note 16—OTHER EXPENSES

        A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
ATM/Debit card processing	$342	$347	$265
Supplies	188	218	271
Telephone	331	361	381
Courier	98	89	79
Correspondent services	102	157	169
Insurance	188	217	208
FDIC/FICO premium assessment	267	60	47
Postage	191	196	168
Loss on limited partnership interest	382	—	—
Director fees	225	171	176
Professional fees	977	903	833
Other	770	547	607

	$4,061	$3,266	$3,204

Note 17—STOCK OPTIONS

        The company has adopted a Stock Option Plan whereby shares have been reserved for issuance by the company upon the grant of stock options or restricted stock awards. At December 31, 2008 the company has 258,480 shares reserved for future grants. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 17—STOCK OPTIONS (Continued)

        Stock option transactions for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2005	328,092	$11.87
Exercised	(112,932)	8.66
Forfeited	(6,116)	19.05
Granted in acquisition	71,227	13.32

Outstanding December 31, 2006	280,271	$13.38	5.21	$936
Exercised	(54,230)	13.18
Forfeited	(328)	14.00

Outstanding December 31, 2007	225,713	13.43	4.18	$410
Exercised	(200)	9.23

Outstanding December 31, 2008	225,513	13.43	3.18
Exercisable at December 31, 2008	225,513	$13.43	3.18	$—

        Stock options outstanding and exercisable as of December 31, 2008, are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.23/$13.63	115,038	2.20	$9.36
$14.00/$16.70	45,975	1.67	14.10
$19.00/$22.50	64,500	6.02	20.24

	225,513	3.18	$13.43

        Options granted in conjunction with the 2006 acquisition of DeKalb had an average fair value of $8.21. There were no other options granted in 2006. The total intrinsic value of share options exercised during the year ended December 31, 2008, 2007 and 2006 was approximately $1 thousand, $216 thousand and $1.1 million, respectively. The total fair value of options granted, excluding shares granted in conjunction with acquisition, in 2006 was $429 thousand.

        During 2008 the Company issued 16,250 shares of restricted stock in connection with the acquisition of two investment advisory firms. The shares cliff vest in two years and are fully vested on September 15, 2010. The weighted average fair value of the shares issued was $12.00. Total cost associated with the shares issued amounted to $195 thousand and is included in salaries and benefit expense.

Note 18—EMPLOYEE BENEFIT PLAN

        The company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the year ended December 31, 2008, 2007 and 2006 the plan expense amounted to $181 thousand, $137 thousand and $112 thousand, respectively. Prior to July 1, 2007 The company matched 50% of an employee's contribution up to a

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 18—EMPLOYEE BENEFIT PLAN (Continued)

6.00% participant contribution. Beginning July 1, 2007 the company matches 100% of the employees contribution up to 3% and 50% of the employees contribution on the next 2% of the employees contribution.

        The company acquired various single premium life insurance policies from DutchFork that are funding fringe benefits to certain employees and officers. A Salary Continuation Plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the company receiving the remainder, thereby recovering its investment in the policies. In 2006, the company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3.5 million designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2008 of all bank owned life insurance was $10.2 million. Expenses accrued for the anticipated benefits under the Salary Continuation Plans for the year ended December 31, 2008, 2007 and 2006 amounted to $301 thousand, $294 thousand, 186 thousand, respectively.

Note 19—EARNINGS PER SHARE

        The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Year ended December 31,
(Amounts in thousands)	2008	2007	2006
Numerator (Included in basic and diluted earnings per share)	$(6,864)	$3,965	$3,501

Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,203	3,234	3097
Dilutive securities:
Stock options—Treasury stock method	—	50	77

Diluted earnings per share	3,203	3,284	3,174

        The average market price used in calculating the assumed number of dilutive shares issued for the years ended December 31, 2007 and 2006 and was $16.16 and $17.92, respectively. As result of the net loss in 2008 options are not dilutive in calculating diluted earnings per share.

Note 20—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

        The company and bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and bank must meet specific capital

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 20—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

        At December 31, 2008, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the bank must maintain minimum Tier 1 capital, total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the bank's well-capitalized status.

        The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the bank and the company are as follows:

			Required to be Categorized Adequately Capitalized
	Actual
					Required to be Categorized Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2008
First Community Corporation
Tier 1 Capital	$50,298	12.58%	$15,933	4.00%	N/A	N/A
Total Risked Based Capital	54,879	13.73%	31,943	8.00%	N/A	N/A
Tier 1 Leverage	50,298	8.28%	24,302	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$44,931	11.27%	$15,940	4.00%	$23,910	6.00%
Total Risked Based Capital	49,512	12.42%	31,880	8.00%	39,850	10.00%
Tier 1 Leverage	44,931	7.40%	24,287	4.00%	30,359	5.00%
December 31, 2007
First Community Corporation
Tier 1 Capital	$50,644	13.66%	$14,827	4.00%	N/A	N/A
Total Risked Based Capital	54,174	14.61%	29,654	8.00%	N/A	N/A
Tier 1 Leverage	50,644	9.31%	21,752	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$47,400	12.82%	$14,794	4.00%	$22,191	6.00%
Total Risked Based Capital	50,930	13.77%	29,588	8.00%	36,986	10.00%
Tier 1 Leverage	47,400	8.75%	21,676	4.00%	27,095	5.00%

        Under applicable federal law, the Comptroller of the Currency restricts a national bank's total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years at December 31, 2008 as result of the net loss there were no retained net profits free of such restriction. As a result until the Bank recognizes earnings exceeding approximately $1.2 million, dividends from the bank to the holding company are restricted without prior approval of the Office of the Comptroller of the Currency.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 20—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

        On November 21, 2008, as part of the CPP established by the Treasury under the EESA, the company entered into the CPP Purchase Agreement with the Treasury dated November 21, 2008 pursuant to which the company issued and sold to the Treasury (i) the Series T Preferred Stock and (ii) the CPP Warrant for an aggregate purchase price of $11.350 million in cash. The proceeds from this offering qualify as Tier 1 capital under the regulatory capital guidelines.

        Cumulative dividends on the Series T Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the company's board of directors. The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting.

        Under the terms of the agreement the company may redeem the Series T Preferred Stock at par after February 15, 2012. Prior to this date, the company may redeem the Series T Preferred Stock at par if (i) the company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the CPP Purchase Agreement) in excess of approximately $2.8 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. The Recovery Act signed by the President on February 17, 2009 amended the terms of the agreement and allows the company to redeem the Series T Preferred Stock prior to February 15, 2012. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—PARENT COMPANY FINANCIAL INFORMATION

        The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

	At December 31,
(Dollars in thousands)	2008	2007
Condensed Balance Sheets
Assets:
Cash on deposit	$1,692	$1,408
Securities purchased under agreement to resell	585	180
Investment securities available-for-sale	3,297	1,233
Investment in bank subsidiary	77,788	75,764
Other	556	1,148

Total assets	$83,918	$79,733

Liabilities:
Junior subordinated debentures	$15,464	$15,464
Other	298	273

Total liabilities	15,762	15,737

Shareholders' equity	68,156	63,996

Total liabilities and shareholders' equity	$83,918	$79,733

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Condensed Statements of Operations
Income:
Interest income	$137	$57	$55
Dividend income from bank subsidiary	1,785	1,934	1,314
Equity in undistributed earnings (loss) of subsidiary	(7,875)	2,904	3,420

Total income	(5,953)	4,895	4,790

Expenses:
Interest expense	927	1,201	1,161
Other	165	143	128

Total expense	1,092	1,344	1,289

Income (loss) before taxes	(7,045)	3,551	3,501
Income taxes (benefit)	(253)	(413)	—
Net Income (loss)	$(6,792)	$3,964	$3,501

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net Income (loss)	$(6,793)	$3,965	$3,501
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Increase in equity in undistributed earnings of subsidiary	7,875	(2,904)	(3,422)
Other-net	604	(302)	(323)

Net cash provided (used) by operating activities	1,686	759	(244)

Cash flows from investing activities:
Purchase of available-for sale-securities	(3,250)	—	—
Maturity of available-for-sale securities	1,250	—	—
Investment in bank subsidiary	(9,195)	—	—
Net cash received (disbursed) in business combination	—	—	27

Net cash provided (used) by investing activities	(11,195)	—	27

Cash flows from financing activities:
Dividends paid	(1,088)	(873)	(708)
Purchase of common stock	(267)	(2,033)	(1,254)
Proceeds from issuance of common stock	203	900	1,436
Proceeds from issuance of preferred stock	11,350	—	—

Net cash provided (used) in financing activities	10,198	(2,006)	(526)

Increase (decrease) in cash and cash equivalents	689	(1,247)	(743)
Cash and cash equivalents, beginning of period	1,588	2,835	3,578

Cash and cash equivalents, end of period	$2,277	$1,588	$2,835

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2008 and 2007 (Dollars in thousands, except per share amounts).

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2008
Interest Income	$8,244	$8,426	$8,484	$7,854

Net interest income	4,287	4,436	4,487	3,988

Provision for loan losses	1,406	359	209	155

Gain (loss) on sale of securities	—	—	—	(28)

Other-than-temporary-impairment	(169)	(8,163)	(6,162)	—

Income (loss) before income taxes	(1,126)	(6,632)	(4,403)	1,607

Net income (loss)	(488)	(3,946)	(3,482)	1,123

Preferred stock dividends	71	—	—	—

Net income (loss) available to common shareholders	(559)	(3,946)	(3,482)	1,123

Net income (loss) per share, basic	(0.17)	(1.23)	(1.09)	0.35

Net income (loss) per share , diluted	(0.17)	(1.23)	(1.09)	0.35

2007
Interest Income	$8,120	$7,997	$7,541	$7,298

Net interest income	4,004	3,909	3,768	3,609

Provision for loan losses	132	134	1,112	114

Gain (loss) on sale of securities	(24)	—	69	4

Net income per share, basic	0.37	0.35	0.28	0.22

Income before income taxes	1,771	1,665	1,276	978

Net income per share, diluted	0.37	0.35	0.27	0.22

Net income	1,198	1,148	893	726

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 is included in Item 8 of this report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

        We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at: www.firstcommunitysc.com.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2008. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders(1)	225,313	$13.43	258,480
Equity compensation plans not approved by security holders	—	—	—
Total(2)	225,313	$13.43	258,480

(1)
The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day each calendar year beginning January 1, 2000, by an amount equal to 3% of the shares of common stock outstanding.

(2)
Includes 110,991 shares with a weighted average exercise price of $9.23 issuable under the First Community Corporation / DutchFork Bancshares, Inc. Stock Incentive Plan, and 14,569 shares with a weighted average exercise price of $13.32 issuable under the First Community Corporation / DeKalb Bankshares, Inc. Stock Incentive Plan. These plans, and the outstanding awards, were assumed by us in connection with the merger with DutchFork Bancshares, Inc. and DeKalb Bankshares, Inc. We are not authorized to make any additional awards under these plans. These plans were previously approved by the shareholders of DutchFork Bancshares, Inc.

        The additional information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" and hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on May 20, 2009.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
(1)  Financial Statements

        The following consolidated financial statements are located in Item 8 of this report.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2008 and 2007

  •
  Consolidated Statements of Income (loss) for the years ended December 31, 2008, 2007 and 2006

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

  •
  Notes to the Consolidated Financial Statements

(2)
Financial Statement Schedules

        These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)
Exhibits

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 to the company's Form 8-K filed on January 20, 2006).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company's Registration Statement No. 33-86258 on Form S-1).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company's Registration Statement No. 33-86258 on Form S-1).
3.3
Articles of Amendment to the company's Amended and Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the company's Form 8-K filed on November 25, 2008).
4.1	Provisions in the company's Articles of Incorporation and Bylaws defining the rights of holders of the company's Common Stock (included in Exhibits 3.1, 3.2 and 3.3)
4.2
Form of Series T Preferred Stock Certificate with the United States Department of the Treasury dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the company's Form 8-K filed on November 25, 2008).
4.3	Warrant to Purchase up to 192,915 Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the company's Form 8-K filed on November 25, 2008).
10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company's Form 10-KSB for the period ended December 31, 1995).*

10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the company's Form 10-KSB for the period ended December 31, 1998).*
10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the company's Form 10-K for the period ended December 31, 2005).*
10.4	Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 15, 2005).
10.5	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.6
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and Steve P. Sligh dated April 12, 2004 (incorporated by reference to Exhibit 10.6 to the company's Registration Statement No. 333-116242 on Form S-4).
10.7
Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and J. Thomas Johnson dated April 12, 2004 (incorporated by reference to Exhibit 10.7 to the company's Registration Statement No. 333-116242 on Form S-4).
10.8
Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank N.A., and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on September 15, 2005).
10.9	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 3, 2006).*
10.10
Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the company's Form 8-K filed on October 4, 2006).
10.11
Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between First Community Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on November 25, 2008).
10.12
Form of Waiver, executed by each of Messrs. Michael C. Crapps, David K. Proctor, J. Ted Nissen, and Joseph G. Sawyer and Ms. Robin Brown (incorporated by reference to Exhibit 10.2 to the company's Form 8-K filed on November 25, 2008).*
10.13
Form of Letter Agreement, executed by each of Messrs. Michael C. Crapps, David K. Proctor, J. Ted Nissen, and Joseph G. Sawyer and Ms. Robin Brown (incorporated by reference to Exhibit 10.3 to the company's Form 8-K filed on November 25, 2008).*
10.14	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on June 19, 2008).*
10.15	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the company's Form 8-K filed on June 19, 2008).*

10.16	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the company's Form 8-K filed on June 19, 2008).*
10.17	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the company's Form 8-K filed on June 19, 2008).*
10.18	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the company's Form 8-K filed on June 19, 2008).*
10.19	Employment Agreement by and between James C. Leventis and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the company's Form 8-K filed on June 19, 2008).*
10.20	Amendment No. 2 to the First Community Corporation 1999 Stock Incentive Plan adopted October 21, 2008.*
21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

(b)
See listing of Exhibits above and Exhibit List following this Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2009	FIRST COMMUNITY CORPORATION
	By:	/s/ MICHAEL C. CRAPPS Michael C. Crapps President and Chief Executive Officer

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

Signature	Title	Date

/s/ RICHARD K. BOGAN Richard K. Bogan	Director	March 27, 2009
/s/ THOMAS C. BROWN Thomas C. Brown	Director	March 27, 2009
/s/ CHIMIN J. CHAO Chimin J. Chao	Director	March 27, 2009
/s/ MICHAEL C. CRAPPS Michael C. Crapps	Director, President, & Chief Executive Officer	March 27, 2009
/s/ HINTON G. DAVIS Hinton G. Davis	Director	March 27, 2009

Signature	Title	Date

/s/ ANITA B. EASTER Anita B. Easter	Director	March 27, 2009
/s/ O. A. ETHRIDGE O. A. Ethridge	Director	March 27, 2009
/s/ GEORGE H. FANN, JR. George H. Fann, Jr.	Director	March 27, 2009
/s/ J. THOMAS JOHNSON J. Thomas Johnson	Director, Vice Chairman of the Board,	March 27, 2009
/s/ W. JAMES KITCHENS, JR. W. James Kitchens, Jr.	Director	March 27, 2009
/s/ JAMES C. LEVENTIS James C. Leventis	Director, Chairman of the Board, & Secretary	March 27, 2009
/s/ ALEXANDER SNIPES, JR. Alexander Snipes, Jr.	Director	March 27, 2009
/s/ RICHARD M. TODD, JR. Richard M. Todd, Jr.	Director	March 27, 2009
/s/ LORETTA R. WHITEHEAD Loretta R. Whitehead	Director	March 27, 2009
/s/ MITCHELL M. WILLOUGHBY Mitchell M. Willoughby	Director	March 27, 2009
/s/ JOSEPH G. SAWYER Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 27, 2009

Exhibit List

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 to the company's Form 8-K filed on January 20, 2006).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the company's Registration Statement No. 33-86258 on Form S-1).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the company's Registration Statement No. 33-86258 on Form S-1).
3.3	Articles of Amendment to the company's Amended and Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the company's Form 8-K filed on November 25, 2008).
4.1	Provisions in the company's Articles of Incorporation and Bylaws defining the rights of holders of the company's Common Stock (included in Exhibits 3.1, 3.2 and 3.3)
4.2	Form of Series T Preferred Stock Certificate with the United States Department of the Treasury dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the company's Form 8-K filed on November 25, 2008).
4.3	Warrant to Purchase up to 192,915 Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the company's Form 8-K filed on November 25, 2008).
10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company's Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the company's Form 10-KSB for the period ended December 31, 1998).*
10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the company's Form 10-K for the period ended December 31, 2005).*
10.4	Agreement between First Community Bank and Summerfield Associates, Inc. dated June 28, 2005 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 15, 2005).
10.5	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.6	Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and Steve P. Sligh dated April 12, 2004 (incorporated by reference to Exhibit 10.6 to the company's Registration Statement No. 333-116242 on Form S-4).
10.7	Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and J. Thomas Johnson dated April 12, 2004 (incorporated by reference to Exhibit 10.7 to the company's Registration Statement No. 333-116242 on Form S-4).
10.8	Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank N.A., and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on September 15, 2005).

10.9	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 3, 2006).*
10.10	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the company's Form 8-K filed on October 4, 2006).
10.11	Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between First Community Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on November 25, 2008).
10.12	Form of Waiver, executed by each of Messrs. Michael C. Crapps, David K. Proctor, J. Ted Nissen, and Joseph G. Sawyer and Ms. Robin Brown (incorporated by reference to Exhibit 10.2 to the company's Form 8-K filed on November 25, 2008).*
10.13	Form of Letter Agreement, executed by each of Messrs. Michael C. Crapps, David K. Proctor, J. Ted Nissen, and Joseph G. Sawyer and Ms. Robin Brown (incorporated by reference to Exhibit 10.3 to the company's Form 8-K filed on November 25, 2008).*
10.14	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on June 19, 2008).*
10.15	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the company's Form 8-K filed on June 19, 2008).*
10.16	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the company's Form 8-K filed on June 19, 2008).*
10.17	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the company's Form 8-K filed on June 19, 2008).*
10.18	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the company's Form 8-K filed on June 19, 2008).*
10.19	Employment Agreement by and between James C. Leventis and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the company's Form 8-K filed on June 19, 2008).*
10.20	Amendment No. 2 to the First Community Corporation 1999 Stock Incentive Plan adopted October 21, 2008.*
21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.