Form 10-Q
period 2009-03-31
FIRST COMMUNITY CORP /SC/
filed 2009-05-15
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State of Incorporation)	(I.R.S. Employer Identification)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of Principal Executive Offices)

(803) 951-2265

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☐     Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 11, 2009, 3,236,190 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,2009	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2008
ASSETS
Cash and due from banks	$9,181	$8,722
Interest-bearing bank balances	20,354	667
Federal funds sold and securities purchased under agreements to resell	2,531	2,978
Investment securities - available for sale	145,686	155,378
Investment securities - held to maturity (market value of $58,236 and $63,379 at March 31, 2009 and December 31, 2008, respectively	65,204	69,482
Trading securities	2,360	2,505
Other investments, at cost	7,634	7,710
Loans	330,208	332,964
Less, allowance for loan losses	4,024	4,581
Net loans	326,184	328,383
Property, furniture and equipment - net	19,304	19,378
Bank owned life insurance	10,308	10,239
Goodwill	27,761	27,761
Intangible assets	1,967	2,123
Other assets	15,404	14,907
Total assets	$653,878	$650,233
LIABILITIES
Deposits:
Non-interest bearing demand	$67,987	$65,751
NOW and money market accounts	95,403	94,256
Savings	24,356	22,461
Time deposits less than $100,000	159,122	155,319
Time deposits $100,000 and over	86,448	86,011
Total deposits	433,316	423,798
Securities sold under agreements to repurchase	28,326	28,151
Federal Home Loan Bank advances	100,576	105,954
Federal Home Loan Bank advances, at fair value	2,572	2,582
Junior subordinated debt	15,464	15,464
Other borrowed money	122	152
Other liabilities	5,704	5,976
Total liabilities	586,080	582,077
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	10,872	10,850
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,236,190 at March 31, 2009 3,227,039 at December 31, 2008	3,236	3,227
Common stock warrants issued	509	509
Nonvested restricted stock	(160)	(186)
Additional paid in capital	48,778	48,732
Retained earnings	6,413	6,263
Accumulated other comprehensive income (loss)	(1,850)	(1,239)
Total shareholders’ equity	67,798	68,156
Total liabilities and shareholders’ equity	$653,878	$650,233

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Interest and dividend income:
Loans, including fees	$4,963	$5,522
Taxable securities	2,851	2,130
Non-taxable securities	90	107
Federal funds sold and securities purchased under resale agreements	5	85
Other	10	10
Total interest and dividend income	7,919	7,854
Interest expense:
Deposits	2,476	2,883
Federal funds sold and securities sold under agreement to repurchase	29	148
Other borrowed money	1,104	836
Total interest expense	3,609	3,867
Net interest income	4,310	3,987
Provision for loan losses	451	155
Net interest income after provision for loan losses	3,859	3,832
Non-interest income:
Deposit service charges	556	664
Mortgage origination fees	217	186
Commissions on sale of non-deposit investment products	149	88
Gain (loss) on sale of securities	354	(29)
Other-than-temporary impairment on securities	(657)	—
Fair value adjustment gains	21	149
Other	408	364
Total non-interest income	1,048	1,422
Non-interest expense:
Salaries and employee benefits	2,013	1,901
Occupancy	300	278
Equipment	319	325
Marketing and public relations	107	203
Amortization of intangibles	155	138
Other	1,130	802
Total non-interest expense	4,024	3,647
Net income before tax	883	1,607
Income taxes	311	484
Net income	$572	$1,123
Preferred dividends and accretion	164	—
Net income available to common shareholders	$408	$1,123

Basic earnings per common share	$0.13	$0.35
Diluted earnings per common share	$0.13	$0.35

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

Three Months ended March 31, 2009 and March 31, 2008

								Accumulated
		Common		Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance, December 31, 2007	$—	3,211	$3,211	$—	$48,617	$—	$14,564	$(2,396)	$63,996
Comprehensive Income:
Net income							1,123		1,123
Other comprehensive loss:
Unrealized loss arising during period net of income tax benefit of ($79)								(362)
Less: reclassification adjustment for gain included in net income, net of tax expense of $10								19
Other comprehensive loss								(343)	(343)
Comprehensive income									780
Cumulative adjustment to initially apply EITF 06-4							(411)	—	(411)
Dividends paid ($0.08 per share)							(257)		(257)
Common stock repurchased		(17)	(17)		(249)				(266)
Exercise of stock options		—			1				1
Dividend reinvestment plan		3	3		47				50
Balance, March 31, 2008	$—	3,197	$3,197	$—	$48,416	$—	$15,019	$(2,739)	$63,893
Balance, December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive Income:
Net income							572		572
Other comprehensive loss:
Unrealized gain arising during period on available-for-sale securities net of tax expense of $198								369
Unrealized market loss on held- to-maturity securities (net of $404 tax benefit)								(750)
Less: reclassification adjustment for gain included in net income, net of tax expense of $124								(230)
Other comprehensive loss								(611)	(611)
Comprehensive income									297
Amortization of compensation on restricted stock	—					26			26
Dividends: Common ($0.08 per share)							(258)		(258)
Preferred	22						(164)		(142)
Exercise of stock options
Dividend reinvestment plan		9	9		46				55
Balance, March 31, 2009	$10,872	3,236	$3,236	$509	$48,778	$(160)	$6,413	$(1,850)	67,798

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Three months ended March 31,
(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$572	$1,123
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	249	267
Premium amortization (Discount accretion)	(43)	(180)
Provision for loan losses	451	155
Amortization of intangibles	155	138
(Gain) loss on sale of securities	(354)	29
Other-than-temporary-impairment charge on securities	657	—
Net (increase) decrease in fair value option instruments and derivatives	(21)	(149)
Decrease in other assets	428	765
Increase (decrease) in accounts payable	(304)	(951)
Net cash provided in operating activities	1,790	1,197
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	11,187	7,002
Purchase of investment securities available-for-sale	(17,424)	(40,950)
Maturity/call of investment securities available-for-sale	16,115	34,155
Purchase of investment securities held-to-maturity	—	(6,063)
Maturity/call of investment securities held-to-maturity	2,972	603
Maturity of investment securities held-for-trading	166	112
Proceeds from sale of interest rate cap agreement	—	600
Decrease (increase) in loans	1,097	(4,703)
Purchase of property and equipment	(175)	(230)
Net cash provided (used) in investing activities	13,938	(9,474)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	9,426	9,004
Advances from the Federal Home Loan Bank	4,000	17,500
Repayment of advances from the Federal Home Loan Bank	(9,254)	(7,504)
Advances from the Federal Home Loan Bank fair value option	—	1,500
Increase (decrease) in securities sold under agreements to repurchase	175	5,573
Increase (decrease) in other borrowings	(31)	(71)
Proceeds from exercise of stock options	—	1
Dividend reinvestment plan	55	50
Purchase of common stock	—	(266)
Dividends paid: Common stock	(258)	(257)
Preferred stock	(142)	—
Net cash provided from financing activities	3,971	25,530
Net increase in cash and cash equivalents	19,699	17,253
Cash and cash equivalents at beginning of period	12,367	13,682
Cash and cash equivalents at end of period	$32,066	$30,935
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,695	$4,080
Taxes	$350	$3
Non-cash investing and financing activities:
Unrealized loss on securities	$(925)	$(537)
Transfer of loans to foreclosed property	$681	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2009 and December 31, 2008, the Company’s results of operations for the three months ended March 31, 2009 and 2008, and the Company’s cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q.  The information included in the Company’s 2008 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 — Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

(In thousands except average market price)

	Three months
	ended March 31,
	2009	2008
Numerator (Net income available to common shareholders)	$408	$1,123
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,231	3,206
Dilutive securities:
Stock options — Treasury stock method	—	35
Diluted earnings per share	3,231	3,241
The average market price used in calculating assumed number of shares	$6.56	$14.44

At March 31, 2009 there were 191,000 outstanding options at an average exercise price of $13.33 and warrants for 196,000 shares at $8.69.  None of the options or warrants have an exercise price below the average market price of $6.56 for the three-month period ended March 31, 2009 and therefore are not deemed to be dilutive.

Note 3 — Assets and Liabilities Measured at Fair Value

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   The fair value hierarchy is as follows:

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities Available for Sale: Measurement is on a recurring basis based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities issued both issued by government sponsored enterprises and private label mortgage-backed securities.  Generally these fair values are priced from established pricing models.  Level 3 securities include corporate debt obligations and asset—backed securities that are less liquid or for which there is an inactive market.

Investment Securities Held-to-Maturity: Investment securities that are held-to-maturity and considered other-than-temporarily-impaired are recorded at fair value in accordance with FASB Staff Position FAS 115-2 and FAS 124-2 on a non recurring basis.  If the Company does not expect to recover the entire amortized cost basis of the security, an other-than-temporary-impairment (OTTI) is considered to have occurred.  See Note 4 for determining allocation between current earnings and comprehensive income.  Measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 2 securities include private label mortgage-backed securities.  Generally these fair values are priced from established pricing models.

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired measurement is based upon Statement of Financial Accounting Standard No. 114 “Accounting by Creditors for Impairment of a Loan” (SFAS 114).  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2009 substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

Other Real Estate Owned (OREO): OREO carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral.  When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

Derivative Financial Instruments:  Interest rate swaps and interest rate caps are carried at fair value and measured on a recurring basis. The measurement is based on valuation techniques including discounted cash flows analysis for each derivative.  The analysis reflects the contractual remaining term of derivative, interest rates, volatility and expected cash payments.  The measurement of the interest rate swap and cap are considered to be a Level 3 measurement.

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets are measured for impairment on an annual basis, as of September 30th, or more frequently if there is a change in circumstances.  If the goodwill or other intangibles exceed the fair value, an impairment charge is recorded in an amount equal to the excess.  Impairment is tested utilizing accepted valuation techniques utilizing discounted cash flows of the business unit, and implied fair value based on a multiple of earnings and tangible book value for merger transactions.  The measurement of these fair values is considered a Level 3 measurement.

Federal Home Loan Bank Advances:  Certain Federal Home Loan Bank advances are accounted for under Statement of Financial Accounting Standard No. 159 “Fair Value Option” (SFAS 159).  The fair value is calculated on a recurring basis using a discounted cash flow model based on current rate for advances with similar remaining terms.  The measurement  of these advances are considered Level 3 measurements.

The following tables reflect the changes in fair values for the three-month periods ended March 31, 2009 and 2008 and where these changes are included in the income statement:

(Dollars in thousands)

March 31, 2009

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Trading securities	$21	$21
Interest rate cap/swap	(10)	(10)
Federal Home Loan Bank Advance	10	10
Total	$21	$21

(Dollars in thousands)

March 31, 2008

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Trading securities	$24	$24
Interest rate cap/floor	166	166
Federal Home Loan Bank Advance	(41)	(41)
Total	$149	$149

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2009 and December 31, 2008 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,360	$—	$2,360	$—
Available for sale securities	145,686	1,869	137,114	6,703
Interest rate cap/swap	(752)	—		(752)
Federal Home Loan Bank advances	(2,572)			(2,572)
Total	$144,722	$1,869	$139,474	$3,379

(Dollars in thousands)

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,505	$—	$2,505	$—
Available for sale securities	155,378	1,895	146,270	7,213
Interest rate cap/floor	(725)	—		(725)
Federal Home Loan Bank advances	(2,582)			(2,582)
Total	$154,576	$1,895	$148,775	$3,906

The following tables reconcile the changes in Level 3 financial instruments for the three months ended March 31, 2009, that are measured on a recurring basis.

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, December 31, 2008	$7,213	$(725)	$(2,582)
Gain (loss) recognized	(510)	(10)	10
Payment	—	(17)
Issuances	—	—
Ending Balance, March 31, 2009	$6,703	$(752)	$(2,572)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2009 that are measured on a non-recurring basis.  Goodwill and other intangible assets are measured on a non-recurring basis at least annually.  The valuation is performed at September 30th.

(Dollars in thousands)

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$14,977	$—	$—	$14,977
Held-to-Maturity securities (OTTI)	1,663	—	1,663	—
Other real estate owned	1,297	—	—	1,297
Total	$17,937	$—	$1,663	$16,274

Note 4 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009:
State and local government	$4,189	$85	$—	$4,274
Mortgage-backed securities	60,955	—	7,053	53,902
Other	60	—	—	60
	$65,204	$85	$7,053	$58,236
December 31, 2008:
State and local government	$4,477	$53	$—	$4,530
Mortgage-backed securities	64,945	198	6,354	58,789
Other	60	—	—	60
	$69,482	$252	$6,354	$63,379

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009:
US Treasury securities	$999	$7	$—	$1,006
Government sponsored enterprises	17,926	591	—	18,517
Mortgage-backed securities	109, 622	2,254	1,872	110,004
State and local government	4,432	80	14	4,498
Corporate and other securities	14,498	130	2,967	11,661
	$147,477	$3,062	$4,853	$145,686
December 31, 2008:
US Treasury securities	$999	$18	$—	$1,017
Government sponsored enterprises	27,965	699	—	28,664
Mortgage-backed securities	108,028	1,805	2,016	107,817
State and local government	5,437	134	28	5,543
Corporate and other securities	15,031	107	2,801	12,337
	$157,460	$2,763	$4,845	$155,378

The Company adfopted the provisions of FSP SFAS 115-2 as of January 1, 2009.  As prescribed by FSP SFAS 115-2 for the three months ended March 31, 2009, the Company recognized the credit component of an other-than-temporary impairment (OTTI) of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the the Company will not be required to sell the securities prior to recovery.  Had the Company not adopted FSP SFAS 115-2, the Company would have recognized an additional $1.2 million, pre-tax, in other-than-temporary impairment charges through earnings during the three months ended March 31, 2009.

The amortized cost and fair value of investment securities at March 31, 2009, by maturity based on average life at the prepayment speeds for mortgage backed and CMO securities and expected call date or maturity date for all other securities follow.  Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,550	$1,554	$14,055	$14,014
Due after one year through five years	20,374	17,974	65,447	66,002
Due after five years through ten years	26,995	22,393	39,263	37,885
Due after ten years	16,285	16,315	28,712	27,785
	$65,204	$58,236	$147,477	$145,686

During the three months ended March 31, 2009, the Company recorded other-than-temporary impairment losses on held-to-maturity and available-for-sale securities as follows:

	Held-to-maturity	Available-for-
	Non-agency	sale equity
(Dollars in thousands)	mortgage-backed securities	security	Total
Total OTTI charge realized and unrealized	$1,301	$510	$1,811
OTTI recognized in other comprehensive income (non-credit component)	1,154	—	1,154
Net impairment losses recognized in earnings (credit component)	$147	$510	$657

As of March 31, 2009, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earningsconsisted of two non-agency mortgage backed securities.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security.  Relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the remaining unrealized losses.  The average prepayment rate, default rate and severity used in the valuations were approximately 8%, 13%, and 41%, respectively.

At March 31, 2009 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $5.9 million, corporate debt obligations (“CDOs”) of $4.9 million, and mutual funds at $878,000.  At December 31 2008 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.0 million, corporate debt obligations (“CDOs”) of $4.9 million, mutual funds at $878,000 and community bank stock of $509,300.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2009 and December 31, 2008.

March 31, 2009

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	6,029	188	4,429	19	10,458	207
Non-agency mortgage-backed securities	1,267	321	13,577	1,344	14,844	1,665
Corporate bonds	7,460	2,398	3,195	569	10,655	2,967
State and local government	1,144	14	—	—	1,144	14
	15,900	2,921	21,201	1,932	37,101	4,853
Held-to-maturity securities:
Non-agency mortgage-backed securities	42,262	5,664	11,640	1,389	53,902	7,053
	42,262	5,664	11,640	1,389	53,902	7,053
Total	$58,162	$8,585	$32,841	$3,321	$91,003	$11,906

December 31, 2008

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	16,739	384	909	32	17,648	416
Non-agency mortgage-backed securities	11,824	1,142	5,407	458	17,231	1,600
Corporate bonds	10,704	2,335	1,033	466	11,737	2,801
State and local government	1,131	28	—	—	1,131	28
	40,398	3,889	7,349	956	47,747	4,845
Held-to-maturity securities:
Non-agency mortgage-backed securities	54,411	6,354	—	—	54,411	6,354
	54,411	6,354	—	—	54,411	6,354
Total	$94,809	$10,243	$7,349	$956	$102,158	$11,199

Government Sponsored Enterprise, Mortgage-Backed Securities: Throughout 2008 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. First Community Bank, N.A. (the “Bank”) owns MBSs including CMOs with a book value of $91.7 million and approximate fair value of $94.7 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of March 31, 2009 and December 31, 2008 all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2009.

Non-agency mortgage —backed securities: The Company also holds privately label issued MBSs at March 31, 2009 with a book value of $78.8 million and approximate fair value of $69.3 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and continuing into 2009. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008 the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the quarter ended March 31, 2009 the Company identified two private label mortgage-backed, within the held-to-maturity portfolio, with a fair value of $1.7 million in the held-to-maturity portfolio that it considers other-than-temporarily-impaired.  The Company has adopted FSP FAS 115-2 and FAS 124-2 the Company has recognized an impairment charge in earnings of $147,000 and impairment charge through other comprehensive income of $1.2 million.  The $147,000 represents the estimated credit losses on these securities.  The credit losses were estimated by projecting the expected cash flows estimating  prepayment speeds, increasing defaults and collateral loss severities.

The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.  The Company has the intent and ability to hold these securities until it recovers the projected remaining cash flows.

It is expected that the private label mortgage-backed securities portfolio will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the remaining balance of these investments to be other-than-temporarily impaired at March 31, 2009.

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with seven different issuers. The economic conditions throughout 2008 and continuing into 2009 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated A or better (S&P) with the exception of three bonds downgraded during the last twelve months. One downgraded investment is rated B3 by Moody’s and A by Fitch and is a preferred term security with a book value of $1.96 million and fair value of $941,000. The second bond is a collateralized debt obligation (CDO), rated B+ by S&P, with a carrying value of $998,000 and fair value of $905,000. This bond matures in December 2010. The third bond is rated BBB by S&P and Fitch with a carrying value of $997,000 and a fair value of $813,000.  All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at March  31, 2009.

During the quarter ended March 31, 2009 the Company recognized an other-than-temporary impairment charge on an equity security in the amount of $510,000.  The security was an investment in another financial institution that was closed by the Office of the Comptroller of the Currency on May 1, 2009.  The entire balance of the equity investment was charged to earnings and the Company has no additional exposure to the other financial institution.

Note 5 — Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company elected early adoption of FSP SFAS 115-2 and SFAS 124-2 and FSP SFAS 157-4 as of March 31, 2009 (See notes 3 and 4 for the effects of the adoption of these statements).

  Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

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

•                  reduced earnings due to higher credit losses generally and specifically potentially because losses in our real estate loan portfolio may be greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

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

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on the Company.  During 2008 and continuing into 2009, the capital and credit markets have experienced extended volatility and disruption. Over the previous twelve months, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2009 and our notes included in the consolidated financial statements in our 2008 Annual Report on Form 10-K as filed with the SEC.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of Federal Deposit Insurance Corporation (the “FDIC”) deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the Treasury Department announced the creation of the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (“CPP”) which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury Department on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury Department’s TARP.

•                  On March 23, 2009, the Treasury Department, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury Department. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                  The Securities Program, which will be administered by the Treasury Department, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before

2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

On November 21, 2008, as part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 11,350 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 195,915 shares of our common stock for an aggregate purchase price of $11,350,000 in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. We must consult with the the Office of the Comptroller of the Currency (the “OCC”) before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.69 per share of the common stock. Please see the Form 8-K we filed with the SEC on November 25, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

Comparison of Results of Operations for Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Net Income

Our net income for the three months ended March 31, 2009 was $572,000, or $.13 diluted earnings per share, as compared to $1.1 million, or $.35 diluted earnings per share, for the three months ended March 31, 2008.  The decrease in net income between the two periods is primarily due to an increase of $296,000 in the provision for loan losses, decreased deposit service charges of $108,000, write-downs related to other-than- temporary- impairments on several securities in the amount of $657,000 and an increase in non-interest expense of $328,000 .  These were partially offset by an increase in net interest income of $323,000 and gains on the sale of securities in the amount of $354,000 during the quarter ended March 31, 2009 as compared to the same period in 2008.  Average earning assets increased by $74.0 million in the first quarter of 2009 as compared to the same period in 2008.  Average earning assets were $572.9 million during the three months ended March 31, 2009 as compared to $498.9 million during the three months ended March 31, 2008.  The increase in average earning assets was primarily a result of the implementation of a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency mortgage backed securities and collateralized mortgage obligations in the second quarter of 2008.  The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million.  The increase in average earning assets resulted in an increase in net interest income of $310,000 in the first three months of 2009 as compared to the first three months of 2008.  Non-interest income decreased $374,000, or 26.3%, as a result of the write-down of securities in the amount of $657,000 and a decline in deposit service charges of $108,000.  Non-interest expense increased by $377,000, or 10.3%, in the first quarter of 2009, as compared to the same period in 2008.  Increases in salaries and benefits, FDIC insurance premiums, legal fees contributed significantly to the increase in non-interest expense.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2009 and 2008, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.3 million for the three months ended March 31, 2009 as compared to $4.0 million for the three months ended March 31, 2008.  This increase was primarily due to the increase in the level of earning assets.  The net interest margin on a taxable equivalent basis decreased by 22 basis points from 3.30% at March 31, 2008 described above to 3.08% at March 31, 2009.   Yields on earning assets decreased by72 basis points in the first quarter of 2009 as compared to the same period in 2008. The yield on earning assets for the three months ended March 31, 2009 and 2008 was 5.61% and 6.33%, respectively.  The cost of interest-bearing liabilities during the first three months of 2009 was 2.85% as compared to 3.60% in the same period of 2008, resulting in a 75 basis points decrease.  As a result of the ongoing economic and credit crisis during the last quarter of 2007 and throughout 2008 interest rates decreased significantly.  Three events/conditions have significantly impacted the level of our net interest income in the first quarter of 2009 as compared to the same period in 2008.  First, with interest rates as low as they became in 2008, certain deposit products could not be repriced in the same magnitude as the general decline in interest rates.  Second, the higher level of non-performing assets in the first quarter of 2009, as compared to the same period in 2008, has negatively impacted our yield on earning assets.  And third, we wrote off our remaining investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock in the third quarter of 2008, when the Treasury Department placed FHLMC into receivership and FHLMC subsequently ceased paying the dividends on the investment.

Provision and Allowance for Loan Losses

At March 31, 2009, the allowance for loan losses was $4.0 million, or 1.22% of total loans, as compared to $4.6 million, or 1.38% of total loans, at December 31, 2008.  Our provision for loan losses was $451,000 for the three months ended March 31, 2009, as compared to $155,000 for the three months ended March 31, 2008.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The increase in the provision for the first three months of 2009 as compared to the same period in 2008 is a result of the ongoing economic downturn experienced throughout our markets and the country. Real estate values have been dramatically impacted during this economic cycle. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced increasing delinquencies and problem loans.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the slowing economy have resulted in some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $2.5 million (39 basis points) at December 31, 2008 to $8.7 million (133 basis points) at March 31, 2009. While we believe these rates are favorable in comparison to current industry results, we will continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  Of the loans included in non-performing status, two are A&D loans totaling $4.0 million previously identified as potential problem loans and that have subsequently been placed in non-accrual status. Both are located within the Midlands of South Carolina. One in the original amount of $3.2 million has been written down to a balance of $2.5 million at March 31, 2009, and we are currently in the process of obtaining and evaluating another appraisal and proceeding with the foreclosure process. The second loan is in the amount of $1.5 million and we also are proceeding through the foreclosure process. We do not currently anticipate any material loss associated with this specific loan.

At March 31, 2009, we had $457,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $2.3 million that were delinquent 30 days to 89 days.  Due to the current loan-to-collateral values or other factors it is anticipated that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest.  We had 33 loans in a nonaccrual status in the amount of $6.9 million at March 31, 2009.  Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified 1 loan relationship in the amount of $246,000 that is current as to principal and interest and not included in non-performing assets that could represent potential problem loans.

Allowance for Loan Losses

	Three Month Ended March 31,
(Dollars in thousands)	2009	2008
Average loans outstanding	$332,404	$310,798
Loans outstanding at period end	$330,208	$314,178
Non-performing assets:
Nonaccrual loans	$6,950	$642
Loans 90 days past due still accruing	457	158
Foreclosed real estate	1,297	62
Total non-performing assets	$8,704	$862

Beginning balance of allowance	$4,581	$3,530
Loans charged-off:
Construction and development	655	—
1-4 family residential mortgage	52	—
Non-residential real estate	40	29
Home equity	1	—
Commercial	270	1
Installment & credit card	30	52
Total loans charged-off	1,048	82
Recoveries:
1-4 family residential mortgage	2	35
Non-residential real estate	1	—
Home equity	1	1
Commercial	18	24
Installment & credit card	18	18
Total recoveries	40	78
Net loan charge offs (recoveries)	1,008	4
Provision for loan losses	451	155
Balance at period end	$4,024	$3,681

Net charge -offs to average loans	—	—
Allowance as percent of total loans	1.22%	1.17%
Non-performing assets as % of total assets	1.33%	0.15%
Allowance as % of non-performing loans	54.3%	460.1%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2009		December 31, 2008
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$501	7.9%	$681	8.3%
Real Estate – Construction	987	7.0%	1,319	8.7%
Real Estate Mortgage:
Commercial	1,934	60.1%	1,641	57.7%
Residential	464	15.5%	289	15.7%
Consumer	78	9.5%	100	9.6%
Unallocated	60	N/A	551	N/A
Total	$4,024	100.0%	$4,581	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2009 was $1.0 million as compared to $1.4 million during the same period in 2008.  Deposit service charges decreased $108,000 while mortgage origination fees and commissions on the sale of non-deposit investment products and increased $31,000 and $61,000, respectively.  The decrease in deposit service charges results from a lower level of overdraft protection fees due to a decrease in the number of items being presented on insufficient funds.  Mortgage origination fees increased as a result of an increase in refinancing as a result of the very low interest rate environment. In September 2008 we acquired two small financial consulting firms. As a result of this additional support and emphasis, fees related to sale of non-deposit investment products have increased.    In the three months ended March 31, 2009, we had gains on the sale of securities in the amount of $354,000, as compared to a loss of $29,000 in the comparable period in 2008.  The proceeds from the sale of certain agency mortgage backed securities in the first quarter of 2009 were primarily reinvested in other agency mortgage-backed securities (GNMA securities) with lower regulatory risk weightings and slightly longer maturities.  During the first quarter of 2009 we recognized other-than-temporary –impairment charges in the amount of $657,000 on three investments.  The first in the amount of $510,000 was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009.  The charge of $510,000 represented the entire balance of the investment and we do not have any additional exposure to this financial institution.  An additional charge of $147,000 was taken on two private label mortgage backed securities (see note 4 to financial statements).   This represents the estimated credit losses charged to earnings as a result of the other-than-temporary —impairment recognized on these two securities.

Total non-interest expense increased by $377,000 or 10.3%, during the first quarter of 2009, as compared to the same quarter in 2008.  Salary and benefit expense increased by $112,000 from $1.9 million in the first quarter of 2008 to $2.0 million in the first quarter of 2009.  This is primarily a result of the addition of three employees that were hired in connection with the acquisition of the financial consulting firms in September 2008.  We have also added two employees in credit administration – one as a credit analyst and the second was hired to assist with handling the increased level of non-performing assets.  FDIC insurance assessments increased to $121,000 in the first quarter of 2009 as compared to $54,000 in the same period in 2008.  We had a credit toward our FDIC assessments that was fully utilized in the latter part of the first quarter of 2008.  This credit resulted from the 2004 acquisition of DutchFork Bankshares.  FDIC assessments have been substantially increased for 2009.   Our normal assessment rate is anticipated to be in the 12 to 14 basis point range for 2009 which will equate to approximately $550,000 for the entire year.  Currently a special one-time assessment has been proposed in the range of 5 to 20 basis points.  Although the legislation has not been finalized it appears that the likely assessment will be in the 5 to 10 basis point range.  It is anticipated that notification of this special assessment will be prior to June 30, 2009 and will be payable September 30, 2009.  Professional fees increased by $120,000 in the first quarter of 2009 as compared to the same period in 2008.  These fees primarily relate to increases in legal fees associated with loan collection and workout efforts, legal fees associated with our issuing $11.4 million in cumulative preferred stock under the U. S. Treasury Department’s CPP, and legal and professional fees associated with insuring compliance with the changing regulatory and legislative environment.  Non-interest expense “Other” increased by $139,000 in the first quarter of 2009 as compared to the same period in 2008.  The increase relates to loan collection efforts and other real estate expenses in the amount of $85,000 such as paying delinquent taxes and insurance premiums as well as maintenance on the properties securing certain delinquent loans.  In addition, we incurred approximately $25,000 in cost associated with reissuing the majority of our debit cards as a result of card account numbers for many financial institutions being compromised by a large national card processor.

The following is a summary of the components of other non-interest expense:

	Three months ended
	March 31,
(In thousands)	2009	2008
Data processing	$80	$78
Supplies	56	49
Telephone	76	78
Correspondent services	21	30
Insurance	50	46
FDIC deposit insurance and FICO assessment	121	54
Postage	49	47
Professional fees	353	233
Director fees	50	52
Other	274	135
	$1,130	$802

Income Tax Expense

Our effective tax rate increased to 35.2% in the first quarter of 2009 as compared to 30.1% in the first quarter of 2008.  The increase in the effective tax rate is primarily a result of the other-than-temporary charge on the equity investment incurred during the quarter is a capital loss and only deductible to the extent we have capital gains that it can be offset against.  Our effective tax rate is currently expected to remain 30.0% to 32.0% throughout the remainder of 2009.

Financial Position

Assets totaled $653.9 million at March 31, 2009 as compared to $650.2 million at December 31, 2008, an increase of $3.7 million.  Loans at March 31, 2009 were $330.2 million as compared to $333.0 million at December 31, 2008.  We funded in excess of $12.0 million of new loan production in the first quarter of 2009, but due to scheduled pay downs during the period loans declined by $2.8 million.  At March 31, 2009, loans accounted for 57.5% of earning assets, as compared to 58.2% at December 31, 2008.  The loan-to-deposit ratio at March 31, 2009 was 76.2% as compared to 78.6% at December 31, 2008.   Investment securities decreased from $235.1 million at December 31, 2008 to $220.9 million at March 31, 2009.  Short-term federal funds sold and interest-bearing bank balances increased from $3.6 million at December 31, 2008 to $22.9 million at March 31, 2009.  Deposits increased by $9.5 million to $433.3 million at March 31, 2009 as compared to $423.8 million at December 31, 2008.

Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity we have attempted to control the growth of our balance sheet and enhance our liquidity during the first quarter of 2009.  We have focused on growing our core deposit base while continuing to fund soundly underwritten loans.

The following table shows the composition of the loan portfolio by category:

	March 31,		December 31,
	2009		2008
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$26,228	7.9%	$27,833	8.4%
Real estate:
Construction	23,219	7.0%	28,832	8.7%
Mortgage – residential	51,185	15.5%	52,423	15.7%
Mortgage – commercial	198,321	60.1%	191,832	57.6%
Consumer	31,255	9.5%	32,044	9.6%
Total gross loans	330,208	100.0%	332,964	100.0%
Allowance for loan losses	(4,024)		(4,581)
Total net loans	$326,184		$328,383

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

We are currently liability sensitive within one year.  However, neither the “gap” analysis nor asset/liability modeling is precise indicators of our interest sensitivity position due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.  Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Through simulation modeling we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net interest income over the next twelve months.

At March 31, 2009, we continue to hold an interest rate cap agreement with a notional amount of $10.0 million.  The cap rate of interest is 4.50% three month LIBOR.  Due to the current rate environment and the short term to expiration the cap agreement has no value at March 31, 2009.  The cap agreement expires on August 1, 2009.

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At March 31, 2009 the fair value of the contract was a negative $752,000. A fair value adjustment of ($10,000) was recognized in other income for the period ended March 31, 2009. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the five year swap rate at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2009 and December 31, 2008 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	March 31, 2009	December 31, 2008
+200bp	- 3.18%	- 5.40%
+100bp	- 1.61%	+ 3.47%
Flat	—	—
-100bp	+ 0.01	+ 0.14%
-200bp	- 3.20%	- 1.51%

Even though we are liability sensitive, the model at March 31, 2009 reflects a decrease in net interest income in a declining rate environment.  This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they can not be repriced in proportion to the change in interest rates.  The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At March 31, 2009, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 29.7% as compared to 30.2% at December 31, 2008.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, trading securities and investment securities available-for-sale represents 26.1% of total assets at March 31, 2009.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At March 31, 2009, the amount of certificates of deposits of $100,000 or more represented 20.0% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.  At March 31, 2009, we have $23.0 million in brokered certificates of deposits with remaining maturities ranging from 2.5 to 10 years.   The brokered deposits were obtained in April and May 2008 to fund a specific leverage strategy.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2009, we had issued commitments to extend credit of $47.2 million, including $25.2 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Other than as described elsewhere in this report, we are not aware of any trends, events or uncertainties that we expect to result in a significant adverse effect on our liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time.

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  The Company’s management anticipates that the Bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 10.4% and 10.5% of total assets at March 31, 2009 and December 31, 2008, respectively. The Bank maintains federal funds purchased lines, in the amount of $10.0 million with several financial institutions, although these have not been utilized in 2009.  One of these federal funds lines for $10.0 million was issued through a correspondent bank (Silverton Bank, NA) that was placed in receivership on May 1, 2009. The FDIC has formed a bridge bank Silverton Bridge Bank, NA to operate the bank until either a buyer is found or they begin liquidating the assets of the bank.  It is anticipated that this fed funds line will remain in place until July 31, 2009.  We will be evaluating various alternatives to replace the line during the second quarter of 2009.  The FHLB Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non core sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The Bank’s risk-based capital ratios of Tier 1, total capital and leverage ratio were 11.1%, 12.1% and 7.3%, respectively at March 31, 2009 as compared to 11.3%, 12.4% and 7.4%, respectively at December 31, 2008.  The Company’s risk-based capital ratios of Tier 1, total capital and leverage ratio were 12.2%, 13.2% and 8.1%,  respectively at March 31, 2009 as compared to 12.6%, 13.7% and 8.3%, respectively at December 31, 2008.   This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Assets
Earning assets
Loans	$332,404	$4,963	6.06%	$310,798	$5,522	7.15%
Securities:	229,523	2,941	5.20%	176,004	2,237	5.11%
Other short-term investments	11,016	15	0.54%	12,090	95	3.19%
Total earning assets	572,943	7,919	5.61%	498,892	7,854	6.33%
Cash and due from banks	12,168			10,831
Premises and equipment	19,340			19,701
Other assets	54,814			49,880
Allowance for loan losses	(4,595)			(3,571)
Total assets	$654,670			$575,733
Interest-bearing liabilities
Interest-bearing transaction accounts	62,046	98	0.64%	47,970	44	0.37%
Money market accounts	32,536	93	1.16%	39,922	264	2.66%
Savings deposits	22,780	16	0.28%	23,661	31	0.53%
Time deposits	247,470	2,269	3.72%	219,177	2,544	4.67%
Other borrowings	148,149	1,133	3.10%	101,710	984	3.89%
Total interest-bearing liabilities	512,981	3,609	2.85%	432,440	3,867	3.60%
Demand deposits	66,490			72,749
Other liabilities	6,400			6,239
Shareholders’ equity	68,799			64,305
Total liabilities and shareholders’ equity	$654,670			$575,733

Net interest spread			2.76%			2.73%
Net interest income/margin		$4,310	3.05%		$3,987	3.21%
Net interest income/margin (taxable equivalent)		$4,350	3.08%		$4,097	3.30%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31,  2009 from that presented in our annual report on Form 10-K for the year ended December 31, 2008.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market.  At both the April 17, 2007 and January 15, 2008 meetings our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 250,000 shares.  The Board has not established an expiration date for this repurchase plan.  There was no share repurchase activity during the first quarter of 2009.  The maximum number of shares that may yet be repurchased under the plan is 42,487.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders for a vote during the three months ended March 31, 2009.

Item 5.  Other Information.

None.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	May 14, 2009	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	May 14, 2009	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.