Form 10-Q
period 2009-06-30
FIRST COMMUNITY CORP /SC/
filed 2009-08-14
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State of Incorporation)	(I.R.S. Employer Identification)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 11, 2009, 3,243,301 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2008
ASSETS
Cash and due from banks	$7,637	$8,722
Interest-bearing bank balances	21,208	667
Federal funds sold and securities purchased under agreements to resell	3,049	2,978
Investment securities - available for sale	145,407	155,378
Investment securities - held to maturity (market value of $49,463 and $63,379 at June 30, 2009 and December 31, 2008, respectively	61,418	69,482
Trading securities	2,108	2,505
Other investments, at cost	7,904	7,710
Loans	331,761	332,964
Less, allowance for loan losses	4,147	4,581
Net loans	327,614	328,383
Property, furniture and equipment - net	19,194	19,378
Bank owned life insurance	10,421	10,239
Goodwill	27,761	27,761
Intangible assets	1,812	2,123
Other assets	15,146	14,907
Total assets	$650,679	$650,233
LIABILITIES
Deposits:
Non-interest bearing demand	$67,491	$65,751
NOW and money market accounts	95,466	94,256
Savings	24,224	22,461
Time deposits less than $100,000	159,941	155,319
Time deposits $100,000 and over	86,524	86,011
Total deposits	433,646	423,798
Securities sold under agreements to repurchase	25,220	28,151
Federal Home Loan Bank advances	99,839	105,954
Federal Home Loan Bank advances, at fair value	2,576	2,582
Junior subordinated debt	15,464	15,464
Other borrowed money	126	152
Other liabilities	6,463	5,976
Total liabilities	583,334	582,077
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	10,895	10,850
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,243,301 at June 30, 2009 3,227,039 at December 31, 2008	3,243	3,227
Common stock warrants issued	509	509
Nonvested restricted stock	(133)	(186)
Additional paid in capital	48,825	48,732
Retained earnings	6,404	6,263
Accumulated other comprehensive income (loss)	(2,398)	(1,239)
Total shareholders’ equity	67,345	68,156
Total liabilities and shareholders’ equity	$650,679	$650,233

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008
(Dollars in thousands, except per share)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$9,927	$10,927
Taxable securities	5,440	5,036
Non taxable securities	168	207
Federal funds sold and securities purchased under resale agreements	28	151
Other	18	17
Total interest income	15,581	16,338
Interest expense:
Deposits	4,704	5,741
Federal funds sold and securities sold under agreement to repurchase	55	226
Other borrowed money	2,190	1,897
Total interest expense	6,949	7,864
Net interest income	8,632	8,474
Provision for loan losses	1,392	364
Net interest income after provision for loan losses	7,240	8,110
Non-interest income:
Deposit service charges	1,132	1,321
Mortgage origination fees	463	330
Commission on sale of non deposit investment products	252	158
Gain (loss) on sale of securities	363	(28)
Fair value gain (loss) adjustments	251	173
Other-than-temporary-impairment write-down on securities	(742)	(6,162)
Other	831	729
Total non-interest income	2,550	(3,479)
Non-interest expense:
Salaries and employee benefits	4,140	3,907
Occupancy	589	560
Equipment	623	642
Marketing and public relations	162	301
FDIC insurance assessment	687	110
Amortization of intangibles	310	261
Other	1,942	1,646
Total non-interest expense	8,453	7,427
Net income (loss) before tax	1,337	(2,796)
Income taxes (benefit)	351	(437)
Net income (loss)	$986	$(2,359)
Preferred stock dividends	328	—
Net income (loss) available to common shareholders	$658	$(2,359)
Basic earnings (loss) per common share	$0.20	$(0.74)
Diluted earnings (loss) per common share	$0.20	$(0.74)

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008
(Dollars in thousands, except per share)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,964	$5,405
Taxable securities	2,589	2,906
Non taxable securities	78	100
Federal funds sold and securities purchased under resale agreements	23	65
Other	8	7
Total interest income	7,662	8,483
Interest expense:
Deposits	2,228	2,858
Federal funds sold and securities sold under agreement to repurchase	26	78
Other borrowed money	1,086	1,061
Total interest expense	3,340	3,997
Net interest income	4,322	4,486
Provision for loan losses	941	209
Net interest income after provision for loan losses	3,381	4,277
Non-interest income:
Deposit service charges	576	657
Mortgage origination fees	246	145
Commission on sale of non deposit investment products	103	70
Gain on sale of securities	9	—
Fair value gain (loss) adjustments	230	24
Other-than-temporary-impairment write-down on securities	(85)	(6,162)
Other	423	365
Total non-interest income	1,502	(4,901)
Non-interest expense:
Salaries and employee benefits	2,127	2,006
Occupancy	289	281
Equipment	304	317
Marketing and public relations	55	98
FDIC insurance assessment	566	56
Amortization of intangibles	155	123
Other	933	898
Total non-interest expense	4,429	3,779
Net income (loss) before tax	454	(4,403)
Income taxes (benefit)	40	(921)
Net income (loss)	$414	$(3,482)
Preferred stock dividends	165	—
Net income (loss) available to common shareholders	$249	$(3,482)
Basic earnings (loss) per common share	$0.08	$(1.09)
Diluted earnings (loss) per common share	$0.08	$(1.09)

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income (Loss)

Six Months ended June 30, 2009 and June 30, 2008

								Accumulated
		Common		Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive Income:
Net income							986		986
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of tax benefit of $107								(208)
Unrealized market loss on held-to-maturity securities net of tax benefit of $697								(1,316)
Less: reclassification adjustment for loss included in net income, net of tax $188								365
Other comprehensive loss								(1,159)	(1,159)
Comprehensive loss:									(173)
Amortization of compensation on restricted stock						53			53
Dividends: Common ($0.16)							(517)		(517)
Preferred	45						(328)		(283)
Exercise of stock options		—	—		1				1
Dividend reinvestment plan		16	16		92				108
Balance, June 30, 2009	$10,895	3,243	$3,243	$509	$48,825	$(133)	$6,404	$(2,398)	$67,345

Balance, December 31, 2007	—	3,211	$3,211	$—	$48,617	$—	$14,564	$(2,396)	$3,996
Comprehensive Income:
Net income (loss)							(2,359)		(2,359)
Accumulated other comprehensive income (loss) net of income tax benefit of $394								(4,072)
Less: reclassification adjustment for losses included in net income, net of tax of $1,443								4,720
Other comprehensive income								648	648
Comprehensive income (loss)									(1,711)
Cumulative adjustment to initially apply EITF 06-4							(411)		(411)
Dividends paid ($0.16 per share)							(513)		(513)
Common stock repurchased		(18)	(18)		(249)				(267)
Options exercised		—	—		1				1
Dividend reinvestment plan		7	7		90				97
Balance, June 30, 2008	$—	3,200	$3,200	$—	$48,459	$—	$11,281	$(1,748)	$61,192

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$986	$(2,359)
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	495	525
Premium amortization (Discount accretion)	(9)	(383)
Provision for loan losses	1,392	364
Amortization of intangibles	310	261
(Gain) loss on sale of securities	(363)	29
Other-than-temporary-impairment charge on securities	742	6,162
Net (increase) decrease in fair value option instruments and derivatives	(251)	(173)
(Increase) decrease in other assets	1,391	(995)
Increase (decrease) in other liabilities	432	(1,021)
Net cash provided in operating activities	5,125	2,410
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(32,895)	(47,620)
Maturity of investment securities available-for-sale	31,478	39,845
Proceeds from sale of securities available-for-sale	11,213	7,470
Purchase of investment securities held-to-maturity	(2,123)	(71,110)
Maturity of investment securities held-to-maturity	7,960	3,172
Maturity of securities held-for-trading	423	237
Proceeds from sale of interest rate floor agreement	—	600
Increase in loans	(1,563)	(9,741)
Purchase of property and equipment	(310)	(176)
Net cash provided (used) in investing activities	14,183	(77,622)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	9,725	32,274
Increase (decrease) in securities sold under agreements to repurchase	(2,931)	13
Increase (decrease) in other borrowings	(26)	(62)
Advances from the FHLB	4,000	63,900
Repayment of advances FHLB	(9,866)	(19,440)
Advances from FHLB, fair value option	—	2,500
Repurchase of common stock	—	(266)
Proceeds from exercise of stock options	—	1
Dividend reinvestment plan	108	97
Dividends paid: Common Stock	(517)	(513)
Preferred Stock	(274)	—
Net cash provided from financing activities	219	78,504
Net increase (decrease) in cash and cash equivalents	19,527	3,292
Cash and cash equivalents at beginning of period	12,367	13,681
Cash and cash equivalents at end of period	31,894	16,973
Supplemental disclosure:
Cash paid during the period for:
Interest	$6,512	$8,134
Income taxes	$350	$613
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$(1,755)	$(973)
Transfer of loans to foreclosed property	$996	—

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at June 30, 2009 and December 31, 2008, the Company’s results of operations for the six and three months ended June 30, 2009 and 2008, and the Company’s cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 2 — Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Six months		Three months
	Ended June 30,		ended June 30,
(In thousands, except price per share)	2009	2008	2009	2008
Numerator (Net income available to common shareholders)	$658	$(2,359)	$249	$(3,482)
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,236	3,202	3,240	3,206
Dilutive securities:
Stock options — Treasury stock method	—	32	—	35
Diluted earnings per share	3,236	3,234	3,240	3,241
The average market price used in calculating assumed number of shares	$6.83	$13.98	$7.12	$13.73

At June 30, 2009 there were 191,000 outstanding options at an average exercise price of $13.33 and warrants for 196,000 shares at $8.69.  None of the options or warrants have an exercise price below the average market price of $6.83 and $7.12 for the six and three-month period ended June 30, 2009 and therefore are not deemed to be dilutive.

Note 3 —Assets and Liabilities Measured at Fair Value

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

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired measurement is based upon Statement of Financial Accounting Standard No. 114 “Accounting by Creditors for Impairment of a Loan” (SFAS 114).  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At June 30, 2009 substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

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

Federal Home Loan Bank Advances:  Certain Federal Home Loan Bank advances are accounted for under Statement of Financial Accounting Standard No. 159 “Fair Value Option” (SFAS 159).  The fair value is calculated on a recurring basis using a discounted cash flow model based on current rate for advances with similar remaining terms.  The measurement of these advances is considered Level 3 measurement.

The following tables reflect the changes in fair values for the six and three-month periods ended June 30, 2009 and 2008 and where these changes are included in the income statement:

(Dollars in thousands)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Description	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)
Trading securities	$26	$(13)	$6	$(37)
Interest rate cap/swap	219	171	228	5
Federal Home Loan Bank Advance	6	15	(4)	56
Total	$251	$173	$230	$24

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2009 and December 31, 2008 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,108	$—	$2,108	$—
Available for sale securities	145,407	1,194	138,323	5,890
Interest rate cap/swap	(466)	—		(466)
Federal Home Loan Bank advances	(2,576)			(2,576)
Total	$144,473	$1,194	$140,431	$2,848

(Dollars in thousands)

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,505	$—	$2,505	$—
Available for sale securities	155,378	1,895	146,270	7,213
Interest rate cap/floor	(725)	—		(725)
Federal Home Loan Bank advances	(2,582)			(2,582)
Total	$154,576	$1,895	$148,775	$3,906

The following tables reconciles the changes in Level 3 financial instruments for the six and three months ended June 30, 2009, that are measured on a recurring basis.

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, December 31, 2008	$7,213	$(725)	$(2,582)
Gain (loss) recognized	(510)	219	6
Reclass to Level 2	(813)
Payment	—	40
Issuances	—	—
Ending Balance, June 30, 2009	$5,890	$(466)	$(2,576)

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, March 31, 2009	$6,703	$(752)	$(2,572)
Gain (loss) recognized		228	(4)
Reclass to Level 2	(813)
Payment	—	58
Issuances	—	—
Ending Balance, June 30, 2009	$5,890	$(466)	$(2,576)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2009 that are measured on a non-recurring basis.  Goodwill and other intangible assets are measured on a non-recurring basis at least annually.  The valuation is performed at September 30th of each year.

(Dollars in thousands)

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,434	$—	$—	$6,434
Held-to-Maturity securities (OTTI)	3,253	—	3,253	—
Other real estate owned	1,127	—	—	1,127
Total	$10,814	$—	$3,253	$3,561

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009:
State and local government	$2,043	$76	$3	$2,116
Mortgage-backed securities	59,315	40	12,068	47,287
Other	60	—	—	60
	$61,418	$116	$12,071	$49,463
December 31, 2008:
State and local government	$4,477	$53	$—	$4,530
Mortgage-backed securities	64,945	198	6,354	58,789
Other	60	—	—	60
	$69,482	$252	$6,354	$63,379

Note 4—INVESTMENT SECURITIES (contd)

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009:
Government sponsored enterprises	$13,796	359	$7	$14,148
Mortgage backed securities	109,540	2,252	2,104	109,688
Small Business Administration securities	4,923	39	0	4,962
State and local government	4,431	80	7	4,504
Corporate and other securities	14,510	308	2,713	12,105
	$147,200	$3,038	$4,831	$145,407
December 31, 2008:
US Treasury securities	$999	$18	$—	$1,017
Government sponsored enterprises	27,965	699	—	28,664
Mortgage-backed securities	108,028	1,805	2,016	107,817
State and local government	5,437	134	28	5,543
Corporate and other securities	15,031	107	2,801	12,337
	$157,460	$2,763	$4,845	$155,378

During the six months ended June 30, 2009 and 2008 the company sold securities fronm the available-for-sale portfolio and received proceeds of $11.2 million and $7.5 million, respectively.  Gross gains amounted to$363,000 for the six months ended June 30, 2009.  Gross gains amounted to $2,000 and losses amounted to $30,000 for the six month period ended June 30, 2008.

The Company adopted the provisions of FSP SFAS 115-2 as of January 1, 2009.  As prescribed by FSP SFAS 115-2 for the six months ended June 30, 2009, the Company recognized the credit component of an other-than-temporary impairment (OTTI) of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

During the six and three months ended June 30, 2009, the Company recorded other-than-temporary impairment losses on held-to-maturity and available-for-sale securities as follows:

	Six months ended June 30, 2009			Three months ended June 30, 2009
(Dollars in thousands)	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$2,217	$755	$2,972	$916	$245	$1,161
OTTI recognized in other comprehensive income (non-credit component)	2,013	217	2,230	859	217	1,076
Net impairment losses recognized in earnings (credit component)	$204	$538	$742	$57	$28	$85

As of June 30, 2009, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings included five non-agency mortgage-backed securities.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security.  Relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the remaining unrealized losses.  The average prepayment rate, default rate and severity used in the valuations were approximately 8%, 13%, and 41%, respectively.

An equity security representing an investment in Silverton Bank, NA, Atlanta, Georgia, a correspondent bank, that was closed by the Office of the Comptroller of the Currency in the amount of $510,000 was written off during the first quarter of 2009.

At June 30, 2009 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.3 million, corporate debt obligations (“CDOs”) of $4.9 million, and mutual funds at $859,000.  At December 31, 2008 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.0 million, corporate debt obligations (“CDOs”) of $4.9 million, mutual funds at $878,000 and community bank stock of $509,300.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2009 and December 31, 2008.

June 30,2009

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$992	$7	$—	$—	$992	$7
Government Sponsored Enterprise mortgage-backed securities	20,388	261	—	—	20,388	261
Non-agency mortgage-backed securities	491	247	10,654	1,596	11,145	1,843
Corporate bonds and other	10,042	2,216	4,266	497	14,308	2,713
State and local government	497	7	—	—	497	7
	32,410	2,738	14,920	2,093	47,330	4,831
Held-to-maturity securities:
State and local government	$247	$3	$—	$—	$247	$3
Non-agency mortgage-backed securities	4,848	545	36,709	11,523	41,557	12,068
	5,095	548	36,709	11,523	41,804	12,071
Total	$37,505	3,286	$51,629	$13,616	$89,134	$16,902

December 31, 2008

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	16,739	384	909	32	17,648	416
Non-agency mortgage-backed securities	11,824	1,142	5,407	458	17,231	1,600
Corporate bonds	10,704	2,335	1,033	466	11,737	2,801
State and local government	1,131	28	—	—	1,131	28
	40,398	3,889	7,349	956	47,747	4,845
Held-to-maturity securities:
Non-agency mortgage-backed securities	54,411	6,354	—	—	54,411	6,354
	54,411	6,354	—	—	54,411	6,354
Total	$94,809	$10,243	$7,349	$956	$102,158	$11,199

Government Sponsored Enterprise, Mortgage-Backed Securities: Throughout 2008 and continuing in 2009 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At June 30, 2009 First Community Bank, N.A. (the “Bank”) owns MBSs including CMOs with an amortized cost of $96.1 million and approximate fair value of $98.0 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of June 30, 2009 and December 31, 2008 all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and it is more likely then not the company will not sell investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2009.

Non-agency mortgage –backed securities: The Company also holds private  label issued MBSs at June 30, 2009 with an amortized cost of $72.7 million and approximate fair value of $59.0 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and continuing into 2009. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the six months ended June 30, 2009 the Company identified four private label mortgage-backed securities, with a fair value of $3.3 million that it considers other-than-temporarily-impaired.  As a result of adopting FSP FAS 115-2 and FAS 124-2, the Company has recognized an impairment charge in earnings of $233,000 and impairment charge through other comprehensive income of $2.0 million.  The $233,000 represents the estimated credit losses on these securities.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.  The Company has the intent and ability to hold these securities until it recovers the projected remaining cash flows.

It is expected that the private label mortgage-backed securities portfolio will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the remaining balance of these investments to be other-than-temporarily impaired at June 30, 2009.

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with seven different issuers. The economic conditions throughout 2008 and continuing into 2009 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better with the exception of three bonds downgraded during the last twelve months. One downgraded investment is rated CC by Fitch and is a preferred term security with a book value of $1.96 million and fair value of $941,000. The second bond is a collateralized debt obligation (CDO), rated B+ by S&P, with a carrying value of $998,000 and fair value of $905,000. This bond matures in December 2010. The third bond is rated Ba1 by Moody’s with a carrying value of $997,000 and a fair value of $813,000.  All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at June 30, 2009.

During the six months ended June 30, 2009 the Company recognized an other-than-temporary impairment charge on an equity security in the amount of $510,000.  The security was an investment in another financial institution that was closed by the Office of the Comptroller of the Currency on May 1, 2009.  The entire balance of the equity investment was charged to earnings in the first quarter of 2009 and the Company has no additional exposure to the other financial institution.

The amortized cost and fair value of investment securities at June 30, 2009, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  Mortgage-backed securities are based on average life at estimated prepayment speeds.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,727	$4,283	$19,676	$18,533
Due after one year through five years	25,364	21,073	84,979	84,533
Due after five years through ten years	21,150	16,410	23,313	22,210
Due after ten years	10,177	7,697	19,232	20,131
	$61,418	$49,463	$147,200	$145,407

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments (See Note 4).

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its first quarter 10-Q.  Additional disclosures have been provided where applicable. See Note 4 for the additional disclosures as well as other-than-temporary impairment related to credit losses included in earnings and those related to other factors included in comprehensive income.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in

Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.

Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Junior Subordinated Debentures—The fair values of junior subordinated debentures is estimated by using discounted cash flow analyses based on incremental borrowing rates.

Accrued Interest Payable—The fair value approximates the carrying value.

Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the company’s financial instruments are as follows:

	March 31, 2009		December 31, 2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$31,894	$31,894	$12,367	$12,367
Held-to-maturity securities	61,418	49,463	69,482	63,672
Trading securities	2,108	2,108	2,505	2,505
Available-for-sale securities	145,407	145,407	155,378	155,776
Other investments, at cost	7,904	7,904	7,710	7,710
Loans receivable	331,761	333,538	332,964	338,811
Allowance for loan losses	4,147	—	4,581	—
Net loans	327,614	333,538	328,383	338,811
Accrued interest	2,225	2,225	2,580	2,580
Interest rate cap/floor/swap	(466)	(466)	(725)	(725)
Financial liabilities:
Non-interest bearing demand	$67,491	$67,491	$65,751	$65,751
NOW and money market accounts	95,466	95,466	94,256	94,256
Savings	24,224	24,224	22,461	22,461
Time deposits	246,465	249,502	241,330	244,411
Total deposits	433,646	426,879	423,798	426,879
Federal Home Loan Bank Advances	99,839	104,806	105,954	110,778
Federal Home Loan Bank Advances (Fair Value)	2,576	2,576	2,582	2,582
Short term borrowings	25,220	25,220	28,303	28,303
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	3,607	3,607	3,047	3,047

Note 7 — Subsequent Events

In accordance with SFAS 165, “Subsequent Events,” issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through August 13, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements  may relate to, among other matters,  the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

•                  the rate of delinquencies and amounts of loans charged-off;

•                  the rates of loan growth;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  changes in monetary and tax policies;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the six-month and three-month periods ended June 30, 2009 as compared to the six-month and three-month periods ended June 30, 2008 and also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2009 and our notes included in the consolidated financial statements in our 2008 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of other-than-temporary impairment (“OTTI”) on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI includes projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the six and three months ended June 30, 2009.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of Federal Deposit Insurance Corporation (the “FDIC”) deposit insurance from $100,000 to $250,000; the legislation contemplates a return to the $100,000 limit on December 31, 2013;

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

Comparison of Results of Operations for Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Net Income

Our net income for the six months ended June 30, 2009 was $986,000, or $.20 diluted earnings per common share, as compared to a loss of $2.4 million, or $0.74 diluted loss per common share, for the six months ended June 30, 2008.  During the six months ended June 30, 2008 we recognized a other-than-temporary impairment (OTTI) charge in the amount of $6.2 million on  an investment in a preferred stock issue of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a government sponsored enterprise (“GSE”) reflecting a write down of its carrying value from $14.3 million to $8.1 million.  The OTTI write-down in the second quarter of 2008 is the primary reason for the increase in net income in the first six months of 2009 as compared to the net loss in the same period of 2008. During the six months ended June 30, 2009 we recognized OTTI on several securities in the aggregate amount of $742,000.  Net interest income for the six months ended June 30, 2009 was $8.6 million as compared to $8.5 million for the same period in 2008. The increase in net interest income between the two periods is due to an increase in average earning assets by $47.5 million during the six months ended June 30, 2009 as compared to the same period in 2008.  The impact of this increase in average earning assets was substantially offset by a decline in our taxable-equivalent net interest margin from 3.31% in the six month period ended June 30, 2008 to 3.06% in the comparable period in 2009.  The increase in average earning assets was primarily a result of the implementation of a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency mortgage backed securities and collateralized mortgage obligations in the second quarter of 2008.  The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million. The provision for loan losses increased to $1.4 million for the six months ended June 30, 2009 as compared to $364,000 in the same period of 2008. Non-interest income, excluding the impact of other-than-temporary impairment charges, increased from $2.7 million in the first six months of 2008 to $3.3 million in the first six months of 2009.  Non-interest expenses increased to $8.4 million in the first six months of 2009 from $7.4 million in the same period of 2008.  Increases in FDIC insurance premiums, legal fees and expenses related to loan collections and workouts contributed significantly to the increase in non-interest expense.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2009 and 2008, along with average balances and the related interest income and interest expense amounts.

Net interest income was $8.6 million for the six months ended June 30, 2009 as compared to $8.5 million for the six months ended June 30, 2008.  This increase was primarily due to the increase in the level of earning assets.  Net interest margin on a taxable equivalent basis decreased 25 basis points, from 3.31% at June 30, 2008 to 3.06% at June 30, 2009.   Yield on earning assets decreased by 77 basis points in the first half of 2009 as compared to the same period in 2008. The yield on earning assets for the six months ended June 30, 2009 and 2008 was 5.48% and 6.25%, respectively.  The cost of interest-bearing liabilities during the first six months of 2009 was 2.74% as compared to 3.45% in the same period of 2008, resulting in a 71 basis points decrease.  As a result of the ongoing economic and credit crisis during the last quarter of 2007 and throughout 2008, interest rates decreased significantly.  Four events/conditions have significantly impacted the level of our net interest income in the first half of 2009 as compared to the same period in 2008.  First, with interest rates as low as they became in 2008, certain deposit products could not be repriced in the same magnitude as the general decline in interest rates.  Second, the higher level of non-performing assets in the first  quarter of 2009, as compared to the same period in 2008, has negatively impacted our yield on earning assets.  Third, we wrote off our remaining investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock in the third quarter of 2008, when the Treasury Department placed FHLMC into receivership and FHLMC subsequently ceased paying the dividends on the investment.  And fourth, due to the significant turmoil in the markets and the emphasis by the regulatory agencies on liquidity, we have increased our balances in short-term overnight investments.  The yield on these investments is at historical lows and has a negative impact on our net interest income.  As the economy begins to move out of this recessionary cycle we intend to begin to reduce the balance in short-term overnight investments which will positively impact our net interest income.

Provision and Allowance for Loan Losses

At June 30, 2009, the allowance for loan losses was $4.1 million, or 1.25% of total loans, as compared to $4.6 million, or 1.38% of total loans, at December 31, 2008.  Our provision for loan losses was $1.4 million for the six months ended June 30, 2009, as compared to $364,000 for the six months ended June 30, 2008.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The increase in the provision for the first six months of 2009 as compared to the same period in 2008 is a result of the ongoing economic downturn experienced throughout our markets and the country. Real estate values have been dramatically impacted during this economic cycle. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced increasing delinquencies and problem loans.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the slowing economy have resulted in some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $2.5 million (0.39% of total assets) at December 31, 2008 to $7.5 million (1.15% of total assets) at June 30, 2009. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  Of the loans included in non-performing status, two are A&D loans totaling $4.0 million previously identified as potential problem loans that have subsequently been placed in non-accrual status. Both are located within the Midlands of South Carolina. One in the original amount of $3.2 million has been written down to a balance of $2.5 million at June 30, 2009.  The second loan is in the amount of $1.5 million and we also are proceeding through the foreclosure process. We do not currently anticipate any material loss associated with this specific loan.

At June 30, 2009, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $1.7 million that were delinquent 30 days to 89 days.  We had 35 loans in a nonaccrual status in the amount of $6.4 million at June 30, 2009.  Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We identified 4 loan relationships in the amount of $1.1 million that are current as to principal and interest and are not included in non-performing assets that could represent potential problem loans.  One of these is a $2.2 million loan on a commercial building.  Based on the collateral value of the real estate and additional liquid collateral securing the loan it is not anticipated that there would be a material loss in the event it does become a problem loan.

Allowance for Loan Losses

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Average loans outstanding	$332,216	$313,266
Loans outstanding at period end	$331,761	$319,112
Non-performing assets:
Nonaccrual loans	$6,381	$814
Loans 90 days past due still accruing	—	569
Foreclosed real estate	1,127	173
Total non-performing assets	$7,508	$1,556

Beginning balance of allowance	$4,581	$3,530
Loans charged-off:
Construction and development	927	—
1-4 family residential mortgage	142	103
Multi-family residential		29
Non-residential real estate	64	29
Home equity	41	—
Commercial	591	1
Installment & credit card	132	95
Total loans charged-off	1,897	257
Recoveries:
1-4 family residential mortgage	2	37
Non-residential real estate	2	8
Home equity	4	3
Commercial	29	30
Installment & credit card	34	29
Total recoveries	71	107
Net loan charge offs	1,826	150
Provision for loan losses	1,392	364
Balance at period end	$4,147	$3,744

Net charge -offs to average loans	0.55%	0.05%
Allowance as percent of total loans	1.25%	1.17%
Non-performing assets as % of total assets	1.15%	0.24%
Allowance as % of non-performing loans	64.99%	270.72%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30,2009		December 31, 2008
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category

Commercial, Financial and Agricultural	$443	7.3%	$681	8.3%
Real Estate – Construction	346	6.7%	1,319	8.7%
Real Estate Mortgage:
Commercial	2,416	61.3%	1,641	57.7%
Residential	372	14.9%	289	15.7%
Consumer	148	9.8%	100	9.6%
Unallocated	422	N/A	551	N/A
Total	$4,147	100.0%	$4,581	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2009 was $2.5 million as compared to a loss of $3.5 million during the same period in 2008.  The net loss for the six months ended June 30, 2008 included a charge to recognize an “other-than-temporary-impairment”  in the amount of $6.2 million on our investment in a preferred stock issue of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a government sponsored enterprise (“GSE”) reflecting a write down of its carrying value from $14.3 million to $8.1 million. During the first six months of 2009 we recognized aggregate OTTI in the amount of $742,000 on four investments.  The first, in the amount of $510,000, was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009.  The charge of $510,000 represented the entire balance of the investment and we do not have any additional exposure to this financial institution.  An additional charge of $232,000 was taken on three private label mortgage backed securities (see Note 4 to financial statements).

Deposit service charges decreased $189,000 while mortgage origination fees and commissions on the sale of non-deposit investment products increased $133,000 and $94,000, respectively.  The decrease in deposit service charges results from a lower level of overdraft protection fees due to a decrease in the number of items being presented on insufficient funds.  Mortgage origination fees increased as a result of an increase in refinancing as a result of the continued low interest rate environment. In September 2008, we acquired two small financial consulting firms. As a result of this additional support and emphasis, fees related to sale of non-deposit investment products have increased.    In the six months ending June 30, 2009, we had gains on the sale of securities in the amount of $363,000, as compared to a loss of $28,000 in the comparable period in 2008.  The proceeds from the sale of certain agency mortgage backed securities in the first quarter of 2009 were primarily reinvested in other agency mortgage-backed securities (GNMA securities) with lower regulatory risk weightings and slightly longer maturities.

Total non-interest expense increased by $1.0 million or 13.8%, during the first six months of 2009, as compared to the same quarter in 2008.  Salary and benefit expense increased by $233,000 from $3.9 million in the first six months of 2008, to $4.1 million in the same period of 2009.  This is primarily a result of the addition of three employees that were hired in connection with the acquisition of the financial consulting firms in September 2008.  We have also added two employees in credit administration — one as a credit analyst and the second was hired to assist with handling the increased level of non-performing assets.  FDIC insurance assessments increased to $687,000 in the first six months of 2009 as compared to $110,000 in the same period in 2008.  We had a credit toward our FDIC assessments that was fully utilized in the latter part of the first quarter of 2008.  This credit resulted from the 2004 acquisition of DutchFork

Bankshares.  FDIC assessments have been substantially increased for 2009.  A special one-time assessment at a rate of 10 basis points of adjusted assets was assessed in the second quarter of 2009.  This assessment amounts to approximately $500,000 and was expensed in the second quarter of 2009.  The special assessment is payable September 30, 2009.  Based on current assessment guidelines it is anticipated that our rate for the balance of 2009 will be between 15 and 18 basis points on an annualized basis.  The FDIC continues to evaluate the insurance fund level and may impose further special assessments in future quarters.  Professional fees increased by $174,000 in the first six months of 2009 as compared to the same period in 2008.  These fees primarily relate to increases in legal fees associated with loan collection and workout efforts, legal fees associated with our issuing $11.4 million in cumulative preferred stock under the U. S. Treasury Department’s CPP, and legal and professional fees associated with insuring compliance with the changing regulatory and legislative environment.  Non-interest expense “Other” increased by $140,000 in the first six months of 2009 as compared to the same period in 2008.  The increase relates to loan collection efforts and other real estate expenses in the amount of $110,000 such as paying delinquent taxes and insurance premiums as well as maintenance on the properties securing certain delinquent loans.  In addition, we incurred approximately $25,000 in costs associated with reissuing the majority of our debit cards as a result of card account numbers for many financial institutions being compromised by a large national card processor.

The following is a summary of the components of other non-interest expense:

	Six months ended
	June 30,
(In thousands)	2009	2008
Data processing	$170	$153
Supplies	104	94
Telephone	151	163
Correspondent services	27	53
Insurance	96	101
Postage	94	91
Professional fees	589	415
Director fees	102	107
Other	609	469
	$1,942	$1,646

Income Tax Expense

Our effective tax rate was 26.3% in the first six months of 2009 as compared to a benefit rate of 15.6% in the first six months of 2008.  The lower benefit rate in 2008 reflects the effect of establishing a $700,000 valuation reserve for the deferred tax benefit resulting from the OTTI charge, a capital loss for tax purposes, of $6.2 million.  Subsequent to the second quarter of 2008 legislation was passed to allow the treatment  of a loss on FHLMC preferred stock as an ordinary loss.   Our effective tax rate is currently expected to remain between 28.0% and 30.0% throughout the remainder of 2009.

Comparison of Results of Operations for Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008:

Net Income

Our net income for the second quarter of 2009 was $414,000, or $0.08 diluted earnings per share, as compared to a net loss of $3.5 million, or $1.09 diluted loss per share, in the same period of 2008. The net loss during the second quarter of 2008 was a result of the $6.2 million OTTI charge, discussed previously.  Net interest income decreased by $164,000 for the three months ended June 30, 2008 from $4.5 million in 2008 to $4.3 million in 2009.  The decrease in net interest income is due to the decrease in our net interest margin in the second quarter of 2009 as compared to the same period of 2008.  The net-interest margin for the second quarter of 2009 was 3.02% as compared to 3.26% in 2008.  Average earning assets equaled $574.2 million during the second quarter of 2009 as compared to $552.8 million during the second quarter of 2008.  The increase in the level of average earning assets between the two periods was not enough to offset the impact of the decreasing margin.  Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2009 and 2008, along with average balances and the related interest income and interest expense amounts.

The yield on average earning assets decreased to 5.35% in the second quarter of 2009 from 6.17% in the second quarter of 2008. The cost of interest bearing liabilities also decreased to 2.62% in the second quarter of 2009 as compared to 3.32% in the second quarter of 2008.  On a fully taxable equivalent basis, we had a net interest margin of 3.04% and 3.33% for the three months ended June 30, 2009 and 2008, respectively.

Non-interest Income and Non-interest Expense

As a result of the OTTI charge, we had a non-interest income (loss) of ($4.9) million for the three months ended June 30, 2008 as compared to non-interest income of $1.5 million in the same period of 2009.  Deposit service charges decreased by $81,000 in the three months ended June 30, 2009 as compared to the same period in 2008.  As stated in the discussion of our six month results, this decrease is due to fewer items being presented on insufficient funds.   Mortgage origination fees increased by $101,000 or 69.7% during the three months ended June 30, 2009 as compared to the same period in 2008.  As previously discussed, this results from a continued emphasis on this source of revenue, as well as the favorable mortgage interest rate environment.  Positive fair value adjustment was $230,000 in the second quarter of 2009 as compared to $24,000 in the same period of 2008.  The increase in the second quarter of 2009 primarily relates to a partial recovery in the value of the $10.0 million notional amount interest rate swap that was written down by approximately $725,000 in the fourth quarter of 2008. The interest rate swap is adjusted to fair value as of the end of each quarter.

Total non-interest expenses increased by $650,000 in the second quarter of 2009 as compared to the same quarter of 2008.  Salary and benefits increased by $121,000 between the two periods. This was primarily due to the three staff additions related to the acquisition of the financial consulting firm noted in the six month results.  Non-interest expense “Other” increased by $535,000 in the second quarter of 2009 as compared to the same period in 2008.  FDIC insurance premium costs, including the special assessment, were $566,000 in the second quarter of 2009 as compared to $56,000 in the same period of 2008.  A special one-time assessment at a rate of 10 basis points of adjusted assets was assessed in the second quarter of 2009.  This assessment amounts to approximately $500,000 and was expensed in the second quarter of 2009.  The special assessment is payable September 30, 2009.  All other variances in non-interest expenses during the three months ended June 30, 2009 as compared to the same period of 2008 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $650.7 million at June 30, 2009 as compared to $650.2 million at December 31, 2008, an increase of $446,000.  Loans at June 30, 2009 were $331.8 million as compared to $333.0 million at December 31, 2008.  We funded in excess of $25.5 million of new loan production in the first half of 2009, but due to scheduled pay downs during the period, loans declined by $1.2 million.  At June 30, 2009, loans accounted for 57.9% of earning assets, as compared to 58.2% at December 31, 2008.  The loan-to-deposit ratio at June 30, 2009 was 76.5% as compared to 78.6% at December 31, 2008.   Investment securities decreased from $235.1 million at December 31, 2008 to $216.8 million at June 30, 2009.  Short-term federal funds sold and interest-bearing bank balances increased from $3.6 million at December 31, 2008 to $24.2 million at June 30, 2009.  Deposits increased by $9.8 million to $433.6 million at June 30, 2009 as compared to $423.8 million at December 31, 2008.

Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity we have attempted to control the growth of our balance sheet and enhance our liquidity during the first half of 2009.  We have focused on growing our core deposit base while continuing to fund soundly underwritten loans.  We are able to continue funding loans while controlling the growth of our balance sheet due to the significant cash flow we are receiving off of our investment portfolio.

The following table shows the composition of the loan portfolio by category:

	June 30,		December 31,
	2009		2008
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$24,280	7.3%	$27,833	8.4%
Real estate:
Construction	22,373	6.7%	28,832	8.7%
Mortgage – residential	49,380	14.9%	52,423	15.7%
Mortgage – commercial	203,238	61.3%	191,832	57.6%
Consumer	32,490	9.8%	32,044	9.6%
Total gross loans	331,761	100.0%	332,964	100.0%
Allowance for loan losses	(4,147)		(4,581)
Total net loans	$327,614		$328,383

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

At June 30, 2009, we continue to hold an interest rate cap agreement with a notional amount of $10.0 million.  The cap rate of interest is 4.50% three month LIBOR.  Due to the current rate environment and the short term to expiration the cap agreement has no value at June 30, 2009.  The cap agreement expires on August 1, 2009.

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At June 30, 2009 the fair value of the contract was a negative $466,000. A fair value adjustment of $219,000 was recognized in other income for the period ended June 30 2009. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the five year swap rate at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2009, March 31, 2009 and December 31, 2008 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	June 30, 2009	March 31, 2009	December 31, 2008
+200bp	+2.78%	- 3.18%	- 5.40%
+100bp	+2.57%	- 1.61%	+ 3.47%
Flat	—	—	—
-100bp	-1.91%	+ 0.01%	+ 0.14%
-200bp	-7.47%	- 3.20%	- 1.51%

Even though we are liability sensitive, the model at June 30, 2009 reflects a decrease in net interest income in a declining rate environment.  This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates.  The improvement in the impact of a rising rate environment reflects our efforts to reduce the liability sensitivity in the balance sheet.  The simulated impact of rising rates can be significantly impacted by changes in estimated prepayments on our investment portfolio.     The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At June 30, 2009, March 31, 2009 and December 31, 2008 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 26.1%, 29.7% and 30.2%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, trading securities and investment securities available-for-sale represents 26.4% of total assets at June 30, 2009.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At June 30, 2009, the amount of certificates of deposits of $100,000 or more represented 19.9% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.  At June 30, 2009, we have $23.0 million in brokered certificates of deposits with remaining maturities ranging from 2.5 to 10 years.   The brokered deposits were obtained in April and May 2008 to fund a specific leverage strategy.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2009, we had issued commitments to extend credit of $44.4 million, including $24.7 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Other than as described elsewhere in this report, we are not aware of any trends, events or uncertainties that we expect to result in a significant adverse effect on our liquidity position.  However, no assurances can be given in this regard, as, among other matters, rapid growth, deterioration in loan or other asset quality, and poor earnings, or a combination of these factors or other matters, could change the liquidity position in a relatively short period of time.

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  The Company’s management anticipates that the Bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 10.4% and 10.5% of total assets at June 30, 2009 and December 31, 2008, respectively. The Bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these have not utilized in 2009.    The FHLB Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non core sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The Bank’s risk-based capital ratios of Tier 1, total capital and leverage ratio were 10.9%, 11.9% and 7.5%, respectively at June 30, 2009 as compared to 11.3%, 12.4% and 7.4%, respectively at December 31, 2008.  The Company’s risk-based capital ratios of Tier 1, total capital and leverage ratio were 11.9%, 12.9% and 8.2%,  respectively at June 30, 2009 as compared to 12.6%, 13.7% and 8.3%, respectively at December 31, 2008.   This compares to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$332,216	$9,927	6.03%	$313,266	$10,927	7.01%
Securities:	224,144	5,608	5.05%	200,368	5,243	5.26%
Federal funds sold and securities purchased under agreements to resell	17,214	46	0.54%	12,461	168	2.71%
Total earning assets	573,574	15,581	5.48%	526,095	16,338	6.25%
Cash and due from banks	10,189			9,868
Premises and equipment	19,294			19,687
Other assets	54,617			49,140
Allowance for loan losses	(4,254)			(3,651)
Total assets	$653,420			$601,139

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$61,646	165	0.54%	$53,951	205	0.76%
Money market accounts	33,346	167	1.01%	37,262	430	2.32%
Savings deposits	23,742	33	0.28%	24,105	59	0.49%
Time deposits	246,429	4,339	3.55%	226,772	5,047	4.48%
Other borrowings	146,603	2,245	3.09%	116,027	2,123	3.68%
Total interest-bearing liabilities	511,766	6,949	2.74%	458,117	7,864	3.45%
Demand deposits	67,166			73,094
Other liabilities	6,026			5,955
Shareholders’ equity	68,462			63,973
Total liabilities and shareholders’ equity	$653,420			$601,139

Net interest spread			2.74%			2.80%
Net interest income/margin		$8,632	3.03%		$8,474	3.24%
Net interest income/margin FTE basis	$74	$8,706	3.06%	$191	$8,665	3.31%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$332,029	$4,964	6.00%	$315,734	$5,405	6.89%
Securities:	218,833	2,667	4.89%	224,208	3,007	5.39%
Federal funds sold and securities purchased under agreement to resell	23,345	31	0.53%	12,833	72	2.26%
Total earning assets	574,207	7,662	5.35%	552,775	8,484	6.17%
Cash and due from banks	8,232			8,905
Premises and equipment	19,249			19,673
Other assets	54,866			48,922
Allowance for loan losses	(3,917)			(3,730)
Total assets	$652,637			$626,545

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$61,249	$67	0.44%	$59,933	$161	1.08%
Money market accounts	34,148	75	0.88%	34,601	166	1.93%
Savings deposits	24,694	17	0.28%	24,550	28	0.46%
Time deposits	245,401	2,069	3.38%	234,368	2,503	4.30%
Other borrowings	145,073	1,112	3.08%	130,342	1,139	3.51%
Total interest-bearing liabilities	510,565	3,340	2.62%	483,794	3,997	3.32%
Demand deposits	67,835			73,439
Other liabilities	6,104			5,670
Shareholders’ equity	68,133			63,642
Total liabilities and shareholders’ equity	$652,637			$626,545

Net interest spread			2.73%			2.85%
Net interest income/margin		$4,322	3.02%		$4,487	3.26%
Net interest income/margin FTE basis	34	$4,356	3.04%	94	$4,581	3.33%

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30,  2009 from that presented in our annual report on Form 10-K for the year ended December 31, 2008.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market.  At both the April 17, 2007 and January 15, 2008 meetings our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 250,000 shares.  The Board has not established an expiration date for this repurchase plan.  There was no share repurchase activity during the second quarter of 2009.  The maximum number of shares that may yet be repurchased under the plan is 42,487.  Prior to November 21, 2011, unless we have redeemed our Series T Preferred Stock or the Treasury Department has transferred the Series T Preferred Stock to a third party, the consent of the Treasury Department will be required for us to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 20, 2009, First Community Corporation held its 2009 Annual Meeting of Shareholders.  There were two matters submitted to a vote of our shareholders at the meeting.  The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions).  The results of the 2009 Annual Meeting of Shareholders were as follows:

For Proposal No. 1  The following five directors were elected at the meeting:

VOTES	For	Against or Withheld
Chimin J. Chao	2,275,375	134,242
James C. Leventis	2,288,696	120,921
Loretta R. Whitehead	2,273,908	135,709
J Thomas Johnson	2,275,368	134,249
Alexander Snipe, Jr.	2,276,961	132,656

The terms of office of the following ten directors continued after the meeting:

Thomas C. Brown	Richard K. Bogan, MD
O.A. Ethridge D.M.D.	Michael C. Crapps.
W. James Kitchens, Jr.	Hinton G. Davis
Roderick M. Todd, Jr.	Anita B. Easter
Mitchell M. Willoughby	George H. Fann Jr. DMD

For Proposal No. 2  The advisory vote on the compensation of our named executive officers 2,209,979 votes for and 209,358 votes against.

For Proposal No. 3  The ratification of appointment of Elliott Davis, LLC as our Independent Registered Public Accounting Firm there were 2,372,929 votes for and 37,408 votes against.

We did not submit any other matters to security holders for a vote during the six months ended June 30, 2009.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	August 13, 2009	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	August 13, 2009	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.