Form 10-Q
period 2009-09-30
FIRST COMMUNITY CORP /SC/
filed 2009-11-16
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 12, 2009, 3,248,064 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2008
ASSETS
Cash and due from banks	$7,047	$8,722
Interest-bearing bank balances	16,795	667
Federal funds sold and securities purchased under agreements to resell	764	2,978
Investment securities - available for sale	152,682	155,378
Investment securities - held to maturity (market value of $48,394 and $63,379 at September 30, 2009 and December 31, 2008, respectively	58,570	69,482
Trading securities	1,932	2,505
Other investments, at cost	7,904	7,710
Loans	345,428	332,964
Less, allowance for loan losses	4,558	4,581
Net loans	340,870	328,383
Property, furniture and equipment - net	19,051	19,378
Bank owned life insurance	10,483	10,239
Goodwill	—	27,761
Intangible assets	1,657	2,123
Other assets	14,365	14,907
Total assets	$632,120	$650,233
LIABILITIES
Deposits:
Non-interest bearing demand	$71,884	$65,751
NOW and money market accounts	95,850	94,256
Savings	25,638	22,461
Time deposits less than $100,000	164,354	155,319
Time deposits $100,000 and over	89,554	86,011
Total deposits	447,280	423,798
Securities sold under agreements to repurchase	19,269	28,151
Federal Home Loan Bank advances	99,456	105,954
Federal Home Loan Bank advances, at fair value	2,567	2,582
Junior subordinated debt	15,464	15,464
Other borrowed money	124	152
Other liabilities	5,795	5,976
Total liabilities	589,955	582,077
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	10,918	10,850
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,248,064 at September 30, 2009 3,227,039 at December 31, 2008	3,248	3,227
Common stock warrants issued	509	509
Nonvested restricted stock	(106)	(186)
Additional paid in capital	48,852	48,732
Retained earnings (deficit)	(20,976)	6,263
Accumulated other comprehensive loss	(280)	(1,239)
Total shareholders’ equity	42,165	68,156
Total liabilities and shareholders’ equity	$632,120	$650,233

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$15,046	$16,263
Taxable securities	7,926	7,902
Non taxable securities	255	306
Federal funds sold and securities purchased under resale agreements	42	183
Other	26	110
Total interest income	23,295	24,764
Interest expense:
Deposits	6,842	8,530
Federal funds sold and securities sold under agreement to repurchase	77	299
Other borrowed money	3,263	3,025
Total interest expense	10,182	11,854
Net interest income	13,113	12,910
Provision for loan losses	2,057	723
Net interest income after provision for loan losses	11,056	12,187
Non-interest income:
Deposit service charges	1,731	2,071
Mortgage origination fees	622	459
Commission on sale of non deposit investment products	337	243
Gain (loss) on sale of securities	654	(28)
Fair value gain (loss) adjustments	66	165
Other-than-temporary-impairment write-down on securities	(921)	(14,325)
Other	1,221	1,098
Total non-interest income	3,710	(10,317)
Non-interest expense:
Salaries and employee benefits	6,252	5,894
Occupancy	896	858
Equipment	944	956
Marketing and public relations	261	395
FDIC insurance assessments	902	166
Amortization of intangibles	466	384
Impairment of Goodwill	27,761	—
Other	2,891	2,645
Total non-interest expense	40,373	11,298
Net income (loss) before tax	(25,607)	(9,428)
Income taxes (benefit)	492	(3,123)
Net income (loss)	$(26,099)	$(6,305)
Preferred stock dividends, including discount accretion	493	—
Net income (loss) available to common shareholders	$(26,592)	$(6,305)

Basic earnings (loss) per common share	$(8.17)	$(1.97)
Diluted earnings (loss) per common share	$(8.17)	$(1.97)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$5,119	$5,337
Taxable securities	2,486	2,867
Non taxable securities	87	99
Federal funds sold and securities purchased under resale agreements	14	32
Other	8	92
Total interest income	7,714	8,427
Interest expense:
Deposits	2,138	2,789
Federal funds sold and securities sold under agreement to repurchase	22	73
Other borrowed money	1,073	1,128
Total interest expense	3,233	3,990
Net interest income	4,481	4,437
Provision for loan losses	665	359
Net interest income after provision for loan losses	3,816	4,078
Non-interest income:
Deposit service charges	599	750
Mortgage origination fees	159	130
Commission on sale of non deposit investment products	85	85
Gain (loss) on sale of securities	291	(28)
Fair value gain (loss) adjustments	(185)	(8)
Other-than-temporary-impairment write-down on securities	(179)	(8,163)
Other	390	396
Total non-interest income	1,160	(6,838)
Non-interest expense:
Salaries and employee benefits	2,112	1,987
Occupancy	307	298
Equipment	321	314
Marketing and public relations	99	94
FDIC Insurance assessment	215	56
Amortization of intangibles	156	123
Impairment of goodwill	27,761	—
Other	949	999
Total non-interest expense	31,920	3,871
Net income (loss) before tax	(26,944)	(6,631)
Income taxes (benefit)	141	(2,686)
Net income (loss)	$(27,085)	$(3,945)
Preferred stock dividends, including discount accretion	165	—
Net income (loss) available to common shareholders	$(27,250)	$(3,945)
Basic earnings (loss) per common share	$(8.35)	$(1.23)
Diluted earnings (loss) per common share	$(8.35)	$(1.23)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Nine Months ended September 30, 2009 and September 30, 2008

				Common	Additional	Nonvested	Retained	Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income (Loss)	Total
Balance, December 31, 2007	$—	3,211	$3,211	$—	$48,617	$—	$14,564	$(2,396)	$63,996
Comprehensive income (loss):
Net income (loss)							(6,305)		(6,305)
Other comprehensive income:
Accumulated other comprehensive loss net of income tax benefit of $4,879								(9,060)
Plus: reclassification adjustment for gain included in net income, net of tax $4,851								9,483
Other comprehensive income								423	423
Comprehensive loss:									(5,882)
Cumulative adjustment to initially apply EITF 06-4							(410)		(410)
Stock issued in acquisition		16	16		179				195
Dividends: Common ($0.24 per share)							(769)		(769)
Common stock repurchased		(17)	(17)		(250)				(267)
Exercise of stock options		—	—		2				2
Dividend reinvestment plan		11	11		139				150
Balance, September 30, 2008	$—	3,221	$3,221	$—	$48,687	$—	$7,080	$(1,973)	$57,015

Balance, December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive income (loss):
Net income (loss)							(26,099)		(26,099)
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of tax of $1,024								2,215
Unrealized market loss on held-to-maturity securities net of tax benefit of $580								(1,096)
Less: reclassification adjustment for gain included in net loss,net of tax benefit $107								(160)
Other comprehensive income								959	959
Comprehensive loss:									(25,140)
Amortization of compensation on restricted stock						80			80
Dividends: Common ($0.20 per share)							(647)		(647)
Preferred	68						(493)		(425)
Dividend reinvestment plan		21	21		120				141
Balance, September 30, 2009	$10,918	3,248	$3,248	$509	$48,852	$(106)	$(20,976)	$(280)	$42,165

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	ended September 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(26,099)	$(6,305)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation	745	780
Premium amortization (discount accretion)	(34)	(432)
Provision for loan losses	2,057	723
Amortization of intangibles	466	384
(Gain) loss on sale of securities	(654)	28
Other-than-temporary-impairment on securities	921	14,325
Goodwill impairment	27,761	—
Net increase in fair value option instruments and derivatives	(66)	(165)
(Increase) decrease in other assets	1,617	(3,905)
Decrease in other liabilities	(180)	(957)
Net cash provided from operating activities	6,534	4,476
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(52,972)	(47,823)
Maturity of investment securities available-for-sale	40,997	44,703
Proceeds from sale of securities available-for-sale	17,489	7,797
Purchase of investment securities held-to-maturity	(2,123)	(71,110)
Maturity of investment securities held-to-maturity	11,108	5,723
Maturity of securities held-for-trading	614	318
Proceeds from sale of interest rate floor agreement	—	600
Increase in loans	(16,348)	(15,361)
Net cash disbursed in business combination	—	(627)
Purchase of property and equipment	(418)	(564)
Net cash used in investing activities	(1,653)	(76,344)
Cash flows from financing activities:
Increase in deposit accounts	23,320	27,987
Increase (decrease) in securities sold under agreements to repurchase	(8,882)	4,017
Decrease in other borrowings	(28)	(53)
Advances from the FHLB	4,000	70,900
Repayment of advances FHLB	(10,120)	(28,694)
Advances from FHLB, fair value option	—	2,500
Repurchase of common stock	—	(266)
Proceeds from exercise of stock options	—	2
Dividends paid: Common Stock	(647)	(769)
Preferred Stock	(426)	—
Dividend reinvestment plan	141	150
Net cash provided from financing activities	7,358	75,774
Net increase (decrease) in cash and cash equivalents	12,239	3,906
Cash and cash equivalents at beginning of period	12,367	13,682
Cash and cash equivalents at end of period	24,606	17,588
Supplemental disclosure:
Cash paid during the period for:
Interest	$10,666	$12,755
Income taxes	$350	$613
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$1,528	$423
Transfer of loans to foreclosed property	$1,878	$—

Notes to Consolidated Financial Statements

Note 1    — Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at September 30, 2009 and December 31, 2008, the Company’s results of operations for the nine and three months ended September, 2009 and 2008, and the Company’s cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 2 — Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months		Three months
	ended September 30,		ended September 30,
(In thousands, except price per share)	2009	2008	2009	2008
Numerator (Net income (loss) available to common shareholders)	$(26,592)	$(6,305)	$(27,250)	$(3,946)
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,253	3,203	3,262	3,205
Dilutive securities:
Stock options – Treasury stock method	—	—	—	—
Diluted earnings per share	3,253	3,203	3,262	3,205
The average market price used in calculating assumed number of shares	$6.76	$13.13	$6.59	$11.27

At September 30, 2009 there were 191,000 outstanding options at an average exercise price of $13.33 and warrants for 196,000 shares at $8.69.  None of the options or warrants  has an exercise price below the average market price of $6.76 and $6.59 for the nine and three-month period ended September 30, 2009 and therefore are not deemed to be dilutive.

Note 3 —Assets and Liabilities Measured at Fair Value

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 820 (ASC 820) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   The fair value hierarchy is as follows:

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

Investment Securities Held-to-Maturity: Investment securities that are held-to-maturity and considered other-than-temporarily-impaired are recorded at fair value in accordance with FASB ASC 320-10-35 “Investments- Debt and Equity Securities” on a non recurring basis.  If the Company does not expect to recover the entire amortized cost basis of the security, other-than-temporary-impairment (OTTI) is considered to have occurred.  See Note 4 for determining allocation between current earnings and comprehensive income.  Measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 2 securities include private label mortgage-backed securities.  Generally these fair values are priced from established pricing models.

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At September 30, 2009 substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

Other Real Estate Owned (OREO): OREO is carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral.  When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

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

Federal Home Loan Bank Advances:  Certain Federal Home Loan Bank advances are accounted for under FASB ASC 825-10-25 “Fair Value Option”.  The fair value is calculated on a recurring basis using a discounted cash flow model based on current rate for advances with similar remaining terms.  The measurement of these advances is considered Level 3 measurement.

The following tables reflect the changes in fair values for the nine and three-month periods ended September 30, 2009 and 2008 and where these changes are included in the income statement:

(Dollars in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Description	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)
Trading securities	$41	$(13)	$16	$—
Interest rate cap/swap	10	171	(210)	(1)
Federal Home Loan Bank Advance	15	7	9	(7)
Total	$66	$165	$(185)	$(8)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2009 and December 31, 2008 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$1,932	$—	$1,932	$—
Available for sale securities	152,682	1,669	145,123	5,890
Interest rate cap/swap	(613)	—	—	(613)
Federal Home Loan Bank advances	(2,567)	—	—	(2,567)
Total	$151,434	$1,669	$147,055	$2,710

(Dollars in thousands)

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,505	$—	$2,505	$—
Available for sale securities	155,378	1,895	146,270	7,213
Interest rate cap/floor	(725)	—	—	(725)
Federal Home Loan Bank advances	(2,582)	—	—	(2,582)
Total	$154,576	$1,895	$148,775	$3,906

The following table reconciles the changes in Level 3 financial instruments for the nine and three months ended September 30, 2009, that are measured on a recurring basis.

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, December 31, 2008	$7,213	$(725)	$(2,582)
Gain (loss) recognized	(510)	10	15
Reclass to Level 2	(813)
Payment	—	102
Issuances	—	—
Ending Balance, September 30, 2009	$5,890	$(613)	$(2,567)

	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance, June 30, 2009	$5,890	$(466)	$(2,576)
Gain (loss) recognized	—	(210)	9
Reclass to Level 2	—
Payment	—	63
Issuances	—	—
Ending Balance, September 30, 2009	$5,890	$(613)	$(2,567)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2009 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,919	$—	$—	$5,919
Held-to-maturity securities (OTTI)	2,556	—	2,556	—
Other real estate owned	1,681	—	—	1,681
Total	$10,156	$—	$2,556	$7,600

Goodwill and other intangible assets are measured on a non-recurring basis at least annually.  The valuation is performed at September 30th of each year.  Market capitalization and acquisition multiples have significantly declined since 2004 and 2006, which are the dates of our acquisitions of Dutchfork Bankshares and DeKalb Bancshares, respectively.  The multiples and the resulting valuations have declined throughout 2008 and 2009.  The test at September 30, 2009 reflected goodwill impairment.  As a result, the company recognized an impairment charge in the amount of $27.8 million in the third quarter of 2009.  The impairment charge resulted in all of the goodwill intangible being written off as of September 30, 2009.

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009:
State and local government	$2,712	$100	$—	$2,812
Mortgage-backed securities	55,798	60	10,334	45,524
Other	60	—	2	58
	$58,570	$160	$10,336	$48,394
December 31, 2008:
State and local government	$4,477	$53	$—	$4,530
Mortgage-backed securities	64,945	198	6,354	58,789
Other	60	—	—	60
	$69,482	$252	$6,354	$63,379

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009:
Government sponsored enterprises	$10,198	159	$—	$10,357
Mortgage backed securities	111,329	3,185	1,366	113,148
Small Business Administration securities	8,401	210	—	8,611
State and local government	7,079	299	—	7,378
Corporate and other securities	14,495	798	2,105	13,188
	$151,502	$4,651	$3,471	$152,682
December 31, 2008:
US Treasury securities	$999	$18	$—	$1,017
Government sponsored enterprises	27,965	699	—	28,664
Mortgage-backed securities	108,028	1,805	2,016	107,817
State and local government	5,437	134	28	5,543
Corporate and other securities	15,031	107	2,801	12,337
	$157,460	$2,763	$4,845	$155,378

During the nine months ended September 30, 2009 and 2008 the company sold securities from the available-for-sale portfolio and received proceeds of $17.5 million and $7.8 million, respectively.  Gross gains amounted to $654,000 for the nine months ended September 30, 2009.  Gross gains amounted to $2,000 and losses amounted to $30,000 for the nine month period ended September 30, 2008.

As prescribed by FASB ASC 320-10-35 for the nine months ended September 30, 2009, the Company recognized the credit component of an other-than-temporary impairment (OTTI) of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

Note 4—INVESTMENT SECURITIES (contd)

During the nine and three months ended September 30, 2009, the Company recorded other-than-temporary impairment losses on held-to-maturity and available-for-sale securities as follows:

(Dollars in thousands)

	Nine months ended September 30, 2009			Three months ended September 30, 2009
	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$1,952	$862	$2,814	$72	$107	$179
OTTI recognized in other comprehensive income (non-credit component)	1,676	217	1,893	—	—	—
Net impairment losses recognized in earnings (credit component)	$276	$645	$921	$72	$107	$179

As of September 30, 2009, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings included five non-agency mortgage-backed securities.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security.  Relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the remaining unrealized losses.  The average prepayment rate, default rate and severity used in the valuations were approximately 8%, 13%, and 41%, respectively.

An equity security representing an investment in Silverton Bank, NA, Atlanta, Georgia, a correspondent bank, that was closed by the Office of the Comptroller of the Currency in the amount of $510,000 was written off during the first quarter of 2009.

At September 30, 2009 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.5 million, corporate debt obligations (“CDOs”) of $4.9 million, and mutual funds at $881,000.  At December 31, 2008, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.0 million, corporate debt obligations (“CDOs”) of $4.9 million, mutual funds at $878,000 and correspondent bank stock of $510,000.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2009 and December 31, 2008.

September 30, 2009

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	16,945	152	—	—	16,945	152
Non-agency mortgage-backed securities	1,077	292	9,447	922	10,524	1,214
Corporate bonds and other	6,936	1,975	4,634	130	11,570	2,105
	24,958	2,419	14,081	1,052	39,039	3,471
Held-to-maturity securities:
Corporate bonds and other	$58	$2	$—	$—	$58	$2
Non-agency mortgage-backed securities	3,137	991	37,558	9,343	40,695	10,334
	3,195	993	37,558	9,343	40,753	10,336
Total	$28,153	3,412	$51,639	$10,395	$79,792	$13,807

December 31, 2008

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	16,739	384	909	32	17,648	416
Non-agency mortgage-backed securities	11,824	1,142	5,407	458	17,231	1,600
Corporate bonds	10,704	2,335	1,033	466	11,737	2,801
State and local government	1,131	28	—	—	1,131	28
	40,398	3,889	7,349	956	47,747	4,845
Held-to-maturity securities:
Non-agency mortgage-backed securities	54,411	6,354	—	—	54,411	6,354
	54,411	6,354	—	—	54,411	6,354
Total	$94,809	$10,243	$7,349	$956	$102,158	$11,199

Government Sponsored Enterprise, Mortgage-Backed Securities: Throughout 2008 and continuing in 2009, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At September 30, 2009, First Community Bank, N.A. (the “Bank”) owned MBSs, including CMOs with an amortized cost of $99.2 million and approximate fair value of $102.3 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of September 30, 2009 and December 31, 2008, all of the MBSs issued by GSEs were classified as “Available for Sale”. Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and it is more likely than not the company will not sell investments until a recovery of fair value, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2009.

Non-agency mortgage —backed securities: The Company also holds private- label issued MBSs, including CMOs, at September 30, 2009 with an amortized cost of $67.9 million and approximate fair value of $56.4 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and continuing into 2009. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the nine months ended September 30, 2009, the Company identified five private label mortgage-backed securities, with a fair value of $4.4 million that it considers other-than-temporarily-impaired.  As a result of adopting FASB ASC 320-10-65, the Company has recognized an impairment charge in earnings of $411,000 and impairment charge through other comprehensive income of $1.7 million.  The $411,000 represents the estimated credit losses on these securities recognized for the nine months ended September 30, 2009.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.  The Company has the intent and ability to hold these securities until it recovers the projected remaining cash flows.

It is expected that the private label mortgage-backed securities portfolio will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the remaining balance of these investments to be other-than-temporarily impaired at September 30, 2009.

The following table summarizes as of September 30, 2009 the number of CUSIPs, carrying value and fair value of the non-agency mortgage-backed securities/CMOs by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed securities /CMOs are in the super senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIP’s	Amortized Cost	Fair Value
AAA	20	$9,826	$9,006
A	2	4,508	4,095
Baa	2	4,221	3,223
Below investment grade	19	49,324	40,066
Total	43	$67,879	$56,390

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with eight different issuers. The economic conditions throughout 2008 and continuing into 2009 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better with the exception of three bonds downgraded during the last twelve months. One downgraded investment is rated CC by Fitch and Ca by Moody and is a preferred term security with a book value of $1.96 million and fair value of $941,000, maturing March 24, 2034. The second bond is a collateralized debt obligation (CDO), rated B+ by S&P, with a carrying value of $998,000 and fair value of $905,000. This bond matures in December 2010. The third bond is rated Ba1 by Moody and BBB- by S&P with a carrying value of $997,000 and a fair value of $813,000 and matures in July 2014.  All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

State and Local Governments and Other: The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at September 30, 2009.

During the nine months ended September 30, 2009 the Company recognized an other-than-temporary impairment charge on an equity security in the amount of $510,000.  The security was an investment in another financial institution that was closed by the Office of the Comptroller of the Currency on May 1, 2009.  The entire balance of the equity investment was charged to earnings in the first quarter of 2009 and the Company has no additional exposure to the other financial institution.

The amortized cost and fair value of investment securities at September 30, 2009, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  Mortgage-backed securities are based on average life at estimated prepayment speeds.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,374	$4,248	$19,741	$18,541
Due after one year through five years	23,761	19,483	81,697	82,913
Due after five years through ten years	27,013	20,999	35,196	34,683
Due after ten years	3,422	3,664	14,868	16,545
	$58,570	$48,394	$151,502	$152,682

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and is not expected to have an impact on the Company’s financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not currently have investments in such entities and, therefore, does not expect there to be an impact on its financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products and services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the Update to have an impact on its financial statements.

Issued October 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no current plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC-825-1-50, “Financial Instruments”, requires the company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

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

Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

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

Accrued Interest Payable—The fair value approximates the carrying value.

Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$24,606	$24,606	$12,367	$12,367
Held-to-maturity securities	58,570	48,394	69,482	63,672
Trading securities	1,932	1,932	2,505	2,505
Available-for-sale securities	152,682	152,682	155,378	155,776
Other investments, at cost	7,904	7,904	7,710	7,710
Loans receivable	345,428	347,746	332,964	338,811
Allowance for loan losses	4,558	—	4,581	—
Net loans	340,870	347,746	328,383	338,811
Accrued interest	2,174	2,174	2,580	2,580
Interest rate cap/swap	(613)	(613)	(725)	(725)
Financial liabilities:
Non-interest bearing demand	$71,884	$71,884	$65,751	$65,751
NOW and money market accounts	95,850	95,850	94,256	94,256
Savings	25,638	25,638	22,461	22,461
Time deposits	253,908	256,803	241,330	244,411
Total deposits	447,280	450,175	423,798	426,879
Federal Home Loan Bank Advances	99,456	104,154	105,954	110,778
Federal Home Loan Bank Advances (Fair Value)	2,567	2,567	2,582	2,582
Short term borrowings	19,393	19,393	28,303	28,303
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	2,778	2,778	3,047	3,047

Note 7 — Subsequent Events

In accordance with FASB-ASC-855-10 “Subsequent Events,” effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through November 11, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.   On October 21, 2009, the Board of Directors approved a cash dividend to common shareholders of $0.04 per share.  The dividend is payable November 16, 2009 to shareholders of record on November 2, 2009.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on the Company.  During 2008 and continuing through the third quarter of 2009, the capital and credit markets have experienced extended volatility and disruption. Over the previous twelve months, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

GAAP Reconciliation and Explanation

This form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP.  Such non-GAAP financial measures include, among others the following:  operating income, operating earning per diluted share available to common shareholders and operating expense.  Management uses these non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over a period of time. Management believes it provides users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results of prior periods.  These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies.  A reconciliation of these non-GAAP measures to GAAP is included on page 24 below.

Overview

The following discussion describes our results of operations for the nine-month and three-month periods ended September 30, 2009 as compared to the nine-month and three-month periods ended September 30, 2008 and also analyzes our financial condition as of September 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2009 and our notes included in the consolidated financial statements in our 2008 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of other-than-temporary impairment (“OTTI”) on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows consisting of prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the nine and three months ended September 30, 2009.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than September 30, 2009, and the guarantee is effective through the earlier of the maturity date or September 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before September 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or September 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

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

On November 21, 2008, as part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 11,350 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 195,915 shares of our common stock for an aggregate purchase price of $11,350,000 in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. We must consult with the Office of the Comptroller of the Currency (the “OCC”) before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.69 per share of the common stock. Please see the Form 8-K we filed with the SEC on November 25, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

Comparison of Results of Operations for Nine months Ended September 30, 2009 to the Nine months Ended September 30, 2008

Net Income (loss)

Our net loss for the nine months ended September 30, 2009 was $26.1 million, or $8.17 diluted loss per common share, as compared to a loss of $6.3 million, or $1.97 diluted loss per common share, for the nine months ended September 30, 2008.  During the third quarter of 2009, we recognized a non-cash goodwill impairment charge of $27.8 million or $8.51 per diluted share that represents the complete write-off of our goodwill intangible.  Goodwill arises from business acquisitions and represents the value attributable to unidentifiable intangible elements in the business acquired.  We annually conduct a test to assess fair value in the current economic environment, as compared to the value determined at the time of acquisition.  The third quarter 2009 analysis and valuation process resulted in our determination that goodwill was impaired.  This determination is reflective of the impact of the current economic environment and its affect on the banking industry and our company.  The calculation of fair value as part of the goodwill impairment test is subject to significant management judgment and estimates.  Industry-wide, market capitalization and acquisition multiples have significantly declined since 2004 and 2006, which are the dates of our acquisitions of Dutchfork Bankshares and DeKalb Bancshares, respectively.  Our company has experienced the same trend, with a decline in its market price per share and an extended period of time trading at a discount to book value and tangible book value.  This non-cash charge is the accounting recognition of these events.  Given the non-cash nature of a goodwill charge, this non-interest expense item has no adverse impact upon the our regulatory capital, liquidity position, operating performance or our prospects for future earnings.  There is no tax benefit recognized as a result of this goodwill impairment charge.

Excluding this impairment charge, operating net income available to shareholders for the nine months and three months ended September 30, 2009 was $1.2 million ($0.36 per diluted share) and $511,000 ($0.16 per diluted share), respectively.  The following table reconciles net income as reported under generally accepted accounting principles (GAAP) to the previously referred to operating net income available to shareholders (non-GAAP measure) for the nine month and three month period ended September 30, 2009:

(Dollars in thousands)	Nine months ended September 30, 2009	Three months ended September 30, 2009
Net income (loss) as reported for GAAP	$(26,099)	$(27,085)
Preferred stock dividend	493	165
Net income (loss) available to common shareholders as reported for GAAP	(26,592)	(27,250)
Impairment of goodwill	27,761	27,761
Operating income available to common shareholders (non-GAAP measure)	$1,169	$511

	Nine months ended September 30, 2009	Three months ended September 30, 2009
Net loss per common share as reported for GAAP	$(8.17)	$(8.35)
Impairment of goodwill	(8.53)	8.51
Operating income available to common shareholders (Non GAAP measure)	$0.36	$0.16

During the nine months ended September 30, 2008, we recognized a other-than-temporary impairment (“OTTI”) charge in the amount of $14.3 million on an investment in a preferred stock issue of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a government sponsored enterprise (“GSE”) reflecting a write down of  substantially the entire carrying value.  As a result of the OTTI charge in the nine months ended September 30, 2008, our net loss for the period was $6.3 million or $1.97 diluted loss per common share.

During the nine months ended September 30, 2009, we recognized OTTI on several securities in the aggregate amount of $921,000.  Net interest income for the nine months ended September 30, 2009 was $13.1 million as compared to $12.9 million for the same period in 2008.  The increase in net interest income between the two periods is due to an increase in average earning assets by $38.2 million during the nine months ended September 30, 2009 as compared to the same period in 2008.  The impact of this increase in average earning assets was substantially offset by a decline in our taxable-equivalent net interest margin from 3.27% in the nine month period ended September 30, 2008 to 3.07% in the comparable period in 2009.  The increase in average earning assets was primarily a result of the implementation of a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency mortgage backed securities and collateralized mortgage obligations in the second quarter of 2008.  The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million. The provision for loan losses increased to $2.1 million for the nine months ended September 30, 2009 as compared to $723,000 in the same period of 2008.    Non-interest income, excluding the impact of OTTI charges during both periods, increased from $4.0 million in the first nine months of 2008 to $4.6 million in the first nine months of 2009.  Gains on the sale of securities of $654,000 during the first nine months of 2009, as compared to a loss of $28,000 in the same period of 2008, are the primary contributor to this increase. Non-interest expenses, excluding the goodwill impairment charge in 2009, increased to $12.6 million in the first nine months of 2009 as compared to $11.3 million in the same period of 2008.  Increases in FDIC insurance premiums, legal fees and expenses related to loan collections and workouts contributed significantly to the increase in non-interest expense.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2009 and 2008, along with average balances and the related interest income and interest expense amounts.

Net interest income was $13.1 million for the nine months ended September 30, 2009 as compared to $12.9 million for the nine months ended September 30, 2008.  This increase was primarily due to the increase in the level of earning assets.  Net interest margin on a taxable equivalent basis decreased 20 basis points, from 3.27% at September 30,

2008 to 3.07% at September 30, 2009.   The yield on earning assets decreased by 75 basis points during the first nine months of 2009 as compared to the same period in 2008. The yield on earning assets for the nine months ended September 30, 2009 and 2008 was 5.41% and 6.16%, respectively.  The cost of interest-bearing liabilities decreased 70 basis points during the first nine months of 2009 to 2.66% as compared to 3.36% in the same period of 2008.  As a result of the ongoing economic and credit crisis during the last quarter of 2007 and throughout 2008 and 2009, interest rates decreased significantly.  Four events/conditions have significantly impacted the level of our net interest income in the first half of 2009 as compared to the same period in 2008.  First, with interest rates as low as they became in 2008, certain deposit products could not be repriced in the same magnitude as the general decline in interest rates.  Second, the higher level of non-performing assets in the three quarters of 2009, as compared to the same period in 2008, has negatively impacted our yield on earning assets.  Third, we wrote off our remaining investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock in the third quarter of 2008, when the Treasury Department placed FHLMC into receivership and FHLMC subsequently ceased paying the dividends on the investment.  And fourth, due to the significant turmoil in the markets and the emphasis by the regulatory agencies on liquidity, we have increased our balances in short-term overnight investments.  The yield on these investments is at historical lows and has a negative impact on our net interest income.  As the economy begins to move out of this recessionary cycle we intend to begin to reduce the balance in short-term overnight investments which will positively impact our net interest income.

Provision and Allowance for Loan Losses

At September 30, 2009, the allowance for loan losses was $4.6 million, or 1.32% of total loans, as compared to $4.6 million, or 1.38% of total loans, at December 31, 2008.  Our provision for loan losses was $2.1 million for the nine months ended September 30, 2009, as compared to $723,000 for the nine months ended September 30, 2008.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The increase in the provision for the first nine months of 2009 as compared to the same period in 2008 is a result of the ongoing economic downturn experienced throughout our markets and the country. Real estate values have been dramatically impacted during this economic cycle. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced increasing delinquencies and problem loans.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the slowing economy have resulted in some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $2.5 million (0.39% of total assets) at December 31, 2008 to $7.6 million (1.20% of total assets) at September 30, 2009. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  Of the loans included in non-performing status, two are A&D loans totaling $3.8 million previously identified as potential problem loans that have subsequently been placed in non-accrual status. Both are located within the Midlands of South Carolina. One in the original amount of $3.2 million has been written down to a balance of $2.2 million at September 30, 2009.  The second loan is in the amount of $1.6 million and we also are proceeding through the foreclosure process. We do not currently anticipate any material loss associated with this specific loan.

At September 30, 2009, we had $17,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $2.6 million that were delinquent 30 days to 89 days.  We had 19 loans in a nonaccrual status in the amount of $5.9 million at September 30, 2009.  Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have 23 properties with a carrying value of $1.7 million that have been foreclosed on and are included in other real estate owned. We have identified 4 loan relationships in the amount of $991,000 that are current as to principal and interest and are not included in non-performing assets that could represent potential problem loans.

Allowance for Loan Losses

	Nine months Ended September 30,
(Dollars in thousands)	2009	2008

Average loans outstanding	$334,991	$316,064
Loans outstanding at period end	$345,428	$324,333
Non-performing assets:
Nonaccrual loans	$5,919	$1,732
Loans 90 days past due still accruing	17	132
Foreclosed real estate	1,681	180
Total non-performing assets	$7,617	$2,044

Beginning balance of allowance	$4,581	$3,530
Loans charged-off:
Construction and development	927	—
1-4 family residential mortgage	285	454
Multi-family residential		29
Non-residential real estate	69	29
Home equity	64	—
Commercial	683	81
Installment & credit card	166	126
Total loans charged-off	2,194	719
Recoveries:
1-4 family residential mortgage	6	39
Non-residential real estate	8	9
Home equity	4	4
Commercial	44	35
Installment & credit card	52	43
Total recoveries	114	130
Net loan charge offs	2,080	589
Provision for loan losses	2,057	723
Balance at period end	$4,558	$3,664

Net charge -offs to average loans	0.62%	0.19%
Allowance as percent of total loans	1.32%	1.13%
Non-performing assets as % of total assets	1.20%	0.32%
Allowance as % of non-performing loans	59.84%	196.57%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2009		December 31, 2008
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$620	6.8%	$681	8.3%
Real Estate – Construction	922	7.3%	1,319	8.7%
Real Estate Mortgage:
Commercial	1,613	61.4%	1,641	57.7%
Residential	199	14.8%	289	15.7%
Consumer	153	9.7%	100	9.6%
Unallocated	1,051	N/A	551	N/A
Total	$4,558	100.0%	$4,581	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2009 was $3.7 million as compared to a loss of $10.3 million during the same period in 2008.  The net loss for the nine months ended September 30, 2008 included a charge to recognize an “other-than-temporary-impairment”  in the amount of $14.3 million on our investment in a preferred stock issue of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a government sponsored enterprise (“GSE”) reflecting a write down of  substantially all of its carrying value.  We initially wrote the preferred stock down by $6.1 million in the second quarter of 2008 and subsequently wrote down the balance of $8.2 million in the third quarter of 2008 when the U.S. Treasury Department announced that dividends on these preferred shares would be suspended indefinitely. During the first nine months of 2009 we recognized aggregate OTTI in the amount of $921,000 on five investments.  The first, in the amount of $510,000, was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009.  The charge of $510,000 represented the entire balance of the investment and we do not have any additional exposure to this financial institution.  An additional charge of $411,000 was taken on four private label mortgage backed securities (see Note 4 to financial statements).

Deposit service charges decreased $340,000 while mortgage origination fees and commissions on the sale of non-deposit investment products increased $163,000 and $94,000, respectively.  The decrease in deposit service charges results from a lower level of overdraft protection fees due to a decrease in the number of items being presented on insufficient funds.  Mortgage origination fees increased as a result of an increase in refinancing as a result of the continued low interest rate environment. In September 2008, we acquired two small financial consulting firms. As a result of this additional support and emphasis, fees related to sale of non-deposit investment products have increased.    In the nine months ending September 30, 2009, we had gains on the sale of securities in the amount of $654,000, as compared to a loss of $28,000 in the comparable period in 2008.  The proceeds from the sale of certain agency mortgage backed securities in the first and third quarter of 2009 were primarily reinvested in other agency mortgage-backed securities (GNMA securities) with lower regulatory risk weightings and slightly longer maturities.

Total non-interest expense increased substantially as a result of the goodwill impairment charge of $27.8 million being reflected in the non-interest expense total for the nine months ended September 30, 2009.  Excluding the goodwill impairment charge, non-interest expense increased by $1.3 million or 11.6%, during the first nine months of 2009, as compared to the same period in 2008.  Salary and benefit expense increased by $358,000 from $5.9 million in the first nine months of 2008 to $6.3 million during the same period of 2009.  This is primarily a result of the addition of three employees that were hired in connection with the acquisition of the financial consulting firms in September 2008.  We have also added two employees in credit administration — one as a credit analyst and the second was hired to assist with handling the increased level of non-performing assets.  FDIC insurance assessments increased to $902,000 in the first nine months of 2009 as compared to $166,000 in the same period in 2008.  We had a credit toward our FDIC assessments that was fully utilized in the latter part of the first quarter of 2008.  This credit resulted from the 2004 acquisition of DutchFork Bankshares.  FDIC assessments have been substantially increased for 2009.  A special one-time assessment at a rate of 5 basis points of adjusted assets was assessed in the second quarter of 2009.  This assessment amounts to approximately $300,000 and was expensed in the second quarter of 2009.  The special assessment was paid September 30, 2009.  Based on current assessment guidelines it is anticipated that our rate for the balance of 2009 will be between 15 and 18 basis points on an annualized basis.  The FDIC continues to evaluate the insurance fund level and may impose further special assessments in future quarters.  The FDIC currently has submitted a proposal that would require us to prepay the deposit insurance premiums for a period of three years at our current assessment rate.  In the event this proposal is finalized we would recognize the expense over the three year prepayment period.  Professional fees increased by $197,000 in the first nine months of 2009 as compared to the same period in 2008.  These fees primarily relate to increases in legal fees associated with loan collection and workout efforts, legal fees associated with our issuing $11.4 million in cumulative preferred stock under the U. S. Treasury Department’s CPP, and legal and professional fees associated with insuring compliance with the changing regulatory and legislative environment.  Non-interest expense “Other” increased by $246,000 in the first nine months of 2009 as compared to the same period in 2008.  The increase relates to loan collection efforts and other real estate expenses such as paying delinquent taxes and property insurance premiums as well as maintenance on the properties securing certain delinquent loans.  In addition, we incurred approximately $25,000 in costs associated with reissuing the majority of our debit cards as a result of card account numbers for many financial institutions being compromised by a large national card processor.

The following is a summary of the components of other non-interest expense:

	Nine months ended
	September 30,
(In thousands)	2009	2008
Data processing	$268	$252
Supplies	166	132
Telephone	226	243
Correspondent services	27	84
Loss on limited partnership interest	89	255
Insurance	141	145
Postage	145	144
Professional fees	886	689
Director fees	168	171
Other	775	530
	$2,891	$2,645

Income Tax Expense

Our effective tax rate, excluding the non-tax affected goodwill impairment charge, was 22.8% in the first nine months of 2009 as compared to a benefit rate of 33.1% in the first nine months of 2008.  Our effective tax rate is currently expected to remain at approximately 25.0%  throughout the remainder of 2009.

Comparison of Results of Operations for Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008:

Net Income (loss)

Our net loss for the third quarter of 2009 was $27.1 million, or $8.35 diluted loss per common share, as compared to a net loss of $3.9 million, or $1.23 diluted loss per common share, in the same period of 2008. As previously stated, during the third quarter of 2009 we recognized a non-cash goodwill impairment charge of $27.8 million or $8.51 per diluted share that represents the complete write-off of our goodwill intangible. Excluding this impairment charge, operating net income available to shareholders for the three months ended September 30, 2009 was $511,000 ($0.16 per diluted share).  See the reconciliation of this non-GAAP measure in the discussion of the nine month results above. The net loss during the third quarter of 2008 was a result of the $8.2 million OTTI charge related to the write-down of FHLMC preferred stock, discussed previously.  Net interest income increased by $44,000 for the three months ended September 30, 2009 from $4.4 million in 2008 to $4.5 million in 2009.  The modest increase in net interest income is due to an increase in average earning assets of $17.4 million in the third quarter of 2009 as compared to the same period of 2008.  The result of increased earning assets was offset by a decrease in the taxable equivalent net-interest margin for the third quarter of 2009 to 3.11% as compared to 3.18% in 2008.  Average earning assets equaled $577.6 million during the third quarter of 2009 as compared to $560.2 million during the third quarter of 2008.  The increase in the level of average earning assets between the two periods was not enough to offset the impact of the decreasing margin.  Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2009 and 2008, along with average balances and the related interest income and interest expense amounts.

The yield on average earning assets decreased to 5.30% in the third quarter of 2009 from 5.98% in the third quarter of 2008. The cost of interest bearing liabilities also decreased to 2.51% in the second quarter of 2009 as compared to 3.18% in the third quarter of 2008.  On a fully taxable equivalent basis, we had a net interest margin of 3.11% and 3.18% for the three months ended September 30, 2009 and 2008, respectively.

Non-interest Income and Non-interest Expense

Non-interest income for the three months ended September 30, 2009 was $1.2 million.  As a result of the OTTI charge, we had a non-interest income (loss) of ($6.8) million for the three months ended September 30, 2008.    Deposit service charges decreased by $151,000 in the three months ended September 30, 2009 as compared to the same period in 2008.  As stated in the discussion of our nine month results, this decrease is primarily due to fewer items being presented on insufficient funds.  Mortgage origination fees increased by $29,000 or 22.3% during the three months ended September 30, 2009 as compared to the same period in 2008.  As previously discussed, this results from a continued emphasis on this source of revenue as well as the favorable mortgage interest rate environment.  We incurred a negative fair value adjustment of $185,000 in the third quarter of 2009 as compared to a negative fair value adjustment of $8,000 in the same period of 2008.  This results from a decrease in the fair value of a $10.0 million notional amount interest rate swap that we entered into during the fourth quarter of 2008. The interest rate swap is adjusted to fair value as of the end of each quarter and was purchased as a general hedge against rising interest rates (see “Market Risk Management” discussion).

Total non-interest expenses increased significantly in the third quarter of 2009 as a result of the goodwill impairment charge.  Excluding this charge, non-interest expense was $4.2 million in the third quarter of 2009 as compared to $3.9 million in the same period of 2008.  Salary and benefits increased by $125,000 between the two periods. This was primarily due to the three staff additions related to the acquisition of the financial consulting firm noted in the nine month results.  FDIC insurance premium costs were $215,000 in the third quarter of 2009 as compared to $56,000 in the same period of 2008.  These premiums reflect the higher assessment rates implemented for all depository institutions in the first quarter of 2009.  It is anticipated that our rate will remain at this level or higher for the foreseeable future.   All other variances in non-interest expenses during the three months ended September 30, 2009 as compared to the same period of 2008 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $632.1 million at September 30, 2009 as compared to $650.2 million at December 31, 2008, a decrease of $18.1 million.  This decrease is attributable to the goodwill impairment charge taken in the third quarter of 2009 as previously discussed.  Loans at September 30, 2009 were $345.4 million as compared to $333.0 million at December 31, 2008.  We have funded in excess of $45.3 million of new loan production in the first nine months of 2009.  Much of our net loan growth occurred in the third quarter.  Total loan fundings during the third quarter amounted to $19.8  million.   At September 30, 2009, loans accounted for 59.1% of earning assets, as compared to 58.2% at December

31, 2008.  The loan-to-deposit ratio at September 30, 2009 was 77.2% as compared to 78.6% at December 31, 2008.   Investment securities decreased from $235.1 million at December 31, 2008 to $221.1 million at September 30, 2009.  Short-term federal funds sold and interest-bearing bank balances increased from $3.6 million at December 31, 2008 to $17.6 million at September 30, 2009.  Deposits increased by $23.5 million to $447.3 million at September 30, 2009 as compared to $423.8 million at December 31, 2008.

Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity we have attempted to control the growth of our balance sheet and enhance our liquidity during the first nine months of 2009.  We have focused on growing our core deposit base while continuing to fund soundly underwritten loans.  The cash flow we are receiving off of our investment portfolio allows us to grow the loan portfolio while controlling the overall growth of the balance sheet.  To the extent deposit growth and cash flow exceed our loan growth, we have primarily invested in assets that have low regulatory risk weightings for regulatory capital purposes.  These securities typically have included GNMA mortgage backed securities and Small Business Administration securities.  Both of these types of securities have a zero percent risk weighting for regulatory capital purposes.

The following table shows the composition of the loan portfolio by category:

	September 30,		December 31,
	2009		2008
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$23,568	6.8%	$27,833	8.4%
Real estate:
Construction	25,060	7.3%	28,832	8.7%
Mortgage – residential	51,266	14.8%	52,423	15.7%
Mortgage – commercial	212,157	61.4%	191,832	57.6%
Consumer	33,377	9.7%	32,044	9.6%
Total gross loans	345,428	100.0%	332,964	100.0%
Allowance for loan losses	(4,558)		(4,581)
Total net loans	$340,870		$328,383

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

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At September 30, 2009 the fair value of the contract was a negative $613,000. A fair value adjustment of $9,000 was recognized in other income for the nine month period ended September 30 2009. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the  swap rate for the remaining term at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2009, June 30, 2009,  March 31, 2009 and December 31, 2008 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
+200bp	+4.69%	+4.43%	- 3.18%	- 5.40%
+100bp	+3.99%	+3.39%	- 1.61%	+ 3.47%
Flat	—	—	—	—
-100bp	-3.20%	-2.69%	+ 0.01%	+ 0.14%
-200bp	-7.31%	-8.97%	- 3.20%	- 1.51%

Even though we are liability sensitive, the model at September 30, 2009 reflects a decrease in net interest income in a declining rate environment.  This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates.  The improvement in the impact of a rising rate environment reflects our efforts to reduce the liability sensitivity in the balance sheet.  The simulated impact of rising rates can be significantly impacted by changes in estimated prepayments on our investment portfolio.     The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 46.8%, 21.7%, 29.7% and 30.2%, respectively.  The significant increase in the exposure between  the second and third quarter results from the goodwill impairment charge resulting in the net change being calculated on a lower denominator.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, trading securities and investment securities available-for-sale represents 27.2% of total assets at September 30, 2009.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At September 30, 2009, the amount of certificates of deposits of $100,000 or more represented 20.0% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.  At September 30, 2009, we have $23.0 million in brokered certificates of deposits with remaining maturities ranging from 2.5 to 10 years.   The brokered deposits were obtained in April and May 2008 to fund a specific leverage strategy.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2009, we had issued commitments to extend credit of $45.6 million, including $25.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  The Company’s management anticipates that the Bank will remain a well capitalized institution for at least the next 12 months. Shareholders’ equity was 6.7% and 10.5% of total assets at September 30, 2009 and December 31, 2008, respectively. The decrease in this ratio during the nine months from December 31, 2008 to September 30, 2009 is a result of the impairment charge of the goodwill intangible discussed previously. The Bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these have not utilized in 2009.  The FHLB Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from non core sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The Bank’s risk-based capital ratios of Tier 1, total capital and leverage ratio were 11.0%, 12.0% and 7.6%, respectively at September 30, 2009 as compared to 11.3%, 12.4% and 7.4%, respectively at December 31, 2008.  The Company’s risk-based capital ratios of Tier 1, total capital and leverage ratio were 11.9%, 13.0% and 8.2%,  respectively at September 30, 2009 as compared to 12.6%, 13.7% and 8.3%, respectively at December 31, 2008.   These ratios compare to required OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios of 4.0%, 8.0% and 4.0%, respectively.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$334,991	$15,046	6.01%	$316,064	$16,263	6.87%
Securities:	221,582	8,181	4.94%	210,514	8,208	5.21%
Federal funds sold and securities purchased under agreements to resell	18,680	68	0.49%	10,499	293	3.73%
Total earning assets	575,253	23,295	5.41%	537,077	24,764	6.16%
Cash and due from banks	8,872			9,437
Premises and equipment	19,241			19,651
Other assets	54,737			50,159
Allowance for loan losses	(4,264)			(3,641)
Total assets	$653,839			$612,683
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$60,449	218	0.48%	$57,451	379	0.88%
Money market accounts	34,804	245	0.94%	36,221	598	2.21%
Savings deposits	24,171	52	0.29%	24,085	85	0.47%
Time deposits	247,645	6,327	3.42%	230,531	7,468	4.33%
Other borrowings	144,259	3,340	3.10%	123,414	3,324	3.60%
Total interest-bearing liabilities	511,328	10,182	2.66%	471,702	11,854	3.36%
Demand deposits	67,899			72,785
Other liabilities	6,370			5,864
Shareholders’ equity	68,242			62,332
Total liabilities and shareholders’equity	$653,839			$612,683

Net interest spread			2.75%			2.80%
Net interest income/margin		$13,113	3.05%		$12,910	3.21%
Net interest income/margin FTE basis	$114	$13,227	3.07%	$235	$13,145	3.27%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$340,451	$5,119	5.97%	$321,601	$5,336	6.60%
Securities:	216,548	2,573	4.71%	231,974	2,966	5.09%
Federal funds sold and securities purchased	20,611	22	0.42%	6,616	124	7.46%
Total earning assets	577,610	7,714	5.30%	560,191	8,426	5.98%
Cash and due from banks	7,236			8,584
Premises and equipment	19,137			19,581
Other assets	54,524			50,804
Allowance for loan losses	(4,280)			(3,621)
Total assets	$654,227			$635,539

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$58,094	$52	0.36%	$64,374	$174	1.08%
Money market accounts	37,671	78	0.82%	34,162	169	1.97%
Savings deposits	25,014	19	0.30%	24,046	26	0.43%
Time deposits	250,035	1,989	3.16%	237,968	2,420	4.05%
Other borrowings	139,649	1,095	3.11%	138,027	1,201	3.46%
Total interest-bearing liabilities	510,463	3,233	2.51%	498,577	3,990	3.18%
Demand deposits	69,343			72,175
Other liabilities	6,609			5,689
Shareholders’ equity	67,812			59,098
Total liabilities and shareholders’ equity	$654,227			$635,539

Net interest spread			2.79%			2.80%
Net interest income/margin		$4,481	3.08%		$4,436	3.15%
Net interest income/margin FTE basis	$40	$4,521	3.11%	$44	$4,480	3.18%

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30,  2009 from that presented in our annual report on Form 10-K for the year ended December 31, 2008.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market.  At both the April 17, 2007 and January 15, 2008 meetings, our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 250,000 shares.  The Board has not established an expiration date for this repurchase plan.  There was no share repurchase activity during the third quarter of 2009.  The maximum number of shares that may yet be repurchased under the plan is 42,487.  Prior to November 21, 2011, unless we have redeemed our Series T Preferred Stock or the Treasury Department has transferred the Series T Preferred Stock to a third party, the consent of the Treasury Department will be required for us to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	November 13, 2009	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	November 13, 2009	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.