Form 10-K
period 2009-12-31
FIRST COMMUNITY CORP /SC/
filed 2010-03-29
CIK 932781

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $19,486,083 based on the closing sale price of $6.90 on June 30, 2009, as reported on The NASDAQ Capital Market. 3,257,490 shares of the issuer's common stock were issued and outstanding as of March 29, 2010.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2010.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

        This report, including information included or incorporated by reference in this document, contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "assume," "believe," "intend," "plan," "forecast," "goal," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the "SEC") and the following:

  •
  increases in competitive pressure in the banking and financial services industries;

  •
  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

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

  •
  high concentrations of real estate-based loans collateralized by real estate in a weak commercial real estate market;

  •
  general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected resulting in, among other things, a deterioration in credit quality;

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

These risks are exacerbated by the developments over the last 24 months in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on the Company. During 2008 and 2009 the capital and credit markets have experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

        All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business.

General

        First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995. On October 1, 2004, we completed our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. On September 15, 2008, we completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. We engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. Our stock trades on The NASDAQ Capital Market under the symbol FCCO.

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

        Richland County, Lexington County, Kershaw County and Newberry County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between Richland and Lexington counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland, Lexington, Kershaw and Newberry Counties, which include the primary service areas for the existing twelve sites of the bank, had estimated populations in 2008 of 364,001, 248,518, 58,901 and 37,823, respectively

        The principal components of the economy within our market area are service industries, government, and wholesale and retail trade. The largest employers in the area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation. The area has experienced steady growth over the past 10 years and we expect that the area, as well as the service industry needed to support it, will to continue to grow. For 2008, Richland, Lexington, Kershaw and Newberry Counties had estimated median household incomes of $49,653, $52,515, $44,446 and $43,570, respectively, compared to $44,695 for South Carolina as a whole. Markets in the United States, including our market areas, have experienced extreme volatility and disruption for more than 18 months. According to the National Bureau of Economic Research, the United States entered an economic recession in December 2007. Our operations have been significantly impacted by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies.

Banking Services

        We offer a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by law (currently, $250,000, subject to aggregation rules, and such limit expiring on December 31, 2013). In addition on October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program ("TAGP"), which provides full coverage for transaction deposit accounts (earning less than .50%) at FDIC-Insured institutions that agree to participate in the program. We have agreed to participate in this program. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until June 30, 2010. We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

        Other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We offer non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through LPL Financial. We are associated with Jeannie, Star, and Plus networks of automated teller machines and Mastermoney debit cards that may be used by our customers throughout South Carolina and other regions. We also offer VISA and MasterCard credit card services through a correspondent bank as our agent.

        We currently do not exercise trust powers, but can begin to do so with the prior approval of the Office of the Comptroller of the Currency ("OCC").

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2009, there were 27 financial institutions operating approximately 205 offices in Lexington, Richland, Kershaw and Newberry Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        As of December 31, 2009, we had 140 full-time employees. We believe that our relations with our employees are good.

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

        As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act ("CRA") (discussed below).

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

First Community Bank, N.A.

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each depositor, subject to aggregation rules, through December 31, 2013. The bank is participating in the FDIC's Temporary Liquidity Guarantee Program ("TLGP") (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts. The OCC and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

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

        The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well capitalized," the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system is discussed in greater detail below. However, the OCC may require the bank to maintain capital ratios in excess of the minimum thresholds to be well capitalized stated above.

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

        Usually, if the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us. As of December 31, 2009, the bank was deemed to be "well capitalized." Based on discussions with the OCC following its most recent examination of the bank in 2009, the OCC may require the bank to maintain capital ratios in excess of the minimum thresholds to be well capitalized stated above. However, we currently anticipate that the bank would be in compliance with the minimum thresholds to be well capitalized that might be required by its regulators.

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

        USA PATRIOT Act/Bank Secrecy Act.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury (the "Treasury"), is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

        Proposed Legislation and Regulatory Action.    Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. On June 17, 2009, the Treasury released a white paper entitled "Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation" (the "Proposal") which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following six key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

        The Proposal includes the creation of a new federal government agency, the National Bank Supervisor ("NBS") that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, such as the Bank, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

        The elimination of the OCC, as proposed by the administration, also would result in a new regulatory authority for the Bank. There is no assurance as to how this new supervision by the NBS will affect our operations going forward.

        The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency ("CFPA") would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a "floor" and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

        In November 2009, Senate Banking Chairman Christopher Dodd introduced a financial regulatory reform bill entitled the Restoring American Financial Stability Act of 2009 which builds on the Proposal. The bill is still pending with the U.S. Congress.

        On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.

        New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

        Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.    The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, the Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

        On November 21, 2008 as part of the TARP CPP, First Community Corporation entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury, pursuant to which First Community sold (i) 11,350 shares of First Community's Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 195,915 shares of First Community's common stock for an aggregate purchase price of $11,350,000 in cash.

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

        Following a systemic risk determination, the FDIC established the TLGP on October 14, 2008. The TLGP includes the TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances. This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We are participating in the TAGP, but opted out of the DGP.

        On February 10, 2009, the Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

  •
  A capital assistance program that invested in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

  •
  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

  •
  A public-private investment fund that is intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy "toxic assets" from financial institutions; and

  •
  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

        On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the TARP.

        On March 23, 2009, the Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

  •
  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

  •
  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers. As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

        On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

        On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

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

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments will take into account each institution's reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one time special assessment in the amount of $300 thousand to the FDIC at the end of the third quarter 2009.

        In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $2.9 million in prepaid risk-based assessments, which included $184 thousand related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $2.7 million in prepaid deposit insurance is included in accrued interest receivable and other assets in the accompanying balance sheet as of December 31, 2009. As a result, we incurred increased insurance costs during 2009 than in previous periods.

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

        Negative developments in the latter half of 2007 and during 2008 and 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the Treasury's CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

We cannot predict the effect of recent or future legislative and regulatory initiatives.

        In response to deteriorating economic conditions, beginning in September 2008, the Federal Reserve, together with the Treasury and the FDIC, have taken a variety of unprecedented actions to restore liquidity and stability to the financial system. Congress and the Treasury have taken additional actions in an effort to aid in this objective. Many financial institutions, in an attempt to repair the damage to their balance sheets from these economic events, have sought, and continue to seek, additional capital or have considered merging with other financial institutions to create a stronger combined capital base.

        There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments."

        In addition, significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially from those we currently anticipate. Moreover, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our business, prospects, financial condition and results of operations.

        We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there may be additional requirements and conditions imposed on us as a result of our issuance of the Series T Preferred Stock in the CPP transaction. The effects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

Changes in the financial markets could impair the value of our investment portfolio.

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $219.9 million in 2009, as compared to $214.7 million in 2008. This represents 38.1% and 39.5% of the average earning assets for the year ended December 31, 2009 and 2008, respectively. At December 31, 2009, the portfolio was 35.3% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

        During the last half of 2007 and throughout 2008 and 2009 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of the ongoing recessionary economic conditions. At December 31, 2009, we had MBSs including collateralized mortgage obligations ("CMOs") with a fair value of $140.3 million. Of these, approximately $84.2 million were issued by government sponsored enterprises ("GSEs") and $56.1 million by private label issuers. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. To a lesser extent MBSs issued by GSEs such as the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae") have been impacted and spreads have increased on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. In 2008 and 2009, many of the privately issued MBSs have incurred rating agency downgrades. At December 31, 2009, 19 of our private label CMO's have been downgraded below investment grade. Delinquencies on the underlying mortgages on all mortgage securities have increased dramatically. We monitor these investments on a monthly basis. Increasing delinquencies and defaults in the underlying mortgages have resulted in recognizing OTTI during 2009 (see Note 5 to the financial statements). In evaluating these securities for OTTI, we use assumptions relative to continued defaults rates, loss severities on the underlying collateral and prepayment speeds. Differences in actual experience and the assumptions used could result in a loss of earnings as a result of further OTTI charges, all of which could have a material adverse effect on our financial condition and results of operations.

        Our other investments include municipal and corporate debt securities. As of December 31, 2009, we had municipal securities with an approximate fair value of $11.0 million and corporate debt and other securities with an approximate fair value of $12.4 million. The corporate debt and other securities with a fair value of $6.6 million have been downgraded below investment grade (see Note 5 to the financial statements). Based on our evaluation we have not recognized OTTI on these securities; however, there is a risk that further deterioration in the underlying issuers financial condition or the underlying collateral could result in OTTI charges in future periods.

        On September 7, 2008, the Treasury, the Federal Reserve and the Federal Housing Finance Agency ("FHFA") announced that FHFA was placing the FHLMC under conservatorship. Due to these actions, we took an OTTI charge of $8.1 million in the third quarter of 2008 relating to the Freddie Mac preferred stock that we held. This charge, along with our second quarter of 2008 charge of $6.1 million related to our investment in preferred stock issued by Freddie Mac, eliminated any further direct material exposure in our investment portfolio to Freddie Mac equity securities.

        As of December 31, 2009 and 2008, for securities that were either classified as "Held to Maturity" or "Available for Sale" the unrealized losses on these investments were not considered to be "other than temporary" and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or a market price recovery, or were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

        Most of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our Common Stock and Series A Preferred Stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers' businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

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

        Our loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. Approximately 74.6% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

Economic challenges, especially those affecting Lexington, Richland, Newberry, and Kershaw Counties and the surrounding areas, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 65.3% of our interest income for the year ended December 31, 2009. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

        As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. The Company's deposit insurance assessments expense totaled $1.1 million for the year ended December 31, 2009, including a one time special assessment of approximately $300 thousand. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the FDIC's new liquidity guarantee program, the deposit insurance premium assessments paid by all banks has increased. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles. At December 31, 2009, the Company prepaid to the FDIC of approximately $3.0 million under the November 2009 final rule requiring a prepayment of the next three years' assessments, which amount we carried as a prepaid asset as of December 31, 2009.

We obtain a portion of our deposits from out of market sources.

        As of December 31, 2009, approximately 3.3% of our deposits were obtained from out of market sources. To continue to have access to this source of funding, we are required to continue to be classified as a "well capitalized" bank by the OCC; whereas, if we only "meet" the capital requirement, we would be required to obtain permission from the OCC in order to continue utilizing this source of funding. In addition, in view of the recent and dramatic volatility in the credit and liquidity markets, the cost of out of market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding or sources of our of market deposits could become unwilling to provide such deposits at all because of concerns about our bank, the banking industry or the economy generally. If our access to these sources of liquidity is diminished, or only available on unfavorable terms, then our net income, net interest margin and our liquidity could be adversely affected.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect our business, financial condition, and results of operations.

        As of December 31, 2009, we had approximately $214.2 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 62.2% of our total loans outstanding as of that date. Approximately 32.9% of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

        Our commercial real estate loans have grown 11.6%, or $22.3 million, since December 31, 2008. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, approximately 91.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and MBSs, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, we believe it is more likely than not a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Michael C. Crapps, our president and chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and he has contributed significantly to our business. If we lose the services of Mr. Crapps, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and seriously harm our business, results of operations, and financial condition.

Because of our participation in the Treasury's CPP, we are subject to several restrictions including restrictions on compensation paid to our executives.

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

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Based on discussions with the OCC following its most recent examination of the bank in 2009, the bank may enter into an agreement or understanding with the OCC during 2010. Any such agreement or understanding could, among other things, impose restrictions and requirements with respect to our business. Based on our discussions we believe that we will be in substantial compliance with the conditions of any such agreement. Any conditions imposed beyond our current expectations could restrict our ability to develop new business and manage our existing business. The terms of any such agreement or understanding could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

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

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. To comply with the Sarbanes-Oxley Act, we have previously hired outside an consultant to assist with our internal audit and internal control functions. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

        We have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification for 2009. Currently the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act are not applicable to us. In the event internal control deficiencies are identified in the future that we are unable to remediate in a timely manner or if we are not able to maintain the requirements of Section 404, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We currently anticipate that we will continue to fully implement the requirements relating to internal controls and all other aspects of Section 404 within required time frames.

We may need to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Based on discussions with the OCC following its most recent examination of the bank in 2009, the bank may enter into an agreement or understanding with the OCC during 2010 which could require the bank to take certain actions to address concerns raised in the examination, including maintaining capital ratios in excess of the minimum thresholds generally required for a bank to be well capitalized. If these thresholds were increased by our regulators, it may increase the likelihood that we would need to raise additional capital in the future, depending our future performance and other factors. However, we currently anticipate that the bank would be in compliance with the minimum thresholds to be well capitalized that might be required by its regulators. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2009, approximately $12.3 million of our loans, or 22.9% of our bank's regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 4 loans totaling approximately $3.0 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank's capital. At December 31, 2009, $10.6 million of our commercial loans, or 19.9% of our bank's regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of our bank to pay cash dividends to our holding company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the FDIC. If our bank is not permitted to pay cash dividends to our holding company, then we may be unable to pay cash dividends on our common stock. Our bank is currently not permitted to pay cash dividends to our holding company.

        As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to November 21, 2011, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury's consent. The dividends declared on shares of our Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, the warrant to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series T Preferred Stock, may be dilutive to our earnings per share. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

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

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrant that we sold to the Treasury pursuant to the CPP.

        Legislation that was adopted after we closed on our sale of the Series T Preferred Stock and CPP Warrant on November 21, 2008, altered the terms of our CPP transaction in ways that create additional restrictions, complexity and compliance time and expense. Any legislation or regulations that may be implemented in the future may have a further material impact on the terms of our CPP transaction with the Treasury. We may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrant that we sold to the Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or warrant, then our capital levels could be materially reduced.

There can be no assurance whether or when the Series T Preferred Stock can be redeemed or whether or when the related Warrant can be repurchased.

        Subject to approval of our regulators, we generally have the right to repurchase the shares of Series T Preferred Stock and the Warrant issued to the Treasury in the TARP Transaction. However, there can be no assurance as to when the Series T Preferred Stock and the Warrant will be repurchased, if at all. As a result, we will remain subject to the uncertainty of additional future changes to the CPP, which could put us at a competitive disadvantage. Until such time as the Series T Preferred Stock and the Warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem our Common Stock or our other preferred stock or increase the annual aggregate dividends on our Common Stock over $0.32 per share, except in limited circumstances.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to the Treasury may be dilutive to holders of our common stock.

        The dividends declared on our Series T Preferred Stock issued to the Treasury pursuant to the CPP will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of First Community Corporation. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 5.7% of the shares of our common stock outstanding as of March 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Holders of the Series T Preferred Stock have rights that are senior to those of our common shareholders.

        The Series T Preferred Stock that we issued to the Treasury on November 21, 2008 is senior to our shares of common stock and holders of the Series T Preferred Stock have certain rights and preferences that are senior to holders of our common stock. The Series T Preferred Stock ranks senior to our common stock and all other equity securities of ours designated as ranking junior to the Series T Preferred Stock. So long as any shares of the Series T Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. We and our subsidiary also generally may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series T Preferred Stock for all prior dividend periods, other than in certain circumstances described more fully below. Furthermore, the Series T Preferred Stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

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

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

        We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses.

Item 2.    Properties.

        Lexington Property.    The principal place of business of both the company and our bank's main office is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. The site of the bank's main office branch is a 2.29 acre plot of land. This site was purchased for $576 thousand and the building costs were approximately $1.0 million. The branch operates in an 8,500 square foot facility located on this site.

        In October 2000, the bank acquired an additional 2.0 acres adjacent to the existing facility for approximately $300 thousand. This site was designed to allow for a 24,000 to 48,000 square foot facility at some future date. The bank completed construction and occupied the 28,000 square foot administrative center in July 2006. The total construction cost for the building was approximately $3.4 million. The Lexington property is owned by the bank.

        Forest Acres Property.    We operate a branch office facility at 4404 Forest Drive, Columbia, South Carolina 29206. The Forest Acres site is .71 acres. The banking facility is approximately 4,000 square feet with a total cost of land and facility of approximately $920 thousand. This property is owned by the bank.

        Irmo Property.    We operate a branch office facility at 1030 Lake Murray Boulevard, Irmo, South Carolina 29063. The Irmo site is approximately one acre. The banking facility is approximately 3,200 square feet with a total cost of land and facility of approximately $1.1 million. This property is owned by the bank.

        Cayce/West Columbia Property.    We operate a branch office facility at 506 Meeting Street, West Columbia, South Carolina, 29169. The Cayce/West Columbia site is approximately 1.25 acres. The banking facility is approximately 3,800 square feet with a total cost of land and facility of approximately $935 thousand. This property is owned by the bank.

        Gilbert Property.    We operate a branch office at 4325 Augusta Highway Gilbert, South Carolina 29054. The facility is an approximate 3000 square foot facility located on an approximate one acre lot. The total cost of the land and facility was approximately $768 thousand. This property is owned by the bank.

        Chapin Office.    We operate a branch office facility at 137 Amicks Ferry Rd., Chapin, South Carolina 29036. The facility is approximately 3,000 square feet and is located on a three acre lot. The total cost of the facility and land was approximately $1.3 million. This property is owned by the bank.

        Northeast Columbia.    We operate a branch office facility at 9822 Two Notch Rd., Columbia, South Carolina 29223. The facility is approximately 3,000 square feet and is located on a one acre lot. The total cost of the facility and land was approximately $1.2 million. This property is owned by the bank.

        Prosperity Property.    We operate a branch office at 101 N. Wheeler Avenue, Prosperity, South Carolina 29127. This office was acquired in connection with the DutchFork merger. The banking facility is approximately 1,300 square feet and is located on a .31 acre lot. The total cost of the facility and land was approximately $175 thousand. This property is owned by the bank.

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

        Redbank Property.    We operate a branch office facility at 1449 Two Notch Road, Lexington, South Carolina 29073. This branch opened for operation on February 3, 2005. The facility is approximately 3,000 square feet and is located on a one acre lot. The total cost of the facility and land was approximately $1.3 million. This property is owned by the bank.

        Camden Property.    We operate a branch office facility at 631 DeKalb Street, Camden, South Carolina 29020. This office was acquired in connection with the DeKalb merger. The facility is approximately 11,247 square feet and is located on a two acre lot. The total cost of the facility and land was approximately $2.2 million. This property is owned by the bank.

        Highway 219 Property.    A .61 acre lot located on highway 219 in Newberry County was acquired in connection with the DutchFork merger. This lot may be used for a future branch location but no definitive plans have been made. The cost of the lot was $430 thousand. This property is owned by the bank.

Item 3.    Legal Proceedings.

        Neither the company nor the bank is a party to, nor is any of their property the subject of, any material pending legal proceedings related to the business of the company or the bank.

Item 4.    (Removed and Reserved.)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        As of March 26, 2010, there were approximately 1,568 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of "FCCO." Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol "FCCO.OB." The following table sets forth the high and low sales price information as reported by NASDAQ in 2009 and 2008, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2009
Quarter ended March 31, 2009	$7.82	$5.25	$0.08
Quarter ended June 30, 2009	$8.00	$6.25	$0.08
Quarter ended September 30, 2009	$7.25	$5.49	$0.04
Quarter ended December 31, 2009	$7.00	$5.60	$0.04
2008
Quarter ended March 31, 2008	$16.49	$12.70	$0.08
Quarter ended June 30, 2008	$14.99	$11.66	$0.08
Quarter ended September 30, 2008	$13.65	$9.56	$0.08
Quarter ended December 31, 2008	$10.00	$6.31	$0.08

        Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of our subsidiary bank to pay dividends to us. As a national bank, our bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. Due to these restrictions as of December 31, 2009, the bank is not able to dividend cash up to the holding company without prior approval by the OCC. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

        As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to November 21, 2011, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock above $0.08 without the Treasury's consent.

        On June 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market. On April 17, 2007 and January 15, 2008 the Board approved an increase of 50,000 to be repurchased at each meeting. This brought the total available to be repurchased under the plan since inception to 250,000 shares. There was no share repurchase activity during 2009. The board has not established an expiration date for this plan. The maximum number of shares that may yet be repurchased under the plan is 42,487.

Item 6.    Selected Financial Data [This section is not required for smaller reporting companies. You could delete the disclosure here and the reference in the table of contents. However, you do have cross references to this section in your MD&A]

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total Assets	$605,827	$650,233	$565,613	$548,056	$467,455
Loans	344,187	332,964	310,028	275,189	221,668
Deposits	449,576	423,798	405,855	414,941	349,604
Total common shareholders' equity	30,501	57,306	63,996	63,208	50,767
Total shareholders' equity	41,440	68,156	63,996	63,208	50,767
Average shares outstanding, basic	3,252	3,203	3,234	3,097	2,834
Average shares outstanding, diluted	3,252	3,203	3,284	3,174	2,969
Results of Operations:
Interest income	$30,981	$33,008	$30,955	$27,245	$21,343
Interest expense	13,104	15,810	15,665	12,922	8,349
Net interest income	17,877	17,198	15,290	14,323	12,994
Provision for loan losses	3,103	2,129	492	528	329
Net interest income after provision for loan losses	14,774	15,069	14,798	13,795	12,665
Non-interest income (loss)	3,543	(10,056)	4,968	4,470	3,110
Securities gains (losses)	1,489	(28)	49	(69)	188
Non-interest expenses	44,341	15,539	14,125	13,243	11,838
Income (loss) before taxes	(24,535)	(10,554)	5,690	4,953	4,125
Income tax expense (benefit)	696	(3,761)	1,725	1,452	1,032
Net income (loss)	(25,231)	(6,793)	3,965	3,501	3,093
Amortization of warrants	89	9	—	—	—
Preferred stock dividends, including discount accretion	567	62	—	—	—
Net income (loss) available to common shareholders	(25,887)	(6,864)	3,965	3,501	3,093
Per Share Data:
Basic earnings (loss) per common share	$(7.95)	$(2.14)	$1.23	$1.13	$1.09
Diluted earnings (loss) per common share	(7.95)	(2.14)	1.21	1.10	1.04
Book value at period end	9.38	17.76	19.93	19.36	17.82
Tangible book value at period end	8.92	8.50	10.67	10.05	8.34
Dividends per common share	0.24	0.32	0.27	0.23	0.20
Asset Quality Ratios:
Non-performing assets to total assets(4)	1.38%	0.39%	0.22%	0.09%	0.12%
Non-performing loans to period end loans	1.50%	0.54%	0.36%	0.17%	0.06%
Net charge-offs to average loans	0.84%	0.34%	0.06%	0.13%	0.19%
Allowance for loan losses to period-end total loans	1.41%	1.38%	1.14%	1.17%	1.22%

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2009	2008	2007	2006	2005
Allowance for loan losses to non-performing assets	58.21%	178.53%	286.06%	688.44%	487.54%
Selected Ratios:
Return on average assets:
GAAP earnings (loss)	(3.90)%	(1.10)%	0.72%	0.68%	0.67%
Operating earnings(3)	.39%	0.48%	0.72%	0.68%	0.67%
Return on average common equity:
GAAP earnings (loss)	(49.66)%	(11.11)%	6.20%	5.54%	6.09%
Operating earnings (loss)(3)	4.98%	4.82%	6.20%	5.54%	6.09%
Return on average tangible common equity:
GAAP earnings (loss)	(89.13)%	(21.60)%	11.83%	12.68%	13.33%
Operating earnings (loss)	8.94%	9.37%	11.83%	12.68%	13.33%
Efficiency Ratio(1)	73.47%	72.74%	68.41%	69.11%	70.92%
Noninterest income to operating revenue(2)	21.97%	19.78%	24.71%	23.50%	20.24%
Net interest margin	3.10%	3.16%	3.21%	3.27%	3.30%
Equity to assets	6.84%	10.48%	11.31%	11.53%	10.86%
Tangible common shareholders' equity to tangible assets	4.80%	4.42%	6.39%	6.34%	5.39%
Tier 1 risk-based capital	12.41%	12.58%	13.66%	13.48%	13.24%
Total risk-based capital	13.56%	13.73%	14.61%	14.40%	14.12%
Leverage	8.41%	8.28%	9.31%	9.29%	9.29%
Average loans to average deposits	76.99%	75.45%	73.45%	64.83%	59.81%

(1)
The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense, less goodwill impairment, by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and OTTI on securities. It is a measure of the relationship between operating expenses and earnings.

(2)
Operating revenue is defined as net interest income plus noninterest income, excluding OTTI related to the write-down of FHLMC preferred shares in 2008.

(3)
Constitutes a non-GAAP financial measure. Please see "Reconciliation of Non-GAAP Financial Measures" below.

(4)
Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and OREO.

Reconciliations

        The following is a reconciliation for the five years ended December 31, 2009, of net income (loss) as reported for generally accepted accounting principles ("GAAP") and the non-GAAP measure referred to throughout our discussion of "operating earnings."

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Net income (loss), As Reported (GAAP)	$(25,231)	$(6,793)	$3,965	$3,501	$3,093
Add: Income tax expense (benefit)	696	(3,761)	1,725	1,452	1,032

	(24,535)	(10,554)	5,690	4,953	4,125
Non-operating items:
Goodwill impairment charge	27,761	—	—	—	—
Other-than-temporary-impairment on FHLMC preferred shares	—	14,325	—	—	—

Pre-tax operating earnings (loss)	3,226	3,771	5,690	4,953	3,937
Related income tax expense	696	825	1,725	1,452	1,032

Operating earnings, (net income, excluding non operating items)	$2,530	$2,946	$3,965	$3,501	$3,093

        The following is a reconciliation for the five years ended December 31, 2009, of non-interest income (loss) as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest income (loss).

(Dollars in thousands)	2009	2008	2007	2006	2005
Non-interest income (loss), as reported (GAAP)	$5,032	$(10,084)	$5,017	$4,401	$3,298
Non-operating items:
Other-than-temporary-impairment charge	—	14,325	—	—	—

Operating non-interest income	$5,032	$4,241	$5,017	$4,401	$3,298

        The following is a reconciliation for the five years ended December 31, 2009, of non-interest expense as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest expense.

(Dollars in thousands)	2009	2008	2007	2006	2005
Non-interest expense, as reported (GAAP)	$44,341	$15,539	$14,125	$13,243	$11,838
Non-operating items:
Impairment of goodwill	27,761	—	—	—	—

Operating non-interest expense	$16,580	$15,539	$14,125	$13,243	$11,838

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        First Community Corporation is a one bank holding company headquartered in Lexington, South Carolina. We operate from our main office in Lexington, South Carolina and our 11 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. The merger added one office in Kershaw County located in the Midlands of South Carolina. During the fourth quarter of 2004, we completed our first acquisition of another financial institution when we merged with DutchFork Bancshares, Inc., the holding company for Newberry Federal Savings Bank. The merger added three offices in Newberry County. In 2007, our College Street office in Newberry was consolidated with our Wilson Road Office in Newberry. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

        The following discussion describes our results of operations for 2009 as compared to 2008 and 2008 as compared to 2007, and also analyzes our financial condition as of December 31, 2009 as compared to December 31, 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2009, 2008 and 2007 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

        On October 14, 2008, the Treasury announced the CPP under the EESA, pursuant to which the Treasury could make senior preferred stock investments in participating financial institutions that qualifies as Tier I capital. Based on our risk-weighted assets as of September 30, 2008, we were eligible to issue up to $11.3 million in new senior preferred stock under the program. On November 21, 2008, as part of the CPP established by the Treasury under the EESA, First Community Corporation entered into the CPP Purchase Agreement with the Treasury dated November 21, 2008 pursuant to which we issued and sold to the Treasury (i) the Series T Preferred Stock and (ii) the CPP Warrant, for an aggregate purchase price of $11.3 million in cash. The proceeds from this offering qualify as Tier 1 capital under the regulatory capital guidelines.

        Cumulative dividends on the Series T Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the company's board of directors. The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting.

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

        The evaluation and recognition of other-than-temporary impairment ("OTTI") on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 5 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the years ended December 31, 2009 and 2008.

Results of Operations

        Our net loss was $25.2 million, or $7.95 diluted loss per share, for the year ended December 31, 2009, as compared to net loss of $6.8 million, or $2.14 diluted loss per common share, for the year ended December 31, 2008, and $4.0 million, or $1.21 diluted earnings per common share, for the year ended December 31, 2007. During the year ended December 31, 2009, we recognized a non-cash goodwill impairment charge of $27.8 million, or $8.51 per diluted share, that represents the complete write-off of our goodwill intangible. Goodwill arises from business acquisitions and represents the value attributable to unidentifiable intangible elements in the business acquired. We annually conduct a test during our third quarter to assess fair value in the current economic environment, as compared to the value determined at the time of acquisition. The third quarter 2009 analysis and valuation process resulted in our determination that goodwill was impaired. This determination is reflective of the impact of the current economic environment and its effect on the banking industry and our company. The calculation of fair value as part of the goodwill impairment test is subject to significant management judgment and estimates. Industry-wide, market capitalization and acquisition multiples have significantly declined since 2004 and 2006, which are the dates of the acquisition of Dutchfork Bankshares and DeKalb Bancshares, respectively. Our company has experienced the same trend, with a decline in its market price per share and an extended period of time trading at a discount to book value and tangible book value. This non-cash charge is the accounting recognition of these events. Given the non-cash nature of a goodwill charge, this non-interest expense item has no adverse impact upon our regulatory capital, liquidity position, operating performance or our prospects for future earnings. There is no tax benefit recognized as a result of this goodwill impairment charge.

        The net loss for the year ended December 31, 2008 included a charge to recognize an OTTI in the amount of $14.3 million on our investment in a preferred stock issue of Freddie Mac (a GSE) reflecting a write-down of substantially all of its carrying value. During the second quarter of 2008, we made a decision to recognize an unrealized mark-to-market loss on the security that at that time was rated investment grade in the amount of $6.2 million as an OTTI based on the significant decline in the market value of the security caused by potential deterioration of Freddie Mac's financial condition, and the then current lack of clarity about the impact of an announced plan (which was approved by the House and Senate and signed into law by the President). That plan provided support for Freddie Mac as well as other GSEs. On September 7, 2008, the Secretary of the Treasury announced a decision to place Freddie Mac into conservatorship and as part of that decision the dividend payments on existing preferred shares would be terminated for an unspecified period of time. As a result of that decision we took an additional $8.1 million OTTI charge in the third quarter of 2008 to write off substantially all of the remaining investment in this Freddie Mac security. The preferred stock issue was purchased in 2003 and acquired by First Community Corporation in the 2004 merger with Dutchfork Bankshares. The security with a current cost basis of $2,500 is included in the available-for-sale securities portfolio.

        Another significant decision that impacted our results for the years ended December 31, 2009 and 2008 was the implementation of a leverage strategy, during the second quarter of 2008, whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. We initiated this strategy because we believed the pricing levels of these securities and related funding opportunities provided the ability to realize significant spread not typically available in leverage strategies. The weighted average yield on the investment securities purchased was approximately 6.82%. All of the mortgage assets acquired were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities. The assets acquired as part of this strategy have been classified as held-to-maturity in the investment portfolio. The securities were acquired on the open market through securities dealers. Prior to initiating each transaction, we performed a thorough analysis, evaluating the associated credit risk, interest rate risk, liquidity and capital risk as well as related funding options. We continue to perform an evaluation of these securities and the related risk on a monthly basis. The funding for this strategy was provided through Federal Home Loan Bank Advances in the amount of $36.0 million and brokered certificate of deposits in the amount of $23.0 million. The weighted average cost of funding was approximately 4.28%. As discussed later under the caption "Investments" and in Note 5 to the financial statements, these investments as well as other private label mortgage backed securities ("PLMBSs") owned previously have come under significant stress due to high delinquencies and default rates occurring in the underlying collateral. As a result, many PLMBSs, including those we own, have been downgraded by rating agencies below investment grade. We have established a comprehensive monitoring process to identify and record losses related to other-than-temporary impairment on our entire private label mortgage backed securities portfolio.

        As noted above in Item 6 under "Reconciliations," our operating earnings were $2.5 million, or $0.78 per diluted common share, for 2009 as compared to $2.9 million, or $0.92 diluted earnings per common share, for 2008. Net interest income increased by $679 thousand in 2009 from $17.2 million in 2008 to $17.9 million in 2009. The increase in net interest income is primarily due to the increase in the level of average earning assets. Average earning assets equaled $543.7 million during 2008 as compared to $576.8 million during 2009. The effect of the increase in earning assets was offset by a 9 basis point decrease in the net interest margin from 3.21% during 2008 to 3.12% during 2009 on a tax equivalent basis. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.78% in 2008 as compared to 2.80% in 2009. See below under "Net Interest Income" and "Market Risk and Interest Rate Sensitivity" for a further discussion about the effect of the decrease in net interest margin. The provision for loan losses was $2.1 million in 2008 as compared to $3.1 million in 2009. Non-interest income, excluding the FHLMC OTTI charge of $14.3 million, was $4.2 million in 2008 as compared to $5.0 million in 2009. This increase is primarily due to a negative fair value adjustment on interest rate contracts of $560 thousand in 2008 as compared to a positive adjustment of $7 thousand in 2009. Operating non-interest expense (see "Reconciliation" above) increased to $16.6 million in 2009 as compared to $15.5 million in 2008. This increase is primarily attributable to a substantial increase in the FDIC/FICO premiums from $267 thousand in 2008 to $1.1 million in 2009.

        Our operating earnings (see "Reconciliation" above) were $2.9 million, or $0.92 per diluted common share, for 2008 as compared to $4.0 million, or $1.21 diluted earnings per common share, for 2007. Net interest income increased $1.9 million in 2008, as compared to 2007. Net interest income was $15.3 million in 2007, and $17.2 million in 2008. The increase in net interest income is primarily due to the increase in the level of average earning assets resulting from the implementation of the leverage strategy discussed previously as well as core internal growth. Average earning assets equaled $543.7 million during 2008 as compared to $476.1 million during 2007. The effect of the increase in earning assets was offset by a 8 basis point decrease in the net interest margin from 3.29% during 2007 to 3.21% during 2008 on a tax equivalent basis. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.78% in 2008 as compared to 2.69% in 2007. The provision for loan losses was $2.1 million in 2008 as compared to $492 thousand in 2007. Non-interest income, excluding the FHLMC OTTI charge of $14.3 million, was $4.2 million in 2008 as compared to $5.0 million in 2007. This decrease is primarily due to a negative fair value adjustment on interest rate contracts of $560 thousand in 2008 as compared to a positive adjustment of $167 thousand in 2007. Non-interest expense increased to $15.5 million in 2008 as compared to $14.1 million in 2007. This increase is attributable to increases in salary and benefit expense, an increase in FDIC/FICO premiums as well as the impact of our share of accumulated losses in a limited partnership designed to assist rehabilitate certain low income housing projects. We entered into this partnership to assist in meeting our commitment to the CRA.

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

        Net interest income totaled $17.9 million in 2009, $17.2 million in 2008 and $15.3 million in 2007. The yield on earning assets was 5.37%, 6.07%, and 6.50% in 2009, 2008 and 2007, respectively. The rate paid on interest-bearing liabilities was 2.57%, 3.29%, and 3.81% in 2009. 2008, and 2007, respectively. The fully taxable equivalent net interest margin was 3.12% in 2009, 3.21% in 2008 and 3.29% in 2007. Our loan to deposit ratio on average during 2009 was 77.0%, as compared to 75.5% during 2008 and 73.4% during 2007. Loans typically provide a higher yield than other types of earning assets and thus one of our goals continues to be to grow the loan portfolio as a percentage of earning assets which should improve the overall yield on earning assets and the net interest margin. At December 31, 2009, the loan to deposit ratio was 76.6%.

        The net interest margin declined in 2009 as compared to 2008 and in 2008 compared to 2007. Starting in early 2008 and throughout 2009 interest rates have been at historic lows. The yield on earning assets decreased by 70 basis points and our cost of funds decreased by 72 basis points in 2009 as compared to 2008. This resulted in an increase in our net interest spread of 2 basis points in 2009 as compared to 2008. Despite this, our net interest margin decreased 6 basis points as a slightly higher percentage of our average earning assets (volume) were funded by interest bearing liabilities (volume) in 2009 as compared to 2008. In addition, a slight change in the mix of funding sources contributed to the decline in our margin between the two periods. Throughout 2008, time deposits and borrowed funds represented 75.4% of our total interest bearing funding sources and in 2009 these balances represented 76.3% of our interest bearing funding sources. These sources of funding are typically higher cost funds than alternative sources.

        In comparing 2008 to 2007, the net interest spread increased by 11 basis points but the net interest margin decreased by 5 basis points. The yield on earning assets decreased by 43 basis points in 2008 as compared to 2007. The cost of interest-bearing funds decreased by 52 basis points during the same period. The average borrowed funds to total interest bearing-liabilities in 2007 was 19.6%, as compared to 26.9% in 2008. Longer term borrowed funds typically have a higher interest rate than our mix of deposit products. As explained above, the increase in the level of interest bearing deposits supporting the earning assets, as well as the change in the mix of these deposits, resulted in the decrease in the net interest margin between the two periods.

        Average Balances, Income Expenses and Rates.    The following table depicts, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Year ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$337,743	$20,226	5.99%	$318,954	$21,503	6.74%	$296,991	$22,243	7.49%
Securities	219,947	10,658	4.85%	214,718	11,189	5.21%	172,269	8,326	4.83%
Other short-term investments(2)	19,131	97	0.51%	10,006	316	3.16%	6,819	386	5.67%

Total earning assets	576,821	30,981	5.37%	543,678	33,008	6.07%	476,079	30,955	6.50%

Cash and due from banks	8,464			9,199			10,530
Premises and equipment	19,159			19,597			20,518
Intangible assets	22,498			29,678			30,079
Other assets	25,068			21,475			19,824
Allowance for loan losses	(4,373)			(3,643)			(3,416)

Total assets	$647,637			$619,984			$553,614

Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	$60,152	270	0.45%	$59,077	530	0.90%	$51,491	215	0.42%
Money market accounts	36,027	324	0.90%	35,289	742	2.10%	41,908	1,315	3.14%
Savings deposits	24,596	71	0.29%	23,837	109	0.46%	25,799	180	0.70%
Time deposits	248,607	8,069	3.25%	233,061	9,883	4.24%	211,411	10,084	4.77%
Other borrowings	141,047	4,370	3.10%	129,225	4,546	3.52%	80,656	3,871	4.80%

Total interest-bearing liabilities	510,429	13,104	2.57%	480,489	15,810	3.29%	411,265	15,665	3.81%

Demand deposits	69,276			71,472			73,752
Other liabilities	6,233			5,659			5,013
Shareholders' equity	61,699			62,364			63,584

Total liabilities and shareholders' equity	$647,637			$619,984			$553,614

Net interest spread			2.80%			2.78%			2.69%
Net interest income/margin		$17,877	3.10%		$17,198	3.16%		$15,290	3.21%

Net interest margin (tax equivalent)(3)			3.12%			3.21%			3.29%

(1)
All loans and deposits are domestic. Average loan balances include non-accrual loans.

(2)
The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.

(3)
Based on 32.5% marginal tax rate.

        The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

	2009 versus 2008 Increase (decrease) due to			2008 versus 2007 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$1,218	$(2,495)	$(1,277)	$1,576	$(2,316)	$(740)
Investment securities	268	(799)	(531)	2,287	576	2,863
Other short-term investments	162	(381)	(219)	140	(210)	(70)

Total earning assets	1,932	(3,959)	(2,027)	4,198	(2,145)	2,053

Interest-bearing liabilities
Interest-bearing transaction accounts	9	(269)	(260)	26	289	315
Money market accounts	16	(434)	(418)	(186)	(387)	(573)
Savings deposits	3	(41)	(38)	(15)	(56)	(71)
Time deposits	721	(2,535)	(1,814)	2,396	(2,597)	(201)
Other short-term borrowings	579	(755)	(176)	1,211	(537)	674

Total interest-bearing liabilities	937	(3,643)	(2,706)	2,439	(2,295)	144

Net interest income			$679			$1,909

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

        The following table illustrates our interest rate sensitivity at December 31, 2009.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$125,095	$85,275	$104,498	$25,183	$340,051
Securities(2)	72,045	49,519	30,939	44,273	196,776
Federal funds sold, securities purchased under agreements to resell and other earning assets	14,092	—	—	—	14,092

Total earning assets	211,232	134,794	135,437	69,456	550,919

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	16,559	28,806	9,602	9,601	64,568
Money market accounts	30,068	10,023	—	—	40,091
Savings deposits	7,727	10,818	3,606	3,606	25,757
Time deposits	179,674	56,539	10,112	179	246,504

Total interest-bearing deposits	234,028	106,186	23,320	13,386	376,920
Other borrowings	41,511	21,610	9,970	36,539	109,630

Total interest-bearing liabilities	275,539	127,796	33,290	49,925	486,550

Period gap	$(64,307)	$6,998	$102,147	$19,531	$64,369
Cumulative gap	$(64,307)	$(57,309)	$44,838	$64,369	$64,369
Ratio of cumulative gap to total earning assets	(11.67)%	(10.40)%	8.14%	11.68%	11.68%

(1)
Loans classified as non-accrual as of December 31, 2009 are not included in the balances.

(2)
Securities based on amortized cost.

        We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At December 31, 2009 and 2008 the fair value of the contract was a negative $535 thousand and $725 thousand, respectively. The fair value adjustment during each reporting period is recognized in other income. For the years ended December 31, 2009 and 2008 the adjustment reflected in earnings amounted to $7 thousand and ($725), respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the estimated swap rate, for the remaining term, as the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

        At December 31, 2008, we had an interest rate cap agreement with a notional amount of $10.0 million. The cap rate of interest is 4.50% three month LIBOR. The cap agreement expired on August 1, 2009 and at December 31, 2008 the agreement had no value. At December 31, 2007 the company had floor agreement with a notional amount of $10.0 million. The floor was sold in the first quarter of 2008 and the company received $608 thousand in cash and recognized a gain in the amount of $179 thousand in other income. These agreements are entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the market value of the cap and floor. Gains or losses on the value of these contracts are recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amounts of $15 thousand and $92 thousand during the years ended December 31, 2008 and 2007, respectively. No payments were received under the terms of the floor contract in 2007. The bank recognized ($14 thousand) and $178 thousand, in other income to reflect the increase in the value of the contracts for the years ended December 31, 2008 and 2007, respectively.

        Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2009 and 2008 over the subsequent 12 months. Even though we are liability sensitive, the model at December 31, 2009 reflects a decrease in net interest income in a 200 basis point declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

	Hypothetical percentage change in net interest income December 31,
Change in short-term interest rates
	2009	2008
+200bp	+2.26%	-5.40%
+100bp	+1.85%	-3.47%
Flat	—	—
-100bp	-1.61%	+0.14%
-200bp	-6.89%	-1.51%

        We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity ("PVE") over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2009 and 2008, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 43.60% and 30.18%, respectively. We are currently attempting to reduce our current increase in the PVE exposure by shortening the lives or repricing periods of our earning assets as well as extending the length of repricing periods on our interest bearing liabilities. Our current modeling reflects an increase in net interest income over both the one year and two year time horizon. As a result, we believe this somewhat compensates for the negative exposure to PVE in a rising rate and provides sufficient time to adjust our balance sheet to reduce the longer term exposure to rising rates.

Provision and Allowance for Loan Losses

        At December 31, 2009, the allowance for loan losses amounted to $4.9 million, or 1.41% of total loans, as compared to $4.6 million, or 1.38% of total loans, at December 31, 2008. Our provision for loan loss was $3.1 million for the year ended December 31, 2009 as compared to $2.1 million and $492 thousand for the years ended December 31, 2008 and 2007, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

        We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The substantial increase in the provision for 2009 as compared to the prior two years is a direct result of the ongoing economic downturn experienced throughout our markets and the country. Real estate values have been dramatically impacted during this economic cycle. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced increasing delinquencies and problem loans. We are not immune to the continued effects of the recessionary economy and continue to experience some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $2.5 million (28 basis points of total assets) at December 31, 2008 to $8.3 million (85 basis points of total assets) at December 31, 2009. While we believe these rates remain favorable in comparison to current industry results, we are concerned about the impact of this economic environment on our customer base of local businesses and professionals. Our company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2009, approximately 91.3% of the loan portfolio had real estate collateral as compared to approximately 89.2% at December 31, 2008 (see Note 16 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower's ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. During this economic cycle many borrowers' traditional income sources have been impacted significantly and real estate values have dropped significantly. We will continue to work closely with all our borrowers that are experiencing economic problems as a result of this cycle and believe we have the processes in place to monitor and identify problem credits. Until this economic cycle reverses we are likely to continue to experience higher than historical delinquencies and problem loans. Therefore, we anticipate funding our provision for loan losses at levels higher than we have historically experienced. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

        At December 31, 2009, 2008, and 2007, we had non-accrual loans in the amount of $4.1 million, $1.8 million and $600 thousand, respectively. Nonaccrual loans at December 31, 2009 consisted of 19 loans. The loans range in size from $4 thousand to $1.4 million and are substantially all real estate related. We have reappraised the collateral on each of these loans and have written them down to their estimated fair value. It is not anticipated that we will incur any additional material losses on these loans.

        There were $2.2 million, $2.0 million, and $324 thousand in loans delinquent 30 to 89 days at December 31, 2009, 2008 and 2007, respectively. There were $1.0 million, $59 thousand and $501 thousand in loans greater than 90 days delinquent and still accruing interest at December 31, 2009, 2008 and 2007, respectively.

        Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified 4 loans in the amount of $1.2 million which are current as to principal and interest at December 31, 2009 and not included in non-performing assets but that could be potential problem loans. Each of these loans are real estate related and range in size from $252 thousand to $358 thousand. They have been identified as potential problems based on our review that their traditional sources of cash flow have been impacted significantly and they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2009	2008	2007	2006	2005
Average loans outstanding	$337,743	$318,954	$296,991	$249,209	$202,143

Loans outstanding at period end	$344,187	$332,964	$310,028	$275,189	$221,668

Total nonaccrual loans	$4,136	$1,757	$600	$449	$101

Loans past due 90 days and still accruing	$1,022	$59	$501	$22	$34

Beginning balance of allowance	$4,581	$3,530	$3,215	$2,701	$2,764
Loans charged-off:
Construction and development loans	1,402	—	—	—	—
1-4 family residential mortgage	450	763	320	97	119
Non-farm non-residential mortgage	117	—	—	—	—
Home equity	107	16	32	—	274
Commercial	700	271	28	142	56
Installment & credit card	174	90	103	53	72
Overdrafts	34	110	140	153	—

Total loans charged-off	2,984	1,250	623	445	521

Recoveries:
1-4 family residential mortgage	9	41	80	2	—
Non-farm non-residential mortgage	8
Home equity	4	4	5	—	—
Commercial	73	52	281	59	99
Installment & credit card	54	18	16	20	30
Overdrafts	6	57	64	30	—

Total recoveries	154	172	446	111	129

Net loans charged off	2,830	1,078	177	334	392

Provision for loan losses	3,103	2,129	492	528	329

Purchased in acquisition	—	—	—	320	—

Balance at period end	$4,854	$4,581	$3,530	$3,215	$2,701

Net charge -offs to average loans	0.84%	0.34%	0.06%	0.13%	0.19%
Allowance as percent of total loans	1.41%	1.38%	1.14%	1.17%	1.22%
Non-performing loans as % of total loans	1.50%	.55%	.36%	.17%	.06%
Allowance as % of non-performing loans	94.11%	252.26%	320.62%	682.59%	2000.74%

        The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2009		2008		2007		2006		2005
Dollars in thousands	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$634	6.6%	$681	8.3%	$129	8.7%	$83	8.6%	$574	10.0%
Real Estate Construction	1,331	5.8%	1,319	8.7%	343	9.1%	884	11.4%	611	9.0%
Real Estate Mortgage:
Commercial	1,522	62.2%	1,641	57.7%	1,989	55.8%	1,692	50.5%	953	50.9%
Residential	243	14.8%	289	15.7%	553	16.8%	323	17.4%	275	16.8%
Consumer	133	10.6%	100	9.6%	198	9.6%	133	12.1%	213	13.3%
Unallocated	991	N/A	551	N/A	318	N/A	100	N/A	75	N/A

Total	$4,854	100.0%	$4,581	100.0%	$3,530	100.0%	$3,215	100.0%	$2,701	100.0%

        Accrual of interest is discontinued on loans when we believe, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Noninterest Income and Expense

        Noninterest Income.    Our primary source of noninterest income is service charges on deposit accounts. In addition, we originate mortgage loans that are pre-sold and funded by the third party acquirer, for which we receive a fee. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. As a result of the OTTI charge, discussed previously, we had a non-interest income loss during 2008 of $10.1 million. Operating non-interest income for 2009 was $5.0 million (see "Reconciliation" above) as compared to $4.2 million in 2008 and $5.0 million during 2007. Deposit service charges decreased by $370 thousand in 2009 as compared to 2008. This decrease in deposit service charges resulted from a continued decline in overdraft fees in 2009 as compared to 2008. In 2009, we realized gains on the sale of securities in the amount of $1.5 million. This gain was partially offset by a $658 thousand loss on the early extinguishment of certain Federal Home Loan Bank advances. We sold approximately $13.0 million in investments in the fourth quarter to fund the early extinguishment of $25.0 million in advances. The balance of the payoff was funded from short-term overnight funds. The gain on the sale of the investments offset the loss on the paydown of the advances. Other gains realized throughout 2009 were realized to take advantage of favorable spreads on certain available-for sale securities and shorten the leverage life of the portfolio. Mortgage origination fees increased by $174 thousand in 2009 as compared to 2008. Continued low interest rates as well as tax credits available to new home buyers have increased the volume of loans closed in 2009 as compared to 2008. There are also fewer mortgage origination alternatives available now as compared to a couple of years ago due to the current economic cycle causing many origination businesses to close. OTTI charges in 2009 included the write-off of a $510 thousand investment in stock of Silverton Bank NA, which was closed by the OCC in May 2009. In addition, we realized $491 thousand in OTTI charges on 5 different PLMBSs. The $491 thousand represents the realized credit loss associated with the securities (see Note 5 to the financial statements). Adjustment to assets and liabilities carried at fair value had a negative impact on non-interest income of $623 thousand in 2008 whereas it had a positive impact of $58 thousand in 2009 (see Note 3 to financial statements). Other noninterest income increased by $118 thousand in 2009 as compared to 2008. The increase primarily related to modest increases in ATM surcharge and debit card exchange fees, loan late charges as well as other miscellaneous fees.

        Operating noninterest income for the year ended December 31, 2007 was $5.0 million as compared to $4.2 million for 2008, a decrease of $776 thousand, or 15.5%. Deposit service charges decreased by $40 thousand in 2008 as compared to 2007. The decrease is a result of fewer items being presented for payment on insufficient funds and as discussed above this trend continued into 2009. Mortgage origination fees increased by $172 thousand, or 42.3%, in 2008 as compared to 2007. This was a result of a low interest rate environment and a high level of refinancing. Commissions on the sale of non-deposit products were relatively stable between 2008 as compared to 2007. On September 15, 2008, we completed the acquisition of two financial planning and investment advisory firms. These firms had combined assets under management of approximately $40 million. This new division, First Community Financial Consultants, combined the investment services unit already in place at First Community with the added capabilities of holistic financial planning and investment advisory services. This line of business is consistent with our vision to be a provider of financial solutions to local businesses, entrepreneurs, and professionals. The activity in this division was slowed in the fourth quarter of 2008 as we integrated the acquisition of two firms. Fair value adjustments had a negative impact of $623 thousand on noninterest income in 2008 and a positive impact of $168 thousand in 2007. This decline in 2008 primarily relates to a 5 year interest rate swap agreement entered into in November 2008 to protect against a rising rate environment (see "Market Risk and Interest Rate Sensitivity" section above). The interest rate swap contract value decreased by approximately $725 thousand at year end 2008, due to a decrease in the overall interest rate environment. Other noninterest income increased by $151 thousand in 2008 as compared to 2007. The increase primarily related to continued increases in ATM surcharge and debit card exchange fees as a result of continued increased usage by our customer base.

        Noninterest Expense.    In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. During the third quarter of 2009 we recognized an impairment charge of $27.8 million related to goodwill acquired in previous acquisitions (see discussion above under "Results of Operations"). Operating noninterest expense increased from $15.5 million in 2008 to $16.6 million in 2009. This increase is primarily attributable to increases in salary and benefit expense of $298 thousand and an increase in FDIC/FICO premiums of $838 thousand in 2009 as compared to 2008. Our full time employee equivalent count at December 31, 2009 decreased to 140 from 148 at December 31, 2008. Several of these are unfilled positions that were vacated at year end 2009 and the balance represents the reduction of approximately 3 positions we were able to reduce as result of converting to item branch capture. These positions were reduced also near the end of 2009. The overall increase in salary and benefits primarily related to normal increases in salaries and a modest increase in our cost of medical insurance provided to employees. The FDIC/FICO premiums increase resulted from significant increases in the normal assessment rates implemented by the FDIC as well as a special assessment in the third quarter of 2009 in the amount of approximately $300 thousand. It is anticipated that the assessments will rise in 2010 and there is a possibility of continued additional special assessments. At December 31, 2009 we were required to prepay the FDIC assessments for a three year period. This prepayment was approximately $3.0 million. Over the next three years the FDIC will make adjustments quarterly for changes in the rate as well as changes in the assessment base. Professional fees and "Other" noninterest expense increased by $155 thousand and $187 thousand, respectively, in 2009 as compared to 2008. These increases are primarily related to additional cost related to loan collection efforts as well as legal fees associated with loan workouts and general increases related to the many issues facing the industry during these economic times. It is anticipated that these fees will remain elevated for 2010. The Securities and Exchange Commission has granted an extension for the independent attestation report on internal controls until December 31, 2010. There will be increased cost incurred relative to complying with the requirements of Section 404 into 2010 and beyond. The independent attestation report required for 2010 is anticipated to increase our professional fees by $50 thousand to $75 thousand in 2010. These noninterest expense increases were partially offset by a $220 thousand decrease in marketing and advertising expense. This decrease was a result of our intentional reduction in this discretionary expense during this economic cycle.

        Noninterest expense increased to $15.5 million for the year ended December 31, 2008 from $14.1 million for the year ended December 31, 2007. Salary and employee benefits increased $663 thousand in 2008 as compared to 2007. We added approximately 10 full time equivalent employees in 2008 for a total 148 FTEs at December 31, 2008. These additions were support personnel in audit, information technology, deposit sales, training and loan operations. In addition, the acquisition of the two investment firms in the third quarter added three employees. Marketing expenses increased as a result of planned increases in television marketing in 2008 as compared to 2007. FDIC assessments increased from $60 thousand in 2007 to $267 thousand in 2008. In 2007, we had a credit toward FDIC premiums as a result of our DutchFork acquisition in 2004. This credit ran out in March of 2008 and thereafter we were assessed the full fee. Professional fees increased by $74 thousand in 2008 as compared to 2007. This primarily results from legal fees associated with increased collection efforts as well as legal fees related securities issues and new legislation. Amortization of intangibles decreased approximately $163 thousand, which resulted from the core deposit premium associated with the acquisition of a branch office in 2002.

        The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2009	2008	2007
Salary and employee benefits	$8,262	$7,964	$7,301
Occupancy	1,198	1,155	1,160
Equipment	1,249	1,289	1,270
Marketing and public relations	343	563	458
ATM/debit card processing	342	342	347
Supplies	221	188	218
Telephone	300	331	361
Courier	79	98	89
Correspondent services	34	102	157
FDIC/FICO premium	1,105	267	60
Insurance	194	188	217
Professional fees	1,132	977	903
Loss on limited partnership interest	119	382	—
Postage	192	191	196
Director fees	232	225	171
Amortization of intangibles	621	507	670
Impairment of goodwill	27,761
Other	957	770	547

	$44,341	$15,539	$14,125

Income Tax Expense

        Income tax expense for 2009 was $696 thousand as compared to income tax expense (benefit) for the year ended December 31, 2008 of $(3.8) million and $1.7 million for the year ended December 31, 2007. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. In 2008, we established a deferred tax valuation allowance of $425 thousand primarily related to contribution carryforwards that will expire at the end of 2010. There was also a valuation allowance of $350 thousand at December 31, 2008 primarily related to contribution carry forwards that will expire. There were no valuation allowances established for deferred taxes as of December 31, 2007. The loss generated during 2009 was a result of the impairment of goodwill acquired in tax free acquisitions and therefore is not deductible for income tax purposes. As previously discussed we had an OTTI charge on certain securities of $14.5 million during 2008. The loss is not deductible for federal income tax purposes until the securities are sold or deemed worthless. Therefore, the loss resulted in recognizing a deferred tax asset in the amount of $4.9 million. The net operating loss carryforward period for federal income taxes is generally 20 years. Any carry forward period related to realize tax losses on these securities will not start until they are sold or deemed worthless. We have a net operating loss carry forward acquired in the acquisition of DutchFork and DeKalb for federal income tax purposes of approximately $5.8 million to offset future taxable income through 2025. See Note 13 to the financial statements for a reconciliation of the tax expense/benefit. It is anticipated that our effective tax rate for 2010 will be between 29% and 31%.

Financial Position

        Total assets at December 31, 2009 were $605.8 million as compared to $650.2 million at December 31, 2008. Average earning assets increased to $576.8 million during 2009 from $543.7 million during 2009. The decline in assets between December 31, 2009 and December 31, 2008 resulted from the goodwill impairment charge of $27.8 million in the third quarter of 2009 as well as the payoff of $27.5 million in FHLB Advances in the fourth quarter of 2009. Loans grew $11.2 million, or 3.4%, during 2009. Loans at December 31, 2008 were $333.0 million as compared to $344.2 million at December 31, 2009. Investment securities were $235.1 at December 31, 2009 as compared to $195.8 million at December 31, 2008. Federal funds sold and securities purchased under agreements to resell decreased by $2.5 million from $3.0 million at December 31, 2008 to $457 thousand at December 31, 2009. The increase in loans was funded by an increase in deposits of $25.8 million from $423.8 million at December 31, 2008 to $449.6 million at December 31, 2009. The funding of the repayment of the $27.5 million in FHLB advances was accomplished through the sale of approximately $13.0 million in available-for-sale securities and short-term overnight advances. To the extent sources of funds from deposit growth and investment maturities have exceeded our loan growth we have increased our short-term liquidity primarily by increasing our funds on deposit with the Federal Reserve Bank of Richmond.

        Shareholders' equity totaled $68.2 million at December 31, 2008 as compared to $41.4 million at December 31, 2009. As previously discussed, we incurred a goodwill impairment charge of $27.8 million in the third quarter of 2009 which was the reason we recorded a net loss for the year ended December 31, 2009 of $25.2 million. The net loss along with dividend payments on common and preferred stock resulted in retained earnings decreasing to a deficit of $20.4 million as of December 31, 2009 as compared to retained earnings of $6.3 million at December 31, 2008.

Earning Assets

        Loans.    Loans typically provide higher yields than the other types of earning assets. During 2009, loans accounted for 58.5% of average earning assets as compared to 58.7% of average earning assets in 2008. The growth of the loan portfolio both in total dollars as well as a percentage of total earning assets continues to be a strategic focus into 2010 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. Loans averaged $337.7 million during 2009, as compared to $319.0 million in 2008.

        A goal of the CPP program, which we participated in 2008, was to provide funds/capital to financial institutions to assist in unfreezing the credit markets. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2009, we funded new loans of approximately $56.2 million. In 2009, our loan portfolio grew by approximately 3.4% ($11.2 million). Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the recessionary national and local economic conditions as well as deterioration of asset quality within our company could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional "well capitalized" ratios, significantly increased regulatory burdens as well as increasing FDIC assessments will impede our ability to leverage our balance sheet and expand the loan portfolio.

        The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Commercial, financial & agricultural	$22,758	$27,833	$26,912	$23,595	$22,091
Real estate:
Construction	19,972	28,832	28,141	31,474	19,955
Mortgage—residential	50,985	52,423	52,018	47,950	37,251
Mortgage—commercial	214,178	191,832	173,173	138,886	112,915
Consumer	36,294	32,044	29,784	33,284	29,456

Total gross loans	344,187	332,964	310,028	275,189	221,668
Allowance for loan losses	(4,854)	(4,581)	(3,530)	(3,215)	(2,701)

Total net loans	$339,333	$328,383	$306,498	$271,974	$218,967

        In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2009 and 2008 were commercial mortgage loans in the amount of $214.2 million and $191.8 million, representing 62.2% and 57.6% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

        The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2009
(In thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial, financial & agricultural	$7,502	$14,360	$896	$22,758
Real estate—construction	18,489	1,483	—	19,972
All other loan	50,688	179,788	70,981	301,457

	$76,679	$195,631	$71,877	$344,187

Loans maturing after one year with:
Fixed interest rates				$221,573
Floating interest rates				45,935

				$267,508

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $219.9 million in 2009, as compared to $214.7 million in 2008. This represents 38.1% and 39.5% of the average earning assets for the year ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008 our investment securities portfolio amounted to $195.8 million and $235.1 million, respectively.

        Throughout 2008 and 2009 the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. As of December 31, 2009, we own total MBSs and CMOs with a book value of $146.4 million and an approximate fair value of $140.4 million. These included securities with a book value $82.3 million and approximate fair value of $84.2 million issued by GSEs. The current economic recessionary cycle has impacted MBSs issued by GSEs, such as FHLMC and FNMA. The result has been increased spreads on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2009 and 2008 all of the MBSs issued by GSEs are classified as "Available for Sale." Unrealized losses on certain of these investments are not considered to be "other than temporary" and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than our amortized cost.

        Also included in our MBS and CMO portfolio are PLMBSs with a book value of $64.1 million and approximate fair value of $56.1 million at December 31, 2009. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and 2009. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments widened dramatically. During the second quarter of 2008, we implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represent the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support.

        Starting in early 2009, many of these securities acquired in the leverage strategy, as well as others that were owned prior to 2008, began to be downgraded by the various rating agencies, and subsequently, 19 CUSIPs have been downgraded below investment grade. We perform an internal detailed analysis on each CUSIP on at least a quarterly basis. Our internal analysis includes stressing each security using various assumptions for conditional default rate (CDR), prepayment speeds (CPR) and severities of loss on underlying collateral once it is liquidated. In addition, we have a third party perform an analysis of each security to validate our assumptions. Because the third party that runs stresses on a monthly basis initially sold us some of the securities in the portfolio, we have also engaged an independent third party to assist with evaluating and stressing each of the securities that have been downgraded below investment grade. Our analysis to evaluate the credit loss component of the impairment includes stressing the expected cash flows using the average CPR, CDRs and severities over the last six months. Each CUSIP is reviewed and if circumstances indicate that a shorter time frame is appropriate because CDRs and severities are rapidly increasing, we will adjust these assumptions. We have incurred impairment charges on five PLMBS investments whereby the credit component was $491 thousand recognized through earnings and amount recognized through other comprehensive income amounted to $1.7 million for the year ended December 31, 2009 (see Note 5 to the financial statements). Two of these investments are held in our available-for-sale portfolio and three are in the held-to-maturity portfolio. Substantially all PLMBS's continue to experience high levels of delinquencies in the underlying loans that make up the PLMBSs, and as a result we could experience additional OTTI in the future. The following table summarizes the PLMBSs portfolio by credit rating. The rating reflects the lowest rating by any major rating agency.

	Number of CUSIP's	Amortized Cost	Fair Value
(Dollars in thousands)
Credit Rating
AAA	17	$10,037	$9,894
AA	2	4,719	4,597
A	2	4,279	4,025
Baa	2	3,895	3,108
Below investment grade	19	41,187	34,438

Total	42	$64,117	$56,062

        In our opinion the current rating system does not properly reflect the overall risk in these types of multi-obligor bonds. Generally, they are rated below investment grade when there is a projected loss of a level of principal based on the par value of the bond. The process does not consider what the holder paid for the bond or the impact that they are multi-obligor securities. This can cause an entire security to be rated below investment grade even though a majority of the underlying obligors are paying timely on the underlying obligation. We believe that the robust internal and independent external monitoring process that we have in place allows us to properly evaluate the credit risk underlying these securities and record further OTTI in a timely manner.

        We also hold corporate bonds and other securities with a book value of $14.5 million and fair value of $12.4 million as of December 31, 2009. The unrealized loss on investments in corporate bonds relates to bonds with seven different issuers. All of these bonds are carried in the available-for-sale portfolio. The economic conditions throughout 2009 and 2008 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of these securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better (S&P) with the exception of four bonds downgraded during the last 24 months. One downgraded investment is rated CC by Fitch and Ca by Moody's and is a preferred term security with a book value of $2.0 million and fair value of $941 thousand. The second and third bonds are collateralized debt obligations ("CDOs"). One is rated CCC- by S&P, with a carrying value of $998 thousand and fair value of $905 thousand. This bond matures in December 2010. The other is rated CCC+ by S&P and B3 by Moody and has a carrying value of $4.9 million and a fair value of $3.9 million. The fourth bond is rated BBB- by S&P and Ba1 by Moody with a carrying value of $997 thousand and a fair value of $780 thousand. All of the corporate bonds held by the company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or in the issuer's ability to service the debt obligation.

        For corporate debt securities, we review the underlying issuer's credit quality, additional underlying credit support, and the length of maturity of the bond. If our analysis determines that it is likely we will recover all of the projected cash flows, we do not deem the security to be OTTI.

        During 2009, we took OTTI on one security in the amount of $510 thousand. This security was an investment in common stock of Silverton Bank, NA that was closed by the OCC in May 2009. During the year ended 2008, we took an OTTI charge related to certain securities including $14.3 million on FHLMC preferred stock (see "Results of Operations"), and $169 thousand on a PLMBS.

        At December 31, 2009, the estimated weighted average life of the portfolio was approximately 5.4 years, duration of approximately 3.7 years, and a weighted average tax equivalent yield of approximately 4.66%

        The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2009	2008	2007
Trading Securities—at fair value
Mortgage-backed securities	$—	$2,505	$2,876

	—	2,505	2,876

Securities available-for-sale at fair value:
U.S. Treasury	—	1,017	1,022
U.S. Government sponsored enterprises	7,718	28,664	45,873
Small Business Administration pools	9,408	—	—
Mortgage-backed securities	94,124	107,817	85,497
State and local government	8,179	5,543	4,477
FHLMC preferred stock	348	3	10,927
Corporate bonds	11,192	10,962	11,672
Other	867	1,372	1,440

	131,836	155,378	160,908

Securities held-to-maturity (amortized cost):
State and local government	2,711	4,477	6,257
Mortgage-backed securities	53,333	64,945	—
Other	60	60	60

	56,104	69,482	6,317

Total	$187,940	$227,365	$170,101

        We hold other investments carried at cost which includes stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta ("FHLB Atlanta"). These investments amounted to $7.9 million, $7.7 million and $5.2 million at December 31, 2009, 2008 and 2007, respectively.

Investment Securities Maturity Distribution and Yields

        The following table shows, at amortized cost, the scheduled maturities and average yield of securities held at December 31, 2009.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity:
State and local government(1)	$—	—	$1,634	5.57%	$409	5.45%	$668	4.20%
Mortgage-backed securities	—	—	24,676	5.97%	21,542	6.66%	7,115	7.39%
Other	10	5.00%	—	—	50	0.96%	—

Total investment securities held-to-Maturity	10	5.00%	26,310	5.95%	22,001	6.62%	7,783	6.76%

Available-for-sale:
Government sponsored enterprises	6,369	3.11%	1,261	3.13%	52	4.16%	—	—
Small Business Administration pools	—	—	1,642	2.40%	6,224	4.97%	1,488	1.25%
Mortgage-backed securities	5,570	3.39%	62,221	4.02%	11,909	4.10%	13,431	4.46%
State and local government(1)	—		944	6.04%	5,885	5.36%	1,277	6.20%
Corporate	999	2.02%	2,997	5.32%	7,162	2.57%	2,462	2.17%
Other	—		—		—		875	4.96%

Total investment securities available-for-sale	12,938	3.15%	69,065	4.07%	31,232	4.00%	19,533	4.06%

Total investment securities	$12,948	3.15%	$95,375	4.59%	$53,233	5.08%	$27,316	4.83%

(1)
Yield calculated on tax equivalent basis

Short-Term Investments

        Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $19.1 million in 2009, as compared to $10.0 million in 2008. During 2009 we started maintaining the majority of our short term overnight investments in our account at the Federal Reserve Bank of Richmond rather than in federal funds at various correspondent banks. At December 31, 2009, short- term investments including funds on deposit at the Federal Reserve Bank of Richmond totaled $14.1 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

        Deposits.    Average deposits were $438.7 million during 2009, compared to $422.7 million during 2008. Average interest-bearing deposits were $369.4 million during 2009, as compared to $351.3 million during 2008.

        The following table sets forth the deposits by category:

	December 31,
	2009		2008		2007
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$72,656	16.2%	$65,751	15.5%	$79,509	19.6%
NOW accounts	64,569	14.4%	62,703	14.8%	48,944	12.0%
Money market accounts	40,090	8.9%	31,553	7.4%	39,094	9.6%
Savings accounts	25,757	5.7%	22,461	5.3%	24,272	6.0%
Time deposits less than $100,000	156,422	34.8%	155,319	36.7%	122,436	30.2%
Time deposits more than $100,000	90,082	20.0%	86,011	20.3%	91,600	22.6%

	$449,576	100.0%	$423,798	100.0%	$405,855	100.0%

        Core deposits, which exclude certificates of deposit of $100,000 or more, as well as brokered deposits, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $344.6 million and $314.8 million at December 31, 2009 and 2008, respectively. Included in time deposits less than $100,000 are brokered deposits of $14.9 million and $23.0 million at December 31, 2009 and 2008, respectively. As previously discussed we partially funded the leverage transaction with $23.0 million in brokered CDs. All of these brokered CDs are callable by us on a quarterly basis Although we paid a slightly higher cost on these deposits it gives us the flexibility to call the CDs in the event the asset side of the transaction prepays faster than anticipated as well as the ability to refinance them if rates decline. Due to pay downs on the assets funded by the brokered deposits in the leverage strategy, we called $8.0 million of these deposits in the fourth quarter of 2009.

        A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2009
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$29,031	$17,040	$16,138	$27,873	$90,082

        There were no other time deposits of $100,000 or more at December 31, 2009.

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

        Borrowed funds.    Borrowed funds consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $24.6 million, $28.2 and $26.3 million during 2009, 2008 and 2007, respectively. The maximum month-end balances during 2009, 2008 and 2007 were $28.9 million, $29.0 million and $24.7 million, respectively. The average rates paid during these periods were 0.40%, 1.24% and 5.93%, respectively. The balances of securities sold under agreements to repurchase were $20.7 million and $28.2 million at December 31, 2009 and 2008, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB Atlanta, the bank has access to advances from the FHLB Atlanta for various terms and amounts. During 2009 and 2008, the average outstanding advances amounted to $100.9 million and $89.3 million, respectively.

        The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2009 and 2008:

	December 31,
	2009		2008
(In thousands)	Amount	Rate	Amount	Rate
Maturing
2009	$—	—	$9,000	0.48%
2010	3,000	2.94%	28,896	3.58%
2011	18,500	2.99%	18,500	3.05%
2013	11,500	3.41%	8,500	3.57%
After five years	40,326	4.11%	41,058	4.10%

	$73,326	3.67%	$105,954	3.64%

        At December 31, 2008 we had two advances not included in the above table that were are carried at fair value. The advances were in the amount of $1.5 million and $1.0 million and at December 31, 2008 had the total fair value amounting to $2.6 million. These advances were paid off in 2009. During the fourth quarter of 2009, we prepaid $25.0 million in advances that were scheduled to mature in September 2010. These advances were acquired in the DutchFork acquisition. Purchase premiums included in advances acquired in the merger with DutchFork reflected in the advances maturing in 2010 amount to $896 thousand at December 31, 2008. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034.

Capital Adequacy and Dividends

        Total shareholders' equity as of December 31, 2009 was $41.4 million as compared to $68.2 million as of December 31, 2008. During the third quarter of 2009, we recognized an impairment charge on goodwill in the amount of $27.8 million. This charge, along with dividend payments on both our common and preferred stock, offset by increased operating earnings (see "Reconciliation" above) accounted for the decline in shareholders' equity. In November 2008, we issued $11.35 million in preferred stock under the CPP plan. During the first two quarters of 2009 we paid a dividend of $0.08 per share and in the last two quarters we paid a dividend of $0.04 per share. During each quarter of 2008, we paid a quarterly dividend of $0.08 per share. Dividends were paid in 2007 at a rate of $0.06 per share in the first quarter and $0.07 per share for the remaining three quarters. Preferred dividends of 5% were paid during the year ended December 31, 2009 on the preferred stock issued under the CPP plan. A dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank. Dividends paid by our bank are subject to certain regulatory restrictions. We must get approval of the Office of the Comptroller of the Currency in order to pay dividends in excess of our bank's net earnings for the current year, plus retained net profits for the preceding two years, less any required transfers to surplus. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to November 21, 2011, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury's consent. Currently there are no retained earnings available to dividend up cash to the holding company. Therefore, we are unable to dividend up cash without first obtaining approval from the OCC.

        The following table shows the return (loss) on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2009.

	2009	2008	2007
Return on average assets	(3.90)%	(1.10)%	0.72%
Return on average common equity	(49.66)%	(11.85)%	6.24%
Equity to assets ratio(1)	6.84%	10.48%	11.31%

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

        The company and the bank exceeded their regulatory capital ratios at December 31, 2009 and 2008, as set forth in the following table.

Analysis of Capital

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2009
Risk Based Capital
Tier 1	$16,995	4.00%	$48,725	11.5%	$31,730	7.5%
Total Capital	33,989	8.00%	53,579	12.6%	19,590	4.6%
Tier 1 Leverage	24,895	4.00%	48,725	7.8%	23,830	3.8%
December 31, 2008
Risk Based Capital
Tier 1	$15,940	4.00%	$44,931	11.3%	$28,991	7.3%
Total Capital	31,880	8.00%	49,512	12.4%	17,632	4.4%
Tier 1 Leverage	24,287	4.00%	44,931	7.4%	20,644	3.4%
The Company:
December 31, 2009
Risk Based Capital
Tier 1	$16,916	4.00%	$52,491	12.4%	$35,575	8.4%
Total Capital	33,833	8.00%	57,345	13.6%	23,512	5.6%
Tier 1 Leverage	24,977	4.00%	52,491	8.4%	27,514	4.4%
December 31, 2008
Risk Based Capital
Tier 1	$15,933	4.00%	$50,298	12.6%	$34,365	8.6%
Total Capital	31,943	8.00%	54,879	13.7%	22,936	5.7%
Tier 1 Leverage	24,302	4.00%	50,298	8.3%	25,996	4.3%

        Based on discussions with the OCC following its most recent examination of the bank in 2009, the OCC may require the bank to maintain capital ratios in excess of the minimum thresholds stated above. However, we currently anticipate that the bank would be in compliance with the minimum thresholds that might be required by its regulators.

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

        With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006 and the preferred stock offering under the CPP program in November 2008 we have maintained a high level of liquidity and adequate capital along with retained earnings less the 2009 and 2008 net loss, sufficient to fund the operations of the bank for at least the next 12 months. We anticipate that the bank will remain a well capitalized institution for at least the next 12 months. The loss related to goodwill impairment in 2009 was a noncash charge and has no impact on regulatory capital or tangible equity. Total shareholders' equity was 6.8% of total assets at December 31, 2009 and 10.5% at December 31, 2008. Funds sold and short-term interest bearing deposits are our primary source of liquidity and averaged $19.1 million and $10.0 million during the year ended December 31, 2009 and 2008, respectively. The bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2009. The FHLB Atlanta has approved a line of credit of up to 25% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

Off-Balance Sheet Arrangements

        In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. Please refer to Note 16 of the company's financial statements for a discussion of our off-balance sheet arrangements.

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

Item 8.    Financial Statements and Supplementary Data.

        Additional information required under this Item 8 may be found under the Notes to Financial Statements under Note 23.

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

        Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on that assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

        We have audited the accompanying consolidated balance sheets of First Community Corporation and subsidiary (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of income (loss), changes in shareholders' equity and comprehensive income (loss), and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to examine management's assertion about the effectiveness of First Community Corporation's internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
March 29, 2010

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2009	2008
ASSETS
Cash and due from banks	$6,752	$8,722
Interest-bearing bank balances	13,635	667
Federal funds sold and securities purchased under agreements to resell	457	2,978
Investment securities—available for sale	131,836	155,378
Investment securities—held to maturity (market value of $49,092 and $63,379 at December 31, 2009 and 2008, respectively)	56,104	69,482
Investment securities, at fair value	—	2,505
Other investments, at cost	7,904	7,710
Loans	344,187	332,964
Less, allowance for loan losses	4,854	4,581

Net loans	339,333	328,383
Property, furniture and equipment—net	18,666	19,378
Bank owned life insurance	10,551	10,239
Other real estate owned	3,167	747
Goodwill	—	27,761
Intangible assets	1,502	2,123
Other assets	15,920	14,160

Total assets	$605,827	$650,233

LIABILITIES
Deposits:
Non-interest bearing demand	$72,656	$65,751
NOW and money market accounts	104,659	94,256
Savings	25,757	22,461
Time deposits less than $100,000	156,422	155,319
Time deposits $100,000 and over	90,082	86,011

Total deposits	449,576	423,798
Securities sold under agreements to repurchase	20,676	28,151
Federal Home Loan Bank Advances	73,326	105,954
Federal Home Loan Bank Advances, at fair value	—	2,582
Junior subordinated debt	15,464	15,464
Other borrowed money	164	152
Other liabilities	5,181	5,976

Total liabilities	564,387	582,077

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 11,350 issued and outstanding	10,939	10,850
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,252,358 in 2009 and 3,227,039 in 2008	3,252	3,227
Common stock warrants issued	509	509
Nonvested restricted stock	(79)	(186)
Additional paid in capital	48,873	48,732
Retained earnings (deficit)	(20,401)	6,263
Accumulated other comprehensive income	(1,653)	(1,239)

Total shareholders' equity	41,440	68,156

Total liabilities and shareholders' equity	$605,827	$650,233

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income (loss)

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2009	2008	2007
Interest income:
Loans, including fees	$20,226	$21,503	$22,243
Investment securities—taxable	10,332	10,791	7,893
Investment securities—non taxable	326	398	433
Other short term investments	97	316	386

Total interest income	30,981	33,008	30,955

Interest expense:
Deposits	8,734	11,264	11,794
Securities sold under agreement to repurchase	98	353	1,118
Other borrowed money	4,272	4,193	2,753

Total interest expense	13,104	15,810	15,665

Net interest income	17,877	17,198	15,290
Provision for loan losses	3,103	2,129	492

Net interest income after provision for loan losses	14,774	15,069	14,798

Non-interest income:
Deposit service charges	2,312	2,682	2,722
Mortgage origination fees	753	579	407
Commission on sale non deposit products	495	334	356
Gain (loss) on sale of securities	1,489	(28)	49
Other-than-temporary-impairment write-down on securities	(1,001)	(14,494)	—
Fair value gain (loss) adjustments	58	(623)	168
Loss on early extinguishment of debt	(658)	—	—
Other	1,584	1,466	1,315

Total non-interest income	5,032	(10,084)	5,017

Non-interest expense:
Salaries and employee benefits	8,262	7,964	7,301
Occupancy	1,198	1,155	1,160
Equipment	1,249	1,289	1,270
Marketing and public relations	343	563	458
FDIC insurance assessments	1,105	267	60
Amortization of intangibles	621	507	670
Impairment of goodwill	27,761	—	—
Other	3,802	3,794	3,206

Total non-interest expense	44,341	15,539	14,125

Net income (loss) before tax	(24,535)	(10,554)	5,690
Income taxes (benefit)	696	(3,761)	1,725

Net income (loss)	$(25,231)	$(6,793)	$3,965

Preferred stock dividends, including discount accretion	656	71	—

Net income (loss) available to common shareholders	$(25,887)	$(6,864)	$3,965

Basic earnings (loss) per common share	$(7.95)	$(2.14)	$1.23

Diluted earnings (loss) per common share	$(7.95)	$(2.14)	$1.21

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (loss)

(Dollars and shares in thousands)	Preferred Stock	Number Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2006	$—	3,265	$3,265	$—	$49,695	$—	$12,033	$(1,785)	$63,208
Comprehensive income:
Net income							3,965		3,965
Cumulative adjustment to initially apply Fair Value Option							(560)	560
Accumulated other comprehensive income, net of income tax benefit of $606								(1,138)
Less: reclassification adjustment for gain included in net income, net of tax benefit of $17								(33)

Other comprehensive income								(1,171)	(1,171)

Comprehensive income:									2,794

Cash dividend ($0.27 per share)							(874)		(874)
Repurchase of common stock		(120)	(120)		(1,913)				(2,033)
Exercise of stock options		54	54		661				715
Dividend reinvestment plan		12	12		174				186

Balance December 31, 2007	$—	3,211	$3,211	$—	$48,617	$—	$14,564	$(2,396)	$63,996
Comprehensive income:
Net income							(6,793)		(6,793)
Accumulated other comprehensive loss, net of income tax benefit of $4,579								(8,438)
Plus: reclassification adjustment for loss included in net income, net of tax of $4,928								9,595

Other comprehensive income								1,157	1,157

Comprehensive income:									(5,636)

Restricted common stock issued		16	16		179	(195)			—
Amortization compensation restricted stock						9			9
Issuance of preferred stock	10,841			509					11,350
Cumulative adjustment to initially apply FASB ASC Topic 715-60							(411)		(411)
Dividends: Common stock ($0.32 per share)							(1,026)		(1,026)
Preferred stock	9						(71)		(62)
Common stock repurchased		(18)	(18)		(249)				(267)
Exercise of stock options		—	—		2				2
Dividend reinvestment plan		18	18		183				201

Balance December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive income (loss):
Net income (loss)							(25,231)		(25,231)
Other comprehensive income (loss):
Unrealized gain during period on available-for-sale securities net of tax of $692								1,211
Other-than-temporary impairment on held-to-maturity securities net of tax benefit of $580								(1,096)
Less: reclassification adjustment for gain included in net income, net of tax expense of $285								(529)

								(414)	(414)

Other comprehensive income (loss)									(25,645)

Comprehensive income (loss):
Amortization compensation restricted stock						107			107
Dividends: Common stock ($0.24 per share)							(777)		(777)
Preferred stock	89						(656)		(567)
Dividend reinvestment plan		25	25		141				166

Balance December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(25,231)	$(6,793)	$3,965
Adjustments to reconcile net income (loss) to net cash provided in operating activities
Depreciation	985	1,032	1,140
Premium amortization (Discount accretion)	57	(525)	(717)
Provision for loan losses	3,103	2,129	492
Amortization of intangibles	621	507	670
Gain on sale of property and equipment	—	(1)	—
(Gain) loss on sale of securities	(1,489)	28	(49)
Other-than-temporary-impairment charges on securities	1,001	14,494	—
Net (increase) decrease in fair value option instruments and derivatives	(58)	623	(168)
Goodwill impairment	27,761	—	—
Loss on early extinguishment of debt	658	—	—
(Increase) decrease in other assets	(543)	(6,090)	478
Increase (decrease) in accounts payable	(792)	(448)	878

Net cash provided in operating activities	6,073	4,956	6,689

Cash flows form investing activities:
Proceeds from sale of securities available-for-sale	35,159	7,856	13,874
Purchase of investment securities available-for-sale	(60,478)	(65,899)	(46,310)
Maturity/call of investment securities available-for-sale	50,210	48,221	31,270
Purchase of investment securities held-to-maturity	(2,123)	(71,110)	—
Maturity/call of investment securities held-to-maturity	13,552	7,913	149
Purchase of investment securities—held-for-trading	—	—	(3,098)
Maturity of investment securities held-for-trading	736	390	253
Proceeds from sale of securities held-for-trading	1,802	—	3,463
Proceeds from sale of interest rate swap	—	608	—
Increase in loans	(17,741)	(23,851)	(34,244)
Net cash disbursed in business combination	—	(646)	—
Proceeds from sale of property and equipment	—	1	318
Proceeds from sale of land	200	—	—
Purchase of property and equipment	(472)	(709)	(199)

Net cash provided (used) in investing activities	20,845	(97,226)	(34,524)

Cash flows from financing activities:
Increase (decrease) in deposit accounts	25,589	17,823	(9,679)
Advances from the Federal Home Loan Bank	4,000	84,900	45,000
Repayment of advances from the Federal Home Loan Bank	(39,389)	(29,306)	(25,017)
Advances from the Federal Home Loan Bank fair value option	—	2,500	1,500
Increase (decrease) in securities sold under agreements to repurchase	(7,475)	4,817	3,862
Increase (decrease) in other borrowings	12	(38)	42
Proceeds from exercise of stock options	—	2	715
Proceeds from issuance of preferred stock	—	11,350	—
Dividend reinvestment plan	166	201	185
Purchase of common stock	—	(267)	(2,033)
Dividends paid: Common stock	(777)	(1,026)	(874)
Preferred stock	(567)	—	—

Net cash provided from financing activities	(18,441)	90,956	13,701

Net increase (decrease) in cash and cash equivalents	8,477	(1,314)	(14,134)
Cash and cash equivalents at beginning of period	12,367	13,681	27,815

Cash and cash equivalents at end of period	$20,844	$12,367	$13,681

Supplemental disclosure:
Cash paid during the period for: Interest	$14,205	$16,825	$14,060
Taxes	$350	$613	$250
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$1,090	$1,681	$(1,832)
Transfer of loans to foreclosed property	$3,635	$748	$150
Common stock issued in acquisition	$—	$195	$—

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

Goodwill and Other Intangible Assets

        Goodwill represents the cost in excess of fair value of net assets acquired (including identifiable intangibles) in purchase transactions. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles). Core deposit intangibles are being amortized on a straight-line basis over seven years. Goodwill and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The annual valuation is performed on September 30 of each year.

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

        In 2006, the FASB issued guidance related to Accounting for Uncertainty in Income Taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS ASC 740-10, "Accounting for Income Taxes. It also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return.

Stock Based Compensation Cost

        The Company accounts for stock based compensation under the fair value provisions of the accounting literature Compensation expense is recognized in salaries and employee benefits.

        The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2009, 2008 or 2007.

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

Subsequent Events

        Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued and all material subsequent events have been either recognized or disclosed in the notes to the financial statements.

Segment Information

        ASC Topic 280-10, "Segment Reporting," requires selected segment information of operating segments based on a management approach. The Company operates as one business segment.

Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritave nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification ("ASC"). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

        The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company's financial statements. The ASC was amended in December, 2009, to include this guidance.

        Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity ("VIE") gives it a controlling financial interest that should be included in consolidated

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company's financial position. An update was issued in December, 2009, to include this guidance in the ASC.

        An update was issued in October, 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements. Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

        In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

        In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Risk and Uncertainties

        In the normal course of business, the company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the company's loan and investment portfolios that results from borrowers' or issuer's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans and investments and the valuation of real estate held by the company.

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

Reclassifications

        Certain captions and amounts in the 2008 and 2007 consolidated financial statements were reclassified to conform to the 2009 presentation.

Note 3—THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES

        The company adopted the provisions of the Fair Value Option Topic of the FASB Accounting Standards Codification (ASC) on January 1, 2007 which became effective in February 2007. The Fair Value Option generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. This election can generally be applied on an instrument by instrument basis. As a result of adopting fair value option accounting for certain assets, the company reduced retained earnings and accumulated other comprehensive loss as of January 1, 2007 by $560 thousand. This amount represents the unrealized loss net of tax on the securities that were reclassified from "available for sale" to "trading" securities.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued)

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

        In connection with the adoption of the Fair Value option, the company adopted FASB ASC Fair Value Measurement Topic which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

        Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

        Investment Securities Available for Sale:  Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued both by

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued)

government sponsored enterprises and private label mortgage-backed securities. Generally these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset-backed securities that are less liquid or for which there is an inactive market.

        Investment Securities Held-to-Maturity:  Investment securities that are held-to-maturity and considered other-than-temporarily-impaired are recorded at fair value in accordance with FASB ASC Topic on "Investments- Debt and Equity Securities" on a non recurring basis. If the Company does not expect to recover the entire amortized cost basis of the security, OTTI is considered to have occurred. See Note 4 for determining allocation between current earnings and comprehensive income. Measurement is based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 2 securities include private label mortgage-backed securities. Generally these fair values are priced from established pricing models.

        Loans:  Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired measurement is based upon FASB ASC 310-10-35 "Loan Impairment." The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the Company records the fair value based upon a current appraisal the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

        Other Real Estate Owned (OREO):  OREO carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management's estimation of the collateral. When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

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

        Goodwill and Other Intangible Assets:  Goodwill and other intangible assets are measured for impairment on an annual basis, as of September 30, or more frequently if there is a change in circumstances. If the goodwill or other intangibles exceed the fair value, an impairment charge is recorded in an amount equal to the excess. Impairment is tested utilizing accepted valuation techniques utilizing discounted cash flows of the business unit, and implied fair value based on a multiple of earnings and tangible book value for merger transactions. The measurement of these fair values is considered a Level 3 measurement. The goodwill impairment test as of September 30, 2009 reflected impairment and as a result the balance of goodwill was written off as of that date.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued)

        Federal Home Loan Bank Advances:  Certain Federal Home Loan Bank advances are accounted for in accordance with the provisions of the Fair Value Option Topic. The fair value is calculated on a recurring basis using a discounted cash flow model based on current rate for advances with similar remaining terms. The measurement of these advances is considered Level 3 measurement.

        The following table summarizes quantitative disclosures about the fair value measurement for each category of assets and liabilities that are measured on a recurring basis carried at fair value as of December 31, 2009 and 2008.

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2009
(Dollars in thousands)
Description
Available for sale securities	$131,836	$1,215	$124,841	$5,780
Interest rate cap/swap	(535)	—	—	(535)

Total	$131,301	$1,215	$124,841	$5,245

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)
	December 31, 2008
(Dollars in thousands)
Description
Trading securities	$2,505	$—	$2,505	$—
Available for sale securities	155,378	1,895	146,270	7,213
Interest rate cap/floor	(725)	—	—	(725)
Federal Home Loan Bank Advance	(2,582)	—	—	(2,582)

Total	$154,576	$1,895	$148,775	$3,906

        Federal Home Loan Bank Advances carried at fair value had an unpaid principal balance of $2.5 million at December 31, 2008 of which $1.5 million had a maturity on February 28, 2011 and $1.0 million had maturity on June 18, 2010. During the fourth quarter of 2009 all of the advances carried at fair value were prepaid.

        The following table reconciles the changes in Level 3 financial instruments for the year ended December 31, 2009 and 2008 measured on a recurring basis:

	2009			2008
(Dollars in thousands)	Available for Sale securities	Interest rate Cap/Floor/Swap	Federal Home Loan Bank Advances	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning Balance	$7,213	$(725)	$(2,582)	$509	$458	$(1,533)
Gain(Loss) recognized	(620)	7	18	—	(560)	(80)
Payments made (received)	—	183	2,564	—	(623)	1,531
Issuances	—	—		—	—	(2,500)
Transfers	(813)	—		6,704	—

Ending Balance	$5,780	$(535)	$—	$7,213	$(725)	$(2,582)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued)

        The following tables reflect the changes in fair values for the year ended December 31, 2009, 2008 and 2007 and where these changes are included in the income statement.

	2009	2008	2007
(Dollars in thousands)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)
Trading securities	33	$17	$23
Interest rate cap/floor/swap	7	(560)	178
Federal Home Loan Bank Advance	18	(80)	(33)

Total	58	$(623)	$168

        The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2009 that are measured on a non-recurring basis.

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
				Significant Unobservable Inputs (Level 3)
	December 31, 2009
(Dollars in thousands)
Description
Impaired loans	$5,687	$—	$5,687	$—
Held-to-maturity securities (OTTI)	2,277	—	2,277	—
Other real estate owned	3,167	—	3,167	—

Total	$11,131	$—	$11,131	$—

        The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate amount of impaired loans was $5.7 million and $13.8 million for the years ending December 31, 2009 and 2008, respectively

        Goodwill and other intangible assets are measured on a non-recurring basis at least annually. The valuation is performed at September 30 of each year. Market capitalization and acquisition multiples have significantly declined since 2004 and 2006, which are the dates of the acquisition of Dutchfork Bankshares and DeKalb Bancshares, respectively. The multiples and the resulting valuations have declined dramatically throughout 2008 and 2009 as a result of the current economic downturn. The test at September 30, 2009 reflected goodwill impairment. As a result, the company recognized an impairment charge in the amount of $27.8 million in the third quarter of 2009. The impairment charge resulted in all of the goodwill intangible being written off as of September 30, 2009.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—BUSINESS COMBINATIONS

        On September 15, 2008, the company completed the acquisition of two financial planning and investment advisory firms. These firms had combined assets under management of approximately $40 million. This new division of the bank, First Community Financial Consultants, combines the investment services unit already in place at First Community with the added capabilities of holistic financial planning and investment advisory services. In addition, over time we believe the business will provide a consistent non-interest income revenue stream. The total purchase price for the two companies was approximately $601.0 thousand in cash and 16,250 shares of common stock valued at $195.0 thousand. The common stock issued in connection with the acquisition is restricted and will vest at the end of two years. The purchase price of these two acquisitions is deemed not to be material to the company's balance sheet. The Company determined that the acquired companies were not material to the combined company under SEC guidelines. Based on their immateriality, this division is not considered a segment.

Note 5—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
State and local government	$2,711	$94	$—	$2,805
Mortgage-backed securities	53,333	389	7,492	46,230
Other	60	—	3	57

	$56,104	$483	$7,495	$49,092

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
State and local government	$4,477	$53	$—	$4,530
Mortgage-backed securities	64,945	199	6,355	58,789
Other	60	—	—	60

	$69,482	$252	$6,355	$63,379

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Government sponsored enterprises	$7,682	$50	$14	$7,718
Small business Administration pools	9,354	74	20	9,408
Mortgage-backed securities	93,131	2,096	1,103	94,124
State and local government	8,106	123	50	8,179
Corporate and other securities	14,495	361	2,449	12,407

	$132,768	$2,704	$3,636	$131,836

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
US Treasury securities	$999	$18	$—	$1,017
Government sponsored enterprises	27,965	699	—	28,664
Mortgage-backed securities	108,028	1,805	2,016	107,817
State and local government	5,437	134	28	5,543
Corporate and other securities	15,031	107	2,801	12,337

	$157,460	$2,763	$4,845	$155,378

        At December 31 2009, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.3 million, CDOs of $4.9 million, mutual funds at $865.0 thousand and Federal Home Loan Mortgage Corporation preferred stock of $348.1 thousand. At December 31, 2008, corporate and other investment securities available for sale included the following recorded at fair value: corporate bonds at $5.9 million, CDOs of $4.9 million, mutual funds of $877.9 thousand, community bank stocks of $509.3 thousand and Federal Home Loan Mortgage Corporation preferred stock of $107.9 thousand.

        Other Investments, at cost include Federal Home Loan Bank and Federal Reserve Bank Stock in the amount of $5.8 million and $2.1 million at December 31, 2009 and $5.9 million and $1.8 million at December 31, 2008, respectively.

        Trading securities at fair value of $2.5 million at December 31, 2008, are two MBSs issued through the Federal Home Loan Mortgage Corporation. These securities were sold in the fourth quarter of 2009 and the Company has no securities classified as trading at December 31, 2009.

        During the second quarter of 2008, the bank recognized an unrealized mark-to-market loss on holdings in Federal Home Loan Mortgage Corporation (Freddie Mac) preferred securities in the amount of $6.2 million as an OTTI based on the significant decline in the market value of the security caused by potential deterioration of Freddie Mac's financial condition, and the then current lack of clarity about the impact of an announced Treasury plan (which was approved by the House and Senate and signed into law by the President). That plan provided support for Freddie Mac as well as other GSE's. On September 7, 2008, the Secretary of the Treasury announced a decision to place Freddie

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

Mac into conservatorship and as part of that decision the dividend payments on existing preferred shares were terminated for an unspecified period of time. As a result of that decision an additional $8.1 million OTTI charge in the third quarter of 2008 was recorded to write off substantially all of the remaining investment in this Freddie Mac security. The preferred stock issue was purchased in 2003 and acquired by First Community Corporation in the 2004 merger with Dutchfork Bankshares. The security with a current cost basis of $2.7 thousand is included in the available-for-sale securities portfolio at December 31, 2009.

        For the year ended December 31, 2009, proceeds from the sale of securities available-for-sale and held for trading amounted to $35.2 million and $1.8 million, respectively. Gross realized gains amounted to $1.5 million and there were no gross realized losses in 2009. For the year ended December 31, 2008, proceeds from the sales of securities available-for-sale amounted to $7.8 million. Gross realized gains amounted to $1.3 thousand and gross realized losses amounted to $29.9 thousand in 2008. For the year ended December 31, 2007, proceeds from the sale of securities available-for-sale and trading securities amounted to $13.9 million and $3.5 million, respectively. Gross realized gains amounted to $145.4 thousand and gross realized losses amounted to $95.9 thousand in 2007. The tax provision (benefit) applicable to the net realized gain (loss) was approximately $390.0 thousand, $(8.4) thousand, and $16.8 thousand for 2009, 2008 and 2007, respectively.

        The amortized cost and fair value of investment securities at December 31, 2009, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10	$10	$12,938	$12,828
Due after one year through five years	26,310	24,146	69,065	69,554
Due after five years through ten years	22,001	18,958	31,232	30,114
Due after ten years	7,783	5,978	19,533	19,340

	$56,104	$49,092	$132,768	$131,836

        Securities with an amortized cost of $63.6 million and fair value of $63.5 million at December 31, 2009, were pledged to secure FHLB Advances, public deposits, demand notes due the Treasury and securities sold under agreements to repurchase.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

        The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2009 and 2008.

	Less than 12 months		12 months or more		Total
December 31, 2009 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$1,486	$14	$—	$—	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	16,577	142	—	—	16,577	142
Small Business Administration pools	3,430	20	—	—	3,430	20
Non-agency mortgage-backed securities	472	130	7,880	831	8,352	961
Corporate bonds and other	2,033	247	8,191	2,202	10,224	2,449
State and local government	3,626	50	—	—	3,626	50

	27,624	603	16,071	3,033	43,695	3,636

Held-to-maturity securities:
Non-agency mortgage-backed securities	5,135	1,364	35,882	6,128	41,017	7,492
Other	57	3	—	—	57	3

	5,192	1,367	35,882	6,128	41,074	7,495

Total	$32,816	$1,970	$51,953	$9,161	$84,769	$11,131

	Less than 12 months		12 months or more		Total
December 31, 2008 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	16,739	384	909	32	17,648	416
Non-agency mortgage-backed securities	11,824	1,142	5,407	458	17,231	1,600
Corporate bonds	10,704	2,335	1,033	466	11,737	2,801
State and local government	1,131	28	—	—	1,131	28

	40,398	3,889	7,349	956	47,747	4,845

Held-to-maturity securities:
Non-agency mortgage-backed securities	54,411	6,355	—	—	54,411	6,355

	54,411	6,355	—	—	54,411	6,355

Total	$94,809	$10,244	$7,349	$956	$102,158	$11,200

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

        Government Sponsored Enterprise, Mortgage Backed Securities:    Throughout 2008 and continuing in 2009, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At December 31, 2009, the Company owns MBSs including CMOs with an amortized cost of $82.3 million and approximate fair value of $84.2 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2009 and 2008 all of the MBSs issued by GSEs are classified as "Available for Sale." Unrealized losses on certain of these investments are not considered to be "other than temporary," and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the Company does not intend to sell these securities and it is more likely than not the company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2009.

        Non-agency Mortgage Backed Securities:    The Company also holds PLMBSs including CMOs at December 31, 2009 with an amortized cost of $64.1 million and approximate fair value of $56.1 million. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and 2009. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

        During the year ended December 31, 2009, the Company identified five PLMBSs, with a fair value of $4.0 million that it considers other-than-temporarily-impaired. As a result of adopting FASB ASC 320-10-65, the Company has recognized an impairment charge in earnings of $491 thousand and impairment charge through other comprehensive income of $1.7 million. The $491 thousand represents the estimated credit losses on these securities recognized for the year months ended December 31, 2009. The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities. The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities. The Company does not intend to sell these securities and it is

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

more likely than not the Company will not be required sell these securities before a recovery of its amortized cost.

        It is expected that the private label mortgage-backed securities portfolio will not be settled at a price less than the amortized cost of the Company's investment. The Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost. The Company does not consider the remaining balance of these investments to be other-than-temporarily impaired at December 31, 2009.

        As prescribed by FASB ASC 320-10-35 for the year ended December 31, 2009, the Company recognized the credit component of OTTI on debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

        During the year ended December 31, 2009, the Company recorded OTTI losses on held-to-maturity and available-for-sale securities as follows:

	Year ended December 31, 2009
(Dollars in thousands)	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$2,002	$892	$2,894
OTTI recognized in other comprehensive income (non-credit component)	1,676	217	1,893

Net impairment losses recognized in earnings (credit component)	$326	$675	$1,001

        As of December 31, 2009, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings included five non-agency mortgage-backed securities. The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security. Relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The average prepayment rate, default rate and severity used in the valuations were approximately 8%, 13%, and 41%, respectively.

        An equity security representing an investment in Silverton Bank, NA, Atlanta, Georgia, a correspondent bank, that was closed by the OCC in the amount of $510 thousand was written off during the first quarter of 2009 and is included in the credit losses of available-for-sale securities disclosed above.

        The following table summarizes as of December 31, 2009 the number of CUSIPs, carrying value and fair value of the non-agency mortgage-backed securities/CMO's by credit rating. The credit rating

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

reflects the lowest credit rating by any major rating agency. All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

(Dollars in thousands) Credit Rating	Number of CUSIP's	Amortized Cost	Fair Value
AAA	17	$10,037	$9,894
AA	2	4,719	4,597
A	2	4,279	4,025
Baa	2	3,895	3,108
Below investment grade	19	41,187	34,438

Total	42	$64,117	$56,062

        Corporate Bonds:    The Company's unrealized loss on investments in corporate bonds relates to bonds with eight different issuers. The economic conditions throughout 2008 and 2009 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better with the exception of three bonds downgraded during the last twelve months. One downgraded investment is rated CC by Fitch and Ca by Moody and is a preferred term security with a book value of $1.96 million and fair value of $941 thousand. The second bond is a collateralized debt obligation (CDO), rated B+ by S&P, with a carrying value of $998 thousand and fair value of $905 thousand. This bond matures in December 2010. The third bond is rated Ba1 by Moody and BBB- S&P with a carrying value of $997 thousand and a fair value of $780 thousand and matures in July 2014. All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer's ability to service the debt obligation. The Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        State and Local Governments and Other:    The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider them to be other-than-temporarily impaired at December 31, 2009.

        During the year ended December 31, 2009 the Company recognized an OTTI charge on an equity security in the amount of $510 thousand. The security was an investment in another financial institution that was closed by the OCC on May 1, 2009. The entire balance of the equity investment was charged to earnings in the first quarter of 2009 and the Company has no additional exposure to the other financial institution.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS

        Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2009	2008
Commercial, financial and agricultural	$22,758	$27,833
Real estate—construction	19,972	28,832
Real estate—mortgage:
Commercial	214,178	191,832
Residential	50,985	52,423
Consumer	36,294	32,044

	$344,187	$332,964

        Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2009	2008	2007
Balance at the beginning of year	$4,581	$3,530	$3,215
Provision for loan losses	3,103	2,129	492
Charged off loans	(2,984)	(1,250)	(623)
Recoveries	154	172	446

Balance at end of year	$4,854	$4,581	$3,530

        Loans outstanding to bank directors, executive officers and their related business interests amounted to $5.6 million and $6.1 million at December 31, 2009 and 2008, respectively. Repayments on these loans during the year ended December 31, 2009 were $1.4 thousand and loans made amounted to $865 thousand. Repayments on these loans during the year ended December 31, 2008 were $23 thousand and loans made amounted to $513 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

        The following table presents at December 31, 2009, 2008 and 2007, loans individually evaluated and considered impaired under FAS ASC 310 "Accounting by Creditors for Impairment of a Loan." Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2009	2008	2007
Total loans considered impaired at year end	$5,687	$13,770	$2,896
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	1,551	4,550	2,814
Related allowance	39	784	569
Loans considered impaired and previously written down to fair value	4,136	9,220	82
Average impaired loans	$6,904	$7,727	$658
Amount of interest earned during period of impairment	$108	$73	$6

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        At December 31, 2009 and 2008, non-accrual loans totaled $4.1 million and $1.7 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $284 thousand $305 thousand and $18 thousand in 2009, 2008 and 2007, respectively. Interest recorded on non-accrual loans in 2009, 2008 and 2007 amounted to $45 thousand, $73 thousand, and $6 thousand, respectively.

        Troubled debt restructurings included in impaired loans at December 31, 2009 amounted to $1.6 million. Interest earned during 2009 on these loans amounted to $63 thousand. There were no loans that were considered to be troubled debt restructurings at December 31, 2008.

        Loans greater than ninety days delinquent and still accruing interest at December 31, 2009 and 2008 amounted to $1.0 million and $59 thousand, respectively.

Note 7—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2009	2008
Land	$5,475	$5,675
Premises	13,971	13,971
Equipment	7,166	6,694

	26,612	26,340
Accumulated depreciation	7,946	6,962

	$18,666	$19,378

        Provision for depreciation included in operating expenses for the years ended December 31, 2009, 2008 and 2007 amounted to $985 thousand, $1.0 million and $1.1 million, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

        Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2009	2008
Core deposit premiums, gross carrying amount	$3,438	$3,438
Other intangibles	646	646

	4,084	4,084
Accumulated amortization	(2,582)	(1,961)

Net	$1,502	$2,123

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS (Continued)

        Amortization of the intangibles amounted to $621 thousand, $507 thousand and $670 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of the intangibles is scheduled to be as follows:

(Dollars in thousands)
2010	$621
2011	517
2012	204
2013	160

$1,502

        The acquisition of two financial advisory firms in 2008 resulted in recognition of $646 thousand in an intangible asset related to the customer list. The intangible asset is being amortized on a straight line basis over five years.

        Goodwill at December 31, 2008 amounted to $27.8 million. This represented $4.9 million acquired in the DeKalb acquisition in 2006, $22.8 million acquired in the DutchFork acquisition in 2004 and $36 thousand resulting from a branch acquisition in 2003. The goodwill from each of these acquisitions is tested for impairment annually, as of September 30th in accordance with FASB ASC Topic 350-10-35. The fair value is estimated using a cash flow approach based upon the present value of the expected cash flows based on the bank as one operating unit. These valuations indicated that no impairment charge was required during the years ended December 31, 2008.

        Market capitalization and acquisition multiples have significantly declined since 2004 and 2006, which are the dates of the acquisition of Dutchfork Bankshares and DeKalb Bancshares, respectively. The multiples and the resulting valuations have declined dramatically throughout 2008 and 2009 as a result of the current economic downturn. The step 2 test under accounting guidance at September 30, 2009 reflected 100 percent of the goodwill was impaired. As a result, the company recognized a goodwill impairment charge in the amount of $27.8 million in the third quarter of 2009. The impairment charge resulted in all of the goodwill intangible being written off as of September 30, 2009.

        In 2006, the bank acquired $3.5 million in bank-owned life insurance that provides benefits to various existing officers. The carrying value of all existing policies at December 31, 2009 and 2008 was $10.6 million and $10.2 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

        The following summarizes the activity in the other real estate owned for the years ended December 31, 2009 and 2008.

	December 31,
(In thousands)	2009	2008
Balance—beginning of year	$747	$132
Additions—foreclosures	3,635	748
Sales	1,215	133

Balance, end of year	$3,167	$747

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—DEPOSITS

        At December 31, 2009, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2010	$164,722
2011	35,419
2012	26,170
2013	8,976
2014	6,138
Thereafter	5,079

$246,504

        Interest paid on certificates of deposits of $100 thousand or more totaled $2.9 million, $4.6 million and $4.4 million in 2009, 2008 and 2007, respectively.

        Included in time deposits at December 31, 2009 and 2008 were brokered deposits of $14.9 million and $23.0 million, respectively.

        Deposits from directors and executive officer and their related interests at December 31, 2009 and 2008 amounted to approximately $8.2 million and $2.3 million, respectively.

        The amount of overdrafts classified as loans at December 31, 2009 and 2008 were $128 thousand and $157 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2009 and 2008 was 0.40% and 0.42%, respectively. The maximum month-end balance during 2009 and 2008 was $28.9 million and $40.0 million respectively. The average outstanding balance during the years ended December 31, 2009 and 2008 amounted to $24.6 million and $28.2 million, respectively, and an average rate 0.40% and 1.24%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

        Other borrowed money at December 31, 2009 and 2008 consisted of $164 thousand and $152 thousand, respectively, which was due under the treasury tax and loan note program.

        At December 31, 2009 and 2008, the company had unused short-term lines of credit totaling $20.0 million.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances from the FHLB Atlanta at December 31, 2009 and 2008, consisted of the following:

	2009		2008
(Dollars in thousands) Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2009		$—	0.48%	$9,000
2010	2.94%	3,000	3.58%	28,896
2011	2.99%	18,500	3.05%	18,500
2013	3.41%	11,500	3.57	8,500
More than five Years	4.11%	40,326	4.10%	41,058

	3.67%	$73,326	3.42%	$105,954

        As collateral for its advances, the company has pledged in the form of blanket liens, eligible loans, in the amount of $85.3 million at December 31, 2009. In addition, securities with a fair value of approximately $32.4 million have been pledged as collateral for advances as of December 31, 2009. At December 31, 2008 loans in the amount of $93.8 million and securities with a fair value of $64.0 million were pledged as collateral for advances. In addition, the company's investment in Federal Home Loan Bank stock is pledged for advances. Advances are subject to prepayment penalties. The average advances during 2009 and 2008 were $100.9 million and $89.3 million, respectively. The average interest rate for 2009 and 2008 was 3.70% and 3.66%, respectively. The maximum outstanding amount at any month end was $103.2 million and $108.5 million for 2009 and 2008.

        A purchase premium balance of $896 thousand is included at December 31, 2008 in a $25.0 million advance acquired in the 2004 acquisition of DutchFork. This advance was prepaid in the fourth quarter of 2009 and a loss of $658 thousand was recognized in earnings on the early extinguishment of the advance.

Note 13—JUNIOR SUBORDINATED DEBENTURES

        On September 16, 2004, FCC Capital Trust I (Trust I), a wholly owned subsidiary of the company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points. The distributions are cumulative and payable in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I security were eligible to be redeemed in whole but not in part, at any time prior to September 16, 2009 following an occurrence of a tax event, a capital treatment event or an investment company event. Currently these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The company has no current intention to exercise its right to defer payments of interest on the Trust I securities.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	Year ended December 31
(Dollars in thousands)	2009	2008	2007
Current
Federal	$(498)	$1,143	$1,061
State	—	—	218

	(498)	1,143	1,275

Deferred
Federal	1,194	(4,904)	446
State	—	—	—

	1,194	(4,904)	446

Income tax expense (benefit)	$696	$(3,761)	$1,725

        Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2009	2008	2007
Expected federal income tax expense	$(8,341)	$(3,588)	$1,934
Goodwill impairment acquired in non-taxable acquisitions	9,439
State income tax net of federal benefit	—	—	144
Tax exempt interest	(111)	(118)	(126)
Nontaxable dividends	—	(69)	(139)
Increase in cash surrender value life insurance	(140)	(141)	(118)
Other	(151)	155	30

	$696	$(3,761)	$1,725

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

        The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2009	2008
Assets:
Allowance for loan losses	$1,650	$1,558
Excess tax basis of deductible intangible assets	179	208
Excess book depreciation over tax depreciation	—	225
Premium on purchased FHLB Advances	—	304
Net operating loss carry forward	1,962	2,071
Excess tax basis of assets acquired	—	612
Unrealized loss on available-for-sale and held-to-maturity securities	950	784
Compensation expense deferred for tax purposes	500	389
Fair value adjustment on interest rate swap agreement	182	246
Deferred loss on other-than-temporary-impairment charges	4,345	4,928
Tax credit carry-forwards	322	245
Excess discount accretion on securities for tax purposes	267	—
Other	423	112

Total deferred tax asset	10,780	11,682
Valuation reserve	425	350

Total deferred tax asset net of valuation reserve	10,355	11,332

Liabilities:
Tax depreciation in excess of book depreciation	230	—
Excess tax basis of non-deductible intangible assets	335	503
Excess financial reporting basis of assets acquired	1,014	1,014
Other	1	12

Total deferred tax liabilities	1,580	1,529

Net deferred tax asset recognized	$8,775	$9,808

        A $350 thousand and $75 thousand valuation allowance were established in 2008 and 2009, respectively. The allowance primarily relates to deferred tax benefits for contribution carry forwards that expire in 2009 and 2010. At December 31, 2009, the company has net operating loss carry forwards acquired in the acquisitions of DutchFork and DeKalb for federal income tax purposes of approximately $5.8 million available to offset future taxable income through 2025. A valuation allowance is established when management believes that the related deferred tax asset is more likely than not going to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. During 2009, the company

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

recognized OTTI charges on certain investment securities in the amount of $12.8 million which resulted in recognition of a $4.3 million deferred tax asset at December 31, 2009. These losses are not deductible until the securities are sold or are deemed worthless. The net deferred asset is included in other assets on the consolidated balance sheets.

        A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale and held-to-maturity. The change in the tax expense related to the change in unrealized losses on these securities of $166 thousand has been recorded directly to shareholders' equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $953 thousand in addition to the $75 thousand valuation reserve.

Note 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

        FASB ASC 825-10-50 "Disclosure about Fair Value of Financial Instruments", requires the company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

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

        Short Term Borrowings—The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the Treasury) approximates fair value.

        Junior Subordinated Debentures—The fair values of junior subordinated debentures is estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments.

        Accrued Interest Payable—The fair value approximates the carrying value.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

        The carrying amount and estimated fair value of the company's financial instruments are as follows:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$20,844	$20,844	$12,367	$12,367
Held-to-maturity securities	56,104	49,092	69,482	63,379
Trading securities	—	—	2,505	2,505
Available-for-sale securities	131,836	131,836	155,378	155,378
Other investments, at cost	7,904	7,904	7,710	7,710
Loans receivable	344,187	340,505	332,964	338,811
Allowance for loan losses	4,854	—	4,581	—
Net loans	339,333	340,505	328,383	338,811
Accrued interest	2,200	2,200	2,580	2,580
Interest rate cap/floor/swap	(535)	(535)	(725)	(725)
Financial liabilities:
Non-interest bearing demand	$72,656	$72,656	$65,751	$65,751
NOW and money market accounts	104,659	104,659	94,256	94,256
Savings	25,757	25,757	22,461	22,461
Time deposits	246,504	248,473	241,330	244,411

Total deposits	449,576	451,545	423,798	426,879
Federal Home Loan Bank Advances	73,326	77,738	105,954	110,778
Federal Home Loan Bank Advances (Fair Value)	—	—	2,582	2,582
Short term borrowings	20,840	20,840	28,303	28,303
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	2,219	2,219	3,047	3,047

Note 16—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES

        The bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

        The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2009 and 2008, the bank had commitments to extend credit including lines of credit of $45.0 million and $50.8 million respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

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

        The primary market area served by the bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the bank's risk based capital, or approximately $13.4 million. Based on this criteria, the bank had five such concentrations at December 31, 2009, including $91.0 million (26.4% of total loans) to private households, $46.9 million (13.6% of total loans) to lessors of residential properties, $50.0 million (14.5% of total loans) to lessors of non-residential properties, $19.6 million (5.7% of total loans) to religious organizations and $14.8 million (4.3% of total loans) to land subdivision and development. As reflected above, private households make up 26.4% of total loans and equate to approximately 169.8% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 2,136). Commercial real estate loans represent $214.2 million or 62.2% of the portfolio. Approximately $70.9 million or 33.1% of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the bank's loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic stability of the area.

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

        At December 31, 2009, the bank has entered into the following interest rate swap agreement:

(Dollars in thousands) Notional Amount	Description	Cap/Swap Rate	Contract Date	Expiration Date	Fair Value 12/31/2009
$10,000	Interest Rate Swap	3.66% fixed	10/8/2008	10/8/2013	(535)

					$(535)

        The bank entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. The bank will receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At December 31, 2008 the fair value of the contract was a negative $725 thousand. The fair value adjustment of ($725) thousand was recognized in other income for the year ended December 31, 2008. The fair value of the contract at December 31, 2009 was ($535) thousand and the change from the year ended 2008 to December 31, 2009 of $190 thousand was recognized in other income. The fair value of the contract is calculated based on the present value, over the remaining term of the contract, of the difference between the five year swap rate multiplied by the notional amount at the reporting date and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

        The bank had entered into an interest rate cap contract in 2005 that expired on August 31, 2009. The cap contract agreement was entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreement provided for a payment to the bank of the difference between the cap rate of interest and the market rate of interest. The bank's exposure to credit risk was limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss was limited to the market value of the cap. Any gain or loss on the value of the contract was recognized in earnings during the period of the change. The bank received payments under the terms of the cap contract in the amount of $15 thousand and $92 thousand during the years ended December 31, 2008 and 2007, respectively. No payments were received in 2009. The bank recognized ($14) thousand, $178 thousand in other income to reflect the increase (decrease) in the value of the cap contract and floor contract (terminated in 2008) for the years ended December 31, 2008 and 2007, respectively. There was no impact on earnings during the year ended December 31, 2009 related to the cap contract. During the year ended December 31, 2008, the bank terminated an interest rate floor contract that it had entered into on July 24, 2006. The bank received cash in the amount of $608 thousand and recognized a gain on the sale of $179 thousand in other income during 2008.

Note 17—OTHER EXPENSES

        A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
ATM/Debit card processing	$342	$342	$347
Supplies	221	188	218
Telephone	300	331	361
Courier	79	98	89
Correspondent services	34	102	157
Insurance	194	188	217
Postage	192	191	196
Loss on limited partnership interest	119	382	—
Director fees	232	225	171
Professional fees	1,132	977	903
Other	957	770	547

	$3,802	$3,794	$3,206

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 18—STOCK OPTIONS

        The company has adopted a Stock Option Plan whereby shares have been reserved for issuance by the company upon the grant of stock options or restricted stock awards. At December 31, 2009 the company has 356,051 shares reserved for future grants. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

        Stock option transactions for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2006	280,271	$13.38	5.21	$936
Exercised	(54,230)	13.18
Forfeited	(328)	14.00

Outstanding December 31, 2007	225,713	$13.43	4.18	$410
Exercised	(200)	9.23

Outstanding December 31, 2008	225,513	13.43	3.18	$—
Forfeited	(34,453)	14.00

Outstanding December 31, 2009	191,060	13.33	2.73
Exercisable at December 31, 2009	191,060	$13.33	2.73	$—

        Stock options outstanding and exercisable as of December 31, 2009, are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 9.23 / $13.75	115,038	1.21	$9.36
$14.21 / $16.70	11,522	5.30	14.42
$20.15 / $22.50	64,500	5.03	20.24

	191,060	2.73	$13.33

        The total intrinsic value of share options exercised during the year ended December 31, 2008 and 2007 was approximately $1 thousand and $216 thousand, respectively. There were no options exercised or granted in 2009.

        During 2008, the Company issued 16,250 shares of restricted stock in connection with the acquisition of two investment advisory firms. The shares cliff vest in two years and are fully vested on September 15, 2010. The weighted average fair value of the shares issued was $12.00. Total cost associated with the shares issued amounted to $195 thousand and is included in salaries and benefit expense during the vesting period.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 19—EMPLOYEE BENEFIT PLAN

        The company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2009, 2008 and 2007 the plan expense amounted to $219 thousand, $181 thousand and $137 thousand, respectively. Prior to July 1, 2007, the company matched 50% of an employee's contribution up to a 6.00% participant contribution. Beginning July 1, 2007 the company matches 100% of the employee's contribution up to 3% and 50% of the employees contribution on the next 2% of the employees contribution.

        The company acquired various single premium life insurance policies from DutchFork that are funding fringe benefits to certain employees and officers. A Salary Continuation Plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the company receiving the remainder, thereby recovering its investment in the policies. In 2006, the company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3.5 million designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2009 and 2008 of all bank owned life insurance was $10.6 million and $10.2 million, respectively. Expenses accrued for the anticipated benefits under the Salary Continuation Plans for the year ended December 31, 2009, 2008 and 2007 amounted to $276 thousand, $301 thousand, and $294 thousand, respectively.

Note 20—EARNINGS PER SHARE

        The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2009	2008	2007
Numerator (Included in basic and diluted earnings per share)	$(25,887)	$(6,864)	$3,965

Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	3,257	3,203	3,234
Dilutive securities:
Stock options—Treasury stock method	—	—	50

Diluted common share outstanding	3,257	3,203	3,284

        The average market price used in calculating the assumed number of dilutive shares issued for the years ended December 31, 2007 was $16.16. As result of the net loss in 2009 and 2008 options are not dilutive in calculating diluted earnings per share.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

        The company and bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and bank must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The company and bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The company and bank are required to maintain minimum Tier 1 capital, total risked based capital and Tier 1 leverage ratios of 4%, 8% and 4%, respectively.

        At December 31, 2009, the most recent notification from the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized the bank must maintain minimum Tier 1 capital, total risk-based capital and Tier 1 leverage ratios of 6%, 10% and 5%, respectively. There are no conditions or events since that notification that management believes have changed the bank's well capitalized status.

        Based on discussions with the OCC following its most recent safety and soundness examination of the bank in June 2009, the bank presently expects to receive a written agreement from the OCC some time in 2010 which could require the bank to take certain actions to address concerns raised in the examination, including maintaining capital ratios in excess of the minimum thresholds required for a bank to be well capitalized. If the bank were to receive a written agreement and if the bank were to fail to comply with the requirements in such written agreement, it may be subject to further regulatory action.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

        The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the bank and the company are as follows:

	Actual		Required to be Categorized Adequately Capitalized		Required to be Categorized Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2009
First Community Corporation
Tier 1 Capital	$52,491	12.41%	$16,916	4.00%	N/A	N/A
Total Risked Based Capital	57,345	13.56%	33,833	8.00%	N/A	N/A
Tier 1 Leverage	52,491	8.41%	24,977	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$48,725	11.47%	$16,995	4.00%	$25,492	6.00%
Total Risked Based Capital	53,579	12.61%	33,989	8.00%	42,487	10.00%
Tier 1 Leverage	48,725	7.83%	24,895	4.00%	31,196	5.00%
December 31, 2008
First Community Corporation
Tier 1 Capital	$50,298	12.58%	$15,933	4.00%	N/A	N/A
Total Risked Based Capital	54,879	13.73%	31,943	8.00%	N/A	N/A
Tier 1 Leverage	50,298	8.28%	24,302	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$44,931	11.27%	$15,940	4.00%	$23,910	6.00%
Total Risked Based Capital	49,512	12.42%	31,880	8.00%	39,850	10.00%
Tier 1 Leverage	44,931	7.40%	24,287	4.00%	30,359	5.00%

        Under applicable federal law, the OCC restricts a national bank's total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 2009, as result of the net loss there were no retained net profits free of such restriction. Until the Bank recognizes accumulated earnings exceeding the current retained net deficit, dividends from the bank to the holding company are restricted without prior approval of the Office of the Comptroller of the Currency.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

Note 22—PARENT COMPANY FINANCIAL INFORMATION

        The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2009	2008
Assets:
Cash on deposit	$2,593	$1,692
Securities purchased under agreement to resell	—	585
Investment securities available-for-sale	1,291	3,297
Investment in bank subsidiary	52,661	77,788
Other	543	556

Total assets	$57,088	$83,918

Liabilities:
Junior subordinated debentures	$15,464	$15,464
Other	184	298

Total liabilities	15,648	15,762

Shareholders' equity	41,440	68,156

Total liabilities and shareholders' equity	$57,088	$83,918

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Income:
Interest income	$69	$137	$57
Dividend income from bank subsidiary	—	1,785	1,934
Equity in undistributed earnings (loss) of subsidiary	(24,726)	(7,875)	2,904

Total income	(24,657)	(5,953)	4,895

Expenses:
Interest expense	537	927	1,201
Other	206	166	143

Total expense	743	1,093	1,344

Income (loss) before taxes	(25,400)	(7,046)	3,551
Income taxes (benefit)	(169)	(253)	(413)

Net Income (loss)	$(25,231)	$(6,793)	$3,964

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net Income (loss)	$(25,231)	$(6,793)	$3,965
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Increase (decrease) in equity in undistributed earnings of subsidiary	24,726	7,875	(2,904)
Other-net	11	418	(302)

Net cash provided (used) by operating activities	(494)	1,500	759

Cash flows from investing activities:
Purchase of available-for sale-securities	(12)	(3,250)	—
Maturity of available-for-sale securities	2,000	1,250	—
Investment in bank subsidiary	—	(9,195)	—
Net cash received (disbursed) in business combination	—	—	—

Net cash provided (used) by investing activities	1,988	(11,195)	—

Cash flows from financing activities:
Dividends paid: Common stock	(777)	(1,097)	(873)
Preferred stock	(567)	—	—
Purchase of common stock	—	(267)	(2,033)
Proceeds from issuance of common stock	166	398	900
Proceeds from issuance of preferred stock	—	11,350	—

Net cash provided (used) in financing activities	(1,178)	10,384	(2,006)

Increase (decrease) in cash and cash equivalents	316	689	(1,247)
Cash and cash equivalents, beginning of period	2,277	1,588	2,835

Cash and cash equivalents, end of period	$2,593	$2,277	$1,588

Note 23—SUBSEQUENT EVENTS

        Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 24—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2009 and 2008 (Dollars in thousands, except per share amounts).

2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$7,686	$7,714	$7,662	$7,919
Net interest income	4,764	4,481	4,322	4,310
Provision for loan losses	1,046	665	941	451
Gain (loss) on sale of securities	835	291	9	354
Other-than-temporary-impairment	(80)	(179)	(85)	(657)
Impairment of goodwill	—	(27,761)	—	—
Income (loss) before income taxes	1,072	(26,944)	454	883
Net income (loss)	868	(27,085)	414	572
Preferred stock dividends	162	165	165	164
Net income (loss) available to common shareholders	$706	$(27,250)	$249	$408
Net income (loss) per share, basic	$0.22	$(8.35)	$0.08	$0.13
Net income (loss) per share, diluted	$0.22	$(8.35)	$0.08	$0.13

2008	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$8,244	$8,426	$8,484	$7,854
Net interest income	4,287	4,436	4,487	3,988
Provision for loan losses	1,406	359	209	155
Gain (loss) on sale of securities	—	—	—	(28)
Other-than-temporary-impairment	(169)	(8,163)	(6,162)	—
Income (loss) before income taxes	(1,126)	(6,632)	(4,403)	1,607
Net income (loss)	(488)	(3,946)	(3,482)	1,123
Preferred stock dividends	71	—	—	—
Net income (loss) available to common shareholders	$(559)	(3,946)	$(3,482)	$1,123
Net income (loss) per share, basic	$(0.17)	(1.23)	$(1.09)	$0.35
Net income (loss) per share, diluted	$(0.17)	(1.23)	$(1.09)	$0.35

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 is included in Item 8 of this report under the heading "Management's Report on Internal Controls Over Financial Reporting."

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

        We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at: www.firstcommunitysc.com.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2009. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders(1)	191,060	$13.33	356,051
Equity compensation plans not approved by security holders	—	—	—
Total(2)	191,060	$13.33	356,051

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

        The additional information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" and hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 19, 2010.

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

        The following consolidated financial statements are located in Item 8 of this report.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2009 and 2008

  •
  Consolidated Statements of Income (loss) for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

  •
  Notes to the Consolidated Financial Statements

(a)(2)    Financial Statement Schedules

        These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3)    Exhibits

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 to the company's Form 8-K filed on January 20, 2006).
2.2
Agreement and Plan of Merger by and between First Community Corporation and DutchFork Bancshares, Inc. dated as of April 12, 2004 (incorporated by reference to Appendix A of the Form S-4 filed on June 7, 2004).
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
10.14	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on June 19, 2008).*
10.15	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the company's Form 8-K filed on June 19, 2008).*
10.16	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the company's Form 8-K filed on June 19, 2008).*

10.17	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the company's Form 8-K filed on June 19, 2008).*
10.18	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the company's Form 8-K filed on June 19, 2008).*
10.19	Employment Agreement by and between James C. Leventis and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the company's Form 8-K filed on June 19, 2008).*
21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification pursuant of the Chief Financial Officer to 31 C.F.R. Section 30.15.

The Exhibits listed above will be furnished to any security holder free of charge upon written request to the Corporate Secretary, First Community Corporation, 5455 Sunset Blvd., Lexington, South Carolina 29072.

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

Date: March 29, 2010	FIRST COMMUNITY CORPORATION
	By:	/s/ MICHAEL C. CRAPPS Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ RICHARD K. BOGAN Richard K. Bogan	Director	March 29, 2010
/s/ THOMAS C. BROWN Thomas C. Brown	Director	March 29, 2010
/s/ CHIMIN J. CHAO Chimin J. Chao	Director	March 29, 2010
/s/ MICHAEL C. CRAPPS Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 29, 2010
/s/ ANITA B. EASTER Anita B. Easter	Director	March 29, 2010

Signature	Title	Date

/s/ O. A. ETHRIDGE O. A. Ethridge	Director	March 29, 2010
/s/ GEORGE H. FANN, JR. George H. Fann, Jr.	Director	March 29, 2010
/s/ J. THOMAS JOHNSON J. Thomas Johnson	Director, Vice Chairman of the Board,	March 29, 2010
/s/ W. JAMES KITCHENS, JR. W. James Kitchens, Jr.	Director	March 29, 2010
/s/ JAMES C. LEVENTIS James C. Leventis	Director, Chairman of the Board, & Secretary	March 29, 2010
/s/ ALEXANDER SNIPES, JR. Alexander Snipes, Jr.	Director	March 29, 2010
/s/ RICHARD M. TODD, JR. Richard M. Todd, Jr.	Director	March 29, 2010
/s/ LORETTA R. WHITEHEAD Loretta R. Whitehead	Director	March 29, 2010
/s/ MITCHELL M. WILLOUGHBY Mitchell M. Willoughby	Director	March 29, 2010
/s/ JOSEPH G. SAWYER Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 29, 2010

Exhibit List

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification pursuant of the Chief Financial Officer to 31 C.F.R. Section 30.15.