Form 10-Q
period 2010-03-31
FIRST COMMUNITY CORP /SC/
filed 2010-05-17
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 13, 2010, 3,257,490 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and due from banks	$8,283	$6,752
Interest-bearing bank balances	26,973	13,635
Federal funds sold and securities purchased under agreements to resell	478	457
Investment securities - available for sale	131,966	131,836
Investment securities - held to maturity (market value of $48,469 and $49,092 at March 31, 2010 and December 31, 2009, respectively)	53,685	56,104
Other investments, at cost	7,904	7,904
Loans	342,203	344,187
Less, allowance for loan losses	4,868	4,854
Net loans	337,335	339,333
Property, furniture and equipment - net	18,509	18,666
Bank owned life insurance	10,627	10,551
Other real estate owned	4,926	3,167
Intangible assets	1,347	1,502
Other assets	15,449	15,920
Total assets	$617,482	$605,827
LIABILITIES
Deposits:
Non-interest bearing demand	$77,678	$72,656
NOW and money market accounts	113,234	104,659
Savings	28,408	25,757
Time deposits less than $100,000	158,451	156,422
Time deposits $100,000 and over	87,429	90,082
Total deposits	465,200	449,576
Securities sold under agreements to repurchase	19,453	20,676
Federal Home Loan Bank advances	70,072	73,326
Junior subordinated debt	15,464	15,464
Other borrowed money	137	164
Other liabilities	4,791	5,181
Total liabilities	575,117	564,387
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	10,963	10,939
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,257,490 at March 31, 2010 and 3,252,358 at December 31, 2009	3,258	3,252
Common stock warrants issued	509	509
Nonvested restricted stock	(53)	(79)
Additional paid in capital	48,897	48,873
Retained earnings (deficit)	(20,109)	(20,401)
Accumulated other comprehensive income (loss)	(1,100)	(1,653)
Total shareholders’ equity	42,365	41,440
Total liabilities and shareholders’ equity	$617,482	$605,827

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months ended March 31,
(Dollars in thousands, except per share amounts)	2010	2009
Interest and dividend income:
Loans, including fees	$5,050	$4,963
Taxable securities	2,016	2,851
Non-taxable securities	71	90
Federal funds sold and securities purchased under resale agreements	9	5
Other	9	10
Total interest income	7,155	7,919
Interest expense:
Deposits	1,671	2,476
Federal funds sold and securities sold under agreement to repurchase	21	29
Other borrowed money	756	1,104
Total interest expense	2,448	3,609
Net interest income	4,707	4,310
Provision for loan losses	550	451
Net interest income after provision for loan losses	4,157	3,859
Non-interest income:
Deposit service charges	485	556
Mortgage origination fees	124	217
Commissions on sale of non-deposit investment products	174	149
Gain (loss) on sale of securities	2	354
Other-than-temporary-impairment write-down on securities	(143)	(657)
Fair value adjustment gains (losses)	(196)	21
Other	376	408
Total non-interest income	822	1,048
Non-interest expense:
Salaries and employee benefits	2,127	2,013
Occupancy	314	300
Equipment	288	319
Marketing and public relations	91	107
FDIC Assessment	204	121
Amortization of intangibles	155	155
Other	1,007	1,009
Total non-interest expense	4,186	4,024
Net income before tax	793	883
Income taxes	204	311
Net income	$589	$572
Preferred stock dividends, including discount accretion	166	164
Net income available to common shareholders	$423	$408

Basic earnings per common share	$0.13	$0.13
Diluted earnings per common share	$0.13	$0.13
Dividends declared per common share	$0.04	$0.08

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

Three Months ended March 31, 2010 and March 31, 2009

								Accumulated
		Common		Common	Additional	Nonvested	Retained	Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income (loss)	Total
Balance December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440
Comprehensive Income:
Net income							589		589
Other comprehensive income:
Unrealized gain arising during period on available-for-sale securities net of tax expense of $259								480
Reclassification adjustment for Other-than-temporary-Impairment included in income net of tax benefit of $39								73
Other comprehensive loss								553	553
Comprehensive income									1,142
Amortization of compensation on restricted stock	—					26			26
Dividends: Common ($0.04 per share)							(131)		(131)
Preferred	24						(166)		(142)
Dividend reinvestment plan		6	6		24				30
Balance, March 31, 2010	$10,963	3,258	$3,258	$509	$48,897	$(53)	$(20,109)	$(1,100)	42,365

Balance, December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive Income:
Net income							572		572
Other comprehensive loss:
Unrealized gain arising during period on available-for-sale securities net of tax expense of $143								264
Unrealized market loss on held-to-maturity securities (net of $404 tax benefit)								(750)
Less: reclassification adjustment for gain included in net income, net of tax expense of $65								(125)
Other comprehensive loss								(611)	(611)
Comprehensive income									(39)
Amortization of compensation on restricted stock	—					26			26
Dividends: Common ($0.08 per share)							(258)		(258)
Preferred	22						(164)		(142)
Dividend reinvestment plan		9	9		46				55
Balance, March 31, 2009	$10,872	3,236	$3,236	$509	$48,778	$(160)	$6,413	$(1,850)	67,798

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$589	$572
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation	229	249
Premium amortization (discount accretion)	272	(43)
Provision for loan losses	550	451
Amortization of intangibles	155	155
Gain on sale of securities	(2)	(354)
Other-than-temporary-impairment on securities	143	657
Net (increase) decrease in fair value option instruments and derivatives	196	(21)
(Increase) decrease in other assets	116	428
Increase (decrease) in other liabilities	(390)	(304)
Net cash provided in operating activities	1,858	1,790
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(13,746)	(17,424)
Maturity of investment securities available-for-sale	14,148	16,115
Proceeds from sale of securities available-for-sale	2	11,187
Maturity of investment securities held-to-maturity	2,381	2,972
Maturity of securities held-for-trading	—	166
Decrease (increase) in loans	(520)	1,097
Purchase of property and equipment	(72)	(175)
Net cash provided in investing activities	2,193	13,938
Cash flows provided from financing activities:
Increase in deposit accounts	15,610	9,426
Increase (decrease) in securities sold under agreements to repurchase	(1,223)	175
Decrease in other borrowings	(27)	(31)
Advances from the FHLB	—	4,000
Repayment of advances FHLB	(3,254)	(9,254)
Dividends paid: Common Stock	(131)	(258)
Preferred Stock	(166)	(142)
Dividend reinvestment plan	30	55
Net cash provided from financing activities	10,839	3,971
Net increase in cash and cash equivalents	14,890	19,699
Cash and cash equivalents at beginning of period	20,844	12,367
Cash and cash equivalents at end of period	35,734	32,066
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,602	$3,695
Income taxes	$—	$350
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$554	$(925)
Transfer of loans to foreclosed property	$1,972	$681

Notes to Consolidated Financial Statements

Note 1            - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2010 and December 31, 2009, the Company’s results of operations for the three months ended March 31, 2010 and 2009, and the Company’s cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q.  The information included in the Company’s 2009 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 — Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

(In thousands except average market price)

	Three months
	ended March 31,
	2010	2009
Numerator (Net income available to common shareholders)	$423	$408
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,238	3,231
Dilutive securities:
Stock options — Treasury stock method	—	—
Diluted earnings per share	3,238	3,231
The average market price used in calculating assumed number of shares	$6.19	$6.56

At March 31, 2010 there were 190,256 outstanding options at an average exercise price of $13.28 and warrants for 196,000 shares at $8.69.  None of the options or warrants have an exercise price below the average market price of $6.19 for the three-month period ended March 31, 2010 and therefore are not deemed to be dilutive.

Note 3 —Assets and Liabilities Measured at Fair Value

In connection with the adoption of the Fair Value Option, the company adopted the requirements of the FASB ASC Fair Value Measurement Topic which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Fair Value Measurement Topic also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Note 3 —Assets and Liabilities Measured at Fair Value - continued

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

Investment Securities Held-to-Maturity: Investment securities that are held-to-maturity and considered other-than-temporarily-impaired are recorded at fair value in accordance with the FASB ASC Topic on “Investments- Debt and Equity Securities” on a non recurring basis.  If the Company does not expect to recover the entire amortized cost basis of the security, other-than-temporary-impairment (OTTI) is considered to have occurred.  See Note 4 for determining allocation between current earnings and comprehensive income.  Measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 2 securities include private label mortgage-backed securities.  Generally these fair values are priced from established pricing models.

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

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

Note 3 —Assets and Liabilities Measured at Fair Value - continued

volatility and expected cash payments.  The measurement of the interest rate swap and cap are considered to be a Level 3 measurement.

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets are measured for impairment on an annual basis, as of September 30th, or more frequently if there is a change in circumstances.  If the goodwill or other intangibles exceed the fair value, an impairment charge is recorded in an amount equal to the excess.  Impairment is tested utilizing accepted valuation techniques utilizing discounted cash flows of the business unit, and implied fair value based on a multiple of earnings and tangible book value for merger transactions.  The measurement of these fair values is considered a Level 3 measurement.  The goodwill impairment test as of September 30, 2009, reflected impairment in the amount of $27.8 million, and, as a result, the balance of goodwill was written off as of that date.

Federal Home Loan Bank Advances:  Certain Federal Home Loan Bank advances are accounted for in accordance with the provisions of the Fair Value Option Topic.  The fair value is calculated on a recurring basis using a discounted cash flow model based on current rate for advances with similar remaining terms.  The measurement of these advances is considered Level 3 measurement.

The following tables reflect the changes in fair values for the three-month periods ended March 31, 2010 and 2009 and where these changes are included in the income statement:

(Dollars in thousands)

March 31, 2010

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Interest rate cap/swap	$(196)	$(196)
Total	$(196)	$(196)

(Dollars in thousands)

March 31, 2009

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Trading securities	$21	$21
Interest rate cap/floor	(11)	(11)
Federal Home Loan Bank Advance	11	11
Total	$21	$21

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2010 and December 31, 2009 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	5,540		5,540
Mortgage backed securities	88,323		88,323
Small Business Administration securities	17,285		17,285
State and local government	8,234		8,234
Corporate and other securities	12,584	1,266	5,538	5,780
	131,966	1,266	124,920	5,780

Interest rate cap/swap	(643)	—	—	(643)
Total	$131,323	$1,266	$124,920	$5,137

(Dollars in thousands)

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	7,718		7,718
Mortgage backed securities	94,124		94,124
Small Business Administration securities	9,408		9,408
State and local government	8,179		8,179
Corporate and other securities	12,407	1,215	5,412	5,780
	131,836	1,215	124,841	5,780

Interest rate cap/floor	(535)	—	—	(535)
Total	$131,301	$1,215	$124,841	$5,245

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2010, that are measured on a recurring basis.

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, December 31, 2009	$5,780	$(535)

Gain (loss) recognized		(196)
Payment	—	88
Ending Balance, March 31, 2010	$5,780	$(643)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2010 that are measured on a non-recurring basis.  Other intangible assets are measured on a non-recurring basis at least annually.  The valuation is performed each year at September 30.

(Dollars in thousands)

Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,602	$—	$5,602	—
Held-to-Maturity securities (OTTI)	2,396	—	2,396	—
Other real estate owned	4,926	—	4,926	—
Total	$12,924	$—	$12,924	—

Note 4—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010:
State and local government	$2,711	$84	$—	$2,795
Mortgage-backed securities	50,914	399	5,698	45,615
Other	60	—	1	59
	$53,685	$483	$5,699	$48,469

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
State and local government	$2,711	$94	$—	$2,805
Mortgage-backed securities	53,333	389	7,492	46,230
Other	60	—	3-	57
	$56,104	$483	$7,495	$49,092

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2010:
Government sponsored enterprises	5,500	40	—	5,540
Small business Administration pools	17,189	121	25	17,285
Mortgage-backed securities	86,997	2,405	1,079	88,323
State and local government	8,103	157	26	8,234
Corporate and other securities	14,258	457	2,131	12,584
	$132,047	$3,180	$3,261	$131,966

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009:
Government sponsored enterprises	7,682	50	14	7,718
Small business Administration pools	9,354	74	20	9,408
Mortgage-backed securities	93,131	2,096	1,103	94,124
State and local government	8,106	123	50	8,179
Corporate and other securities	14,495	361	2,449	12,407
	$132,768	$2,704	$3,636	$131,836

During the three months ended March 31, 2010 and March 31, 2009, the Company received proceeds of $2,000 and $11,187, respectively, from the sale of investment securities available-for-sale, amounting to gains of $2,000 and $354,000 in earnings for each respective period.

As prescribed by FASB ASC 320-10-35 for the quarter ended March 31, 2010, the Company recognized the credit component of an other-than-temporary impairment (OTTI) of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

Note 4—Investment Securities — continued

At March 31, 2010 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.5 million, corporate debt obligations (“CDOs”) of $4.8 million, mutual funds at $878,000 and Federal Home Loan Mortgage Corporation preferred stock of $388,000.  At December 31, 2009 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.3 million, CDOs of $4.9 million, mutual funds at $865,000 and Federal Home Loan Mortgage Corporation preferred stock of $348,000.

During the three months ended March 31, 2010 and March 31, 2009, the Company recorded other-than-temporary impairment losses on held-to-maturity and available-for-sale securities as follows:

(Dollars in thousands)

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$28	$115	$143	$1,301	$510	$1,811
OTTI recognized in other comprehensive income (non-credit component)	—	—		$1,154	—	$1,154
Net impairment losses recognized in earnings (credit component)	$28	$115	$143	$147	$510	$657

During 2010, an other than temporary impairment occurred of which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the three months ended March 31, 2010 and March 31, 2009.

(Dollars in thousands)

	2010		2009
	Available for	Held to	Held to
	Sale	maturity	maturity

Balance at beginning of period	$165	$326	—

Other-than-temporary-impairment not previously recognized	115	—	147

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	28	—
Realized losses during the period	(73)	—	—
Balance related to credit losses on debt securities at end of period	$207	$354	$147

Note 4—Investment Securities - continued

As of March 31, 2010, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings consisted of two non-agency mortgage backed securities.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security.  Relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the remaining unrealized losses.  The average prepayment rate, default rate and severity used in the valuations were approximately 11%, 5%, and 53%, respectively.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2010 and December 31, 2009.

March 31, 2010

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	5,802	40	—	—	5,802	40
Small Business Administration Pools	2,481	25			2,481	25
Non-agency mortgage-backed securities	862	224	7054	815	7,916	1,039
Corporate bonds	780	49	7,210	2,082	7,990	2,131
State and local government	1,003	26	—	—	1,003	26
	10,928	364	14,264	2,897	25,192	3,261
Held-to-maturity securities:
Non-agency mortgage-backed securities	2,110	484	40,535	5,214	42,645	5,698
Other	50	1	—	—	50	1
	2,160	485	40,535	5,214	42,695	5,699
Total	$13,088	$849	$54,799	$8,111	$67,887	$8,960

December 31, 2009

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$1,486	$14	$—	$—	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	16,577	142	—	—	16,577	142
Small Business Administration pools	3,430	20	—	—	3,430	20
Non-agency mortgage-backed securities	472	130	7,880	831	8,352	961
Corporate bonds and other	2,033	247	8,191	2,202	10,224	2,449
State and local government	3,626	50	—	—	3,626	50
	27,624	603	16,071	3,033	43,695	3,636
Held-to-maturity securities:
Non-agency mortgage-backed securities	5,135	1,364	35,882	6,128	41,017	7,492
Other	57	3	—	—	57	3
	5,192	1,367	35,882	6,128	41,074	7,495
Total	$32,816	$1,970	$51,953	$9,161	$84,769	$11,131

Note 4—Investment Securities — continued

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2009 and into 2010 the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At March 31, 2010, First Community Bank, N.A. (the “Bank”) owns mortgage-backed securities (MBSs) including collateralized mortgage obligations (CMOs) with a book value of $77.0 million and approximate fair value of $79.4 million issued by government sponsored entities (GSEs). Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of March 31, 2010 and December 31, 2009, all of the MBSs issued by GSEs are classified as “Available for Sale“. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (PLMBSs) including CMOs at March 31, 2010 with an amortized cost of $62.6 million and approximate fair value of $54.6 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and continuing into 2009 and 2010. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the quarter ended March 31, 2010, the Company identified four PLMBS with a fair value of $3.3 million that it considers other-than-temporarily-impaired.  As prescribed by FASB ASC 320-10-65, the Company has recognized an impairment charge in earnings of $75,500 and no impairment charge during the first quarter of 2010 through other comprehensive income.  The $75,500 represents the estimated credit losses on these securities for the quarter ended March 31, 2010.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.    The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of its amortized cost.

It is expected that the PLMBS portfolio will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the remaining balance of these investments to be other-than-temporarily impaired at March 31, 2010.

Note 4—Investment Securities - continued

The following table summarizes as of March 31, 2010 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	17	$9,732	$9,120	$9,131
AA1	1	2,694	2,595	2,110
AA	2	4,848	4,678	4,559
A1	1	3,873	3,642	3,523
A3	1	414	414	411
BAA1	1	466	583	466
Below Investment Grade	19	45,469	41,556	34,363
Total	42	$67,496	$62,588	$54,563

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with eight different issuers. The economic conditions throughout 2008, 2009 and 2010 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better with the exception of four bonds downgraded below investment grade as of March 31, 2010. The first is rated C by Fitch and Ca by Moody and is a preferred term security with a par value of $2.0 million, book value of $1.90 million and fair value of $941,000 (PRETSL XIII B class).  During the quarter ended March 31, 2010, the Company identified this bond as other-than-temporarily-impaired and recognized an impairment charge for the credit component in earnings of $67,000.  The second bond was downgraded in 2009 and is a collateralized debt obligation (CDO ACE 2005-15 3A), rated CCC- by S&P, with a carrying value of $998,000 and fair value of $905,000. This bond matures in December 2010 and it is anticipated that we will receive the par value of the bond at maturity. The third bond is also a CDO, (ACE 2005—12AI) rated CCC+ by S&P and B3 by Moody’s with a carrying value of $4.9 million and a fair value of $3.93 million and matures in July 2014. The fourth bond is rated Ba1 by Moody and BBB- S&P (SLMA O) with a carrying value of $998,000 and a fair value of $780,000 and matures in July 2014.  All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. Because the Company has the ability and it is more likely than not the Company can hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010, except to the extent OTTI has been previously recognized on the PRETSL XIII noted above.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.

Note 4—Investment Securities - continued

The amortized cost and fair value of investment securities at March 31, 2010 by contractual maturity follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  Mortgage-backed securities are based on average life at estimated prepayment speeds.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,595	$3,589	$15,900	$14,834
Due after one year through five years	17,361	15,340	64,636	65,089
Due after five years through ten years	23,817	20,437	35,956	35,301
Due after ten years	8,912	9,103	15,555	16,742
	$53,685	$48,469	$132,047	$131,966

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In January 2010, compensation guidance was updated to reflect the SEC’s views of when escrowed share arrangements are considered to be compensatory.  Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory.  Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities.  The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment is terminated is compensation. The guidance is effective upon issuance and had no impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles.  Disclosure requirements provided in the June 2009 guidance were not deferred.  The amendments were effective January 1, 2010 and had no effect on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting.  The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted.  The Company does not expect these amendments to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 6 — Fair Value of Financial Instruments

FASB ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments”, requires the company to disclose estimated fair values for its financial instruments.  Fair value estimates, methods, and assumptions are set forth below.

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

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

Note 6 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$35,734	$35,734	$20,844	$20,844
Held-to-maturity securities	53,685	48,469	56,104	49,092
Available-for-sale securities	131,966	131,966	131,836	131,836
Other investments, at cost	7,904	7,904	7,904	7,904
Loans receivable	342,203	340,827	344,187	340,505
Allowance for loan losses	4,868	—	4,854	—
Net loans	337,335	340,827	339,333	340,505
Accrued interest	2,065	2,065	2,200	2,200
Interest rate cap/floor/swap	(643)	(643)	(535)	(535)

Financial liabilities:
Non-interest bearing demand	$77,678	$77,678	$72,656	$72,656
NOW and money market accounts	113,234	113,234	104,659	104,659
Savings	28,408	28,408	25,757	25,757
Time deposits	245,880	248,003	246,504	248,473
Total deposits	465,200	467,323	449,576	451,545
Federal Home Loan Bank Advances	70,072	74,853	73,326	77,738
Short term borrowings	19,590	19,590	20,840	20,840
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	2,053	2,053	2,219	2,219

Note 7 — Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and, with the exception of the two items disclosed below, no additional subsequent events occurred requiring accrual or disclosure.

On April 6, 2010, First Community Bank, the subsidiary bank of First Community Corporation entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), our primary bank regulator.  The Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Agreement, the OCC’s primary concern with First Community Bank is driven by the rating agencies’ downgrades of non-agency MBSs in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has separately established the following individual minimum capital ratios for the Bank: a Tier I leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of March 31, 2010, the Bank exceeds these ratios.  The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the agreement.  Management has already submitted revisions to certain policies to the OCC and anticipates that all of the revisions will be submitted by the end of May 2010.

Subsequent to March 31, 2010, we restructured a portion of our available-for-sale investments. We sold the CDO ACE 2005-12 AI, (see note 4 Corporate Bond section), and realized a loss in the amount of $1.7 million.  Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million.  The funds received from this transaction were primarily invested in other securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools.  Both of these types of securities carry a zero percent regulatory risk weighting and are backed by the full faith and credit of the United States Government.  A significant portion of the proceeds were reinvested into adjustable rate securities.  As a result of this transaction, we believe we have structured the balance sheet to continue to provide for improvement in our net interest margin in a rising interest rate environment, reduced the level of investments rated below investment grade as well as improved our overall regulatory capital ratios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements  may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•                  increases in competitive pressure in the banking and financial services industries;

•                  our ability to comply with the terms of the formal written agreement between the Bank and the OCC within the timeframes specified;;

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

•                  the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

•                  changes in monetary and tax policies;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the SEC.

These risks are exacerbated by the developments over the last 24 months in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on the Company.    There can be no assurance that the unprecedented developments experienced over the last 24 months will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2010 and our notes included in the consolidated financial statements in our 2009 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of other-than-temporary impairment (“OTTI”) on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the three months ended March 31, 2010 and 2009.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.

The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, the Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On November 21, 2008 as part of the TARP CPP, First Community Corporation entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury, pursuant to which First Community sold (i) 11,350 shares of First Community’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 195,915 shares of First Community’s common stock for an aggregate purchase price of $11,350,000 in cash.

The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  However, First Community currently must consult with the Federal Reserve before it pays these dividends and must consult with the OCC before it may redeem the Series T Preferred Stock. Contrary to the original restrictions in the EESA, however, it will not necessarily be required to raise additional equity capital in order to redeem this stock.  The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.69 per share of the common stock. Please see the Form 8-K we filed with the SEC on November 25, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2010 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the TLGP on October 14, 2008.  The TLGP includes the TAGP, which provides unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the

Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.   We are participating in the TAGP, but opted out of the DGP.

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

•                                          A public-private investment fund that is intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                                          Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

On May 22, 2009, the FDIC levied a one-time special assessment on all banks which was paid on September 30, 2009.

On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2010, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments take into account each institution’s reliance on secured liabilities and brokered deposits.  This resulted in assessments ranging from 7 to 77.5 basis points.  In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  This special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund.  We paid this onetime special assessment in the amount of $300 thousand to the FDIC at the end of the third quarter 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, we paid $ 2.9 million in prepaid risk-based assessments. At March 31, 2010 remaining $2.5 million in prepaid deposit insurance is included in accrued interest receivable and other assets in the accompanying balance sheet as of March 31, 2010.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2010, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

Comparison of Results of Operations for Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Net Income

Our net income for the three months ended March 31, 2010 was $589,000, or $0.13 diluted earnings per share, as compared to $572,000 or $0.13 diluted earnings per share, for the three months ended March 31, 2009.  The slight increase in net income between the two periods is primarily due to an increase of $397,000 in net interest income and a lower effective tax rate between the two periods.  The effect of these positive changes were offset by an increase in the provision for loan losses of $99,000, a decrease in non-interest income of $226,000 and an increase in non-interest expense of $162,000 between the two periods.  Average earning assets decreased by $18.3 million in the first quarter of 2010 as compared to the same period in 2009.  Average earning assets were $572.9 million during the three months ended March 31, 2009 as compared to $554.7 million during the three months ended March 31, 2010.  The decrease in average earning assets was a result of prepaying approximately $27.0 million in Federal Home Loan Bank advances late in the fourth quarter of 2009 as well as repaying $3.3 million in maturing advances in the first quarter of 2010. Despite the decrease in average earning assets, we realized an increase in net interest income of $397,000 in the first three months of 2010 as compared to the first three months of 2009 as a result of a 38 basis point increase in our net interest margin on a tax equivalent basis.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2010 and 2009, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.7 million for the three months ended March 31, 2010 as compared to $4.3 million for the three months ended March 31, 2009.  This increase was due to an increase in our net interest margin.  The net interest margin on a taxable equivalent basis increased by 38 basis points from 3.08% at March 31, 2009 to 3.46% at March 31, 2010.  The yields on earning assets decreased by 38 basis points in the first quarter of 2010 as compared to the same period in 2009. The yield on earning assets for the three months ended March 31, 2010 and 2009 was 5.23% and 5.61%, respectively.  The cost of interest-bearing liabilities during the first three months of 2010 was 2.04% as compared to 2.85% in the same period of 2009, resulting in a 81 basis points decrease.  As a result of the ongoing recessionary economic conditions during 2008, throughout 2009 and thus far in 2010, interest rates continue to remain at historically low levels.  There were three primary contributors to the improvement in the net interest margin.  First, the repricing of time deposits has resulted in the cost of those funds decreasing by 125 basis points during the first quarter of 2010 as compared to the same period in 2009.  Second, during the fourth quarter of 2009, we prepaid $27.0 million in Federal Home Loan Bank advances which contributed to an 18 basis point decrease in cost of other borrowed funds in the first quarter of 2010 as compared to the same period in 2009. Third, the percentage of non-interest bearing deposits supporting our total funding sources increased from 11.5% in the first quarter of 2009 to 13.3% in the same period of 2010.

Provision and Allowance for Loan Losses

At March 31, 2010 and December 31, 2009, the allowance for loan losses was $4.9 million, or 1.42% and 1.41% of total loans, respectively.  Our provision for loan losses was $550,000 for the three months ended March 31, 2010, as compared to $451,000 for the three months ended March 31, 2009.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The increase in the provision for the first three months of 2010 as compared to the same period in 2009 is a result of the ongoing economic downturn experienced throughout our markets and the country. Real estate values have been dramatically impacted during the current economic cycle.  With our loan portfolio consisting of a large percentage of real estate secured loans, we like most financial institutions, have experienced increasing delinquencies and problem loans.  In some cases, this downturn has resulted in an impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the slowing economy have resulted in some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $8.3 million (1.37% of total assets) at December 31, 2009 to $9.1 million (1.47% of total assets) at March 31, 2010. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There are 33 loans included in non-performing status (non-accrual loans and loans past due 90 days and still accruing). The largest is for $828,000 and is secured by a first lien on a single family residential property.  The average balance of the remaining 32 loans is approximately $101,000 and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated evaluation and generally, if the loan balance exceeds fair value, write the balance down to the fair value.  At March 31, 2010, we had $67,000 in loans delinquent more than 90 days and still accruing interest, and loans totaling $3.6 million that were delinquent 30 days to 89 days.  We anticipate that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified 4 loan relationships in the amount of $3.8 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans. Two of these relationships are in the amount of $1.5 million each.  The first includes a first and second mortgage totaling $1.0 million on a single family residential property as well as mortgages on several investment properties totaling $500,000.  Subsequent to the quarter ending March 31, 2010, the borrower indicated he would be unable to make further payments on his personal residential loans.  The loans totaling $1.0 million have subsequently been placed in non-accrual status and written down by approximately $135,000 based on a current appraisal.  The additional investment properties secured by the $500,000 loan are occupied and it is not anticipated that we will incur any significant losses.  The second relationship in the amount of $1.5 million is a mortgage on a developed parking complex in Columbia, whereby individual parking spaces are to be sold to individuals.  We are in the process of obtaining a new appraisal but it is not anticipated that we will incur a material loss if we are required to foreclose on the property in the future.  The other two relationships are in the amount of $349,000 and $448,000, and each relationship has previously been in delinquent status and brought current.  These loans are on various investment properties and it is not anticipated that we would have a material loss in the event we should subsequently foreclose on the properties.

Allowance for Loan Losses

	Three Month Ended March 31,
(Dollars in thousands)	2010	2009

Average loans outstanding	$343,559	$332,404
Loans outstanding at period end	$342,203	$330,208
Non-performing assets:
Nonaccrual loans	$4,060	$6,950
Loans 90 days past due still accruing	67	457
Foreclosed real estate	4,926	1,279
Repossessed-other	10	18
Total non-performing assets	$9,063	$8,704

Beginning balance of allowance	$4,854	$4,581
Loans charged-off:
Construction and development	—	655
1-4 family residential mortgage	422	52
Non-residential real estate	70	40
Home equity	—	1
Commercial	49	270
Installment & credit card	26	30
Total loans charged-off	567	1,048
Recoveries:
1-4 family residential mortgage	10	2
Non-residential real estate	1	1
Home equity	1	1
Commercial	9	18
Installment & credit card	10	18
Total recoveries	31	40
Net loan charge offs (recoveries)	536	1,008
Provision for loan losses	550	451
Balance at period end	$4,868	$4,024

Net charge -offs to average loans	.16%	.30%
Allowance as percent of total loans	1.42%	1.22%
Non-performing assets as % of total assets	1.47%	1.33%
Allowance as % of non-performing loans	117.9%	54.3%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of loans in Category	Amount	% of loans in Category
Commercial, Financial and Agricultural	$701	6.5%	$634	6.6%
Real Estate – Construction	1,040	4.9%	1,331	5.8%
Real Estate Mortgage:
Commercial	1,622	63.4%	1,522	62.2%
Residential	218	14.6%	243	14.8%
Consumer	268	10.6%	133	10.6%
Unallocated	1,019	N/A	991	N/A
Total	$4,868	100.0%	$4,854	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2010 was $822,000 as compared to $1.0 million during the same period in 2009.  Deposit service charges decreased $71,000 and mortgage origination fees decreased $93,000. Commissions on the sale of non-deposit investment products increased $25,000.  The decrease in deposit service charges results from a lower level of overdraft protection fees due to a decrease in the number of items being presented on insufficient funds.  Recent changes to Regulation E that become effective on July 1, 2010 for new customers and August 15, 2010 for existing customers require that customers affirmatively opt in to our overdraft protection program.  To the extent customers, who have utilized this product, do not opt in this will reduce fees related to the program that result from ATM and point of sale transactions. Mortgage origination fees decreased primarily as a result of a lower level of refinancing activity in the first quarter of 2010 as compared to the same period of 2009.  In addition, changes to underwriting and appraisal requirements established by FNMA and FHLMC as well as changes in regulatory environment have resulted in making it harder for individuals to qualify for loans. Fees related to investment advisory and sale of non-deposit investment products increased $25,000.  The increase is a result of our continued emphasis on this source of revenue.  In the three months ended March 31, 2009, we had gains on the sale of securities in the amount of $354,000, as compared to $2,000 in the comparable period of 2010.  The proceeds from the sale of certain agency mortgage backed securities in the first quarter of 2009 were primarily reinvested in other agency mortgage-backed securities (GNMA securities) with lower regulatory risk weightings and slightly longer maturities.  Other-than-temporary-impairment charges of $143,000 (credit component) on four private label mortgage backed securities were recognized during the first three months of 2010 (see note 4 to financial statements).  We engaged a third party to obtain information about structure and anticipated cash flows and to assist us in evaluating and monitoring our private label mortgage backed securities portfolio.  During the first quarter of 2009, we recognized other-than-temporary impairment charges in the amount of $657,000 on three investments.  The first charge in the amount of $510,000 was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009.  The charge of $510,000 represented the entire balance of the investment and we do not have any additional exposure to this financial institution.  An additional charge of $147,000 (credit component) was taken on two private label mortgage backed securities (see note 4 to financial statements).

Total non-interest expense increased by $162,000 or 4.0%, during the first quarter of 2010, as compared to the same quarter in 2009.  Salary and benefit expense increased by $114,000 from $2.0 million in the first quarter of 2009 to $2.1 million in the first quarter of 2010.  This increase is primarily a result of normal salary adjustments made over the last twelve months.  FDIC insurance assessments increased by $83,000 in the first quarter of 2010 as compared to the same period in 2009.  The assessment rate for the first quarter of 2010 was approximately 17 basis points. It is anticipated that this rate will increase to approximately 22 basis points for the remainder of 2010.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three year period. Our prepayment made in December 2009 totaled approximately $2.9 million.  At March 31, 2010 the remaining prepaid insurance assessment amounted to $2.5 million and is included in “Other assets”.  The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Three months ended March 31,
(In thousands)	2010	2009
Data processing	$93	$80
Supplies	30	56
Telephone	77	76
Correspondent services	9	21
Insurance	51	50
Postage	48	49
Professional fees	289	353
Director fees	62	50
Other	348	274
	$1,007	$1,009

Income Tax Expense

Our effective tax rate was 25.7% and 35.2% in the first quarter of 2010 and 2009, respectively.  The higher effective tax rate in 2009 is primarily a result of the other-than-temporary charge on the equity investment incurred during the quarter. The capital loss is only deductible to the extent we have capital gains that it can be offset against.  Our effective tax rate is currently expected to remain between 28.0% to 30.0% throughout the remainder of 2010.

Financial Position

Assets totaled $617.5 million at March 31, 2010 as compared to $605.8 million at December 31, 2009, an increase of $11.7 million.  Loans at March 31, 2010 were $342.2 million as compared to $344.2 million at December 31, 2009.  We funded in excess of $12.4 million of new loan production in the first quarter of 2010, but due to scheduled pay downs during the period as well as transfers from loans to other real estate owned loans, new loan production declined by $2.0 million.  At March 31, 2010, loans accounted for 60.8% of earning assets, as compared to 62.1% at December 31, 2009.  The loan-to-deposit ratio at March 31, 2010 was 73.6% as compared to 76.6% at December 31, 2009.   Investment securities decreased from $195.8 million at December 31, 2009 to $193.6 million at March 31, 2010.  Short-term federal funds sold and interest-bearing bank balances increased from $14.1 million at December 31, 2009 to $27.5 million at March 31, 2010.  Deposits increased by $15.6 million to $465.2 million at March 31, 2010 as compared to $449.6 million at December 31, 2009.  Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we have attempted to control the growth of our balance sheet and enhance our liquidity during the first quarter of 2010.  We have focused on growing our core deposit base while continuing to fund soundly underwritten loans.  To enhance our liquidity and improve our exposure to rising interest rates (see Market Risk Management section), the growth in deposits was primarily invested in interest-bearing deposits with the Federal Reserve Bank of Richmond.

Subsequent to March 31, 2010, we restructured a portion of our available-for-sale investments. We sold a CDO with a carrying value of $4.9 million and realized a loss in the amount of $1.7 million.  This security had been previously downgraded to below investment grade (See Note 4 to financial statements) and did not mature until July 2014.  Approximately $41.0 million in “GSE” bonds and mortgage-backed securities were sold that realized a gain of approximately $1.7 million.  The funds received from this transaction were primarily invested in other securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools.  Both of these types of securities carry a zero percent regulatory risk weighting and are backed by the full faith and credit of the United States Government.  A significant portion of the proceeds were reinvested into adjustable rate securities.  As a result of this transaction, we believe we have structured the balance sheet to continue to provide for improvement in our net interest margin in a rising interest rate environment, reduced the level of investments rated below investment grade, as well as improved our overall regulatory capital ratios.

The following table shows the composition of the loan portfolio by category:

	March 31, 2010		December 31, 2009
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$22,194	6.5%	$22,758	6.6%
Real estate:
Construction	16,871	4.9%	19,972	5.8%
Mortgage – residential	50,017	14.6%	50,985	14.8%
Mortgage – commercial	216,955	63.4%	214,178	62.2%
Consumer	36,166	10.6%	36,294	10.6%
Total gross loans	342,203	100.0%	344,187	100.0%
Allowance for loan losses	(4,868)		(4,854)
Total net loans	$337,335		$339,333

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

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At March 31, 2010 and 2009, the fair value of the contract was a negative $643,000 and $752,000, respectively. A fair value adjustment for the swap of ($196,000) and ($10,000) was recognized in other income for the periods ended March 31, 2010 and 2009, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2010 and December 31, 2009 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	March 31, 2010	December 31, 2009
+200bp	+ 5.25%	+2.26%
+100bp	+ 2.60%	+ 1.85%
Flat	—	—
-100bp	- 1.22%	-1.61%
-200bp	- 3.41%	-6.89%

Even though we are liability sensitive, the model at March 31, 2010 reflects a decrease in net interest income in a declining rate environment.  This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates.  The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At March 31, 2010, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 28.2% as compared to 43.6% at December 31, 2009.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, trading securities and investment securities available-for-sale represents 26.1% of total assets at March 31, 2010.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At March 31, 2010, the amount of certificates of deposits of $100,000 or more represented 18.8% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the bank and none are brokered deposits.  At March 31, 2010, we have $14.9 million in brokered certificates of deposits with remaining maturities ranging from 2.0 to 9.0 years.   The brokered deposits were obtained in April and May 2008 to fund a specific leverage strategy.  Subsequent to March 31, 2010, we exercised the call feature on certain of these brokered CD’s and further reduced the balance by $5.0 million.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2010, we had issued commitments to extend credit of $44.3 million, including $25.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 6.9% and 6.8% of total assets at March 31, 2010 and December 31, 2009, respectively. The Bank maintains federal funds purchased lines, in the total amount of $20.0 million with two financial institutions, although these have not utilized in 2009 or the first quarter of 2010.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The FHLB Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  Generally, to be considered adequately capitalized, the OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios are 4.0%, 8.0% and 4.0%, respectively.

On April 6, 2010, First Community Bank, the subsidiary bank of First Community Corporation entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), our primary bank regulator.  The Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Agreement, the OCC’s primary concern with First Community Bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has separately established the following individual minimum capital ratios for the Bank: a Tier I leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of March 31, 2010, the Bank exceeds these ratios.  The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the agreement.  Management has already submitted revisions to certain policies to the OCC and anticipates that all of the revisions will be submitted by the end of May 2010.

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.16%, 11.72%, and 12.89%, respectively, at March 31, 2010 as compared to 7.83%, 11.47%, and 12.61%, respectively, at December 31, 2009.  The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.72%, 12.53%, and 13.69, respectively at March 31, 2010 as compared to 8.41%, 12.41% and 13.56%, respectively at December 31, 2009. Our management anticipates that the Bank and the Corporation will remain a well capitalized institution for at least the next 12 months.  In addition we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next twelve months.

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Formal Agreement the Bank signed with the OCC on April 6, 2010, that prohibit the Bank from paying cash dividends to the Company.  In addition, the Company must currently obtain preapproval of the Federal Reserve Board before paying dividends.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$343,559	$5,050	5.96%	$332,404	$4,963	6.06%
Securities:	191,615	2,087	4.42%	229,523	2,941	5.20%
Other short-term investments	19,500	18	0.37%	11,016	15	0.54%
Total earning assets	554,674	7,155	5.23%	572,943	7,919	5.61%
Cash and due from banks	7,762			12,168
Premises and equipment	18,612			19,340
Intangibles	1,423			29,807
Other assets	29,434			25,008
Allowance for loan losses	(4,904)			(4,595)
Total assets	$607,001			$654,671
Interest-bearing liabilities
Interest-bearing transaction accounts	63,184	71	0.46%	62,046	98	0.64%
Money market accounts	42,654	88	0.84%	32,536	93	1.16%
Savings deposits	26,911	19	0.29%	22,780	16	0.28%
Time deposits	245,157	1,493	2.47%	247,470	2,269	3.72%
Other borrowings	107,947	777	2.92%	148,149	1,133	3.10%
Total interest-bearing liabilities	485,853	2,448	2.04%	512,981	3,609	2.85%
Demand deposits	74,422			66,490
Other liabilities	4,734			6,400
Shareholders’ equity	41,992			68,800
Total liabilities and shareholders’ equity	$607,001			$654,671

Net interest spread			3.19%			2.76%
Net interest income/margin		$4,707	3.44%		$4,310	3.05%
Net interest income/margin (taxable equivalent)		$4,738	3.46%		$4,350	3.08%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31,  2010 from that presented in our annual report on Form 10-K for the year ended December 31, 2009.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2006, our board of directors approved a new plan to repurchase up to 150,000 shares of our common stock on the open market.  At both the April 17, 2007 and January 15, 2008 meetings our board of directors increased the shares authorized to be repurchased by 50,000 for a total of 250,000 shares.  The Board has not established an expiration date for this repurchase plan.  There was no share repurchase activity during the first quarter of 2010.  The maximum number of shares that may yet be repurchased under the plan is 42,487.  Currently, we must seek approval of the Federal Reserve Bank of Richmond prior to repurchasing any shares of our common stock.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  (Removed and Reserved.)

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit	Description

10.1

Formal written agreement between First Community Bank, National Association and the Office of the Comptroller of the Currency dated April 6, 2010 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	May 14, 2010	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	May 14, 2010	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Formal written agreement between First Community Bank, National Association and the Office of the Comptroller of the Currency dated April 6, 2010 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed April 9, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.