Form 10-Q
period 2010-06-30
FIRST COMMUNITY CORP /SC/
filed 2010-08-16
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 11, 2010, 3,262,158 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2009
ASSETS
Cash and due from banks	$7,957	$6,752
Interest-bearing bank balances	26,878	13,635
Federal funds sold and securities purchased under agreements to resell	3,278	457
Investment securities - available for sale	132,891	131,836
Investment securities - held to maturity (market value of $42,381 and $49,092 at June 30, 2010 and December 31, 2009, respectively	46,179	56,104
Other investments, at cost	7,390	7,904
Loans	337,507	344,187
Less, allowance for loan losses	4,838	4,854
Net loans	332,669	339,333
Property, furniture and equipment - net	18,307	18,666
Bank owned life insurance	10,701	10,551
Other real estate owned	4,726	3,167
Intangible assets	1,191	1,502
Other assets	14,912	15,920
Total assets	$607,079	$605,827
LIABILITIES
Deposits:
Non-interest bearing demand	$79,778	$72,656
NOW and money market accounts	114,927	104,659
Savings	29,644	25,757
Time deposits less than $100,000	154,583	156,422
Time deposits $100,000 and over	80,553	90,082
Total deposits	459,485	449,576
Securities sold under agreements to repurchase	14,811	20,676
Federal Home Loan Bank advances	68,960	73,326
Junior subordinated debt	15,464	15,464
Other borrowed money	33	164
Other liabilities	5,383	5,181
Total liabilities	564,136	564,387
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	10,987	10,939
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,262,158 at June 30, 2010 3,252,358 at December 31, 2009	3,262	3,252
Common stock warrants issued	509	509
Nonvested restricted stock	(27)	(79)
Additional paid in capital	48,923	48,873
Retained earnings (deficit)	(19,929)	(20,401)
Accumulated other comprehensive income (loss)	(782)	(1,653)
Total shareholders’ equity	42,943	41,440
Total liabilities and shareholders’ equity	$607,079	$605,827

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$10,025	$9,927
Taxable securities	3,877	5,440
Non taxable securities	77	168
Federal funds sold and securities purchased under resale agreements	26	28
Other	19	18
Total interest income	14,024	15,581
Interest expense:
Deposits	3,305	4,704
Federal funds sold and securities sold under agreement to repurchase	36	55
Other borrowed money	1,511	2,190
Total interest expense	4,852	6,949
Net interest income	9,172	8,632
Provision for loan losses	1,130	1,392
Net interest income after provision for loan losses	8,042	7,240
Non-interest income:
Deposit service charges	963	1,132
Mortgage origination fees	349	463
Investment advisory fees and non-deposit commissions	334	252
Gain on sale of securities	106	363
Fair value gain (loss) adjustments	(443)	251
Other-than-temporary-impairment write-down on securities	(359)	(742)
Other	801	831
Total non-interest income	1,751	2,550
Non-interest expense:
Salaries and employee benefits	4,305	4,140
Occupancy	606	589
Equipment	583	623
Marketing and public relations	196	162
FDIC assessments	413	687
Other real estate expense	293	115
Amortization of intangibles	310	310
Other	1,685	1,827
Total non-interest expense	8,391	8,453
Net income before tax	1,402	1,337
Income taxes	338	351
Net income	$1,064	$986
Preferred stock dividends, including discount accretion	332	328
Net income available to common shareholders	$732	$658
Basic earnings per common share	$0.23	$0.20
Diluted earnings per common share	$0.23	$0.20

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
(Dollars in thousands)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,975	$4,964
Taxable securities	1,861	2,589
Non taxable securities	6	78
Federal funds sold and securities purchased under resale agreements	17	23
Other	10	8
Total interest income	6,869	7,662
Interest expense:
Deposits	1,634	2,228
Federal funds sold and securities sold under agreement to repurchase	15	26
Other borrowed money	755	1,086
Total interest expense	2,404	3,340
Net interest income	4,465	4,322
Provision for loan losses	580	941
Net interest income after provision for loan losses	3,885	3,381
Non-interest income:
Deposit service charges	478	576
Mortgage origination fees	225	246
Commission on sale of non deposit investment products	160	103
Gain on sale of securities	104	9
Fair value gain (loss) adjustments	(247)	230
Other-than-temporary-impairment write-down on securities	(216)	(94)
Other	425	432
Total non-interest income	929	1,502
Non-interest expense:
Salaries and employee benefits	2,178	2,127
Occupancy	292	289
Equipment	295	304
Marketing and public relations	105	55
FDIC assessment	209	566
Other real estate expense	103	30
Amortization of intangibles	155	155
Other	868	903
Total non-interest expense	4,205	4,429
Net income before tax	609	454
Income taxes	134	40
Net income	$475	$414
Preferred stock dividends, including discount accretion	166	165
Net income available to shareholders	$309	$249
Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income (Loss)

Six Months ended June 30, 2010 and June 30, 2009

								Accumulated
				Common	Additionl	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive Income:
Net income							986		986
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of								—
tax of $145								282
Unrealized market loss on held-to- maturity securities net of tax benefit of $697								(1,316)
Less: reclassification adjustment for gain included in net income, net of tax $65								(125)
Other comprehensive loss								(1,159)	(1,159)
Comprehensive loss:									(173)
Amortization of compensation on restricted stock						53			53
Dividends: Common ($0.16 per share)							(517)		(517)
Preferred	45						(328)		(283)
Exercise of stock options		—	—		1				1
Dividend reinvestment plan		16	16		92				108

Balance, June 30, 2009	$10,895	3,243	$3,243	$509	$48,825	$(133)	$6,404	$(2,398)	$67,345

Balance, December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440
Comprehensive Income:
Net income							1,064		1,064
Other comprehensive income (loss)
Unrealized gain during period on available-for-sale securities net of tax of $381								707
Less: reclassification adjustment for gain
Included in net income, net of tax $37								(69)
Reclassification adjustment for Other-than-temporary-Impairment included in income net of tax of $126								233
Other comprehensive income								871	871
Comprehensive income (loss)									1,935
Amortization of compensation on restricted stock						52			52
Dividends: Common ($0.08 per share)							(260)		(260)
Preferred	48						(332)		(284)
Dividend reinvestment plan		10	10		50				60
Balance, June 30, 2010	$10,987	3,262	$3,262	$509	$48,923	$(27)	$(19,929)	$(782)	$42,943

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$1,064	$986
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	454	495
Premium amortization (discount accretion)	583	(9)
Provision for loan losses	1,130	1,392
Amortization of intangibles	310	310
Gain on sale of securities	(106)	(363)
Other-than-temporary-impairment on securities	359	742
Net (increase) decrease in fair value option instruments and derivatives	443	(251)
(Increase) decrease in other assets	1,192	1,391
Increase (decrease) in other liabilities	202	432
Net cash provided in operating activities	5,631	5,125
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(68,089)	(32,895)
Maturity of investment securities available-for-sale	21,271	31,478
Proceeds from sale of securities available-for-sale	51,933	11,213
Purchase of investment securities held-to-maturity	—	(2,123)
Maturity of investment securities held-to-maturity	4,895	7,960
Maturity of securities held-for-trading	—	423
Decrease (Increase) in loans	2,740	(1,563)
Purchase of property and equipment	(95)	(310)
Net cash provided in investing activities	12,655	14,183
Cash flows from financing activities:
Increase in deposit accounts	9,877	9,725
Decrease in securities sold under agreements to repurchase	(5,865)	(2,931)
Decrease in other borrowings	(131)	(26)
Advances from the FHLB	—	4,000
Repayment of advances FHLB	(4,366)	(9,866)
Proceeds from exercise of stock options	—	—
Dividends paid: Common Stock	(260)	(517)
Preferred Stock	(332)	(274)
Dividend reinvestment plan	60	108
Net cash provided from financing activities	(1,017)	219
Net increase in cash and cash equivalents	17,269	19,527
Cash and cash equivalents at beginning of period	20,844	12,367
Cash and cash equivalents at end of period	38,113	31,894
Supplemental disclosure:
Cash paid during the period for:
Interest	$4,700	$6,512
Income taxes	$—	$350
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$871	$(1,755)
Transfer of loans to foreclosed property	$2,799	$996
Transfer of HTM securities with OTTI to AFS securities	$4,164	$—

Notes to Consolidated Financial Statements

Note 1    — Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at June 30, 2010 and December 31, 2009, the Company’s results of operations for the six and three months ended June 30, 2010 and 2009, and the Company’s cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 2 — Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Six months		Three months
	Ended June 30,		ended June 30,
(In thousands, except price per share)	2010	2009	2010	2009
Numerator (Net income available to common shareholders)	$732	$658	$309	$249
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,241	3,236	3,244	3,240
Dilutive securities:
Stock options — Treasury stock method	—	—	—	—
Diluted earnings per share	3,241	3,236	3,244	3,240
The average market price used in calculating assumed number of shares	$6.26	$6.83	$6.32	$7.12

At June 30, 2010 there were 190,256 outstanding options at an average exercise price of $13.28 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.26 and $6.32 for the six and three-month periods ended June 30, 2010, respectively, and therefore are not deemed to be dilutive.

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

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired     measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

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

Note 3 —Assets and Liabilities Measured at Fair Value — continued

Goodwill  and Other Intangible Assets:  Goodwill and other intangible assets are measured for impairment on an annual basis, as of September 30, or more frequently if there is a change in circumstances.  If the goodwill or other intangibles exceed the fair value, an impairment charge is recorded in an amount equal to the excess.  Impairment is tested utilizing accepted valuation techniques utilizing discounted cash flows of the business unit, and implied fair value based on a multiple of earnings and tangible book value for merger transactions.  The measurement of these fair values is considered a Level 3 measurement.  The goodwill impairment test as of September 30, 2009 reflected impairment in the amount of $27.8 million, and, as a result, the balance of goodwill was written off as of that date.

Federal Home Loan Bank Advances:  The fair value is calculated on a recurring basis using a discounted cash flow model based on current rate for advances with similar remaining terms.  The measurement of these advances is considered Level 3 measurement.

The following tables reflect the changes in fair values for the six and three-month periods ended June 30, 2010 and 2009 and where these changes are included in the income statement:

(Dollars in thousands)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Description	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)
Trading securities	$0	$26	$0	$6
Interest rate cap/swap	(443)	219	(247)	228
Federal Home Loan Bank Advance	0	6	0	(4)
Total	$(443)	$251	$(247)	$230

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2010 and December 31, 2009 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	7,357	—	7,357	—
Mortgage backed securities	62,388	—	62,388	—
Small Business Administration securities	43,078	—	43,078	—
State and local government	12,860	—	12,860	—
Corporate and other securities	7,208	1,078	4,373	1,757
	132,891	1,078	130,056	1,757

Interest rate cap/swap	(807)	—	—	(807)
Total	$132,084	$1,078	$130,056	$950

Note 3 —Assets and Liabilities Measured at Fair Value — continued

(Dollars in thousands)

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	7,718	—	7,718	—
Mortgage backed securities	94,124	—	94,124	—
Small Business Administration securities	9,408	—	9,408	—
State and local government	8,179	—	8,179	—
Corporate and other securities	12,407	1,215	5,412	5,780
	131,836	1,215	124,841	5,780

Interest rate cap/floor	(535)	—	—	(535)
Total	$131,301	$1,215	$124,841	$5,245

The following tables reconcile the changes in Level 3 financial instruments for the six and three months ended June 30, 2010, that are measured on a recurring basis.

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, December 31, 2009	$5,780	$(535)
Gain (loss) recognized	(823)	(443)
Payments made (received)	(3,200)	171
Ending Balance, June 30, 2010	$1,757	$(807)

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, March 31, 2010	$5,780	$(643)
Gain (loss) recognized	(823)	(247)
Payment made (received)	(3,200)	83
Ending Balance, June 30, 2010	$1,757	$(807)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2010 and December 31, 2009 that are measured on a non-recurring basis.  Goodwill and other intangible assets are measured on a non-recurring basis at least annually.  The valuation is performed at September 30 of each year.

(Dollars in thousands)

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,697	$—	$10,697	$—
Other real estate owned	4,726	—	4,726	—
Total	$15,423	$—	$15,423	$—

Note 3 —Assets and Liabilities Measured at Fair Value — continued

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,687	$—	$5,687	$—
Held-to-maturity securities (OTTI)	2,277	—	2,277	—
Other real estate owned	3,167	—	3,167	—
Total	$11,131	$—	$11,131	$—

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	OTTI Recognized In AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010:
State and local government	$2,667	$—	$89	$—	$2,756
Mortgage-backed securities	43,452	—	427	4,313	39,566
Other	60	—	—	1	59

	$46,179	$—	$516	$4,314	$42,381
December 31, 2009:
State and local government	$2,711	$—	$94	$—	$2,805
Mortgage-backed securities	53,333	1,676	389	5,816	46,230
Other	60		—	3	57

	$56,104	$1,676	$483	$5,819	$49,092

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010:
Government sponsored enterprises	$7,297	$60	$—	$7,357
Mortgage-backed securities	63,792	945	2,349	62,388
Small Business Administration pools	42,790	300	12	43,078
State and local government	12,145	715	—	12,860
Corporate and other securities	8,176	253	1,221	7,208
	$134,200	$2,273	$3,582	$132,891
December 31, 2009:
Government sponsored enterprises	7,682	50	14	7,718
Mortgage-backed securities	93,131	2,096	1,103	94,124
Small Business Administration pools	9,354	74	20	9,408
State and local government	8,106	123	50	8,179
Corporate and other securities	14,495	361	2,449	12,407
	$132,768	$2,704	$3,636	$131,836

Note 4—Investment Securities - continued

During the six months ended June 30, 2010 and June 30, 2009, the Company received proceeds of $51.9 million and $11.2 million, respectively from the sale of investment securities available-for-sale.  Gross realized gains amounted to $1.8 million and gross realized losses amounted to $1.7 million for the six months ended June 30, 2010.  For the six months ended June 30, 2009 gross realized gains amounted to $363,000 and there were no gross unrealized losses.  As prescribed by FASB ASC 320-10-35 for the quarter ended June 30, 2010, the Company recognized the credit component of an other-than-temporary impairment (OTTI) of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

At June 30, 2010 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $5.2 million, CDOs of $905,000, mutual funds at $901,000 and Federal Home Loan Mortgage Corporation preferred stock of $177,000.

At December 31, 2009 corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.3 million, CDOs of $4.9 million, mutual funds at $865,000 and Federal Home Loan Mortgage Corporation preferred stock of $348,000.

During the six and three months ended June 30, 2010 and 2009, the Company recorded other-than-temporary impairment losses on held-to-maturity and available-for-sale securities as follows:

(Dollars in thousands)

	Six months ended June 30, 2010			Three months ended June 30, 2010
	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$—	$1,059	$1,059	$—	$916	$916
OTTI recognized in other comprehensive income (non-credit component)	—	700	700	—	700	700
Net impairment losses recognized in earnings (credit component)	$—	$359	$359	$—	$216	$216

(Dollars in thousands)

	Six months ended June 30, 2009			Three months ended June 30, 2009
	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$2,217	$755	$2,972	$916	$254	$1,170
OTTI recognized in other comprehensive income (non-credit component)	2,013	217	2,230	859	217	1,076
Net impairment losses recognized in earnings (credit component)	$204	$538	$742	$57	$37	$94

Note 4—Investment Securities - continued

During 2010 and 2009, other than temporary impairments occurred for which only a portion is attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the six months ended June 30, 2010 and June 30, 2009.

(Dollars in thousands)

	2010		2009
	Available for	Held to	Held to
	Sale	maturity	maturity

Balance at beginning of period	$165	$326	—

Other-than-temporary-impairment not previously recognized	115	98	147

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	118	28	—
Realized losses during the period	(89)	—	—
Transfer to available-for-sale	452	(452)
Balance related to credit losses on debt securities at end of period	$761	$—	$147

As of June 30, 2010, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings included four non-agency mortgage-backed securities.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security.  Relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the remaining unrealized losses.  The average prepayment rate, default rate and severity used in the valuations were approximately 8%, 13%, and 41%, respectively.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2010 and December 31, 2009.

	Less than 12 months		12 months or more		Total
June 30,2010 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Small Business Administration pools	16,464	12			16,464	12
Government Sponsored Enterprise mortgage-backed securities	2,467	13	—	—	2,467	13
Non-agency mortgage-backed securities	—	—	10,799	2,336	10,799	2,336
Corporate bonds and other	849	149	3,204	1,072	4,053	1,221
State and local government	—	—	—	—	—	—
	19,780	174	14,003	3,408	33,783	3,582
Held-to-maturity securities:
State and local government	$—	$—	$—	$—	$—	$—
Non-agency mortgage-backed securities	2,151	182	34,614	4,131	36,765	4,313
Other	50	1	—	—	50	1
	2,201	183	34,614	4,131	36,815	4,314
Total	$21,981	$357	$48,617	$7,539	$70,598	$7,896

Note 4—Investment Securities - continued

December 31, 2009

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$1,486	$14	$—	$—	$1,486	$14
Small Business Administration pools	3,430	20	—	—	3,430	20
Government Sponsored Enterprise mortgage-backed securities	16,577	142	—	—	16,577	142
Non-agency mortgage-backed securities	472	130	7,880	831	8,352	961
Corporate bonds and other	2,033	247	8,191	2,202	10,224	2,449
State and local government	3,626	50	—	—	3,626	50
	27,624	603	16,071	3,033	43,695	3,636
Held-to-maturity securities:
Non-agency mortgage-backed securities	5,135	1,364	35,882	6,128	41,017	7,492
Other	57	3	—	—	57	3
	5,192	1,367	35,882	6,128	41,074	7,495
Total	$32,816	$1,970	$51,953	$9,161	$84,769	$11,131

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2009 and into the first half of 2010, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At June 30, 2010, the Company’s wholly-owned subsidiary, First Community Bank, N.A. (the “Bank”), owns mortgage-backed securities (MBSs) including collateralized mortgage obligations (CMOs) with a book value of $48.1 million and approximate fair value of $48.9 million issued by government sponsored entities (GSEs). Current economic conditions have impacted MBSs issued by GSEs such as GNMA, FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of June 30, 2010 and December 31, 2009, all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2010.

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (PLMBSs) including CMOs at June 30, 2010 with an amortized cost of $59.1 million and approximate fair value of $53.0 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and continuing through 2009 and into the first half of 2010. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

Note 4—Investment Securities - continued

As of June 30, 2010 the Company has identified eight PLMBS with a fair value of $6.9 million that it considers other-than-temporarily-impaired.  As prescribed by FASB ASC 320-10-65, the Company has recognized impairment charges in earnings for the amounts related to credit losses and amounts related to non-credit losses have been recognized in other comprehensive income.  Credit losses are estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.   The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of its amortized cost.

It is expected that the PLMBS portfolio will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the remaining balance of these investments to be other-than-temporarily impaired at June 30, 2010.

The following table summarizes as of June 30, 2010 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	16	$9,034	$8,421	$8,484
AA-	2	4,739	4,569	4,460
A1	1	3,755	3,524	3420
Baa1	1	561	414	458
Baa2	1	364	364	361
Below Investment Grade	21	45,964	41,840	35,853
Total	42	$64,417	$59,132	$53,036

During the second quarter of 2010, we reclassified four private label mortgage-backed securities with a carrying value of $4.2 million, previously categorized in the held-to-maturity portfolio to the available-for-sale category.  This transfer was made as a result of changes in circumstances that meet the accounting guidance in accordance with ASC 320-10-25-6.  This transfer meets the guidance as outlined in section (a) as a result of a “significant deterioration in the issuer’s creditworthiness”.  The ratings agencies approach to downgrading these mortgage-backed securities has varied significantly over the past two years and we do not believe a rating downgrade by itself is necessarily enough or the only factor to be considered to meet criteria a of the guidance.    We believe this significant deterioration is further determined by whether or not OTTI was recorded on the security.

These securities have incurred OTTI and in accordance with ASC 320-10-35, at the time of the OTTI, we also recorded an unrealized loss in accumulated other comprehensive income/(loss). The unrealized loss on these securities is treated differently than unrealized losses on our available for sale securities for regulatory capital purposes, specifically in the way it treats the deferred tax asset on the unrealized loss.  Based on the deterioration in credit quality, (as defined above), we believe we have met the requirements in section (a) described above and have not tainted the remaining held to maturity portfolio.  We currently do not intend to sell these securities and believe it is more likely than not that we can hold these investments until a recovery of fair value, which may be maturity.  We also do not consider these investments to have additional other-than-temporary impairment in excess of amounts previously recognized at June 30, 2010.

Note 4—Investment Securities - continued

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with seven different issuers. The economic conditions throughout 2008, 2009 and the first half of 2010 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better with the exception of three bonds downgraded below investment grade as of June 30, 2010. The first is rated C by Fitch and Ca by Moody and is a preferred term security with a par value of $2.0 million, book value of $1.8 million and fair value of $852,000 (PRETSL XIII B class).  During the six months ended June 30, 2010, the Company identified this bond as other-than-temporarily-impaired and recognized an impairment charge for the credit component in earnings of $185,000.  The second bond was downgraded in 2009 and is a collateralized debt obligation (CDO ACE 2005-15 3A), rated CCC- by S&P, with a carrying value of $998,000 and fair value of $905,000. This bond matures on December 20, 2010, and it is anticipated that we will receive the par value of the bond at maturity.  The third bond is rated Ba1 by Moody and BBB- S&P (SLMA O) with a carrying value of $998,000 and a fair value of $849,000 and matures in July 2014.  All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. Because the Company has the ability and it is more likely than not the Company can hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2010, except to the extent OTTI has been previously recognized on the PRETSL XIII noted above.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2010.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2010.

The amortized cost and fair value of investment securities at June 30, 2010 by contractual maturity are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  Mortgage-backed securities are based on average life at estimated prepayment speeds.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,466	$2,410	$14,127	$12,959
Due after one year through five years	16,006	14,593	39,928	39,396
Due after five years through ten years	27,281	23,632	50,451	51,107
Due after ten years	426	1,746	29,694	29,429
	$46,179	$42,381	$134,200	$132,891

During the quarter ended June 30, 2010 we restructured a portion of our available-for-sale investments. We sold a CDO ACE 2005-12 AI, which had previously been downgraded, and realized a loss in the amount of $1.7 million.  Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million.  The funds received from this transaction were primarily invested in other securities that have lower regulatory risk weightings such as GNMA mortgage-backed securities and SBA pools.  Both of these types of securities carry a zero percent regulatory risk weighting and are backed by the full faith and credit of the United States Government.  A significant portion of the proceeds were reinvested into adjustable rate securities.  We believe this transaction structures the balance sheet to provide for improvement in our net interest margin in a rising interest rate environment and reduces the level of investments rated below investment grade.  It also improves the Company’s overall regulatory capital ratios.

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Company on July 1, 2010.  These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity’s equity securities trade.  The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market, performance and service must be recorded as liabilities.  These awards should not be classified as liabilities if they otherwise qualify to be classified as equity.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the update to have an impact on the financial statements.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified.    The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment.  The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The previous disclosures are not meant to be all inclusive.  All pronouncements issued during the period should be evaluated to determine whether they are applicable to your Company.

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

Note 6 — Fair Value of Financial Instruments-continued

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

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the company’s financial instruments are as follows:

(Dollars in thousands)

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$38,113	$38,113	$20,844	$20,844
Held-to-maturity securities	46,179	47,594	56,104	49,092
Available-for-sale securities	132,891	127,715	131,836	131,836
Other investments, at cost	7,390	7,390	7,904	7,904
Loans receivable	337,507	333,876	344,187	340,505
Allowance for loan losses	4,838	—	4,854	—
Net loans	332,669	333,876	339,333	340,505
Accrued interest	2,158	2,158	2,200	2,200
Interest rate cap/floor/swap	(807)	(807)	(535)	(535)

Financial liabilities:
Non-interest bearing demand	$79,778	$79,778	$72,656	$72,656
NOW and money market accounts	114,927	114,927	104,659	104,659
Savings	29,644	29,644	25,757	25,757
Time deposits	235,136	237,957	246,504	248,473
Total deposits	459,485	462,306	449,576	451,545
Federal Home Loan Bank Advances	68,960	75,329	73,326	77,738
Short term borrowings	14,844	14,844	20,840	20,840
Junior subordinated debentures	15,464	14,583	15,464	15,463
Accrued interest payable	2,340	2,340	2,219	2,219

Note 7 — Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

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

•                  our ability to comply with the terms of the formal written agreement between the Bank and the OCC within the timeframes specified;

•                  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•                  changes in the interest rate environment which could reduce anticipated or actual margins;

•                  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

Overview

The following discussion describes our results of operations for the six months and three months ended ended June 30, 2010 as compared to the six months and three months ended June 30, 2009, and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2010 and our notes included in the consolidated financial statements in our 2009 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of other-than-temporary impairment (“OTTI”) on certain investments, including our private label mortgage-backed securities and other corporate debt security holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the six and three months ended June 30, 2010 and 2009.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.

The Congress, Treasury and the federal banking regulators, including the Federal Deposit Insurance Corporation (the “FDIC”), have taken broad action since early September 2008 to address volatility in the U.S. banking system.

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

On November 21, 2008 as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury , pursuant to which we sold (i) 11,350 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 195,915 shares of our common stock for an aggregate purchase price of $11,350,000 in cash.

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

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  The increased coverage was subsequently extended through December 31, 2013.

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of June 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of June 30, 2010, PPIFs have drawn-down approximately $16.2 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

On May 22, 2009, the FDIC levied a one-time special assessment on all banks which was paid on September 30, 2009.

On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  Among its other impacts, it made permanent the increase in FDIC deposit insurance on most accounts from $100,000 to $250,000.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, we paid $ 2.9 million in prepaid risk-based assessments.  The remaining $2.3 million in prepaid deposit insurance is included in accrued interest receivable and other assets in the accompanying balance sheet as of June 30, 2010.

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

Comparison of Results of Operations for Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Net Income

Our net income for the six months ended June 30, 2010 was $1.1 million, or $.23 diluted earnings per common share, as compared to $986,000, or $0.20 diluted earnings per common share, for the six months ended June 30, 2009. The increase during the periods was a result of a 30 basis point improvement in our taxable equivalent net interest margin from 3.06% in 2009 to 3.36% in 2010.  In addition, we had a decrease in our provision for loan losses of $262,000 from $1.4 million in the first six months of 2009 as compared to $1.1 million in the same period of 2010.  The effect of these positive changes were partially offset by a decrease in non-interest income from $2.6 million in the six months ended June 30, 2009 to $1.8 million in the same period of 2010.  Average earning assets were $554.5 million for the six month period ended June 30, 2010 as compared to $573.6 million for the six months ended June 30, 2009. The decrease in average earning assets was a result of prepaying approximately $27.0 million in Federal Home Loan Bank advances late in the fourth quarter of 2009 as well as repaying $3.3 million in maturing advances in the first quarter of 2010. Despite the decrease in earning assets, we realized an increase in net interest income of $540,000 in the first six months of 2010 as compared to the first six months of 2009 as a result of the 30 basis point increase in our net interest margin.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2010 and 2009, along with average balances and the related interest income and interest expense amounts.

Net interest income was $9.2 million for the six months ended June 30, 2010 as compared to $8.6 million for the six months ended June 30, 2009.  This increase was due to the increase in our net interest margin.  Net interest margin on a taxable equivalent basis increased 30 basis points, from 3.06% at June 30, 2009 to 3.36% at June 30, 2010.   Yield on earning assets decreased by 38 basis points in the first half of 2010 as compared to the same period in 2009. The yield on earning assets for the six months ended June 30, 2010 and 2009 was 5.10% and 5.48%, respectively.  The cost of interest-bearing liabilities during the first six months of 2010 was 2.02% as compared to 2.74% in the same period of 2009, resulting in a 72 basis points decrease.  As a result of the ongoing recessionary economic conditions during 2008, throughout 2009 and thus far in 2010, interest rates continue to remain at historically low levels.  There were three primary contributors to the improvement in the net interest margin.  First, the repricing of time deposits have resulted in the cost of those funds decreasing by 113 basis points during the first half of 2010 as compared to the same period in 2009.  Second, during the fourth quarter of 2009 we prepaid $27.0 million in Federal Home Loan Bank advances which contributed to a 10 basis point decrease in cost of other borrowed funds in the first half of 2010 as compared to the same period in 2009. Third, the percentage of non-interest bearing deposits supporting our total funding sources increased from 11.6% in the first half of 2009 to 13.6% in the same period of 2010.

Provision and Allowance for Loan Losses

At June 30, 2010, the allowance for loan losses was $4.8 million, or 1.43% of total loans, as compared to $4.9 million, or 1.41% of total loans, at December 31, 2009.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The decrease in the provision for loan losses for the first six months of 2010 as compared to the same period in 2009 is primarily a result of a decrease in our loan production as well as a decrease in the balance of the overall portfolio during the first six months of 2010. Real estate values have been dramatically impacted during this economic cycle. Due to our loan portfolio consisting of a large percentage of real estate secured loans, we, like most financial institutions, have experienced increasing delinquencies and problem loans.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the slowing economy have resulted in some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $8.3 million (1.37% of total assets) at December 31, 2009 to $11.6 million (1.91% of total assets) at June 30, 2010.  While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There are 36 loans included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) totaling $6.9 million. The two largest are in the amount of $1.4 million and $826,000, respectively.  The first relationship in the amount of $1.4 million is a mortgage on a developed parking complex near the University of South Carolina athletic complex, whereby 72 individual parking spaces are to be sold to individuals.  It is not anticipated that we will incur a material loss if we are required to foreclose on the property in the future.  The second relationship in the amount of $826,000 is secured by a first lien on a single family residential property.  The average balance of the remaining 34 loans is approximately $145,000, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status we typically obtain an updated evaluation and generally write the balance down to the fair value if the loan balance exceeds fair value.  At June 30, 2010, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $2.3 million (0.68% of total loans) that were delinquent 30 days to 89 days.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified 5 loan relationships in the amount of $2.2 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans. One relationship is in the amount of $851,000 secured by beach front property located on the coast of South Carolina.  We are currently in the process of obtaining an updated appraisal and, if ultimately the borrower goes into default on the loan, we estimate the value of the underlying collateral to be in the range of $650,000 to $700,000.  The other four relationships average $345,000 and have previously been in delinquent status at various times but subsequently been brought current.  These loans are on various investment properties and it is not anticipated that we would have a material loss in the event we should subsequently foreclose on the properties.

Allowance for Loan Losses

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Average loans outstanding	$341,701	$332,216
Loans outstanding at period end	$337,507	$331,761
Non-performing assets:
Nonaccrual loans	$6,867	$6,381
Loans 90 days past due still accruing	—	—
Foreclosed real estate and other assets	4,742	1,127
Total non-performing assets	$11,609	$7,508

Beginning balance of allowance	$4,854	$4,581
Loans charged-off:
Construction and development	—	927
1-4 family residential mortgage	656	142
Multi-family residential
Non-residential real estate	217	64
Home equity	157	41
Commercial	83	591
Installment & credit card	86	132
Total loans charged-off	1,199	1,897
Recoveries:
1-4 family residential mortgage	13	2
Non-residential real estate	1	2
Home equity	3	4
Commercial	17	29
Installment & credit card	19	34
Total recoveries	53	71
Net loan charge offs	1,146	1,826
Provision for loan losses	1,130	1,392
Balance at period end	$4,838	$4,147

Net charge -offs to average loans	0.34%	0.55%
Allowance as percent of total loans	1.43%	1.25%
Non-performing assets as % of total assets	1.91%	1.15%
Allowance as % of non-performing loans	70.45%	64.99%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30, 2010		December 31, 2009
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$712	6.3%	$634	6.6%
Real Estate — Construction	878	4.3%	1,331	5.8%
Real Estate Mortgage:
Commercial	1,792	64.3%	1,522	62.2%
Residential	220	14.8%	243	14.8%
Consumer	456	10.3%	133	10.6%
Unallocated	780	N/A	991	N/A
Total	$4,838	100.0%	$4,854	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2010 was $1.8 million compared to $2.6 million during the same period in 2009.  Deposit service charges decreased $169,000 and mortgage origination fees decreased $114,000. Investment advisory and commissions on the sale of non-deposit investment products increased $82,000.  The decrease in deposit service charges results from a lower level of overdraft protection fees due to a decrease in the number of items being presented on insufficient fund balances. The recent changes to Regulation E that became effective July 1, 2010 require that customers affirmatively opt in to our overdraft protection program.  To the extent customers who have utilized this product do not opt in, this will reduce fees related to the program that result from ATM and point of sale transactions.   It is anticipated that this will impact the fee income generated from this program negatively but the extent of the impact is not known at this time.  Mortgage origination fees decreased primarily as a result of a lower level of refinancing activity in the first half of 2010 as compared to the same period of 2009.  In addition, changes to underwriting and appraisal requirements established by FNMA and FHLMC as well as changes in regulatory environment have resulted in making it harder for individuals to qualify for loans.  The increase in investment advisory and commissions on sale of non-deposit products is a result of our continued emphasis on this source of revenue.  In the six months ended June 30, 2010, we had gains on the sale of securities in the amount of $106,000, as compared to $363,000 in the comparable period of 2009.  During the second quarter of 2010, we restructured a portion of our available-for-sale investments. We sold a CDO (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information), and realized a loss in the amount of $1.7 million.  Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million.  The net gains during this period were primarily a result of the restructuring of the portfolio to better position us for a rising rate environment as well as investing in securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools. The proceeds from the sale of certain agency mortgage backed securities in the first quarter of 2009 were primarily reinvested in other agency mortgage-backed securities (GNMA securities) with lower regulatory risk weightings and slightly longer maturities.  Other-than-temporary-impairment charges of $174,000 (credit component) on five private label mortgage backed securities and of $185,000 on one pooled trust preferred security were recognized during the first six months of 2010 (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information).  We engage a third party to obtain information about structure and anticipated cash flows to assist us in evaluating and monitoring our private label mortgage backed securities portfolio.  During the first six months of 2009, we recognized other-than-temporary impairment charges in the amount of $742,000 on four investments.  The first in the amount of $510,000 was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009.  The charge of $510,000 represented the entire balance of the investment and we do not have any additional exposure to this financial institution.  An additional charge of $233,000 (credit component) was taken on three private label mortgage backed securities (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information).

Total non-interest expense decreased by $62,000, or 0.7%, during the first six months of 2010, as compared to the same period in 2009.  Salary and benefit expense increased $165,000 from $4.1 million in the first six months of 2009 to $4.3 million in the comparable period of 2010.  This increase is primarily a result of normal salary adjustment made over the last 12 months.  FDIC insurance assessments decreased $274,000 in the first six months of 2010 as compared to the same period in 2009.   During the second quarter of 2009, the FDIC assessed a one time special assessment on all insured institutions of 10 basis points.  This special assessment amounted to $500,000 and was expensed in the second quarter of 2009. The FDIC assessment rate for the first half of 2010 was approximately 17 basis points. It is anticipated that this rate will increase to approximately 21 basis points for the remainder of 2010. The recently passed financial institution reform legislation broadens the assessment base for calculation of the FDIC assessment.  The timing of this change is not known but when implemented it is estimated that we will have reduced assessments in the amount of approximately $120,000 annually as compared to the existing assessment base.   In November 2009, all insured institutions with limited exceptions were required to prepay insurance assessments for a three-year period.  Our prepayment made in December 2009 amounted to approximately $2.9 million.  At June 30, 2010, the remaining prepaid insurance assessment amounted to $2.3 million and is included in “Other assets”.  The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.  Other real estate expense increased to $293,000 during the first six months of 2010 as compared to $115,000 in the same period of 2009.  This is a result of the increased balance of other real estate owned and includes cost associated with foreclosure as well as property taxes paid on prior year delinquent taxes on these properties.  Non-interest expense “Other Miscellaneous” decreased by $169,000 from $521,000 in the first six months of 2009 to $352,000 in the first six months of 2010.  This decrease resulted primarily from increased monitoring and control over certain discretionary expenses as well as a reduction in charges to operating errors of approximately, $57,000 between the two periods.

The following is a summary of the components of other non-interest expense:

	Six months ended
	June 30,
(In thousands)	2010	2009
Data processing	$200	$170
Supplies	74	104
Telephone	136	151
Insurance	106	96
Postage	96	94
Professional fees	585	589
Director fees	136	102
Other Miscellaneous	352	521
	$1,685	$1,827

The recently enacted financial institution reform legislation will have an impact on non-interest income and non-interest expense in the future.  It is likely that certain fees such as the previously mentioned overdraft protection fee and fees we receive related to debit card interchange fees will be significantly impacted.  We believe the legislation also will ultimately impose significant new costs associated with compliance with new regulations as well as costs that will be passed in connection with increased regulatory oversight.  The total impact of this new legislation will be substantially impacted by the timing and drafting of the resulting regulation that will be put in place to implement the requirement imposed by the legislation.  We will continue to monitor the regulations as they are passed and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Income Tax Expense

Our effective tax rate was 24.1% and 26.2% in the first six months of 2010 and 2009, respectively.  The higher effective tax rate in 2009 is primarily a result of the other-than-temporary charge on the equity investment incurred during the first quarter of 2009. The capital loss is only deductible to the extent we have capital gains that it can be offset against.  Our effective tax rate is currently expected to remain between 28.0% and 30.0% throughout the remainder of 2010.

Comparison of Results of Operations for Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009:

Net Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2010 and 2009, along with average balances and the related interest income and interest expense amounts.

Our net income for the second quarter of 2010 was $475,000, or $0.10 diluted earnings per common share, as compared to $414,000, or $0.08 diluted earnings per common share, in the same period of 2009.  Net interest income increased by $143,000 for the three months ended June 30, 2010 from $4.3 million in 2009 to $4.5 million in 2010.  The increase in net interest income is due to an increase in our net interest margin in the second quarter of 2010 as compared to the same period of 2009.  The net-interest margin for the second quarter of 2010 on a tax equivalent basis was 3.25% as compared to 3.04% in 2009.  The yield on average earning assets decreased to 4.97% in the second quarter of 2010 from 5.35% in the second quarter of 2009. The cost of interest bearing liabilities also decreased to 1.99% in the second quarter of 2010 as compared to 2.62% in the second quarter of 2009.

Average earning assets equaled $554.7 million during the second quarter of 2010 as compared to $574.2 million during the second quarter of 2009.  The decrease in the level of average earning assets is primarily a result of the pay down of Federal Home Loan Bank advances in the fourth quarter of 2009 and first quarter of 2010 as explained in the discussion of our six month results.

Provision for Loan Losses

The decrease in the provision for the three months ended June 30, 2010 as compared to the same period in 2009 is primarily a result of a decrease in our loan production as well as a decrease in the balance of the overall portfolio during this period (See discussion of six month period ended June 30, 2010 above).

Non-interest Income and Non-interest Expense

For the three months ended June 30, 2010, we had non-interest income of $929,000 as compared to non-interest income of $1.5 million in the same period of 2009.  The decrease is primarily a result of a negative fair value adjustment on our interest rate swap of $247,000 in the 2010 three month period as compared to a positive adjustment of $230,000 in the same period of 2009. The interest rate swap is adjusted to fair value as of the end of each quarter.  Deposit service charges decreased by $98,000 in the three months ended June 30, 2010 as compared to the same period in 2009.  As stated in the discussion of our six month results, this decrease is due to fewer items being presented on insufficient funds. In the three months ended June 30, 2010, we had gains on the sale of securities in the amount of $104,000, as compared to $9,000 in the comparable period of 2009.  During the second quarter of 2010, we restructured a portion of our available-for-sale investments (See Note 4 — Investment Securities of our Consolidated Financial Statements and the discussion of non-interest income for the six-month periods).

Total non-interest expense decreased by $224,000 in the second quarter of 2010, as compared to the same period of 2009.  This is primarily a result of the decrease in our FDIC assessment in the second quarter of 2010 as compared to the second quarter 2009.  As previously discussed, the FDIC implemented a special assessment in the second quarter of 2009, which resulted in an additional FDIC assessment of $500,000 during the 2009 period.  Marketing and public relations expenses increased by $50,000 in the second quarter of 2010, as compared to the same period in 2009.  This is a result of planned additional media advertising in 2010 as compared to 2009. Other real estate expense increased by $73,000 from $30,000 during the three months ended June 30, 2009 as compared to $103,000 in the same period of 2010.  This is a result of the increased balance of other real estate owned and includes cost associated with foreclosure as well as property taxes paid on prior year delinquent taxes on certain properties.

All other variances in non-interest expenses during the three months ended June 30, 2010 as compared to the same period of 2009 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $607.1 million at June 30, 2010 as compared to $605.8 million at December 31, 2009, an increase of $1.3 million.  Loans at June 30, 2010 were $337.5 million as compared to $344.2 million at December 31, 2009.  We funded in excess of $22.0 million of new loan production in the first half of 2010, but due to scheduled pay downs during the period as well as transfers from loans to other real estate owned loans, loans declined by $6.7 million.  At June 30, 2010, loans accounted for 60.9% of earning assets, as compared to 62.1% at December 31, 2009.  The loan-to-deposit ratio at June 30, 2010 was 73.4% as compared to 76.6% at December 31, 2009.   Investment securities decreased from $195.8 million at December 31, 2009 to $186.4 million at June 30, 2010.  Short-term federal funds sold and interest-bearing bank balances increased from $14.1 million at December 31, 2009 to $30.1 million at June 30, 2010.  Deposits increased by $9.9 million to $459.5 million at June 30, 2010 as compared to $449.6 million at December 31, 2009.  During this period, we paid down $10.0 million in callable brokered certificates of deposits.  At June 30, brokered certificated of deposits were $4.9 million or 1.1% of our total deposit funding.  It is anticipated that the remaining brokered deposits will be called in the third quarter of 2010.  Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we have attempted to control the growth of our balance sheet and enhance our liquidity during the first half of 2010.  We have focused on growing our core deposit base while continuing to fund soundly underwritten loans.  To enhance our liquidity and improve our exposure to rising interest rates (see Market Risk Management section), the growth in deposits was primarily invested in interest-bearing deposits with the Federal Reserve Bank of Richmond.

During the second quarter of 2010, we restructured a portion of our available-for-sale investments. We sold a CDO with a carrying value of $4.9 million and realized a loss in the amount of $1.7 million.  This security had been previously downgraded to below investment grade (See Note 4 — Investment Securities to our Consolidated Financial Statements) and did not mature until July 2014.  Approximately $41.0 million in “GSE” bonds and mortgage-backed securities were sold that realized a gain of approximately $1.7 million.  The funds received from this transaction were primarily invested in other securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools.  Both of these types of securities carry a zero percent regulatory risk weighting and are backed by the full faith and credit of the United States Government.  A significant portion of the proceeds were reinvested into adjustable rate securities.  As a result of this transaction, we believe we have structured the balance sheet to continue to provide for improvement in our net interest margin in a rising interest rate environment, reduced the level of investments rated below investment grade, as well as improved our overall regulatory capital ratios.

Also during the second quarter of 2010, we reclassified four private label mortgage-backed securities with a carrying value of $4.2 million, previously categorized in the held-to-maturity portfolio to the available-for-sale category.  This transfer was made as a result of changes in circumstances that meet the accounting guidance in accordance with ASC 320-10-25-6.  This transfer meets the guidance as outlined in section (a) as a result of a “significant deterioration in the issuer’s creditworthiness”.  The ratings agencies approach to downgrading these mortgage-backed securities has varied significantly over the past two years and we do not believe a rating downgrade by itself is necessarily enough or the only factor to be considered to meet criteria a of the guidance.    We believe this significant deterioration is further determined by whether or not OTTI was recorded on the security.

These securities have incurred OTTI and in accordance with ASC 320-10-35, at the time of the OTTI, we also recorded an unrealized loss in accumulated other comprehensive income/(loss). The unrealized loss on these securities is treated differently than unrealized losses on our available for sale securities for regulatory capital purposes, specifically in the way it treats the deferred tax asset on the unrealized loss.  Based on the deterioration in credit quality, (as defined above), we believe we have met the requirements in section (a) described above and have not tainted the remaining held to maturity portfolio.  We currently do not intend to sell these securities and believe it is more likely than not that we can hold these investments until a recovery of fair value, which may be maturity.  We also do not consider these investments to have additional other-than-temporary impairment in excess of amounts previously recognized at June 30, 2010.

The following table shows the composition of the loan portfolio by category:

	June 30,		December 31,
	2010		2009
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$21,331	6.3%	$22,758	6.6%
Real estate:
Construction	14,387	4.3%	19,972	5.8%
Mortgage — residential	49,828	14.8%	50,985	14.8%
Mortgage — commercial	216,961	64.3%	214,178	62.2%
Consumer	35,000	10.3%	36,294	10.6%
Total gross loans	337,507	100.0%	344,187	100.0%
Allowance for loan losses	(4,838)		(4,854)
Total net loans	$332,669		$339,333

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

We are currently slightly liability sensitive within one year.  However, neither the “gap” analysis nor asset/liability modeling is a precise indicator of our interest sensitivity position due to the many factors that affect net interest income including changes in the volume and mix of earning assets and interest-bearing liabilities.  Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Through simulation modeling we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net interest income over the next twelve months.

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At June 30, 2010 the fair value of the contract was a negative $807,000. A negative fair value adjustment of $443,000 was recognized in other income for the six month period ended June 30, 2010. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2010, March 31, 2010 and December 31, 2009 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	June 30, 2010	March 31, 2010	December 31, 2009
+200bp	+5.72%	+ 5.25%	+2.26%
+100bp	+2.80%	+ 2.60%	+ 1.85%
Flat	—	—	—
-100bp	-1.81%	- 1.22%	-1.61%
-200bp	-4.59%	- 3.41%	-6.89%

Even though we are liability sensitive, the model at June 30, 2010 reflects a decrease in net interest income in a declining rate environment.  This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates.  The improvement in the impact of a rising rate environment reflects our efforts to reduce the liability sensitivity in the balance sheet.  The simulated impact of rising rates can be significantly impacted by changes in estimated prepayments on our investment portfolio.     The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At June 30, 2010, March 31, 2010 and December 31, 2009 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 26.3%, 28.2% and 43.6%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represents 26.9% of total assets at June 30, 2010.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At June 30, 2010, the amount of certificates of deposits of $100,000 or more represented 17.5% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.  At June 30, 2010, we have $4.9 million in brokered certificates of deposits with remaining maturity of approximately 9.0 years.   The brokered deposits were obtained in April and May 2008 to fund a specific leverage strategy.  Subsequent to June 30, 2010, we exercised the call feature on certain of these brokered CD’s and anticipate paying off the remaining $4.9 million in the third quarter of 2010.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2010, we had issued commitments to extend credit of $44.1 million, including $24.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Other than as described elsewhere in this report, we are not aware of any trends, events or uncertainties that we expect to result in a significant adverse effect on our liquidity position.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and poor earnings, or a combination of these factors, could change the liquidity position in a relatively short period of time. In addition, the Company must currently obtain preapproval of the Federal Reserve Board before increasing or guaranteeing any debt.

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 7.0% and 6.8% of total assets at June 30, 2010 and December 31, 2009, respectively. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these have not been utilized in 2009 or the first half of 2010.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The Federal Home Loan Bank of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

On April 6, 2010, the Bank entered into a formal written agreement (the “Agreement”) with the OCC, our primary bank regulator.  The Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Agreement, the OCC’s primary concern with the Bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of June 30, 2010, the Bank exceeds these ratios.  The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Agreement.  The Bank intends to take all actions necessary to enable it to comply with the requirements of the Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Agreement, and the determination of our compliance will be made by the OCC.  However, management believes the Bank is currently in compliance with all provisions of the Agreement].  Failure to meet the requirements of the Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.29%, 12.49%, and 13.70%, respectively, at June 30, 2010 as compared to 7.83%, 11.47%, and 12.61%, respectively, at December 31, 2009.  The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.77%, 13.18%, and 14.39%, respectively at June 30, 2010 as compared to 8.41%, 12.41% and 13.56%, respectively at December 31, 2009. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.  In addition, we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next 12 months.

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Agreement the Bank signed with the OCC on April 6, 2010, that prohibit the Bank from paying cash dividends to the Company.  In addition, the Company must currently obtain preapproval of the Federal Reserve Board before paying dividends.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

(Dollars in thousands)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$341,701	$10,025	5.92%	$332,216	$9,927	6.03%
Securities:	188,116	3,954	4.24%	224,144	5,608	5.05%
Federal funds sold and securities purchased under agreements to resell	24,656	45	0.37%	17,214	46	0.54%
Total earning assets	554,473	14,024	5.10%	573,574	15,581	5.48%
Cash and due from banks	8,095			10,189
Premises and equipment	18,519			19,294
Other assets	31,598			54,617
Allowance for loan losses	(4,881)			(4,254)
Total assets	$607,804			$653,420
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$66,008	172	0.53%	$61,646	165	0.54%
Money market accounts	43,498	179	0.83%	33,346	167	1.01%
Savings deposits	27,950	42	0.30%	23,742	33	0.28%
Time deposits	242,784	2,912	2.42%	246,429	4,339	3.55%
Other borrowings	104,464	1,547	2.99%	146,603	2,245	3.09%
Total interest-bearing liabilities	484,704	4,852	2.02%	511,766	6,949	2.74%
Demand deposits	76,125			67,166
Other liabilities	4,854			6,026
Shareholders’ equity	42,121			68,462
Total liabilities and shareholders’ equity	$607,804			$653,420

Net interest spread			3.08%			2.74%
Net interest income/margin		$9,172	3.34%		$8,632	3.03%
Net interest income/margin FTE basis	$56	$9,228	3.36%	$74	$8,706	3.06%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

(Dollars in thousands)

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$339,864	$4,975	5.87%	$332,029	$4,964	6.00%
Securities:	184,656	1,867	4.06%	218,833	2,667	4.89%
Federal funds sold and securities purchased	30,158	27	0.36%	23,345	31	0.53%
Total earning assets	554,678	6,869	4.97%	574,207	7,662	5.35%
Cash and due from banks	8,021			8,232
Premises and equipment	18,428			19,249
Other assets	32,329			54,866
Allowance for loan losses	(4,860)			(3,917)
Total assets	$608,596			$652,637

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$68,801	$101	0.59%	$61,249	$67	0.44%
Money market accounts	44,332	91	0.82%	34,148	75	0.88%
Savings deposits	28,977	23	0.32%	24,694	17	0.28%
Time deposits	240,439	1,419	2.37%	245,401	2,068	3.38%
Other borrowings	101,019	770	3.06%	145,073	1,113	3.08%
Total interest-bearing liabilities	483,568	2,404	1.99%	510,565	3,340	2.62%
Demand deposits	77,810			67,835
Other liabilities	4,970			6,104
Shareholders’ equity	42,248			68,133
Total liabilities and shareholders’ equity	$608,596			$652,637

Net interest spread			2.98%			2.73%
Net interest income/margin		$4,465	3.23%		$4,322	3.02%
Net interest income/margin FTE basis	$28	$4,493	3.25%	$34	$4,356	3.04%

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30,  2010 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2009.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit	Description

3.2	Amended and Restated Bylaws of the Company dated June 15, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 21, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	August 16, 2010	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	August 16, 2010	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated Bylaws of the Company dated June 15, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 21, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.