Form 10-Q
period 2010-09-30
FIRST COMMUNITY CORP /SC/
filed 2010-11-15
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 12, 2010, 3,265,809 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2009
ASSETS
Cash and due from banks	$9,831	$6,752
Interest-bearing bank balances	21,599	13,635
Federal funds sold and securities purchased under agreements to resell	422	457
Investment securities - available for sale	153,843	131,836
Investment securities - held to maturity (market value of $39,820 and $49,092 at September, 2010 and December 31, 2009, respectively)	42,478	56,104
Other investments, at cost	6,984	7,904
Loans	329,713	344,187
Less, allowance for loan losses	4,841	4,854
Net loans	324,872	339,333
Property, furniture and equipment - net	18,126	18,666
Bank owned life insurance	10,747	10,551
Other real estate owned	7,373	3,167
Intangible assets	1,036	1,502
Other assets	14,138	15,920
Total assets	$611,449	$605,827
LIABILITIES
Deposits:
Non-interest bearing demand	$76,252	$72,656
NOW and money market accounts	119,371	104,659
Savings	31,022	25,757
Time deposits less than $100,000	145,805	156,422
Time deposits $100,000 and over	89,181	90,082
Total deposits	461,631	449,576
Securities sold under agreements to repurchase	15,883	20,676
Federal Home Loan Bank advances	68,826	73,326
Junior subordinated debt	15,464	15,464
Other borrowed money	120	164
Other liabilities	5,636	5,181
Total liabilities	567,560	564,387
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	11,011	10,939
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,265,809 at September 30, 2010 3,252,358 at December 31, 2009	3,266	3,252
Common stock warrants issued	509	509
Nonvested restricted stock	—	(79)
Additional paid in capital	48,939	48,873
Retained earnings (deficit)	(19,832)	(20,401)
Accumulated other comprehensive income	(4)	(1,653)
Total shareholders’ equity	43,889	41,440
Total liabilities and shareholders’ equity	$611,449	$605,827

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$14,970	$15,046
Taxable securities	5,632	7,926
Non taxable securities	168	255
Federal funds sold and securities purchased under resale agreements	44	42
Other	28	26
Total interest income	20,842	23,295
Interest expense:
Deposits	4,860	6,842
Federal funds sold and securities sold under agreement to repurchase	50	77
Other borrowed money	2,277	3,263
Total interest expense	7,187	10,182
Net interest income	13,655	13,113
Provision for loan losses	1,365	2,057
Net interest income after provision for loan losses	12,290	11,056
Non-interest income:
Deposit service charges	1,421	1,731
Mortgage origination fees	691	622
Investment advisory fees and non-deposit commissions	416	337
Gain on sale of securities	324	654
Fair value gain (loss) adjustments	(644)	66
Other-than-temporary-impairment write-down on securities	(799)	(921)
Other	1,265	1,221
Total non-interest income	2,674	3,710
Non-interest expense:
Salaries and employee benefits	6,610	6,252
Occupancy	918	896
Equipment	873	944
Marketing and public relations	301	261
FDIC assessments	735	902
Other real estate expense	536	138
Amortization of intangibles	466	466
Impairment of goodwill	—	27,761
Other	2,597	2,753
Total non-interest expense	13,036	40,373
Net income (loss) before tax	1,928	(25,607)
Income taxes	471	492
Net income (loss)	$1,457	$(26,099)
Preferred stock dividends, including discount accretion	497	493
Net income (loss) available to common shareholders	$960	$(26,592)
Basic earnings (loss) per common share	$0.29	$(8.17)
Diluted earnings (loss) per common share	$0.29	$(8.17)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,946	$5,119
Taxable securities	1,755	2,486
Non taxable securities	91	87
Federal funds sold and securities purchased under resale agreements	17	14
Other	9	8
Total interest income	6,818	7,714
Interest expense:
Deposits	1,555	2,138
Federal funds sold and securities sold under agreement to repurchase	13	22
Other borrowed money	767	1,073
Total interest expense	2,335	3,233
Net interest income	4,483	4,481
Provision for loan losses	235	665
Net interest income after provision for loan losses	4,248	3,816
Non-interest income:
Deposit service charges	459	599
Mortgage origination fees	342	159
Commission on sale of non deposit investment products	82	85
Gain on sale of securities	218	291
Fair value gain (loss) adjustments	(201)	(185)
Other-than-temporary-impairment write-down on securities	(440)	(179)
Other	462	390
Total non-interest income	922	1,160
Non-interest expense:
Salaries and employee benefits	2,305	2,112
Occupancy	312	307
Equipment	290	321
Marketing and public relations	105	99
FDIC assessment	323	215
Other real estate expense	243	23
Amortization of intangibles	155	156
Impairment of goodwill	—	27,761
Other	911	926
Total non-interest expense	4,644	31,920
Net income (loss) before tax	526	(26,944)
Income taxes	132	141
Net income (loss)	$394	$(27,085)
Preferred stock dividends, including discount accretion	166	165
Net income available to common shareholders	$228	$(27,250)
Basic earnings (loss) per common share	$0.07	$(8.35)
Diluted earnings (loss) per common share	$0.07	$(8.35)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Nine Months ended September 30, 2010 and September 30, 2009

								Other
				Common	Additional	Nonvested	Retained	Comprehensive
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Earnings	Income
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive income (loss):
Net income (loss)							(26,099)		(26,099)
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of tax of $1,024								2,215
Unrealized market loss on held-to- maturity securities net of tax benefit of $580								(1,096)
Less: reclassification adjustment for gain included in net loss,net of tax benefit $107								(160)
Other comprehensive income								959	959
Comprehensive loss:									(25,140)
Amortization of compensation on restricted stock						80			80
Dividends: Common ($0.20 per share)							(647)		(647)
Preferred	68						(493)		(425)
Dividend reinvestment plan		21	21		120				141
Balance, September 30, 2009	$10,918	3,248	$3,248	$509	$48,852	$(106)	$(20,976)	$(280)	$42,165

Balance, December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440
Comprehensive income:
Net income							1,457		1,457
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of tax of $732								1,341
Less: reclassification adjustment for gain included in net income, net of tax $113								(211)
Reclassification adjustment for Other-than-temporary impairment included in income net of tax benefit of $280								519
Other comprehensive income								1,649	1,649
Comprehensive income:									3,106
Amortization of compensation on restricted stock						79			79
Dividends: Common ($0.12 per share)							(391)		(391)
Preferred	72						(497)		(425)
Dividend reinvestment plan		14	14		66				80
Balance, September 30, 2010	$11,011	3,266	3,266	$509	$48,939	$—	$(19,832)	$(4)	$43,889

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,457	$(26,099)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation	667	745
Premium amortization (discount accretion)	943	(34)
Provision for loan losses	1,365	2,057
Amortization of intangibles	466	466
Gain on sale of securities	(324)	(654)
Other-than-temporary-impairment on securities	799	921
Goodwill Impairment	—	27,761
Net (increase) decrease in fair value option instruments and derivatives	644	(66)
Decrease in other assets	2,198	1,617
Increase (decrease) in other liabilities	574	(180)
Net cash provided in operating activities	8,789	6,534
Cash flows form investing activities:
Purchase of investment securities available-for-sale	(100,532)	(52,972)
Maturity of investment securities available-for-sale	30,933	40,997
Proceeds from sale of securities available-for-sale	56,504	17,489
Purchase of investment securities held-to-maturity	(10)	(2,123)
Maturity of investment securities held-to-maturity	6,962	11,108
Maturity of securities held-for-trading	—	614
Decrease (increase) in loans	6,760	(16,348)
Purchase of property and equipment	(127)	(418)
Net cash provided (used) in investing activities	490	(1,653)
Cash flows from financing activities:
Increase in deposit accounts	11,995	23,320
Decrease in securities sold under agreements to repurchase	(4,793)	(8,882)
Decrease in other borrowings	(44)	(28)
Advances from the FHLB	—	4,000
Repayment of advances FHLB	(4,620)	(10,120)
Dividends paid: Common Stock	(391)	(647)
Preferred Stock	(497)	(426)
Dividend reinvestment plan	79	141
Net cash provided from financing activities	1,729	7,358
Net increase in cash and cash equivalents	11,008	12,239
Cash and cash equivalents at beginning of period	20,844	12,367
Cash and cash equivalents at end of period	$31,852	$24,606
Supplemental disclosure:
Cash paid during the period for:
Interest	$6,939	$10,666
Income taxes	$—	$350
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$1,651	$1,528
Transfer of loans to foreclosed property	$6,339	$1,878
Transfer of HTM securities with OTTI to AFS securities	$5,800	$—

Notes to Consolidated Financial Statements

Note 1    - Nature of Business and Basis of Presentation

First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Company”), was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A. (the “Bank”), which commenced operations in August 1995. On October 1, 2004, the Company completed its acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank.  During the second quarter of 2006, the Company completed its acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. On September 15, 2008, the Company completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. The Company engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. The Company offers a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services.  The Company also offers online banking to our customers. The Company’s stock trades on The NASDAQ Capital Market under the symbol FCCO.

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of  the Company, present fairly in all material respects the Company’s financial position at September 30, 2010 and December 31, 2009, the Company’s results of operations for the nine and three months ended September 30, 2010 and 2009, and the Company’s cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 2 – Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months		Three months
	ended September 30,		ended September 30,
(In thousands, except price per share)	2010	2009	2010	2009
Numerator (Net income (loss) available to common shareholders)	$960	$(26,592)	$228	$(27,250)
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,259	3,253	3,264	3,262
Dilutive securities:
Stock options — Treasury stock method	—	—	—	—
Diluted earnings per share	3,259	3,253	3,264	3,262
The average market price used in calculating assumed number of shares	$6.02	$6.76	$5.55	$6.59

At September 30, 2010 there were 190,256 outstanding options at an average exercise price of $13.28 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.02 and $5.55 for the nine and three-month periods ended September 30, 2010, respectively, and therefore are not deemed to be dilutive.  At September 30, 2009 there were 191,000 outstanding options at an average exercise price of

$13.33 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.76 and $6.59 for the nine and three-month period ended September 30, 2009 and therefore are not deemed to be dilutive.

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

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal the fair value measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

Other Real Estate Owned (OREO): OREO is carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral.  When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 2 measurement.

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

The following tables reflect the changes in fair values for the nine and three-month periods ended September 30, 2010 and 2009 and where these changes are included in the income statement:

(Dollars in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Description	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)
Trading securities	$—	$41	$—	$16
Interest rate cap/swap	(644)	10	(201)	(210)
Federal Home Loan Bank Advance	—	15	—	9
Total	$(644)	$66	$(201)	$(185)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2010 and December 31, 2009 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	13,901	—	13,901	—
Mortgage backed securities	79,657	—	79,657	—
Small Business Administration securities	42,336	—	42,336	—
State and local government	13,037	—	13,037	—
Corporate and other securities	4,912	1,056	2,302	1,554
	153,843	1,056	151,233	1,554

Interest rate cap/swap	(923)	—	—	(923)
Total	$152,920	$1,056	$151,233	$631

Note 3 —Assets and Liabilities Measured at Fair Value — continued

(Dollars in thousands)

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	7,718	—	7,718	—
Mortgage backed securities	94,124	—	94,124	—
Small Business Administration securities	9,408	—	9,408	—
State and local government	8,179	—	8,179	—
Corporate and other securities	12,407	1,215	5,412	5,780
	131,836	1,215	124,841	5,780

Interest rate cap/floor	(535)	—	—	(535)
Total	$131,301	$1,215	$124,841	$5,245

The following tables reconcile the changes in Level 3 financial instruments for the nine and three months ended September 30, 2010, that are measured on a recurring basis.

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, December 31, 2009	$5,780	$(535)
Gain (loss) recognized	(1,026)	(644)
Payments made (received)	(3,200)	256
Ending Balance, September 30, 2010	$1,554	$(923)

	Available for Sale securities	Interest rate Cap/Floor
Beginning Balance, June 30, 2010	$1,757	$(807)
Gain (loss) recognized	(203)	(201)
Payment made (received)	—	85
Ending Balance, September 30, 2010	$1,554	$(923)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2010 and December 31, 2009 that are measured on a non-recurring basis.  Goodwill and other intangible assets are measured on a non-recurring basis at least annually.  The valuation is performed at September 30 of each year.

(Dollars in thousands)

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,473	$—	$9,473	$—
Other real estate owned	7,373	—	7,373	—
Total	$16,846	$—	$16,846	$—

Note 3 —Assets and Liabilities Measured at Fair Value — continued

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,687	$—	$5,687	$—
Held-to-maturity securities (OTTI)	2,277	—	2,277	—
Other real estate owned	3,167	—	3,167	—
Total	$11,131	$—	$11,131	$—

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	OTTI Recognized In AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
State and local government	$2,666	$—	$94	$—	$2,760
Mortgage-backed securities	39,752	—	693	3,444	37,001
Other	60	—	—	1	59
	$42,478	$—	$787	$3,445	$39,820
December 31, 2009:
State and local government	$2,711	$—	$94	$—	$2,805
Mortgage-backed securities	53,333	1,676	389	5,816	46,230
Other	60	—	—	3	57
	$56,104	$1,676	$483	$5,819	$49,092

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
Government sponsored enterprises	$13,805	$96	$—	$13,901
Mortgage-backed securities	80,521	1,095	1,959	79,657
Small Business Administration pools	41,573	766	3	42,336
State and local government	12,160	877	—	13,037
Corporate and other securities	5,828	181	1,097	4,912
	$153,887	$3,015	$3,059	$153,843
December 31, 2009:
Government sponsored enterprises	7,682	50	14	7,718
Mortgage-backed securities	93,131	2,096	1,103	94,124
Small Business Administration pools	9,354	74	20	9,408
State and local government	8,106	123	50	8,179
Corporate and other securities	14,495	361	2,449	12,407
	$132,768	$2,704	$3,636	$131,836

During the nine months ended September 30, 2010 and September 30, 2009, the Company received proceeds of $56.5 million and $17.5 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $2.0 million and gross realized losses amounted to $1.7 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, gross realized gains amounted to $654,000 and there were no

Note 4—Investment Securities - continued

gross unrealized losses.  As prescribed by FASB ASC 320-10-35, for the quarter ended September 30, 2010, the Company recognized the credit component of an OTTI of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

At September 30, 2010, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $3.0 million, CDOs of $905,000, mutual funds at $889,000 and Federal Home Loan Mortgage Corporation preferred stock of $167,000.

At December 31, 2009, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.3 million, CDOs of $4.9 million, mutual funds at $865,000 and Federal Home Loan Mortgage Corporation preferred stock of $348,000.

During the nine and three months ended September 30, 2010 and 2009, the Company recorded OTTI losses on held-to-maturity and available-for-sale securities as follows:

(Dollars in thousands)

	Nine months ended September 30, 2010			Three months ended September 30, 2010
	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$—	$1,558	$1,558	$—	$440	$440
OTTI recognized in other comprehensive income (non-credit component)	—	759	759	—	0	0
Net impairment losses recognized in earnings (credit component)	$—	$799	$799	$—	$440	$440

(Dollars in thousands)

	Nine months ended September 30, 2009			Three months ended September 30, 2009
	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$1,952	$862	$2,814	$72	$107	$179
OTTI recognized in other comprehensive income (non-credit component)	1,676	217	1,893	—	—	—
Net impairment losses recognized in earnings (credit component)	$276	$645	$921	$72	$107	$179

Note 4—Investment Securities - continued

During 2010 and 2009, OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the nine months ended September 30, 2010 and September 30, 2009.

(Dollars in thousands)

	2010		2009
	Available for	Held to	Held to
	Sale	maturity	maturity

Balance at beginning of period	$165	$326	—

Other-than-temporary-impairment not previously recognized	146	98	147

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	527	28	—
Realized losses during the period	(73)	—	—
Transfer to available-for-sale	452	(452)
Balance related to credit losses on debt securities at end of period	$1,217	$—	$147

As of September 30, 2010, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings included three non-agency mortgage-backed securities.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security.  Relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the remaining unrealized losses.  The average prepayment rate, default rate and severity used in the valuations were approximately 8%, 13%, and 41%, respectively.

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2010 and December 31, 2009.

	Less than 12 months		12 months or more		Total
September 30, 2010 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Small Business Administration Pools	2,022	3	—	—	2,022	3
Government Sponsored Enterprise mortgage-backed securities	19,003	248	986	2	19,989	250
Non-agency mortgage-backed securities	—	—	11,867	1,709	11,867	1,709
Corporate bonds and other	827	171	2,029	926	2,856	1,097
State and local government	—	—	—	—	—	—
	21,852	422	14,882	2,637	36,734	3,059
Held-to-maturity securities:
State and local government	$—	$—	$—	$—	$—	$—
Non-agency mortgage-backed securities	—	—	30,775	3,444	30,775	3,444
Other	—	—	49	1	49	1
	—	—	30,824	3,445	30,824	3,445
Total	$21,852	$422	$45,706	$6,082	$67,558	$6,504

Note 4—Investment Securities - continued

	Less than 12 months		12 months or more		Total
December 31, 2009 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$1,486	$14	$—	$—	$1,486	$14
Small Business Administration pools	3,430	20	—	—	3,430	20
Government Sponsored Enterprise mortgage-backed securities	16,577	142	—	—	16,577	142
Non-agency mortgage-backed securities	472	130	7,880	831	8,352	961
Corporate bonds and other	2,033	247	8,191	2,202	10,224	2,449
State and local government	3,626	50	—	—	3,626	50
	27,624	603	16,071	3,033	43,695	3,636
Held-to-maturity securities:
Non-agency mortgage-backed securities	5,135	1,364	35,882	4,452	41,017	5,816
Other	57	3	—	—	57	3
	5,192	1,367	35,882	4,452	41,074	5,819
Total	$32,816	$1,970	$51,953	$7,485	$84,769	$9,455

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2009 and into the first nine months of 2010, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At September 30, 2010, the Bank owns mortgage-backed securities (MBSs) including collateralized mortgage obligations (CMOs) with a book value of $64.9 million and approximate fair value of $65.7 million issued by government sponsored entities (GSEs). Current economic conditions have impacted MBSs issued by GSEs such as GNMA, FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of September 30, 2010 and December 31, 2009, all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2010.

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (PLMBSs) including CMOs at September 30, 2010 with an amortized cost of $55.4 million and approximate fair value of $51.0 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and continuing through 2009 and into the first nine months of 2010. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

Note 4—Investment Securities - continued

As of September 30, 2010, the Company has identified nine PLMBS with a fair value of $9.7 million that it considers other-than-temporarily-impaired.  As prescribed by FASB ASC 320-10-65, the Company has recognized impairment charges in earnings for the amounts related to credit losses and amounts related to non-credit losses have been recognized in other comprehensive income.  Credit losses are estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.   The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of its amortized cost.

It is expected that the PLMBS portfolio will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the remaining balance of these investments to be other-than-temporarily impaired at September 30, 2010.

The following table summarizes as of September 30, 2010 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	16	$8,069	$7,456	$7,589
AA-	1	4,133	3,962	3,955
A1	1	3,630	3,400	3,629
A	1	475	475	450
Baa1	1	535	368	446
Baa2	1	265	265	263
Below Investment Grade	21	43,700	39,463	34,619
Total	42	$60,807	$55,389	$50,951

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with five different issuers. The economic conditions throughout 2008, 2009 and 2010 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better with the exception of three bonds downgraded below investment grade as of September 30, 2010. The first is rated C by Fitch and Ca by Moody and is a preferred term security with a par value of $2.0 million, book value of $1.5 million and fair value of $649,000 (PRETSL XIII B class).  During the nine months ended September 30, 2010, the Company identified this bond as other-than-temporarily-impaired and recognized an impairment charge for the credit component in earnings of $505,000.  The second bond was downgraded in 2009 and is a collateralized debt obligation (CDO ACE 2005-15 3A), rated CCC- by S&P, with a carrying value of $998,000 and fair value of $905,000. This bond matures on December 20, 2010, and it is anticipated that we will receive the par value of the bond at maturity.  The third bond is rated Ba1 by Moody and BBB- S&P (SLMA O) with a carrying value of $998,000 and a fair value of $827,000 and matures in July 2014.  All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. Because the Company has the ability and it is more likely than not the Company can hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2010, except to the extent OTTI has been previously recognized on the PRETSL XIII noted above.

Note 4—Investment Securities - continued

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2010.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2010.

The amortized cost and fair value of investment securities at September 30, 2010, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  Mortgage-backed securities are based on average life at estimated prepayment speeds.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,635	$2,686	$25,555	$24,294
Due after one year through five years	14,201	13,802	52,810	52,067
Due after five years through ten years	18,191	16,610	52,533	52,379
Due after ten years	7,451	6,722	22,989	25,103
	$42,478	$39,820	$153,887	$153,843

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

The insurance portion of the Financial Services Topic of the ASC was amended in April 2010 to address accounting for separate account interests.  The update provides that separate account interests held for the benefit of policy holders should not be considered to be the insurer’s interests in an investment and should not be combined with its general account interests when assessing this investment for consolidation.  For the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary.  The amendments in this update are effective for fiscal years, and interim periods

Note 5 - Recently Issued Accounting Pronouncements - continued

within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The Company does not expect the guidance to have any impact on the financial statements.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

Note 6 — Fair Value of Financial Instruments-continued

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

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$31,852	$31,852	$20,844	$20,844

Held-to-maturity securities	42,478	39,820	56,104	49,092

Available-for-sale securities	153,843	153,843	131,836	131,836
Other investments, at cost	6,984	7,390	7,904	7,904
Loans receivable	329,713	324,628	344,187	340,505
Allowance for loan losses	4,841	—	4,854	—
Net loans	324,872	324,628	339,333	340,505
Accrued interest	2,094	2,094	2,200	2,200

Interest rate cap/floor/swap	(923)	(923)	(535)	(535)

Financial liabilities:

Non-interest bearing demand	$76,252	$76,252	$72,656	$72,656
NOW and money market accounts	119,371	119,371	104,659	104,659
Savings	31,022	31,022	25,757	25,757
Time deposits	234,986	238,372	246,504	248,473
Total deposits	461,631	465,017	449,576	451,545
Federal Home Loan Bank Advances	68,826	76,150	73,326	77,738
Short term borrowings	16,003	16,003	20,840	20,840

Junior subordinated debentures	15,464	15,464	15,464	15,463
Accrued interest payable	2,408	2,408	2,219	2,219

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	44,105	44,105	44,033	44,033
Letters of Credit	912	912	984	984

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

These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the first nine months of 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP.  Such non-GAAP financial measures include, among others the following:  operating income, operating earning per diluted share available to common shareholders and operating expense.  Management uses these non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over a period of time. Management believes it provides users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results of prior periods.  These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies.  A reconciliation of these non-GAAP measures to GAAP is included below on pages 27 and 28 of this Form 10-Q.

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2010 as compared to the nine months and three months ended September 30, 2009, and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2010 and our notes included in the consolidated financial statements in our 2009 Annual Report on Form 10-K as filed with the SEC.

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

On November 21, 2008 as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury, pursuant to which we sold (i) 11,350 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 195,915 shares of our common stock for an aggregate purchase price of $11,350,000 in cash.

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

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (the “TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (the “TAGP”), which provides unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible

entities, unless the entity opted out on or before December 5, 2008.   We are participating in the TAGP, but opted out of the DGP.

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

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

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S.    The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions.  The Dodd-Frank Act also alters certain corporate governance matters affecting public companies.  Over the next 6 to 18 months, regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  The U.S. federal banking agencies support this agreement.  The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010.

On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. The U.S. Treasury is currently working to finalize terms of participation for this fund.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on

January 1, 2011.  In December 2009, we paid $ 2.9 million in prepaid risk-based assessments.  The remaining $2.3 million in prepaid deposit insurance is included in accrued interest receivable and other assets in the accompanying balance sheet as of September 30, 2010.

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

Comparison of Results of Operations for Nine months Ended September 30, 2010 to the Nine months Ended September 30, 2009

Net Income

Our net income available to common shareholders for the nine months ended September 30, 2010 was $960,000 or $.29 diluted earnings per common share, as compared to a net loss for common shareholders of $(26.6) million, or $(8.17) diluted loss per common share, for the nine months ended September 30, 2009. During the third quarter of 2009, we recognized a non-cash goodwill impairment charge of $27.8 million, or $8.51 per diluted share, that represented the complete write-off of our goodwill intangible asset.  Goodwill arises from business acquisitions and represents the value attributable to unidentifiable intangible elements in the business acquired.  We annually conducted a test to assess fair value in the current economic environment, as compared to the value determined at the time of acquisition.  The third quarter 2009 analysis and valuation process resulted in our determination that goodwill was impaired.  This determination was reflective of the impact of the then current and ongoing economic environment and its affect on the banking industry and our Company.  The calculation of fair value as part of the goodwill impairment test was subject to significant management judgment and estimates.  Industry-wide, market capitalization and acquisition multiples had significantly declined since 2004 and 2006, which are the dates of our acquisitions of Dutchfork Bankshares and DeKalb Bancshares, respectively.  Our Company had experienced the same trend, with a decline in its market price per share and an extended period of time trading at a discount to book value and tangible book value.  The non-cash charge is the accounting recognition of those events.  Given the non-cash nature of a goodwill charge, this non-interest expense item had no adverse impact upon our regulatory capital, liquidity position, operating performance or our prospects for future earnings.  There was no tax benefit recognized in 2009 as a result of this goodwill impairment charge.

Excluding the impairment charge, operating net income available to shareholders for the nine months and three months ended September 30, 2009 was $1.2 million ($0.36 per diluted share) and $511,000 ($0.16 per diluted share), respectively.  This compares to the previously mentioned net income available to common shareholders for the nine months and three months ended September 30, 2010 of $960,000 ($0.29 diluted earnings per common share) and $394,000 ($0.07 diluted earnings per common share).  The following table reconciles net income as reported under generally accepted accounting principles (GAAP) to the previously referred to operating net income available to shareholders (non-GAAP measure) for the nine month and three month period ended September 30, 2009:

(Dollars in thousands)	Nine months ended September 30, 2009	Three months ended September 30, 2009
Net income (loss) as reported for GAAP	$(26,099)	$(27,085)
Preferred stock dividend	493	165
Net income (loss) available to common shareholders as reported for GAAP	(26,592)	(27,250)
Impairment of goodwill	27,761	27,761
Operating income available to common shareholders (non-GAAP measure)	$1,169	$511

	Nine months ended September 30, 2009	Three months ended September 30, 2009
Net loss per common share as reported for GAAP	$(8.17)	$(8.35)
Impairment of goodwill	(8.53)	(8.51)
Operating income available to common shareholders (non-GAAP measure)	$0.36	$0.16

As previously stated, management uses these non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over a period of time.  During 2010, there were no adjustments between operating net income available to common shareholders and GAAP net income available to common shareholders.  The decrease of $209,000 in operating net income, during the nine months of 2010 as compared to the same period of 2009, was primarily a result of lower amounts reflected in non-interest income and increases in certain non-interest expense amounts both of which are discussed in more detail below.    These negative factors were partially offset by a 24 basis point improvement in our taxable equivalent net interest margin from 3.07% in 2009 to 3.31% in 2010.  In addition, we had a decrease in our provision for loan losses of $692,000 from $2.1 million in the first nine months of 2009 as compared to $1.4 million in the same period of 2010.   Average earning assets were $555.4 million for the nine month period ended September 30, 2010 as compared to $575.3 million for the nine months ended September 30, 2009. The decrease in average earning assets was a result of prepaying approximately $27.0 million in Federal Home Loan Bank advances late in the fourth quarter of 2009 as well as repaying $3.3 million in maturing advances in the first quarter of 2010. Despite the decrease in earning assets, we realized an increase in net interest income of $542,000 in the first nine months of 2010 as compared to the first nine months of 2009 as a result of the 24 basis point increase in our net interest margin.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2010 and 2009, along with average balances and the related interest income and interest expense amounts.

Net interest income was $13.7 million for the nine months ended September 30, 2010 as compared to $13.1 million for the nine months ended September 30, 2009.  This increase was due to the increase in our net interest margin.  Net interest margin on a taxable equivalent basis increased 24 basis points, from 3.07% at September 30, 2009 to 3.31% at September 30, 2010.   Yield on earning assets decreased by 39 basis points in the first nine months of 2010 as compared to the same period in 2009. The yield on earning assets for the nine months ended September 30, 2010 and 2009 was 5.02% and 5.41%, respectively.  The cost of interest-bearing liabilities during the first nine months of 2010 was 1.98% as compared to 2.66% in the same period of 2009, resulting in a 68 basis points decrease.  As a result of the ongoing recessionary economic conditions during 2008, throughout 2009 and thus far in 2010, interest rates continue to remain at historically low levels.  There were three primary contributors to the improvement in the net interest margin.  First, the repricing of time deposits have resulted in the cost of those funds decreasing by 104 basis points during the first nine months of 2010 as compared to the same period in 2009.  Second, during the fourth quarter of 2009, we prepaid $27.0 million in Federal Home Loan Bank advances which contributed to an 8 basis point decrease in cost of other borrowed funds in the first nine months of 2010 as compared to the same period in 2009. Third, the percentage of non-interest bearing deposits supporting our total funding sources increased from 11.7% in the first nine months of 2009 to 13.7% in the same period of 2010.

Provision and Allowance for Loan Losses

At September 30, 2010, the allowance for loan losses was $4.8 million, or 1.47% of total loans, as compared to $4.9 million, or 1.41% of total loans, at December 31, 2009.  The provision for loan losses is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.  The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions.  Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The decrease in the provision for loan losses for the first nine months of 2010 as compared to the same period in 2009 is primarily a result of a decrease in our loan production as well as a decrease in the balance of the overall portfolio during the first nine months of 2010. Real estate values have been dramatically impacted during this economic downturn. Due to our loan portfolio consisting of a large percentage of real estate secured loans, we, like most financial institutions, have experienced increasing delinquencies and problem loans.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the slowing economy have resulted in some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $8.3 million (1.37% of total assets) at December 31, 2009 to $13.4 million (2.19% of total assets) at September 30, 2010.  While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There are 38 loans included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) totaling $6.0 million. The two largest are in the amounts of $1.4 million and $851,000.  The first relationship in the amount of $1.4 million is a mortgage on a developed parking complex near the University of South Carolina athletic complex, whereby 76 individual parking spaces are to be sold to individuals.  It is not anticipated that we will incur a material loss if we are required to foreclose on the property in the future.  The second relationship in the amount of $851,000 is secured by a first lien on a single family residential lot located on the coast of North Carolina.  The average balance of the remaining 36 loans is approximately $105,000, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status we typically obtain an updated evaluation and generally write the balance down to the fair value if the loan balance exceeds fair value.  At September 30, 2010, we had two loans totaling $340,000 (0.10% of total loans) that were delinquent more than 90 days and still accruing interest, and 61 loans totaling $2.0 million (0.59% of total loans) that were delinquent 30 days to 89 days.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified four loan relationships in the amount of $1.6 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans. The relationships have previously been in delinquent status at various times but subsequently been brought current.  These loans are on various investment properties and it is not anticipated that we would have a material loss in the event we should subsequently foreclose on the properties.

Allowance for Loan Losses

	Nine months Ended September 30,
(Dollars in thousands)	2010	2009

Average loans outstanding	$339,140	$334,991
Loans outstanding at period end	$329,713	$345,428
Non-performing assets:
Nonaccrual loans	$5,652	$5,919
Loans 90 days past due still accruing	340	17
Foreclosed real estate	7,373	1,681
Total non-performing assets	13,365	$7,617

Beginning balance of allowance	$4,854	$4,581
Loans charged-off:
Construction and development	—	927
1-4 family residential mortgage	901	285
Multi-family residential	—	—
Non-residential real estate	222	69
Home equity	157	64
Commercial	92	683
Installment & credit card	109	166
Total loans charged-off	1,481	2,194
Recoveries:
1-4 family residential mortgage	42	6
Non-residential real estate	2	8
Home equity	6	4
Commercial	23	44
Installment & credit card	30	52
Total recoveries	103	114
Net loan charge offs	1,378	2,080
Provision for loan losses	1,365	2,057
Balance at period end	$4,841	$4,558

Net charge -offs to average loans	0.41%	0.62%
Allowance as percent of total loans	1.47%	1.32%
Non-performing assets as % of total assets	2.19%	1.20%
Allowance as % of non-performing assets	36.22%	59.84%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2010		December 31, 2009
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$528	5.9%	$634	6.6%
Real Estate — Construction	1,697	4.0%	1,331	5.8%
Real Estate Mortgage:
Commercial	1,344	65.3%	1,522	62.2%
Residential	272	14.4%	243	14.8%
Consumer	373	10.4%	133	10.6%
Unallocated	627	N/A	991	N/A
Total	$4,841	100.0%	$4,854	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2010 was $2.7 million compared to $3.7 million during the same period in 2009.  Deposit service charges decreased $310,000.   Mortgage origination fees increased by $69,000 and investment advisory and commissions on the sale of non-deposit investment products increased $79,000.  The decrease in deposit service charges results from a lower level of overdraft protection fees due to a decrease in the number of items being presented on insufficient fund balances.  Changes to Regulation E that became effective July 1, 2010 require that customers affirmatively opt in to our overdraft protection program.  To the extent customers who have utilized this product do not opt in, this will reduce fees related to the program that result from ATM and point of sale transactions.   It is expected that this will continue to adversely impact the fee income generated from this program in the short term.  The long term impact on this source of revenue is not known at this time.  As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  The results of this proposed legislation may impact our non-interest income from debit card transactions in the future.  Mortgage origination fees increased primarily as a result of an increase in the level of refinancing activity in the third quarter of 2010.  Changes to underwriting and appraisal requirements established by FNMA and FHLMC as well as changes in regulatory environment continue to impact the ability of individuals to qualify for loans.  The increase in investment advisory and commissions on sale of non-deposit products is a result of our continued emphasis on this source of revenue.  In the nine months ended September 30, 2010, we had gains on the sale of securities in the amount of $324,000 as compared to $654,000 in the comparable period of 2009.  During the second and third quarter of 2010, we restructured a portion of our available-for-sale investments. During the second quarter we sold a CDO (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information), and realized a loss in the amount of $1.7 million.  Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million.  In the third quarter of 2010, we sold two corporate securities and certain non-taxable municipal securities and realized gains of $218,000.  The sales and resulting net gains during the nine months ended September 30, 2010 were primarily a result of our desire to restructure the portfolio to better position us for a rising rate environment as well as investing in securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools. The proceeds from the sale of certain agency mortgage backed securities in the nine months ended September 30, 2009 were primarily reinvested in other agency mortgage-backed securities (GNMA securities) with lower regulatory risk weightings and slightly longer maturities.  As discussed below (see

“Market Risk Management” section) we entered into a five year interest rate swap agreement on October 8, 2008.  The swap has a $10.0 million notional amount and is adjusted to its fair value on a quarterly basis.  Due to continued declining interest rates during 2010 we recorded a loss on the fair value in the amount of $644,000 for the nine months ended September 30, 2010. This compares to a gain of $66,000 for the nine month period ended September 30, 2009.  OTTI charges of $294,000 (credit component) on six private label mortgage backed securities and of $505,000 on one pooled trust preferred security were recognized during the first nine months of 2010 (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information).   During the first nine months of 2009, we recognized aggregate OTTI in the amount of $921,000 on five investments.  The first, in the amount of $510,000, was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009.  The charge of $510,000 represented the entire balance of the investment.  An additional charge of $411,000 was taken on four private label mortgage backed securities. We engage a third party to obtain information about structure and anticipated cash flows to assist us in evaluating and monitoring our private label mortgage backed securities portfolio (see Note 4 to financial statements to our Consolidated Financial Statements for further information).

Total non-interest expense, excluding the goodwill impairment in 2009, increased by $424,000, or 3.4%, during the first nine months of 2010, as compared to the same period in 2009.  Salary and benefit expense increased $358,000 from $6.3 million in the first nine months of 2009 to $6.6 million in the comparable period of 2010.  This increase is primarily a result of normal salary adjustments made over the last 12 months as well as a lower amount of deferred salary expense resulting from decreased loan originations during the first nine months of 2010 as compared to the same period of 2009.  FDIC insurance assessments decreased $167,000 in the first nine months of 2010 as compared to the same period in 2009.   During the second quarter of 2009, the FDIC assessed a one-time special assessment on all insured institutions of 10 basis points.  This special assessment amounted to $500,000 and was expensed in the second quarter of 2009. The FDIC assessment rate for the first nine months of 2010 averaged approximately 19.5 basis points. The rate has increased to approximately 21.5 basis points for the remainder of 2010. The recently passed financial institution reform legislation broadens the assessment base for calculation of the FDIC assessment.  The timing of this change is not known but when implemented it is estimated that we will have reduced assessments in the amount of approximately $120,000 annually as compared to the existing assessment base.   In November 2009, all insured institutions with limited exceptions were required to prepay insurance assessments for a three-year period.  Our prepayment made in December 2009 amounted to approximately $2.9 million.  At September 30, 2010, the remaining prepaid insurance assessment amounted to $2.1 million and is included in “Other assets”.   Other real estate expense increased to $536,000 during the first nine months of 2010 as compared to $138,000 in the same period of 2009.  This is a result of the increased balance of other real estate owned and includes cost associated with foreclosure, force placed insurance coverage as well as property taxes paid on prior year delinquent taxes on these properties.  Non-interest expense “Other Miscellaneous” decreased by $172,000 from $637,000 in the first nine months of 2009 to $465,000 in the first nine months of 2010.  This decrease resulted primarily from increased monitoring and control over certain discretionary expenses as well as a reduction in charges to operating errors of approximately $57,000.

The following is a summary of the components of other non-interest expense:

	Nine months ended
	September 30,
(In thousands)	2010	2009
Data processing	$309	$268
Supplies	109	166
Telephone	226	226
Correspondent services	52	27
Loss on limited partnership interest	89	89
Insurance	156	141
Postage	138	145
Professional fees	856	886
Director fees	197	168
Other	465	637
	$2,597	$2,753

Income Tax Expense

Our effective tax rate was 24.4% and 22.8% (excluding the non-tax affected goodwill impairment charge in 2009) in the first nine months of 2010 and 2009, respectively.   Our effective tax rate is currently expected to remain at approximately 25.0% throughout the remainder of 2010.

Comparison of Results of Operations for Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009:

Net Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2010 and 2009, along with average balances and the related interest income and interest expense amounts.

Our net income available to common shareholders for the third quarter of 2010 was $228,000, or $0.07 diluted earnings per common share, as compared to a loss of ($27.3) million, or ($8.35) diluted loss per common share, in the same period of 2009.  Operating net income available to common shareholders for the three months ended September 30, 2009 was $511,000, or $0.16 per diluted share (see the table reconciling Non-GAAP measures to GAAP net income above).  Net interest income remained relatively unchanged at $4.5 million for the three months ended September 30, 2010 as compared to the same period in 2009.  The taxable equivalent net interest margin improved  10 basis point to 3.21% in the three months ended September 30, 2010 as compared to 3.11% in the same period of 2009. The improvement in net interest margin was offset by a decline in the average earning assets of $21.3 million in the three months ended September 30, 2010 as compared to the same period in 2009.  The yield on average earning assets decreased to 4.86% in the third quarter of 2010 from 5.30% in the third quarter of 2009. The cost of interest bearing liabilities also decreased to 1.92% in the third quarter of 2010 as compared to 2.51% in the third quarter of 2009.

Average earning assets equaled $556.3 million during the third quarter of 2010 as compared to $577.6 million during the third quarter of 2009.  The decrease in the level of average earning assets is primarily a result of the pay down of Federal Home Loan Bank advances in the fourth quarter of 2009 and first quarter of 2010 as explained in the discussion of our nine month results.

Provision for Loan Losses

The decrease in the provision for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily a result of a decrease in our loan production as well as a decrease in the balance of the overall portfolio during this period.  See the discussion of the nine month period ended September 30, 2010, above).

Non-interest Income and Non-interest Expense

For the three months ended September 30, 2010, we had non-interest income of $922,000 as compared to non-interest income of $1.2 million in the same period of 2009.   Deposit service charges decreased by $140,000 in the three months ended September 30, 2010 as compared to the same period in 2009.  As stated in the discussion of our nine month results, this decrease is due to fewer items being presented on insufficient funds. In the three months ended September 30, 2010, we had “Other-than-temporary write-downs on securities” of $440,000 as compared to $179,000 in the same period of 2009 (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information).  For the three months ended September 30, 2010, mortgage origination fees increased to $342,000 as compared to $159,000 in the same period of 2009.  The increase in mortgage origination fees was a result of an increase in the level of refinancing activity due to continued declining mortgage interest rates.

Total non-interest expense increased $485,000 in the third quarter of 2010 as compared to the same period of 2009 (excluding the goodwill impairment charge taken in the three month period in 2009).  This is a result of the increased salary and benefit costs which were $2.3 million in the three months ended September 30, 2010 as compared to $2.1 million in the same period of 2009.  As discussed in the nine month results, this is primarily a result of normal salary adjustments made over the last 12 months as well as a lower amount of deferred salary expense resulting from decreased loan originations during the three month period ended September 30, 2010 as compared to the same period of 2009.  FDIC insurance assessments increased $108,000 for the three months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of increased assessment rates.  As discussed previously, we anticipate that our assessment rate will remain at approximately 21.5 basis points for the remainder of 2010.  Other real estate expense increased by $220,000 from $23,000 during the three months ended September 30, 2009 as compared to $243,000 in the same period of 2010.  As previously discussed, this is a result of the increased balance of other real estate owned and includes costs associated with foreclosure as well as property taxes paid on prior year delinquent taxes on certain properties.

All other variances in non-interest expenses during the three months ended September 30, 2010 as compared to the same period of 2009 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $611.4 million at September 30, 2010 as compared to $605.8 million at December 31, 2009, an increase of $5.6 million.  Loans at September 30, 2010 were $329.7 million as compared to $344.2 million at December 31, 2009.  We funded in excess of $32.5 million of new loan production in the first nine months of 2010, but due to scheduled pay downs during the period as well as transfers from loans to other real estate owned, loans declined by $14.5 million.  At September 30, 2010, loans accounted for 59.4% of earning assets as compared to 62.1% at December 31, 2009.  The loan-to-deposit ratio at September 30, 2010 was 71.4% as compared to 76.6% at December 31, 2009.   Investment securities increased from $195.8 million at December 31, 2009 to $203.3 million at September 30, 2010.  Short-term federal funds sold and interest-bearing bank balances increased from $14.1 million at December 31, 2009 to $22.0 million at September 30, 2010.  Deposits increased by $12.0 million to $461.6 million at September 30, 2010 as compared to $449.6 million at December 31, 2009.  During this period, we paid down $14.9 million in callable brokered certificates of deposits.  At September 30, 2010, we had no brokered certificates of deposits.  Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we have attempted to control the growth of our balance sheet and enhance our liquidity during the first nine months of 2010.  We have focused on growing our core deposit base while continuing to fund soundly underwritten loans.  To enhance our liquidity and improve our exposure to rising interest rates (see Market Risk Management section), the growth in deposits was invested in interest-bearing deposits with the Federal Reserve Bank of Richmond and shorter maturity amortizing investments such as agency CMO’s and SBA pools.

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

During the nine months ended September 30, 2010, we reclassified five private label mortgage-backed securities with a carrying value of $5.7 million, previously categorized in the held-to-maturity portfolio to the available-for-sale category.  This transfer was made as a result of changes in circumstances that meet the accounting guidance in accordance with ASC 320-10-25-6.  This transfer meets the guidance as outlined in section (a) as a result of a “significant deterioration in the issuer’s creditworthiness”.  The ratings agencies approach to downgrading these mortgage-backed securities has varied significantly over the past two years and we do not believe a rating downgrade by itself is necessarily enough or the only factor to be considered to meet section (a) of the guidance.    We believe this significant deterioration is further determined by whether or not OTTI was recorded on the security.

These securities have incurred OTTI and in accordance with ASC 320-10-35, at the time of the OTTI, we also recorded an unrealized loss in accumulated other comprehensive income/(loss). The unrealized loss on these securities is treated differently than unrealized losses on our available for sale securities for regulatory capital purposes, specifically in the way it treats the deferred tax asset on the unrealized loss.  Based on the deterioration in credit quality, (as defined above), we believe we have met the requirements in section (a) described above and have not tainted the remaining held to maturity portfolio.  We currently do not intend to sell these securities and believe it is more likely than not that we can hold these investments until a recovery of fair value, which may be maturity.  We also do not consider these investments to have additional OTTI in excess of amounts previously recognized at September 30, 2010.

The following table shows the composition of the loan portfolio by category:

	September 30,		December 31,
	2010		2009
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$19,587	5.9%	$22,758	6.6%
Real estate:
Construction	13,214	4.0%	19,972	5.8%
Mortgage – residential	47,419	14.4%	50,985	14.8%
Mortgage – commercial	215,160	65.3%	214,178	62.2%
Consumer	34,333	10.4%	36,294	10.6%
Total gross loans	329,713	100.0%	344,187	100.0%
Allowance for loan losses	(4,841)		(4,854)
Total net loans	$324,872		$339,333

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

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At September 30, 2010, the fair value of the contract was a negative $923,000. A fair value adjustment of $644,000 was recognized in other income for the nine month period ended September 30 2010. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the  swap rate for the remaining term at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2010, June 30, 2010,  March 31, 2010 and December 31, 2009 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
+200bp	+3.57%	+5.72%	+ 5.25%	+2.26%
+100bp	+1.76%	+2.80%	+ 2.60%	+ 1.85%
Flat	—	—	—	—
-100bp	-2.49%	-1.81%	- 1.22%	-1.61%
-200bp	-6.01%	-4.59%	- 3.41%	-6.89%

Even though we are liability sensitive, the model at September 30, 2010 reflects a decrease in net interest income in a declining rate environment.  This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates.  Improvement in the impact of a rising rate environment reflects our efforts to reduce the liability sensitivity in the balance sheet throughout 2010.  The simulated impact of rising rates can be significantly impacted by changes in estimated prepayments on our investment portfolio.     The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 24.7%, 26.3%, 28.2% and 43.6%, respectively.

Liquidity and Capital Resources

Liquidity measures our ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to accommodate possible outflows in deposit accounts, meet loan requests and commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, capitalize on new business opportunities, and take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds.

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represents 28.8% of total assets at September 30, 2010.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity in addition to deposit gathering activities include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100,000 or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At September 30, 2010, the amount of certificates of deposits of $100,000 or more represented 19.3% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.  At September 30, 2010, we had no brokered certificates of deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2010, we had issued commitments to extend credit of $45.0 million, including $25.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 7.2% and 6.8% of total assets at September 30, 2010 and December 31, 2009, respectively. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these have not been utilized in 2009 or the first nine months of 2010.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The Federal Home Loan Bank of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

On April 6, 2010, the Bank entered into a formal written agreement (the “Agreement”) with the OCC, our primary bank regulator.  The Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Agreement, the OCC’s primary concern with the Bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of September 30, 2010, the Bank exceeds each of these ratios.  The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Agreement.  The Bank intends to take all actions necessary to enable it to comply with the requirements of the Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Agreement, and the determination of our compliance will be made by the OCC.  However, management believes the Bank is currently in compliance with all provisions of the Agreement.  Failure to meet the requirements of the Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.37%, 12.83%, and 14.06%, respectively, at September 30, 2010 as compared to 7.83%, 11.47%, and 12.61%, respectively, at December 31, 2009.  The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.77%, 13.43%, and 14.66%, respectively at September 30, 2010 as compared to 8.41%, 12.41% and 13.56%, respectively at December 31, 2009. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.  In addition, we believe that we will continue to exceed the individual minimum capital ratios established by the OCC noted above for at least the next 12 months.

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

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$339,140	$14,970	5.90%	$334,991	$15,046	6.01%
Securities:	190,946	5,800	4.06%	221,582	8,181	4.94%
Federal funds sold and securities purchased under agreements to resell	25,293	72	0.38%	18,680	68	0.49%
Total earning assets	555,379	20,842	5.02%	575,253	23,295	5.41%
Cash and due from banks	7,697			8,872
Premises and equipment	18,424			19,241
Other assets	31,863			54,737
Allowance for loan losses	(4,901)			(4,264)
Total assets	$608,462			$653,839
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$68,219	280	0.55%	$60,449	218	0.48%
Money market accounts	44,084	252	0.76%	34,804	245	0.94%
Savings deposits	28,772	61	0.28%	24,171	52	0.29%
Time deposits	239,974	4,267	2.38%	247,645	6,327	3.42%
Other borrowings	103,129	2,327	3.02%	144,259	3,340	3.10%
Total interest-bearing liabilities	484,178	7,187	1.98%	511,328	10,182	2.66%
Demand deposits	76,645			67,899
Other liabilities	5,102			6,370
Shareholders’ equity	42,537			68,242
Total liabilities and shareholders’ equity	$608,462			$653,839

Net interest spread			3.04%			2.75%
Net interest income/margin		$13,655	3.29%		$13,113	3.05%
Net interest income/margin FTE basis	$75	$13,730	3.31%	$114	$13,227	3.07%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$334,098	$4,946	5.87%	$340,451	$5,119	5.97%
Securities:	196,501	1,846	3.73%	216,548	2,573	4.71%
Federal funds sold and securities purchased	25,735	26	0.40%	20,611	22	0.42%
Total earning assets	556,334	6,818	4.86%	577,610	7,714	5.30%
Cash and due from banks	7,723			7,236
Premises and equipment	18,238			19,137
Other assets	32,393			54,524
Allowance for loan losses	(4,938)			(4,280)
Total assets	$609,750			$654,227

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$72,570	$109	0.60%	$58,094	$52	0.36%
Money market accounts	45,237	73	0.64%	37,671	78	0.82%
Savings deposits	30,395	19	0.25%	25,014	19	0.30%
Time deposits	234,446	1,354	2.29%	250,035	1,989	3.16%
Other borrowings	100,500	780	3.08%	139,649	1,095	3.11%
Total interest-bearing liabilities	483,148	2,335	1.92%	510,463	3,233	2.51%
Demand deposits	77,662			69,343
Other liabilities	5,589			6,609
Shareholders’ equity	43,351			67,812
Total liabilities and shareholders’ equity	$609,750			$654,227

Net interest spread			2.94%			2.79%
Net interest income/margin		$4,483	3.20%		$4,481	3.08%
Net interest income/margin FTE basis	$18	$4,501	3.21%	$40	$4,521	3.11%

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2010 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2009.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	November 15, 2010	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	November 15, 2010	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.