Form 10-K
period 2010-12-31
FIRST COMMUNITY CORP /SC/
filed 2011-03-29
CIK 932781

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $16,946,376 based on the closing sale price of $5.80 on June 30, 2010, as reported on The NASDAQ Capital Market. 3,273,533 shares of the issuer's common stock were issued and outstanding as of March 29, 2011.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2011.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

        This report, including information included or incorporated by reference in this document, contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "assume," "believe," "intend," "plan," "forecast," "goal," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the "SEC") and the following:

  •
  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

  •
  reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our private label mortgage backed securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral.

  •
  the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

  •
  our ability to comply with our formal written agreement with our primary bank regulator and potential regulatory actions if we fail to comply;

  •
  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

  •
  the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

  •
  significant increases in competitive pressure in the banking and financial services industries;

  •
  changes in the interest rate environment which could reduce anticipated or actual margins;

  •
  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking and financial services industries;

  •
  general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected resulting in, among other things, a deterioration in credit quality;

  •
  changes occurring in business conditions and inflation;

  •
  increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

  •
  changes in deposit flows;

  •
  changes in technology;

  •
  changes in monetary and tax policies;

  •
  changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service ("IRS");

  •
  changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

  •
  the rate of delinquencies and amounts of loans charged-off;

  •
  the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

  •
  our ability to maintain appropriate levels of capital and to comply with our higher individual minimum capital ratios;

  •
  our ability to attract and retain key personnel;

  •
  our ability to retain our existing customers, including our deposit relationships;

  •
  adverse changes in asset quality and resulting credit risk-related losses and expenses;

  •
  loss of consumer confidence and economic disruptions resulting from terrorist activities; and

  •
  other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the SEC.

        These risks are exacerbated by the developments over the last three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing throughout 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

PART I

Item 1.    Business.

General

        First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995. On October 1, 2004, we completed our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. On September 15, 2008, we completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. We engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin,

Northeast Columbia, Prosperity, Newberry and Camden. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. Our stock trades on The NASDAQ Capital Market under the symbol "FCCO".

Location and Service Area

        The bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas.

        Richland County, Lexington County, Kershaw County and Newberry County are located in the geographic center of the state of South Carolina. Columbia, the capital of South Carolina, is located within and divided between Richland and Lexington counties. Columbia can be reached via three interstate highways: I-20, I-26, and I-77. Columbia is served by several airlines as well as by passenger and freight rail service. According to the U. S. Census Bureau, Richland, Lexington, Kershaw and Newberry Counties, which include the primary service areas for the existing eleven sites of the bank, had estimated populations in 2009 of 372,023, 255,607, 60,042 and 38,763, respectively. The principal components of the economy within our market area are service industries, government, and wholesale and retail trade. The largest employers in the area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and SCANA Corporation. The area has experienced steady growth over the past 10 years and we expect that the area, as well as the service industry needed to support it, will to continue to grow. For 2009, Richland, Lexington, Kershaw and Newberry Counties had estimated median household incomes of $45,643, $52,062, $45,268 and $37,263, respectively, compared to $42,580 for South Carolina as a whole. Markets in the United States, including our market areas, have experienced extreme volatility and disruption for more than 30 months. Our operations have been significantly impacted by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies.

Banking Services

        We offer a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount allowed by law (currently, $250,000, subject to aggregation rules).

        We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans substantially all of which are closed in the name of a third party, which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the bank's level of capital. Based upon the capitalization of the bank at December 31, 2010, the maximum amount we could lend to one borrower is $8.5 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the company or the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

        We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulator, the Office of the Comptroller of the Currency ("OCC").

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2010, there were 26 financial institutions operating approximately 202 offices in Lexington, Richland, Kershaw and Newberry Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Market Share

        As of June 30, 2010, the most recent date for which market data is available, total deposits in the bank's primary service area, Lexington, Richland, Kershaw and Newberry Counties, were over $13.8 billion. At June 30, 2010, our deposits represented 3.3% of the market.

Employees

        As of December 31, 2010, we had 147 full-time employees. We believe that our relations with our employees are good.

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

        On April 6, 2010, the bank entered into a formal written agreement (the "Formal Agreement") with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank. As reflected in the Formal Agreement, the OCC's primary concern with the bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector. These ratings do not reflect the discounted purchase price paid by the bank. They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the bank. The Formal Agreement did not require any adjustment to the bank's balance sheet or income statement; nor did it change the Bank's "well capitalized" status. The OCC has, however, separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds each of these ratios and remains "well capitalized."

        The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The bank intends to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC. There can be no assurance that the bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. However, management believes the bank is currently in compliance with all provisions of the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the bank.

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

        Source of Strength.    In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. If the bank were to become "under-capitalized" (see below under "First Community Bank, N.A.—Prompt Corrective Action"), we would be required to provide a guarantee of the bank's plan to return to capital adequacy. Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

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

First Community Bank, N.A.

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the bank are insured by the FDIC up to a maximum amount of $250,000, pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") signed into law by the U.S. President on July 21, 2010. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. We elected to voluntarily participate in the FDIC's Temporary Liquidity Guarantee Program ("TLGP") (discussed below in greater detail) through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250 thousand. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. We believe participation in the program enhanced our ability to retain customer deposits. As a result of the Dodd-Frank Act, the voluntary TAGP program will end on December 31, 2010, and all institutions will be required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.

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

        The bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the "leverage ratio," which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase- money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

        The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well capitalized," the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system is discussed in greater detail below. In addition to the Formal Agreement discussed above, the OCC has separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds each of these ratios and remains "well capitalized."

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

        In addition to the Formal Agreement discussed above, the OCC has separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds each of these ratios and remains "well capitalized."

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

        Pursuant to the terms of the Formal Agreement between the bank and the OCC, the bank is currently restricted from paying cash dividends to the company without the prior approval of the OCC. In addition, the company must currently obtain preapproval of the Federal Reserve Board before paying dividends.

        Branching.    National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

        In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $2.9 million in prepaid risk-based assessments, which included $184 thousand related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $2.7 million in prepaid deposit insurance is included in accrued interest receivable and other assets in the accompanying balance sheet as of December 31, 2009. As a result, we incurred increased insurance costs during 2009 and 2010 than in previous periods.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2010 equaled 5.765 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

        Incentive Compensation.    In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

        The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

        Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.    The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, the Treasury Department purchased debt or equity securities from participating institutions. TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

        On November 21, 2008 as part of the TARP CPP, the company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury, pursuant to which the company sold (i) 11,350 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 195,915 shares of the company's common stock for an aggregate purchase price of $11,350,000 in cash.

        The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.69 per share of the common stock. Please see the Form 8-K we filed with the SEC on November 25, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

        Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program ("TLGP") in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). Eligible entities generally are participants unless they exercised an opt-out right in timely fashion. Under the DGP, the FDIC guarantees certain senior unsecured debt issued by participating entities. Under the TAGP, the FDIC guarantees all funds held in qualifying noninterest-bearing transaction accounts at participating insured depository institutions.

        The DGP initially permitted participating entities to issue FDIC-guaranteed senior unsecured debt until June 30, 2009, with the FDIC's guarantee for such debt to expire on the earlier of the maturity of the debt (or the conversion date, for mandatory convertible debt) or June 30, 2012. To reduce the potential for market disruptions at the conclusion of the DGP and to begin the orderly phase-out of the program, on May 29, 2009 the FDIC issued a final rule that extended for four months the period during which certain participating entities could issue FDIC-guaranteed debt. All insured depository institutions and those other participating entities that had issued FDIC-guaranteed debt on or before April 1, 2009 were permitted to participate in the extended DGP without application to the FDIC. Other participating entities that received approval from the FDIC also were permitted to participate in the extended DGP. The expiration of the guarantee period was also extended from June 30, 2012 to December 31, 2012. As a result, all such participating entities were permitted to issue FDIC-guaranteed debt through and including October 31, 2009, with the FDIC's guarantee expiring on the earliest of the debt's mandatory conversion date (for mandatory convertible debt), the stated maturity date, or December 31, 2012. The company opted out of the DGP.

        For the TAGP, eligible entities are all FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. We elected to voluntarily participate in the TAGP through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250 thousand. Coverage under the TAGP was in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the voluntary TAGP program will end on December 31, 2010, and all institutions will be required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the TAGP program.

        The EESA has been followed by numerous actions by the Federal Reserve, Congress, U.S. Treasury, the SEC and others to address the liquidity and credit crisis that followed the recession that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and banks; the lowering of the federal funds rate; action against short-term selling practices, the temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

        On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

  •
  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

  •
  Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

  •
  Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

  •
  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF"), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

  •
  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

  •
  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

  •
  Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

  •
  Eliminate the Office of Thrift Supervision ("OTS") one year from the date of the new law's enactment. The OCC, which is currently the primary federal regulator for national banks such as our bank, will become the primary federal regulator for federal thrifts. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

        On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is March 31, 2011.

        Internationally, both the Basel Committee on Banking Supervision (the "Basel Committee") and the Financial Stability Board (established in April 2009 by the Group of Twenty ("G-20") Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system ("Basel III"). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

        In November 2010, the Federal Reserve's monetary policymaking committee, the Federal Open Market Committee ("FOMC"), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

        In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

        The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

        In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio ("DRR") to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC's comprehensive, long-range management plan for the DIF. On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

        On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts ("IOLTAs"). IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

        In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

        As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, our deposit insurance costs increased significantly in 2009 and remained elevated in 2010. Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operation.

        With respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, the company's capital position, the cost to the company of alternative capital, and the company's strategy for the use of additional capital, to determine whether it is prudent to participate.

        Proposed Legislation and Regulatory Action.    From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the company or the bank could have a material effect on the business of the company.

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

We have become subject to a Formal Agreement that will require us to take certain actions.

        On April 6, 2010, the bank entered into the Formal Agreement with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank. As reflected in the Formal Agreement, the OCC's primary concern with the bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.

        The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The bank intends to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC. There can be no assurance that the bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. However, management believes the bank is currently in compliance with all provisions of the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the bank.

Changes in the financial markets could impair the value of our investment portfolio.

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $194.4 million in 2010, as compared to $219.9 million in 2009. This represents 31.9% and 38.1% of the average earning assets for the year ended December 31, 2010 and 2009, respectively. At December 31, 2010, the portfolio was 33.4% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

        During the last half of 2007 and throughout 2008 through 2010 the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of the ongoing recessionary economic conditions. At December 31, 2010, we had mortgage-backed securities (MBSs) including collateralized mortgage obligations ("CMOs") with a fair value of $121.3 million. Of these, approximately $72.8 million were issued by government sponsored enterprises ("GSEs") and $48.5 million by private label issuers. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. To a lesser extent MBSs issued by GSEs such as the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae") have been impacted and spreads have increased on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. In 2008 and 2009, many of the privately issued MBSs incurred rating agency downgrades. At December 31, 2010, 20 of our private label CMO's have been downgraded below investment grade.

Delinquencies on the underlying mortgages on all mortgage securities have increased dramatically. We monitor these investments on a monthly basis. Increasing delinquencies and defaults in the underlying mortgages have resulted in recognizing OTTI during 2009 and 2010 (see Note 5 to the financial statements). In evaluating these securities for OTTI, we use assumptions relative to continued defaults rates, loss severities on the underlying collateral and prepayment speeds. Differences in actual experience and the assumptions used could result in a loss of earnings as a result of further OTTI charges, all of which could have a material adverse effect on our financial condition and results of operations.

        Our other investments include municipal and corporate debt securities. As of December 31, 2010, we had municipal securities with an approximate fair value of $19.1 million and corporate debt and other securities with an approximate fair value of $3.8 million. Two corporate debt securities with a fair value of $1.1 million have been downgraded below investment grade (see Note 5 to the financial statements). Based on our evaluation we recognized OTTI on one of these securities in 2010 of $1.1 million (see Note 5 to the financial statements). There is a risk that further deterioration in the underlying issuer's financial condition or the underlying collateral could result in OTTI charges in future periods.

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

        As of December 31, 2010 and 2009, for securities that were either classified as "Held to Maturity" or "Available for Sale" the unrealized losses on these investments were not considered to be "other than temporary" and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or a market price recovery, or were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the latter half of 2007 and during 2008 through 2010 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2011. As a result, commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the Treasury's CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        As described above under Part I, Item 1, "Supervision and Regulation", in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments."

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

        Our loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. Approximately 75.6% of our loan portfolio is composed of construction (3.2%), commercial mortgage (66.2%) and commercial loans (6.2%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

Economic challenges, especially those affecting Lexington, Richland, Newberry, and Kershaw Counties and the surrounding areas, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 72.2% of our interest income for the year ended December 31, 2010. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of our risk assessment category and increased assessment rates imposed by the FDIC.

        As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. The company's deposit insurance assessments expense totaled $1.0 million for the year ended December 31, 2010. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC's Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks has increased. In addition, the new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles. In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012 in an effort to restore fund balances. We were required to pay approximately $3.0 million in prepaid insurance premiums which is included in other assets at December 31, 2009. At December 31, 2010, the remaining prepaid insurance premium was $1.7 million. Continued increases in this expense would have a material adverse effect on our financial condition.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect our business, financial condition, and results of operations.

        As of December 31, 2010, we had approximately $218.3 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 66.2% of our total loans outstanding as of that date. Approximately 29.2% of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

        Our commercial real estate loans have grown 1.9%, or $4.1 million, since December 31, 2009. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2010, approximately 91.9% of our loans had real estate as a primary or secondary component of collateral.

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

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest- earning assets, such as loans and MBSs, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, we believe it is more likely than not a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. In addition to the Formal Agreement, the OCC has separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds each of these ratios and remains "well capitalized."

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

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. To comply with the Sarbanes-Oxley Act, we have previously hired an outside consultant to assist with our internal audit and internal control functions. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. See Part I, Item 1, "Supervision and Regulation" of this Form 10-K for a summary description of proposed regulations and legislative action that has been introduced and/or adopted over the past two years. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

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

We may be adversely affected by the soundness of other financial institutions.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the bank. Any such losses could have a material adverse affect on our financial condition and results

We will face risks with respect to expansion through acquisitions or mergers.

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2010, approximately $12.3 million of our loans, or 21.8% of our bank's regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 6 loans totaling approximately $400 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank's capital. At December 31, 2010, $10.5 million of our commercial loans, or 18.6% of our bank's regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our bank's ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of our bank to pay cash dividends to our holding company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the FDIC. If our bank is not permitted to pay cash dividends to our holding company, then we may be unable to pay cash dividends on our common stock. Pursuant to the terms of the Formal Agreement, our bank is currently not permitted to pay cash dividends to our company without the prior consent of the OCC. In addition, the company must currently obtain preapproval of the Federal Reserve Board before paying dividends.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Lexington Property.    The principal place of business of both the company and our bank is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. This site, which is also the bank's main office branch, is a 2.29 acre plot of land. The site was purchased for $576 thousand and the building costs were approximately $1.0 million. The branch operates in an 8,500 square foot facility located on this site.

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

        Gilbert Property.    We operate a branch office at 4325 Augusta Highway Gilbert, South Carolina 29054. The facility is an approximate 3,000 square foot facility located on an approximate one acre lot. The total cost of the land and facility was approximately $768 thousand. This property is owned by the bank.

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

Item 4.    (Removed and Reserved.)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        As of March 29, 2011, there were approximately 1,573 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of "FCCO." Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol "FCCO.OB." The following table sets forth the high and low sales price information as reported by NASDAQ in 2010 and 2009, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2010
Quarter ended March 31, 2010	$6.50	$5.75	$0.04
Quarter ended June 30, 2010	$6.75	$5.55	$0.04
Quarter ended September 30, 2010	$6.05	$5.00	$0.04
Quarter ended December 31, 2010	$5.78	$5.00	$0.04
2009
Quarter ended March 31, 2009	$7.82	$5.25	$0.08
Quarter ended June 30, 2009	$8.00	$6.25	$0.08
Quarter ended September 30, 2009	$7.25	$5.49	$0.04
Quarter ended December 31, 2009	$7.00	$5.60	$0.04

        Notwithstanding the foregoing, the future dividend policy of the company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of our subsidiary bank to pay dividends to us. As a national bank, our bank may only pay dividends out of its net profits then on hand, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date, as defined, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, pursuant to the terms of the Formal Agreement, the bank is currently prohibited from paying dividends to the company without the prior approval of the OCC. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

        We are currently prohibited from declaring or paying dividends without the prior consent of the Federal Reserve. In addition, as long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to November 21, 2011, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock above $0.08 per quarter without the Treasury's consent.

Item 6.    Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2010	2009	2008	2007	2006
Balance Sheet Data:
Total Assets	$599,023	$605,827	$650,233	$565,613	$548,056
Loans	329,954	344,187	332,964	310,028	275,189
Deposits	455,344	449,576	423,798	405,855	414,941
Total common shareholders' equity	30,762	30,501	57,306	63,996	63,208
Total shareholders' equity	41,797	41,440	68,156	63,996	63,208
Average shares outstanding, basic	3,262	3,252	3,203	3,234	3,097
Average shares outstanding, diluted	3,262	3,252	3,203	3,284	3,174
Results of Operations:
Interest income	$27,511	$30,981	$33,008	$30,955	$27,245
Interest expense	9,374	13,104	15,810	15,665	12,922
Net interest income	18,137	17,877	17,198	15,290	14,323
Provision for loan losses	1,878	3,103	2,129	492	528
Net interest income after provision for loan losses	16,259	14,774	15,069	14,798	13,795
Non-interest income (loss)	3,017	3,543	(10,056)	4,968	4,470
Securities gains (losses)	827	1,489	(28)	49	(69)
Non-interest expenses	17,684	16,580	15,539	14,125	13,243
Impairment of goodwill	—	27,761	—	—	—
Income (loss) before taxes	2,419	(24,535)	(10,554)	5,690	4,953
Income tax expense (benefit)	565	696	(3,761)	1,725	1,452
Net income (loss)	1,854	(25,231)	(6,793)	3,965	3,501
Amortization of warrants	96	89	9	—	—
Preferred stock dividends, including discount accretion	568	567	62	—	—
Net income (loss) available to common shareholders	1,190	(25,887)	(6,864)	3,965	3,501
Per Share Data:
Basic earnings (loss) per common share	$0.36	$(7.95)	$(2.14)	$1.23	$1.13
Diluted earnings (loss) per common share	0.36	(7.95)	(2.14)	1.21	1.10
Book value at period end	9.41	9.38	17.76	19.93	19.36
Tangible book value at period end	9.14	8.92	8.50	10.67	10.05
Dividends per common share	0.16	0.24	0.32	0.27	0.23
Asset Quality Ratios:
Non-performing assets to total assets(4)	2.20%	1.38%	0.39%	0.22%	0.09%
Non-performing loans to period end loans	1.90%	1.50%	0.54%	0.36%	0.17%
Net charge-offs to average loans	0.54%	0.84%	0.34%	0.06%	0.13%
Allowance for loan losses to period-end total loans	1.49%	1.41%	1.38%	1.14%	1.17%
Allowance for loan losses to non-performing assets	37.39%	58.21%	178.53%	286.06%	688.44%

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2010	2009	2008	2007	2006
Selected Ratios:
Return on average assets:
GAAP earnings (loss)	0.20%	(3.90)%	(1.10)%	0.72%	0.68%
Operating earnings(3)	0.20%	.39%	0.48%	0.72%	0.68%
Return on average common equity:
GAAP earnings (loss)	3.73%	(49.66)%	(11.11)%	6.20%	5.54%
Operating earnings (loss)(3)	3.73%	4.98%	4.82%	6.20%	5.54%
Return on average tangible common equity:
GAAP earnings (loss)	3.87%	(89.13)%	(21.60)%	11.83%	12.68%
Operating earnings (loss)	3.87%	8.94%	9.37%	11.83%	12.68%
Efficiency Ratio(1)	73.07%	73.47%	72.74%	68.41%	69.11%
Noninterest income to operating revenue(2)	17.48%	21.97%	19.78%	24.71%	23.50%
Net interest margin	3.26%	3.10%	3.16%	3.21%	3.27%
Equity to assets	6.97%	6.84%	10.48%	11.31%	11.53%
Tangible common shareholders' equity to tangible assets	5.00%	4.80%	4.42%	6.39%	6.34%
Tier 1 risk-based capital	13.73%	12.41%	12.58%	13.66%	13.48%
Total risk-based capital	14.99%	13.56%	13.73%	14.61%	14.40%
Leverage	8.79%	8.41%	8.28%	9.31%	9.29%
Average loans to average deposits	73.53%	76.99%	75.45%	73.45%	64.83%

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

Reconciliations

        The following is a reconciliation for the five years ended December 31, 2010, of net income (loss) as reported for generally accepted accounting principles ("GAAP") and the non-GAAP measure referred to throughout our discussion of "operating earnings."

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Net income (loss), As Reported (GAAP)	$1,854	$(25,231)	$(6,793)	$3,965	$3,501
Add: Income tax expense (benefit)	565	696	(3,761)	1,725	1,452

	2,419	(24,535)	(10,554)	5,690	4,953
Non-operating items:
Goodwill impairment charge	—	27,761	—	—	—
Other-than-temporary-impairment on FHLMC preferred shares	—	—	14,325	—	—

Pre-tax operating earnings	2,419	3,226	3,771	5,690	4,953
Related income tax expense	565	696	825	1,725	1,452

Operating earnings, (net income, excluding non operating items)	$1,854	$2,530	$2,946	$3,965	$3,501

        The following is a reconciliation for the five years ended December 31, 2010, of non-interest income (loss) as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest income (loss).

(Dollars in thousands)	2010	2009	2008	2007	2006
Non-interest income (loss), as reported (GAAP)	$3,844	$5,032	$(10,084)	$5,017	$4,401
Non-operating items:
Other-than-temporary-impairment charge	—	—	14,325	—	—

Operating non-interest income	$3,844	$5,032	$4,241	$5,017	$4,401

        The following is a reconciliation for the five years ended December 31, 2010, of non-interest expense as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest expense.

(Dollars in thousands)	2010	2009	2008	2007	2006
Non-interest expense, as reported (GAAP)	$17,684	$44,341	$15,539	$14,125	$13,243
Non-operating items:
Impairment of goodwill	—	27,761	—	—	—

Operating non-interest expense	$17,684	$16,580	$15,539	$14,125	$13,243

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

        The following discussion describes our results of operations for 2010 as compared to 2009 as compared to 2008, and also analyzes our financial condition as of December 31, 2010 as compared to December 31, 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2010, 2009 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Regulatory Development

        On April 6, 2010, the bank entered into the Formal Agreement with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank. As reflected in the Formal Agreement, the OCC's primary concern with the bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector. These ratings do not reflect the discounted purchase price paid by the bank. They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the bank. The Formal Agreement did not require any adjustment to the bank's balance sheet or income statement; nor did it change the Bank's "well capitalized" status. The OCC has, however, separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds each of these ratios and remains "well capitalized."

        The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The bank intends to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC. There can be no assurance that the bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. However, management believes the bank is currently in compliance with all provisions of the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the bank.

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

        The evaluation and recognition of other-than-temporary impairment ("OTTI") on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 5 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the years ended December 31, 2010, 2009 and 2008.

Results of Operations

        Our net income was $1.9 million, or $0.36 diluted earnings per common share, for the year ended December 31, 2010, as compared to net loss of $25.2 million, or $7.95 diluted loss per common share, for the year ended December 31, 2009, and a net loss of $6.8 million, or $2.14 diluted loss per common share, for the year ended December 31, 2008.During the year ended December 31, 2010, we returned to profitability after two years of net losses which were primarily a result of two specific transactions—one occurring in 2009 and one in 2008—each of which are discussed in the following paragraphs below. During the year ended December 31, 2010, we were able to improve our net interest income and the related net interest margin. We continued to control the growth in assets by reducing funding from brokered certificates of deposits and other borrowings. As a result of the continued slow economic recovery, loan demand remained very weak throughout 2010. Loans decreased by $14.2 million at December 31, 2010 as compared to December 31, 2009. Average loan balances were relatively flat during 2010 at $337.1 million as compared to $337.7 million in 2009.

        During the year ended December 31, 2009, we recognized a non-cash goodwill impairment charge of $27.8 million, or $8.51 per diluted share, that represented the complete write-off of our goodwill intangible. Goodwill resulted from business acquisitions and represented the value attributable to unidentifiable intangible elements in the businesses acquired. The analysis and valuation which was performed in the third quarter 2009 resulted in our determination that goodwill was impaired. This determination was reflective of the impact of the then and ongoing economic environment and its effect on the banking industry and our company. The calculation of fair value as part of the goodwill impairment test is subject to significant management judgment and estimates. Industry-wide, market capitalization and acquisition multiples had significantly declined since 2004 and 2006, which are the dates of the acquisition of Dutchfork Bankshares and DeKalb Bancshares, respectively. Our company experienced the same trend, with a decline in its market price per share and an extended period of time trading at a discount to book value and tangible book value. This non-cash charge represented the accounting recognition of the events. Given the non-cash nature of a goodwill charge, this non-interest expense item had no adverse impact upon our regulatory capital, liquidity position, operating performance or our prospects for future earnings. There was no tax benefit recognized as a result of this goodwill impairment charge.

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

        As noted above in Item 6 under "Reconciliations," our operating earnings were $1.9 million, or $0.36 per diluted common share, for 2010 as compared to $2.5 million, or $0.78 diluted earnings per common share, for 2009. Net interest income increased by $260 thousand in 2010 from $17.9 million in 2009 to $18.1 million in 2010. The increase in net interest income is primarily due to the increase in the net interest margin in 2010 as compared to 2009. The impact of the improvement in net interest margin was somewhat offset by a decrease in average earning assets of $20.8 million from $576.8 million during 2009 to $556.0 million in 2010. The net interest margin, on a tax equivalent basis, during 2010 was 3.28% as compared to 3.12% during 2009. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.80% in 2009 as compared to 3.01% in 2010. See below under "Net Interest Income" and "Market Risk and Interest Rate Sensitivity" for a further discussion about the effect of the increase in net interest margin. The provision for loan losses was $3.1 million in 2009 as compared to $1.9 million in 2010. Non-interest income was $3.8 million in 2010 as compared to $5.0 million in 2009. This decrease is primarily due to a negative fair value adjustment on an interest rate swap contract, higher other-than-temporary-impairment charges, and less gains on sales of investments in 2010 as compared to 2009. Operating non-interest expense (see "Reconciliation" above) increased to $17.7 million in 2010 as compared to $16.6 million in 2009. As discussed below under "Non-interest income and expense" the increase is primarily attributable to increases in salary and benefits of $680 thousand and $622 thousand in other real estate expenses in 2010 as compared to 2009.

        Our operating earnings (see "Reconciliation" above) were $2.5 million, or $0.78 per diluted common share, for 2009 as compared to $2.9 million, or $0.92 diluted earnings per common share, for 2008. Net interest income increased by $679 thousand in 2009 from $17.2 million in 2008 to

$17.9 million in 2009. The increase in net interest income is primarily due to the increase in the level of average earning assets. Average earning assets equaled $543.7 million during 2008 as compared to $576.8 million during 2009. The effect of the increase in earning assets was offset by a 9 basis point decrease in the net interest margin from 3.21% during 2008 to 3.12% during 2009 on a tax equivalent basis. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.78% in 2008 as compared to 2.80% in 2009. The provision for loan losses was $2.1 million in 2008 as compared to $3.1 million in 2009. Non-interest income, excluding the FHLMC OTTI charge of $14.3 million, was $4.2 million in 2008 as compared to $5.0 million in 2009. This increase is primarily due to a negative fair value adjustment on interest rate contracts of $560 thousand in 2008 as compared to a positive adjustment of $7 thousand in 2009. Operating non-interest expense (see "Reconciliation" above) increased to $16.6 million in 2009 as compared to $15.5 million in 2008. This increase is primarily attributable to a substantial increase in the FDIC/FICO premiums from $267 thousand in 2008 to $1.1 million in 2009.

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

        Net interest income totaled $18.1 million in 2010, $17.9 million in 2009 and $17.2 million in 2008. The yield on earning assets was 4.95%, 5.37%, and 6.07% in 2010, 2009 and 2008, respectively. The rate paid on interest-bearing liabilities was 1.94%, 2.57%, and 3.29% in 2010, 2009, and 2008, respectively. The fully taxable equivalent net interest margin was 3.28% in 2010, 3.12% in 2009 and 3.21% in 2008. Our loan to deposit ratio on average during 2010 was 73.5%, as compared to 77.0% during 2009 and 75.5% during 2008. Loans typically provide a higher yield than other types of earning assets and thus one of our goals is to grow the loan portfolio as a percentage of earning assets which should improve the overall yield on earning assets and the net interest margin. At December 31, 2010, the loan to deposit ratio was 72.5%.

        The net interest margin improved in 2010 as compared to 2009 after two years of declining margins in 2009 and 2008. Starting in early 2008 and continuing through 2010, interest rates have been at historic lows. The yield on earning assets decreased by 42 basis points and our cost of funds decreased by 63 basis points in 2010 as compared to 2009. This resulted in an increase in our net interest spread of 21 basis points in 2010 as compared to 2009. Our average borrowings and time deposits, which are typically the higher costing funding source, decreased $38.8 million and $10.3 million, respectively, in 2010 as compared to 2009. During the same period our average transaction accounts (interest and non-interest bearing, money market accounts and savings deposits increased by $24.3 million. This change in the mix of funding sources contributed to the increase in our margin between the two periods. Throughout 2010, time deposits and borrowed funds represented 70.3% of our total interest bearing funding sources and in 2009 these balances represented 76.4% of our interest bearing funding sources.

        In comparing 2009 to 2008, the yield on earning assets decreased by 70 basis points and our cost of funds decreased by 72 basis points in 2009 as compared to 2008. This resulted in an increase in our net interest spread of 2 basis points in 2009 as compared to 2008. Despite this, our net interest margin decreased 6 basis points as a slightly higher percentage of our average earning assets (volume) were funded by interest bearing liabilities (volume) in 2009 as compared to 2008. In addition, a slight change in the mix of funding sources in 2009 as compared to 2008, contributed to the decline in our margin. Throughout 2008, time deposits and borrowed funds represented 75.4% of our total interest bearing funding sources and in 2009 these balances represented 76.4% of our interest bearing funding sources. As previously stated, these sources of funding are typically higher cost funds than alternative sources.

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

	Year ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$337,143	$19,851	5.89%	$337,743	$20,226	5.99%	$318,954	$21,503	6.74%
Securities	194,426	7,566	3.89%	219,947	10,658	4.85%	214,718	11,189	5.21%
Other short-term investments(2)	24,420	94	0.38%	19,131	97	0.51%	10,006	316	3.16%

Total earning assets	555,989	27,511	4.95%	576,821	30,981	5.37%	543,678	33,008	6.07%

Cash and due from banks	7,556			8,464			9,199
Premises and equipment	18,343			19,159			19,597
Intangible assets	1,189			22,498			29,678
Other assets	30,755			25,068			21,475
Allowance for loan losses	(4,882)			(4,373)			(3,643)

Total assets	$608,950			$647,637			$619,984

Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	$70,138	359	0.51%	$60,152	270	0.45%	$59,077	530	0.90%
Money market accounts	44,293	307	0.69%	36,027	324	0.90%	35,289	742	2.10%
Savings deposits	29,271	76	0.26%	24,596	71	0.29%	23,837	109	0.46%
Time deposits	238,297	5,539	2.32%	248,607	8,069	3.25%	233,061	9,883	4.24%
Other borrowings	102,282	3,093	3.02%	141,047	4,370	3.10%	129,225	4,546	3.52%

Total interest-bearing liabilities	484,281	9,374	1.94%	510,429	13,104	2.57%	480,489	15,810	3.29%

Demand deposits	76,485			69,276			71,472
Other liabilities	5,269			6,233			5,659
Shareholders' equity	42,915			61,699			62,364

Total liabilities and shareholders' equity	$608,950			$647,637			$619,984

Net interest spread			3.01%			2.80%			2.78%
Net interest income/margin		$18,137	3.26%		$17,877	3.10%		$17,198	3.16%

Net interest margin (tax equivalent)(3)			3.28%			3.12%			3.21%

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

	2010 versus 2009 Increase (decrease) due to			2009 versus 2008 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$(36)	$(340)	$(375)	$1,218	$(2,495)	$(1,277)
Investment securities	(1,237)	(2,099)	(3,092)	268	(799)	(531)
Other short-term investments	27	(23)	(3)	162	(381)	(219)

Total earning assets	(1,119)	(2,439)	(3,470)	1,932	(3,959)	(2,027)

Interest-bearing liabilities
Interest-bearing transaction accounts	45	38	89	9	(269)	(260)
Money market accounts	74	(74)	(17)	16	(434)	(418)
Savings deposits	13	(7)	5	3	(41)	(38)
Time deposits	(335)	(2,290)	(2,530)	721	(2,535)	(1,814)
Other short-term borrowings	(1,201)	(105)	(1,277)	579	(755)	(176)

Total interest-bearing liabilities	(671)	(3,224)	(3,730)	937	(3,643)	(2,706)

Net interest income			$260			$679

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

        The following table illustrates our interest rate sensitivity at December 31, 2010.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$105,655	$109,504	$84,334	$24,570	$324,063
Securities(2)	66,035	43,653	33,510	56,451	199,649
Federal funds sold, securities purchased under agreements to resell and other earning assets	18,738	—	—	—	18,738

Total earning assets	190,428	153,157	117,844	81,021	542,450

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	20,174	35,184	11,728	11,728	78,814
Money market accounts	33,592	11,198	—	—	44,790
Savings deposits	8,966	12,552	4,184	4,184	29,886
Time deposits	137,145	78,502	12,518	1,064	229,229

Total interest-bearing deposits	199,877	137,436	28,430	16,976	382,719
Other borrowings	48,051	11,007	5,129	32,177	96,364

Total interest-bearing liabilities	247,928	148,443	33,559	49,153	479,083

Period gap	$(57,500)	$4,714	$84,285	$31,868	$63,367
Cumulative gap	$(57,500)	$(52,786)	$31,499	$63,367	$63,367
Ratio of cumulative gap to total earning assets	(10.60)%	(9.73)%	5.81%	11.68%	11.68%

(1)
Loans classified as non-accrual as of December 31, 2010 are not included in the balances.

(2)
Securities based on amortized cost.

        We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At December 31, 2010 and 2009 the fair value of the contract was a negative $778 thousand and $535 thousand, respectively. The fair value adjustment during each reporting period is recognized in other income. For the years ended December 31, 2010, 2009 and 2008 the adjustment reflected in earnings amounted to ($581) thousand, $7 thousand and ($725) thousand, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the estimated swap rate, for the remaining term, as the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

        At December 31, 2008, we had an interest rate cap agreement with a notional amount of $10.0 million. The cap rate of interest is 4.50% three month LIBOR. The cap agreement expired on August 1, 2009 and at December 31, 2008 the agreement had no value. In the first quarter of 2008, we had a floor agreement with a notional amount of $10.0 million which was sold and received $608 thousand in cash and recognized a gain in the amount of $179 thousand in other income. These agreements are entered into to protect assets and liabilities from the negative effects of volatility in interest rates. The agreements provide for a payment to the bank of the difference between the cap/floor rate of interest and the market rate of interest. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the market value of the cap and floor. Gains or losses on the value of these interest rate contracts are recognized in earnings on a current basis. The bank received payments under the terms of the cap contract in the amounts of $15 thousand during the year ended December 31, 2008. The bank recognized ($14 thousand) in other income to reflect the decrease in the value of the cap contract for the years ended December 31, 2008.

        Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2010 and 2009 over the subsequent 12 months. Even though we are liability sensitive, the model at December 31, 2010 reflects a decrease in net interest income in a 200 basis point declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

	Hypothetical percentage change in net interest income December 31,
Change in short-term interest rates
	2010	2009
+200bp	-0.48%	+2.26%
+100bp	-0.37%	+1.85%
Flat	—	—
-100bp	-1.69%	-1.61%
-200bp	-6.72%	-6.89%

        We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity ("PVE") over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2010 and 2009, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be -30.04% and -43.60%, respectively. During 2010, we were able to modestly reduce our PVE exposure in a rising rate environment. We continue to reduce our current exposure to increases in interest rates by shortening the lives or repricing periods of our earning assets as well as extending the length of repricing periods on our interest bearing liabilities.

Provision and Allowance for Loan Losses

        At December 31, 2010, the allowance for loan losses amounted to $4.9 million, or 1.49% of total loans, as compared to $4.9 million, or 1.41% of total loans, at December 31, 2009. Our provision for loan loss was $1.9 million for the year ended December 31, 2010 as compared to $3.1 million and $2.1 million and for the years ended December 31, 2009 and 2008, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

        We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 6—Loans). The annualized weighted average loss ratios over the last 24 months for loans classified substandard, special mention and pass have been approximately 7.7%, 2.3% and 0.4%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the economic downturn beginning in 2008 and continuing throughout 2010 real estate values have been dramatically impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced increasing delinquencies and problem loans. We are not immune to the continued effects of the recessionary economy and continue to experience some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from $2.5 million (0.28% of total assets) at December 31, 2008 to $8.3 million (0.85% of total assets) at December 31, 2009 and $13.2 million (2.20% of total assets) at December 31, 2010. While we believe these ratios remain favorable in comparison to current industry results, we are concerned about the impact of this economic environment on our customer base of local businesses and professionals. As noted below in the "Allocation of the Allowance for Loan Losses" table the unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes. With the ongoing uncertainty in economic conditions and particularly real estate valuations we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term this percentage may continue to increase slightly.

        Our company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2010, approximately 91.9% of the loan portfolio had real estate collateral as compared to approximately 91.4% at December 31, 2009 (see Note 16 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower's ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. During this economic cycle many borrowers' traditional income sources have been impacted significantly and real estate values have dropped significantly. We will continue to work closely with all our borrowers that are experiencing economic problems as a result of this cycle and believe we have the processes in place to monitor and identify problem credits. Until this economic cycle reverses we are likely to continue to experience higher than historical delinquencies and problem loans. Therefore, we anticipate funding our provision for loan losses at levels higher than we have historically experienced. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

        At December 31, 2010, 2009, and 2008, we had non-accrual loans in the amount of $5.9 million, $4.1 million and $1.8 thousand, respectively. Nonaccrual loans at December 31, 2010 consisted of 41 loans. All of these loans are considered to be impaired, are substantially all real estate related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 2 inputs. The aggregate amount of impaired loans was $9.6 and $5.7 million for the years ending December 31, 2010 and 2009, respectively. The non-accrual loans range in size from $1 thousand to $1.3 million. The largest relationship is in the amount of $1.3 million with a mortgage on a developed parking complex near the University of South Carolina athletic complex.

        In addition to the non-accrual loans that are considered to be impaired, we have six loans totaling $3.7 million that are classified as trouble debt restructurings but are accruing loans as of December 31, 2010. The largest of these is for $2.2 million. This loan is collateralized by owner occupied commercial real estate and certain marketable securities. The debtors cash flow coverage to service the debt has been impacted over the last couple of years and therefore the loan was placed on interest only for a period of time and has subsequently been termed and is amortizing principle and interest on a monthly basis. Due to the collateral coverage on this credit, it is not anticipated that we would incur a material loss in the event the debtor fails to service the debt under the restructured terms. The other five loans included as troubled debt restructurings range in size from $40 thousand to $600 thousand and have been evaluated for impairment based on the fair value of the underlying collateral (See Note—6 "Loans", to the consolidated financial statements for additional disclosures related to impaired loans and troubled debt restructurings).

        There were $2.4 million, $2.2 million, and $2.0 million in loans delinquent 30 to 89 days at December 31, 2010, 2009 and 2008, respectively. There were $373 thousand, $1.0 thousand and $59 thousand in loans greater than 90 days delinquent and still accruing interest at December 31, 2010, 2009 and 2008, respectively.

        Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified three loans in the amount of $899 thousand which are current as to principal and interest at December 31, 2010 and not included in non-performing assets but that could be potential problem loans. Each of these loans are real estate related and range in size from $253 thousand to $395 thousand. They have been identified as potential problems based on our review that their traditional sources of cash flow have been impacted significantly and they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

        The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2010	2009	2008	2007	2006
Average loans outstanding	$337,143	$337,743	$318,954	$296,991	$249,209

Loans outstanding at period end	$329,954	$344,187	$332,964	$310,028	$275,189

Total nonaccrual loans	$5,890	$4,136	$1,757	$600	$449

Loans past due 90 days and still accruing	$373	$1,022	$59	$501	$22

Beginning balance of allowance	$4,854	$4,581	$3,530	$3,215	$2,701
Loans charged-off:
Construction and development loans	—	1,402	—	—	—
1-4 family residential mortgage	1,273	450	763	320	97
Non-farm non-residential mortgage	223	117	—	—	—
Home equity	187	107	16	32	—
Commercial	125	700	271	28	142
Installment & credit card	91	174	90	103	53
Overdrafts	50	34	110	140	153

Total loans charged-off	1,949	2,984	1,250	623	445

Recoveries:
1-4 family residential mortgage	43	9	41	80	2
Non-farm non-residential mortgage	2	8
Home equity	9	4	4	5	—
Commercial	32	73	52	281	59
Installment & credit card	19	54	18	16	20
Overdrafts	23	6	57	64	30

Total recoveries	128	154	172	446	111

Net loans charged off	1,821	2,830	1,078	177	334

Provision for loan losses	1,878	3,103	2,129	492	528

Purchased in acquisition	—	—	—	—	320

Balance at period end	$4,911	$4,854	$4,581	$3,530	$3,215

Net charge -offs to average loans	0.54%	0.84%	0.34%	0.06%	0.13%
Allowance as percent of total loans	1.49%	1.41%	1.38%	1.14%	1.17%
Non-performing loans as % of total loans	1.90%	1.50%	.55%	.36%	.17%
Allowance as % of non-performing loans	78.41%	94.11%	252.26%	320.62%	682.59%

        The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2010		2009		2008		2007		2006
Dollars in thousands	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$681	6.2%	$634	6.6%	$681	8.3%	$129	8.7%	$83	8.6%
Real Estate Construction	905	3.2%	1,331	5.8%	1,319	8.7%	343	9.1%	884	11.4%
Real Estate Mortgage:
Commercial	1,404	66.2%	1,522	62.2%	1,641	57.7%	1,989	55.8%	1,692	50.5%
Residential	465	14.1%	243	14.8%	289	15.7%	553	16.8%	323	17.4%
Consumer	414	10.3%	133	10.6%	100	9.6%	198	9.6%	133	12.1%
Unallocated	1,043	N/A	991	N/A	551	N/A	318	N/A	100	N/A

Total	$4,911	100.0%	$4,854	100.0%	$4,581	100.0%	$3,530	100.0%	$3,215	100.0%

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

Noninterest Income and Expense

        Noninterest Income.    Our primary source of noninterest income is service charges on deposit accounts. In addition, we originate mortgage loans that are pre-sold and funded by the third party acquirer, for which we receive a fee. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income decreased from $5.0 million in 2009 to $3.8 million in 2010. Deposit service charges decreased by $437 thousand in 2010 as compared to 2009. Over the last two years we have experienced fewer items being presented for payment on accounts with insufficient funds and as a result this source of fee income has continued to decline since 2007. In addition, changes to Regulation E that became effective July 1, 2010 required that customers affirmatively opt in to our overdraft protection program. To the extent customers who have utilized this product do not opt in, this will reduce fees related to the program that result from ATM and point of sale transactions. It is expected that this regulatory change along with other proposals or recommendations related to overdraft protection programs, mandated limitations on the number of items an institution can charge within established time frames, as well as, the order in which items presented for payment must be processed on accounts, may continue to reduce deposit service charge fees in the future. Mortgage origination fees increased by $281 thousand to $1.0 million in 2010 from $753 thousand in 2009. This increase is primarily as a result of an increase in the level of refinancing activity during 2010. Changes to underwriting and appraisal requirements established by FNMA and FHLMC as well as changes in the regulatory environment continue to impact the ability of individuals to qualify for loans. In addition, regulatory changes related to allowable compensation arrangements for loan originators, as well as, new registration requirements for all mortgage loan originators may have an impact on this source of fee income and the cost related to providing these services in the future. For the year ended December 31, 2010, we had gains on the sale of securities in the amount of $827 thousand, as compared to $1.5 million in the comparable period of 2009.

        During 2010, we restructured a portion of our available-for-sale investments. During the second quarter of 2010, we sold a CDO (see Note-5-Investment Securities to our Consolidated Financial Statements for further information), and realized a loss in the amount of $1.7 million. Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million. In the third and fourth quarters of 2010, we sold two corporate securities, certain non-taxable municipal securities and other GSE securities and realized gains of $711 thousand. The sales and resulting net gains during the last half of 2010 were a result of our desire to restructure the portfolio to better position us for a rising rate environment as well as investing in securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools. Other-than-temporary-impairment charges of $477 thousand (credit component) on nine private label mortgage backed securities and of $1.1 million on one pooled trust preferred security were recognized during 2010 (see Note -5-Investment Securities to our Consolidated Financial Statements for further information). During 2009, we recognized aggregate OTTI in the amount of $1.0 million on five investments. The first, in the amount of $510 thousand, was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009. The charge of $510 thousand represented the entire balance of the investment. An additional charge of $491,000 was taken on four private label mortgage backed securities ("PLMBSs"). We engage a third party to obtain information about structure and anticipated cash flows to assist us in evaluating and monitoring our private label mortgage backed securities portfolio (see Note 5—"Investments" to our Consolidated Financial Statements for further information). During 2010, we recorded a negative fair value adjustment on an interest rate swap with a notional amount of $10.0 million in the amount of $581 thousand. This compares to a positive fair value adjustment of $58 thousand during 2009. The interest rate swap was entered into in 2008 to protect assets and liabilities from the negative impact in a rising interest rate environment (See "Market Risk and Interest Rate Sensitivity" discussion). Other noninterest income increased by $164 thousand in 2010 as compared to 2009. The increase primarily relates to increases in ATM surcharge and debit card exchange fees as well as modest increases in other miscellaneous fees. During 2010, we realized fee income related to ATM and debit card usage, to include interchange fees, of approximately $840 thousand. The impact of the changes to allowable fees assessed will not be known until the final regulatory guidance is issued.

        As a result of the OTTI charge on FLLMC preferred stock we had a non-interest income loss during 2008 of $10.1 million. Operating non-interest income for 2009 was $5.0 million (see "Reconciliation" above) as compared to $4.2 million in 2008. Deposit service charges decreased by $370 thousand in 2009 as compared to 2008. This decrease in deposit service charges resulted from a continued decline in overdraft fees in 2009 as compared to 2008. In 2009, we realized gains on the sale of securities in the amount of $1.5 million. This gain was partially offset by a $658 thousand loss on the early extinguishment of certain Federal Home Loan Bank advances. We sold approximately $13.0 million in investments in the fourth quarter of 2009 to fund the early extinguishment of $25.0 million in advances. The balance of the payoff was funded from short-term overnight funds. The gain on the sale of the investments offset the loss on the paydown of the advances. Other gains realized throughout 2009 were realized to take advantage of favorable spreads on certain available-for sale securities and shorten the average life of the portfolio. Mortgage origination fees increased by $174 thousand in 2009 as compared to 2008. Continued low interest rates as well as tax credits available to new home buyers increased the volume of loans closed in 2009 as compared to 2008. In addition, there were fewer mortgage origination alternatives available as compared to prior years due to the ongoing economic cycle causing many origination businesses to close. OTTI charges in 2009 included the write-off of a $510 thousand investment in stock of Silverton Bank NA, which was closed by the OCC in May 2009. In addition, we realized $491 thousand in OTTI charges on 4 different PLMBSs. The $491 thousand represents the realized credit loss associated with the securities (see Note 5 to the financial statements). Adjustment to assets and liabilities carried at fair value had a negative impact on non-interest income of $623 thousand in 2008 whereas it had a positive impact of $58 thousand in 2009 (see Note 3 to financial statements). Other noninterest income increased by $118 thousand in 2009 as compared to 2008. The increase primarily related to modest increases in ATM surcharge and debit card exchange fees, loan late charges as well as other miscellaneous fees.

        Noninterest Expense.    In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. During the third quarter of 2009, we recognized an impairment charge of $27.8 million related to goodwill acquired in previous acquisitions (see discussion above under "Results of Operations"). Operating noninterest expense increased from $16.6 million in 2009 to $17.7 million in 2010. Total non-interest expense, excluding the goodwill impairment in 2009, increased by $1.1 million, or 6.6%, 2010, as compared to 2009. Salary and benefit expense increased $680 thousand from $8.3 million in 2009 to $8.9 million in the 2010. At December 31, 2010 we had 147 full time equivalent employees as compared to 140 full time employees at December 31, 2009. The increase in number of full time equivalent employees, normal salary adjustments made over the last 12 months as well as a lower amount of deferred salary expense resulting from decreased loan originations account for the increase in salary and benefit expense in 2010 as compared to 2009. FDIC insurance assessments decreased $102,000 in 2010 as compared 2009. During the second quarter of 2009, the FDIC assessed a one-time special assessment on all insured institutions of 10 basis points. This special assessment amounted to $500 thousand and was expensed in the second quarter of 2009. The FDIC assessment rate for 2010 averaged approximately 19.9 basis points. The recently passed financial institution reform legislation broadens the assessment base for calculation of the FDIC assessment. The new assessment base is scheduled to take effect in the second quarter of 2011. It is estimated that we will have reduced assessments in the amount of approximately $120 thousand annually when compared to the existing assessment base. In November 2009, all insured institutions with limited exceptions were required to prepay insurance assessments for a three-year period. Our prepayment made in December 2009 amounted to approximately $2.9 million. At December 31, 2010, the remaining prepaid insurance assessment amounted to $1.8 million and is included in "Other assets". Other real estate expense increased to $823thousand during 2010 as compared to $201thousand in the same period of 2009. This is a result of the increased balance of other real estate owned and includes cost associated with foreclosure, force placed insurance coverage as well as property taxes paid on prior year delinquent taxes on these properties. It is anticipated that these other real estate costs will remain at or near the 2010 levels throughout 2011. Non-interest expense "Other Miscellaneous" decreased by $132 thousand from $756 thousand in 2009 to $624 thousand in 2010.

        Operating noninterest expense increased to $16.6 million for the year ended December 31, 2009 from $15.5million for the year ended December 31, 2008. This increase is primarily attributable to increases in salary and benefit expense of $298 thousand and an increase in FDIC/FICO premiums of $838 thousand in 2009 as compared to 2008. The increase in salary and benefit expenses are a result of normal salary increases and a modest increase in cost of medical insurance provided to employees. The FDIC/FICO premiums increase resulted from significant increases in the normal assessment rates implemented by the FDIC as well as a special assessment in the third quarter of 2009 in the amount of approximately $300 thousand. Professional fees and "Other" noninterest expense increased by $155 thousand and $187 thousand, respectively in 2009 as compared to 2008. These increases are primarily related to additional cost related to loan collection efforts as well as legal fees associated with loan workouts and general increases related to addressing and complying with regulatory changes and issues facing the industry. Marketing and public raelations expenses decreased by $220 thousand in

2009 as compared to 2008. This decrease was a result of our intentional reduction in this discretionary expense during 2009.

        The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2010	2009	2008
Salary and employee benefits	$8,942	$8,262	$7,964
Occupancy	1,229	1,198	1,155
Equipment	1,162	1,249	1,289
Marketing and public relations	402	343	563
ATM/debit card processing	414	342	342
Supplies	150	221	188
Telephone	302	300	331
Courier	63	79	98
Correspondent services	97	34	102
FDIC/FICO premium	1,003	1,105	267
Insurance	220	194	188
Other real estate expenses	823	201	78
Professional fees	1,068	1,132	977
Loss on limited partnership interest	119	119	382
Postage	181	192	191
Director fees	264	232	225
Amortization of intangibles	621	621	507
Impairment of goodwill	—	27,761	—
Other	624	756	692

	$17,684	$44,341	$15,539

Income Tax Expense

        Income tax expense for 2010 was $565 thousand as compared to income tax expense (benefit) for the year ended December 31, 2009 of $696 thousand and $(3.8) million for the year ended December 31, 2008. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. In 2008, we established a deferred tax valuation allowance of $425 thousand primarily related to contribution carryforwards that expired at the end of 2010. Contribution carry forwards of approximately $710 thousand expired in 2010 and the related valuation allowance in the amount of $241 thousand was reversed. At December 31, 2010, there is a remaining deferred tax valuation reserve in the amount of $184 thousand primarily related to a capital loss carryforward. The net loss generated during 2009 was a result of the impairment of goodwill acquired in tax free acquisitions and therefore is not deductible for income tax purposes. As previously discussed, we had an OTTI charge on certain securities of $14.5 million during 2008. The loss is not deductible for federal income tax purposes until the securities are sold or deemed worthless. Therefore, the loss resulted in recognizing a deferred tax asset in the amount of $4.9 million in 2008. The net operating loss carryforward period for federal income taxes is generally 20 years. Any carry forward period related to realized tax losses on these securities will not start until they are sold or deemed worthless. We have a net operating loss carry forward acquired in the acquisition of DutchFork and DeKalb for federal income tax purposes of approximately $1.6 million to offset future taxable income through 2025. See Note 14 to the financial statements for a reconciliation of the tax expense/benefit. It is anticipated that our effective tax rate for 2011 will be between 30% and 33%.

Financial Position

        Assets totaled $599.0 million at December 31, 2010 as compared to $605.8 million at December 31, 2009, a decrease of $6.8 million. Loans at December 31, 2010 were $330.0 million as compared to $344.2 million at December 31, 2009. We funded in excess of $44.7 million of new loan production in 2010, but due to scheduled pay downs during the period as well as transfers from loans to other real estate owned, loans declined by $14.2 million from December 31, 2009 to December 31, 2010. At December 31, 2010, loans accounted for 60.6% of earning assets, as compared to 62.1% at December 31, 2009. The loan-to-deposit ratio at December 31, 2010 was 72.5% as compared to 76.6% at December 31, 2009. Investment securities increased from $195.8 million at December 31, 2009 to $196.2 million at December 31, 2010. Short-term federal funds sold and interest-bearing bank balances increased from $14.1 million at December 31, 2009 to $18.7 million at December 31, 2010. Deposits increased by $5.7 million to $455.3 million at December 31, 2010 as compared to $449.6 million at December 31, 2009. In 2010, we paid down $14.9 million in callable brokered certificates of deposits. At December 31, 2010, we had no brokered certificates of deposits. Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we have attempted to control the growth of our balance sheet and enhance our liquidity throughout 2010. We have focused on growing our core deposit base while continuing to fund soundly underwritten loans. To enhance our liquidity and improve our exposure to rising interest rates (see "Market Risk Management" section), the growth in deposits was invested in interest-bearing deposits with the Federal Reserve Bank of Richmond and shorter maturity amortizing investments such as agency CMO's and SBA pools.

        During the second quarter of 2010, we restructured a portion of our available-for-sale investments. We sold a CDO with a carrying value of $4.9 million and realized a loss in the amount of $1.7 million. This security had been previously downgraded to below investment grade (See Note 5—Investment Securities to our Consolidated Financial Statements) and did not mature until July 2014. Approximately $41.0 million in "GSE" bonds and mortgage-backed securities were sold that realized a gain of approximately $1.7 million. The funds received from this transaction were primarily invested in other securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools. Both of these types of securities carry a zero percent regulatory risk weighting and are backed by the full faith and credit of the United States Government. In the third and fourth quarter we sold two corporate securities, certain non-taxable municipal securities and other GSE securities and realized gains of $711 thousand. These funds from these sales were primarily reinvested in lower regulatory risk weighted assets. A significant portion of the proceeds were reinvested into adjustable rate securities. As a result of these transactions, we believe we have structured the balance sheet to continue to provide for improvement in our net interest margin in a rising interest rate environment, reduced the level of investments rated below investment grade, as well as improved our overall regulatory capital ratios.

        During the second and third quarter of 2010, we reclassified five private label mortgage-backed securities with a carrying value of $5.7 million, previously categorized in the held-to-maturity portfolio to the available-for-sale category. This transfer was made as a result of changes in circumstances that meet the accounting guidance in accordance with ASC 320-10-25-6. This transfer meets the guidance as outlined in section (a) of ASC 320-10-25-6 as a result of a "significant deterioration in the issuer's creditworthiness". During the fourth quarter of 2010, we reclassified all of the remaining investment securities in the held-to-maturity portfolio to the available-for-sale portfolio. The majority of the investments in the held-to-maturity portfolio were non-agency mortgage backed securities. As a result of this transfer, the difference in the carrying value and fair value was recorded as an unrealized loss of approximately $1.6 million (net of tax) in other comprehensive income (loss). The ratings agencies approach to downgrading these mortgage-backed securities has varied significantly over the past two years and we do not believe a rating downgrade by itself is necessarily enough or the only factor to be considered to meet criteria a of the guidance. We believe this significant deterioration is further determined by whether or not OTTI was recorded on the security. These securities transferred in the second and third quarters of 2010 had incurred OTTI and in accordance with ASC 320-10-35, at the time of the OTTI, we also recorded an unrealized loss in accumulated other comprehensive income/(loss). The unrealized loss on these securities is treated differently than unrealized losses on our available-for- sale securities for regulatory capital purposes, specifically in the way it treats the deferred tax asset on the unrealized loss. Based on the deterioration in credit quality (as discussed above), we believe we have met the requirements in section (a) described above and did not taint the remaining held-to-maturity portfolio at the time of these transfers. We made the decision to reclassify the remaining held-to-maturity securities to the available-for sale portfolio as a result of differences in regulatory capital treatment of deferred tax assets related to unrealized losses on available-for-sale securities versus those in the held-to-maturity portfolio and the potential that some of these would be transferred when or if they incurred OTTI. At December 31, 2010, there are no securities classified as held-to-maturity. We also do not consider any of our investments to have additional other-than-temporary impairment in excess of amounts previously recognized at December 31, 2010.

        Subsequent to December 31, 2010, we have sold nine non-agency mortgage-backed securities with a total book value of $22.8 million. Six of these securities with a total book value amount of approximately $14.0 million were rated below investment grade by the rating agencies and the other three were rated above investment grade. The transaction resulted in a net realized gain of approximately $30 thousand. Since December 31, 2009, and including this subsequent transaction, the company's portfolio of non-agency mortgage-backed securities has decreased from $65.8 million to $28.6 million and its total book value of securities rated below investment grade has decreased from $51.7 million to $24.8 million during this same period (See "Note 5—"Investments" to the consolidated financial statements).

        Shareholders' equity totaled $41.4 million at December 31, 2009 as compared to $41.8 million at December 31, 2010. As previously discussed, we incurred a goodwill impairment charge of $27.8 million in the third quarter of 2009 which was the reason we recorded a net loss for the year ended December 31, 2009 of $25.2 million. Net income available to common shareholders less dividend payments to common shareholders stock resulted in retained deficit decreasing to $19.7 million as of December 31, 2010.

Earning Assets

        Loans.    Loans typically provide higher yields than the other types of earning assets. During 2010, loans accounted for 60.6% of average earning assets as compared to 58.5% of average earning assets in 2009. The loan portfolio averaged $337.1 million in 2010 as compared to $337.7 million in 2009. Loans decreased from $344.2 million at December 31, 2009 to $330.0 million at December 31, 2010. Quality loan portfolio growth continues to be a strategic focus into 2011 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. A goal of the Treasury's CPP, which we participated in 2008, was to provide funds/capital to financial institutions to assist in unfreezing the credit markets. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2010, we funded new loans of approximately $44.7 million. Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the very slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our company could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional "well capitalized" ratios and significantly increased regulatory burdens will impede our ability to leverage our balance sheet and expand the loan portfolio.

        The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Commercial, financial & agricultural	$20,555	$22,758	$27,833	$26,912	$23,595
Real estate:
Construction	10,540	19,972	28,832	28,141	31,474
Mortgage—residential	46,684	50,985	52,423	52,018	47,950
Mortgage—commercial	218,298	214,178	191,832	173,173	138,886
Consumer:
Home equity	27,747	28,824	23,872	21,183	23,934
Other	6,130	7,470	8,172	8,601	9,350

Total gross loans	329,954	344,187	332,964	310,028	275,189
Allowance for loan losses	(4,911)	(4,854)	(4,581)	(3,530)	(3,215)

Total net loans	$325,043	$339,333	$328,383	$306,498	$271,974

        In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2010 and 2009 were commercial mortgage loans in the amount of $218.2 million and $214.2 million, representing 66.1% and 62.2% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

        The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2010
(in thousands)	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$8,131	$12,468	$46	$20,645
R/E-Construction	10,540	—	—	10,540
All other loan	44,578	190,102	64,089	298,769

	$63,249	$202,570	$64,135	$329,954

Loans maturing after one year with:
Variable Rate				$47,341
Fixed Rate				219,364

				$266,705

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $194.4 million in 2010, as compared to $219.9 million in 2009. This represents 35.0% and 38.1% of the average earning assets for the year ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009 our investment securities portfolio amounted to $196.2 million and $195.8 million, respectively.

        Beginning in 2008 and lasting through 2010 the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. As of December 31, 2010, we own total MBSs and CMOs with an amortized cost of $124.1 million and an approximate fair value of $121.3 million. These included securities with an amortized cost of $72.7 million and approximate fair value of $72.8 million issued by GSEs. The current economic recessionary cycle has impacted MBSs issued by GSEs, such as FHLMC and FNMA. These entities continue to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2010 and 2009 all of the MBSs issued by GSEs are classified as "Available for Sale." Unrealized losses on certain of these investments are not considered to be "other than temporary" and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than our amortized cost.

        Also included in our MBS and CMO portfolio are PLMBSs with an amortized cost of $51.4 million and approximate fair value of $48.5 million at December 31, 2010. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 through 2010. The result has been that the market for these investments are less liquid and the spread as compared to alternative investments widened dramatically. During the second quarter of 2008, we implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. From the inception of the leverage strategy in 2008 through December 31, 2010, we have realized an approximate net interest margin of 2.23% on the strategy. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support.

        Starting in early 2009, many of these securities acquired in the leverage strategy, as well as others that were owned prior to 2008, began to be downgraded by the various rating agencies, and at December 31, 2010, 20 CUSIPs held have been downgraded below investment grade. We perform an internal detailed analysis on each CUSIP on a quarterly basis. Our internal analysis includes stressing each security using various assumptions for conditional default rate (CDR), prepayment speeds (CPR) and severities of loss on underlying collateral once it is liquidated. In addition, we have an independent third party perform an analysis of each security to assist with evaluating and stressing each of the securities that have been downgraded below investment grade. Our analysis to evaluate the credit loss component of the impairment includes stressing the expected cash flows using the average CPR, CDRs and severities over the last six months. Each CUSIP is reviewed and if circumstances indicate that a shorter time frame is appropriate because CDRs and severities are rapidly increasing, we will adjust these assumptions. For the year ended December 31, 2010 we recognized impairment charges on six PLMBS investments whereby the credit component was $477 thousand recognized through earnings and the amount recognized through other comprehensive income amounted to $2.2 million for the year ended December 31, 2010 (see Note 5 to the financial statements). For the year ended December 31, 2009 we recognized the credit impairment charges of $491 thousand as the credit component on four PLMBS securities through earnings and $1.7 million through other comprehensive income. All of these investments are held in our available-for-sale portfolio. The PLMBS's continue to experience high levels of delinquencies in the underlying loans that make up the PLMBSs, and as a result we could experience additional OTTI in the future.

        The following table summarizes the PLMBSs portfolio by credit rating. The rating reflects the lowest rating by any major rating agency.

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	14	$6,881	$6,267	$6,613
AA-	1	4,086	3,916	4,237
A1	1	3,511	3,239	3,506
A	1	435	435	434
Baa1	1	524	357	435
Baa2	1	102	102	102
Below Investment Grade	20	41,513	37,091	33,202

Total	39	$57,052	$51,407	$48,529

        In our opinion, the current rating system does not properly reflect the overall risk in these types of multi-obligor bonds. Generally, they are rated below investment grade when there is a projected loss of a level of principal based on the par value of the bond. The process does not adequately consider what the holder paid for the bond or the impact that they are multi-obligor securities. This can cause an entire security to be rated below investment grade even though a majority of the underlying obligors are paying timely on the underlying obligation. Based on the increased trading levels and prices paid for such securities, we believe that in 2010 certain investors became more comfortable with their ability to model the cash flows underlying this type of security and began to institute strategies to acquire portfolios of PLMBSs. As a result, the additional demand caused the spreads on these investments to narrow throughout 2010 and the amount of the unrealized losses on our portfolio has decreased. We believe that the robust internal and independent external monitoring process that we have in place allows us to properly evaluate the credit risk underlying these securities and record any further OTTI in a timely manner. As previously noted, subsequent to December 31, 2010, we sold nine non-agency mortgage-backed securities with a total book value of $22.8 million. Six of these securities with a total book value amount of approximately $14.0 million were rated below investment grade by the rating agencies and the other three were rated above investment grade. The transaction resulted in a net realized gain in the first quarter of 2011of approximately $30 thousand. Since December 31, 2009, and including these subsequent first quarter 2011 transactions, the company's portfolio of non-agency mortgage-backed securities has decreased from $65.8 million to $28.6 million and the total book value of securities rated below investment grade has decreased from $51.7 million to $24.8 million during this same period. The decrease was accomplished through the sales noted above as well as normal principal paydowns and to a lesser extent the OTTI charges discussed above. The result of selling these securities will have a negative impact on the overall yield on the investment portfolio but, while not eliminating, significantly reduces the overall risk and exposure to additional OTTI in the event the underlying collateral performance of these securities deteriorates in the future.

        We also hold corporate bonds and other securities with an amortized cost value of $3.4 million and fair value of $2.6 million as of December 31, 2010. The unrealized loss on investments in corporate bonds relates to bonds with four different issuers. All of these bonds are carried in the available-for-sale portfolio. The economic conditions throughout 2010 and 2009 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of these securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Each of these bonds is rated BBB (investment grade) or better (S&P) with the exception of two bonds downgraded during the last 24 months. One downgraded investment is rated CC by Fitch and Ca by Moody's and is a preferred term security with a book value of $879 thousand and fair value of $182 thousand. This bond has a par value of $2.0 million and during 2010 we recognized OTTI in the amount of $1.1 million through earnings (credit component) and $697 thousand through other comprehensive income. The fourth bond is rated BBB- by S&P and Ba1 by Moody with a carrying value of $997 thousand and a fair value of $928 thousand. All of the corporate bonds held by the company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or in the issuer's ability to service the debt obligation.

        For corporate debt securities, we review the underlying issuer's credit quality, additional underlying credit support, and the length of maturity of the bond. If our analysis determines that it is likely we will recover all of the projected cash flows, we do not deem the security to be OTTI.

        At December 31, 2010, the estimated weighted average life of the portfolio was approximately 6.0 years, duration of approximately 3.9, and a weighted average tax equivalent yield of approximately 4.66%

        The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2010	2009	2008
Trading Securities—at fair value
Mortgage-backed securities	$—	$—	$2,505

	—	—	2,505

Securities available-for-sale at fair value:
U.S. Treasury	—	—	1,017
U.S. Government sponsored enterprises	13,738	7,718	28,664
Small Business Administration pools	31,496	9,408	—
Mortgage-backed securities	121,257	94,124	107,817
State and local government	19,055	8,179	5,543
FHLMC preferred stock	235	348	3
Corporate bonds	2,585	11,192	10,962
Other	943	867	1,372

	189,309	131,836	155,378

Securities held-to-maturity (amortized cost):
State and local government	—	2,711	4,477
Mortgage-backed securities	—	53,333	64,945
Other	—	60	60

	—	56,104	69,482

Total	$189,309	$187,940	$227,365

        We hold other investments carried at cost which includes stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta ("FHLB Atlanta"). These investments amounted to $6.8 million, $7.9 million, and $7.7 million at December 31, 2010, 2009 and 2008, respectively. During the fourth quarter of 2010 we reclassified all of our securities in the held-to-maturity portfolio to the available-for-sale portfolio (see "Financial Position" above and "Note 5 Investments" to the Consolidated Financial Statements).

Investment Securities Maturity Distribution and Yields

        The following table shows, at amortized cost, the scheduled maturities and average yield of securities held at December 31, 2010.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Government sponsored enterprises	$11,002	1.66%	$1,250	4.15%	$1,541	3.30%	$—	—
Small Business Administration pools	—	—	10,885	1.51%	11,174	3.43%	9,392	1.66%
Mortgage-backed securities	11,589	2.47%	67,264	3.31%	41,862	5.15%	3,398	8.07%
State and local government	530	4.60%	1,511	3.61%	12,497	3.98%	4,590	4.56%
Corporate	879	4.30%	1,997	4.05%	500	3.52%	—	—
Other	—	—	60	1%	—	0.00%	875	4.29%

Total investment securities available-for-sale	$24,000	2.21%	$82,967	3.11%	$67,574	4.59%	$18,255	3.71%

(1)
Yield calculated on tax equivalent basis

Short-Term Investments

        Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $24.4 million in 2010, as compared to $19.1 million in 2009. During 2009 we started maintaining the majority of our short term overnight investments in our account at the Federal Reserve Bank of Richmond rather than in federal funds at various correspondent banks. At December 31, 2010, short-term investments including funds on deposit at the Federal Reserve Bank of Richmond totaled $18.7 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

        Deposits.    Average deposits were $458.5 million during 2010, compared to $438.7 million during 2009. Average interest-bearing deposits were $382.0 million during 2010, as compared to $369.4 million during 2009.

        The following table sets forth the deposits by category:

	December 31,
	2010		2009		2008
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$72,625	16.0%	$72,656	16.2%	$65,751	15.5%
NOW accounts	78,814	17.3%	64,569	14.4%	62,703	14.8%
Money market accounts	44,790	9.8%	40,090	8.9%	31,553	7.4%
Savings accounts	29,886	6.6%	25,757	5.7%	22,461	5.3%
Time deposits less than $100,000	143,946	31.6%	156,422	34.8%	155,319	36.7%
Time deposits more than $100,000	85,283	18.7%	90,082	20.0%	86,011	20.3%

	$455,344	100.0%	$449,576	100.0%	$423,798	100.0%

        Core deposits, which exclude certificates of deposit of $100,000 or more, as well as brokered deposits, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $370.1 million and $344.6 million at December 31, 2010 and 2009, respectively. Included in time deposits less than $100,000 are brokered deposits of $14.9 million and $23.0 million at December 31, 2009 and 2008, respectively. We had no brokered deposits as of December 31, 2010.

        A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2010
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$18,956	$14,678	$16,435	$35,214	$85,283

        There were no other time deposits of $100,000 or more at December 31, 2010.

        Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

        Borrowed funds.    Borrowed funds consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $17.4 million, $24.6 and $28.2 million during 2010, 2009 and 2008, respectively. The maximum month-end balances during 2010, 2009 and 2008 were $21.8 million, $28.9 million and $29.0 million, respectively. The average rates paid during these periods were 0.35%, 0.40% and 1.24%, respectively. The balances of securities sold under agreements to repurchase were $12.7 million and $20.7 million at December 31, 2010 and 2009, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB Atlanta, the bank has access to advances from the FHLB Atlanta for various terms and amounts. During 2010 and 2009, the average outstanding advances amounted to $69.3 million and $100.9 million, respectively.

        The following is a schedule of the maturities for Federal Home Loan Bank Advances as of December 31, 2010 and 2009:

	December 31,
	2010		2009
(In thousands)	Amount	Rate	Amount	Rate
Maturing
2010	—	—	3,000	2.94%
2011	18,000	3.06%	18,500	2.99%
2013	10,500	3.39%	11,500	3.41%
After five years	39,594	4.11%	40,326	4.11%

	$68,094	3.72%	$73,326	3.67%

        During the fourth quarter of 2009, we prepaid $25.0 million in advances that were scheduled to mature in September 2010. These advances were acquired in the DutchFork acquisition. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034.

Capital Adequacy and Dividends

        Total shareholders' equity as of December 31, 2010 was $41.8 million as compared to $41.4 million as of December 31, 2009. Retention of earnings available to common shareholders less dividend payments on our common stock, offset by increased operating earnings accounted for the increase in shareholders' equity. During the third quarter of 2009, we recognized an impairment charge on goodwill in the amount of $27.8 million. In November 2008, we issued $11.35 million in preferred stock under the CPP plan. Preferred dividends of 5% were paid during the year ended December 31, 2010 and 2009 on the preferred stock issued under the CPP plan. During the first two quarters of 2009, we paid a dividend on our common stock of $0.08 per share and in the last two quarters we paid a dividend on our common stock of $0.04 per share. For each of the four quarters in 2010 we paid a $0.04 per share dividend on our common stock.

        In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

        The following table shows the return (loss) on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2010.

	2010	2009	2008
Return on average assets	0.20%	(3.90)%	(1.10)%
Return on average common equity	3.73%	(49.66)%	(11.85)%
Equity to assets ratio(1)	6.98%	6.84%	10.48%

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

        Under the terms of the agreement, we may redeem the Series T Preferred Stock at par after February 15, 2012. Prior to this date, we may redeem the Series T Preferred Stock at par if (i) we raise aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the CPP Purchase Agreement) in excess of approximately $2.8 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. The Recovery Act signed by the President on February 17, 2009 amended the terms of the agreement and allows us to redeem the Series T Preferred Stock prior to February 15, 2012. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System.

        On April 6, 2010, the bank entered into the Formal Agreement with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank. As reflected in the Formal Agreement, the OCC's primary concern with the bank is driven by the rating agencies downgrades of non-agency MBS in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector (see discussion above under "Investments" and Note 5 "Investments" to the Consolidated Financial Statements"). The Formal Agreement did not require any adjustment to the bank's balance sheet or income statement; nor did it change the bank's "well capitalized" status.

        In addition to the Formal Agreement, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds these ratios. The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The bank has taken and will continue to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC. There can be no assurance that the bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. However, management believes the bank is currently in compliance with all provisions of the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the bank.

        The bank's risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.48%, 13.24%, and 14.49%, respectively, at December 31, 2010 as compared to 7.83%, 11.47%, and 12.61%, respectively, at December 31, 2009. The company's risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.79%, 13.73%, and 14.99%, respectively at December 31, 2010 as compared to 8.41%, 12.41% and 13.56%, respectively at December 31, 2009. Our management anticipates that the bank and the company will remain a well capitalized institution for at least the next 12 months. In addition, we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next 12 months.

        The ability of the company to pay cash dividends is dependent upon receiving cash in the form of dividends from the bank. The dividends that may be paid by the bank to the company are subject to legal limitations and regulatory capital requirements. In addition to the Formal Agreement, the approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Formal Agreement, that prohibit the bank from paying cash dividends to the company. In addition, the company must currently obtain preapproval of the Federal Reserve Board before paying dividends.

        The company and the bank exceeded their regulatory capital ratios at December 31, 2010 and 2009, as set forth in the following table.

Analysis of Capital

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2010
Risk Based Capital
Tier 1	$15,480	4.00%	$51,225	13.2%	$35,745	9.2%
Total Capital	30,960	8.00%	56,078	14.5%	25,118	6.5%
Tier 1 Leverage	24,172	4.00%	51,225	8.5%	27,053	4.5%
December 31, 2009
Risk Based Capital
Tier 1	$16,995	4.00%	$48,725	11.5%	$31,730	7.5%
Total Capital	33,989	8.00%	53,579	12.6%	19,590	4.6%
Tier 1 Leverage	24,895	4.00%	48,725	7.8%	23,830	3.8%
The Company:
December 31, 2010
Risk Based Capital
Tier 1	$15,509	4.00%	$53,252	13.7%	$37,743	9.7%
Total Capital	31,020	8.00%	58,105	15.0%	27,085	7.0%
Tier 1 Leverage	24,227	4.00%	53,252	8.8%	29,025	4.8%
December 31, 2009
Risk Based Capital
Tier 1	$16,916	4.00%	$52,491	12.4%	$35,575	8.4%
Total Capital	33,833	8.00%	57,345	13.6%	23,512	5.6%
Tier 1 Leverage	24,977	4.00%	52,491	8.4%	27,514	4.4%

        As noted above the OCC has separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds these ratios.

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

        With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006 and the preferred stock offering under the CPP program in November 2008 we have maintained a high level of liquidity and adequate capital along with retained earnings less the 2009 and 2008 net loss, sufficient to fund the operations of the bank for at least the next 12 months. We anticipate that the bank will remain a well capitalized institution for at least the next 12 months. The loss related to goodwill impairment in 2009 was a noncash charge and had no impact on regulatory capital or tangible equity. Total shareholders' equity was 7.0% of total assets at December 31, 2010 and 6.8% at December 31, 2009. Funds sold and short-term interest bearing deposits are our primary source of liquidity and averaged $24.4 million and $19.1 million during the year ended December 31, 2010 and 2009, respectively. The bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2010. The FHLB Atlanta has approved a line of credit of up to 25% of the bank assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

        We believe our liquidity remains adequate to meet operating and loan funding requirements and that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.

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

Item 8.    Financial Statements and Supplementary Data.

        Additional information required under this Item 8 may be found under the Notes to Financial Statements under Note 24.

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

        Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on that assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

        We have audited the accompanying consolidated balance sheets of First Community Corporation and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in shareholders' equity and comprehensive income (loss), and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the three years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
March 29, 2011

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2010	2009
ASSETS
Cash and due from banks	$7,114	$6,752
Interest-bearing bank balances	19,102	13,635
Federal funds sold and securities purchased under agreements to resell	245	457
Investment securities—available for sale	189,309	131,836
Investment securities—held to maturity (market value of $49,092 at December 31, 2009	—	56,104
Other investments, at cost	6,841	7,904
Loans	329,954	344,187
Less, allowance for loan losses	4,911	4,854

Net loans	325,043	339,333
Property, furniture and equipment—net	18,026	18,666
Bank owned life insurance	10,773	10,551
Other real estate owned	6,904	3,167
Intangible assets	881	1,502
Other assets	14,785	15,920

Total assets	$599,023	$605,827

LIABILITIES
Deposits:
Non-interest bearing demand	$72,625	$72,656
NOW and money market accounts	123,604	104,659
Savings	29,886	25,757
Time deposits less than $100,000	143,946	156,422
Time deposits $100,000 and over	85,283	90,082

Total deposits	455,344	449,576
Securities sold under agreements to repurchase	12,686	20,676
Federal Home Loan Bank Advances	68,094	73,326
Junior subordinated debt	15,464	15,464
Other borrowed money	120	164
Other liabilities	5,518	5,181

Total liabilities	$557,226	$564,387

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 11,350 issued and outstanding	11,035	10,939
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,270,135 in 2010 and 3,252,358 in 2009	3,270	3,252
Common stock warrants issued	509	509
Nonvested restricted stock	—	(79)
Additional paid in capital	48,956	48,873
Retained earnings (deficit)	(19,732)	(20,401)
Accumulated other comprehensive income (loss)	(2,241)	(1,653)

Total shareholders' equity	41,797	41,440

Total liabilities and shareholders' equity	$599,023	$605,827

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2010	2009	2008
Interest income:
Loans, including fees	$19,851	$20,226	$21,503
Investment securities—taxable	7,376	10,332	10,822
Investment securities—non taxable	190	326	367
Other short term investments	94	97	316

Total interest income	27,511	30,981	33,008

Interest expense:
Deposits	6,281	8,734	11,264
Securities sold under agreement to repurchase	60	98	353
Other borrowed money	3,033	4,272	4,193

Total interest expense	9,374	13,104	15,810

Net interest income	18,137	17,877	17,198
Provision for loan losses	1,878	3,103	2,129

Net interest income after provision for loan losses	16,259	14,774	15,069

Non-interest income:
Deposit service charges	1,875	2,312	2,682
Mortgage origination fees	1,034	753	579
Investment advisory fees and non-deposit commissions	501	495	334
Gain (loss) on sale of securities	827	1,489	(28)
Other-than-temporary-impairment write-down on securities	(1,560)	(1,001)	(14,494)
Fair value gain (loss) adjustments	(581)	58	(623)
Loss on early extinguishment of debt	—	(658)	—
Other	1,748	1,584	1,466

Total non-interest income	3,844	5,032	(10,084)

Non-interest expense:
Salaries and employee benefits	8,942	8,262	7,964
Occupancy	1,229	1,198	1,155
Equipment	1,162	1,249	1,289
Marketing and public relations	402	343	563
FDIC Insurance assessments	1,003	1,105	267
Other real estate expense	823	201	78
Amortization of intangibles	621	621	507
Impairment of goodwill	—	27,761	—
Other	3,502	3,601	3,716

Total non-interest expense	17,684	44,341	15,539

Net income (loss) before tax	2,419	(24,535)	(10,554)
Income tax expense (benefit)	565	696	(3,761)

Net income (loss)	$1,854	$(25,231)	$(6,793)

Preferred stock dividends, including discount accretion	664	656	71

Net income (loss) available to common shareholders	$1,190	$(25,887)	$(6,864)

Basic earnings (loss) per common share	$0.36	$(7.95)	$(2.14)

Diluted earnings per (loss) common share	$0.36	$(7.95)	$(2.14)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)

(Dollars and shares in thousands)	Preferred Stock	Number Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2007	$—	3,211	$3,211	$—	$48,617	$—	$14,564	$(2,396)	$63,996
Comprehensive income:
Net income							(6,793)		(6,793)
Accumulated other comprehensive loss, net of income tax benefit of $4,579								(8,438)
Less: reclassification adjustment for loss included in net income, net of tax of $4,928								9,595

Other comprehensive income								1,157	1,157

Comprehensive loss:									(5,636)

Restricted common stock issued		16	16		179	(195)			—
Amortization compensation restricted stock						9			9
Issuance of preferred stock	10,841			509					11,350
Cummulative adjustment to initially apply EITF 06-4							(411)		(411)
Dividends: Common stock ($0.32 per share)							(1,026)		(1,026)
Preferred stock	9						(71)		(62)
Common stock repurchased		(18)	(18)		(249)				(267)
Exercise of stock options		—	—		2				2
Dividend reinvestment plan		18	18		183				201

Balance December 31, 2008	10,850	3,227	3,227	509	48,732	(186)	6,263	(1,239)	68,156
Comprehensive income:
Net income							(25,231)		(25,231)
Other comprehensive income (loss):
Unrealized gain during period on available-for-sale securities net of tax of $692								1,211
Unrealized market loss on held-to- maturity securities net of tax benefit of $580								(1,096)
Less: reclassification adjustment for gain included in net income, net of tax expense of $285								(529)

Other comprehensive loss								(414)	(414)

Comprehensive income:									(25,645)

Amortization compensation restricted stock						107			107
Dividends: Common stock ($0.24 per share)							(777)		(777)
Preferred stock	89						(656)		(567)
Dividend reinvestment plan		25	25		141				166

Balance December 31, 2009	10,939	3,252	3,252	509	48,873	(79)	(20,401)	(1,653)	41,440
Comprehensive Income:
Net income							1,854		1,854
Other comprehensive income
Unrealized loss during period on available-for-sale securities net of tax of $564								(1,065)
Other-than-temporary impairment on securities net of tax benefit of $546								1,014
Reclassification adjustment for loss included in net income, net of tax expense of $289								(537)

Other comprehensive								(588)	(588)

Comprehensive income									1,266

Amortization of compensation on restricted stock						79			79
Dividends: Common ($0.16 per share)							(521)		(521)
Preferred stock	96						(664)		(568)
Dividend reinvestment plan		18	18		83				101

Balance, December 31, 2010	$11,035	3,270	$3,270	$509	$48,956	$—	$(19,732)	$(2,241)	$41,797

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,854	$(25,231)	$(6,793)
Adjustments to reconcile net income (loss) to net cash provided in operating activities
Depreciation	882	985	1,032
Premium amortization (Discount accretion)	1,421	57	(525)
Provision for loan losses	1,878	3,103	2,129
Writedowns of other real estate owned	333	—	—
(Gain) loss on sale of other real estate owned	3	20	4
Amortization of intangibles	621	621	507
Gain on sale of property and equipment	—	—	(1)
(Gain) loss on sale of securities	(827)	(1,489)	28
Other-than-temporary-impairment charges on securities	1,560	1,001	14,494
Net (increase) decrease in fair value option instruments and derivatives	581	(58)	623
Goodwill Impairment	—	27,761
Loss on early extinguishment of debt	—	658
(Increase) decrease in other assets	1016	(1,730)	(6,218)
Increase (decrease) in accounts payable	336	(792)	(448)

Net cash provided in operating activities	9,658	4,906	4,832

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	85,456	35,159	7,856
Purchase of investment securities available-for-sale	(140,374)	(60,478)	(65,899)
Maturity/call of investment securities available-for-sale	42,910	50,210	48,221
Purchase of investment securities held-to-maturity	(10)	(2,123)	(71,110)
Maturity/call of investment securities held-to-maturity	8,874	13,552	7,913
Maturity of investment securities held-for-trading	—	736	390
Proceeds from sale of securities held-for-trading	—	1,802	—
Proceeds from sale of interest rate swap	—	—	608
(Increase) decrease in loans	4,778	(17,761)	(23,855)
Proceeds from sale of other real estate owned	3,208	1,187	128
Net cash disbursed in business combination	—	—	(646)
Proceeds from sale of property and equipment	—	—	1
Proceeds from sale of land	—	200	—
Purchase of property and equipment	(242)	(472)	(709)

Net cash provided (used) in investing activities	4,600	22,012	(97,102)

Cash flows from financing activities:
Increase in deposit accounts	5,710	25,589	17,823
Advances from the Federal Home Loan Bank	—	4,000	84,900
Repayment of advances from the Federal Home Loan Bank	(5,232)	(39,389)	(29,306)
Advances from the Federal Home Loan Bank fair value option	—	—	2,500
Increase (decrease) in securities sold under agreements to repurchase	(7,990)	(7,475)	4,817
Increase (decrease) in other borrowings	(44)	12	(38)
Proceeds from exercise of stock options	—	—	2
Proceeds from issuance of preferred stock	—	—	11,350
Dividend reinvestment plan	101	166	201
Purchase of common stock	—	—	(267)
Dividends paid: Common Stock	(522)	(777)	(1,026)
Preferred Stock	(664)	(567)	—

Net cash provided (used) from financing activities	(8,641)	(18,441)	90,956

Net increase (decrease) in cash and cash equivalents	5,617	8,477	(1,314)
Cash and cash equivalents at beginning of period	20,844	12,367	13,681

Cash and cash equivalents at end of period	$26,461	$20,844	$12,367

Supplemental disclosure:
Cash paid during the period for: Interest	$9,413	$14,205	$16,825
Taxes	$—	$350	$613
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$(588)	$1,090	$1,681
Transfer of loans to foreclosed property	$7,303	$3,635	$748
Transfer of HTM securities to AFS securities	$46,244	$—	$—

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand, due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell. Generally federal funds are sold for a one-day period and securities purchased under agreements to resell mature in less than 90 days.

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

Comprehensive Income

        The company reports comprehensive income in accordance with ASC 220, "Comprehensive Income." ASC 220 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the company's consolidated statements of changes in shareholders' equity and comprehensive income (loss).

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

Stock Based Compensation Cost

        The Company accounts for stock based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

        The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2010, 2009 or 2008.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted number of average shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and are computed using the treasury stock method.

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

Recently Issued Accounting Standards

        In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in the Fair Value footnote.

        In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments have no impact on the financial statements.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

        In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to "minority interest" and added references to "controlling" and "noncontrolling interests(s)". The updates were effective upon issuance but had no impact on the Company's financial statements.

        In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment is effective for the Company beginning January 1, 2011. Early adoption is not permitted.

        Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. The Company does not expect the amendment to have any impact on the financial statements.

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

Reclassifications

        Certain captions and amounts in the 2009 and 2008 consolidated financial statements were reclassified to conform to the 2010 presentation.

Note 3—THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENT

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

Note 3—THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENT (Continued)

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

        Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

        Investment Securities Available for Sale: Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued both by government sponsored enterprises and private label mortgage-backed securities. Generally these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset-backed securities that are less liquid or for which there is an inactive market.

        Investment Securities Held-to-Maturity: Investment securities that are held-to-maturity and considered other-than-temporarily- impaired are recorded at fair value in accordance with FASB ASC Topic on "Investments- Debt and Equity Securities" on a non recurring basis. If the Company does not expect to recover the entire amortized cost basis of the security, OTTI is considered to have occurred. See Note 5 for determining allocation between current earnings and comprehensive income. Measurement is based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 2 securities include private label mortgage-backed securities. Generally these fair values are priced from established pricing models.

        Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired measurement is based upon FASB ASC 310-10-35 "Loan Impairment." The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the Company records the fair value based upon a current appraisal the fair value

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENT (Continued)

measurement is considered when a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

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

        The following tables summarize quantitative disclosures about the fair value measurement for each category of assets and liabilities that are measured on a recurring basis carried at fair value as of December 31, 2010 and 2009.

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$13,738	$—	$13,738	$—
Mortgage backed securities	121,257	—	121,257	—
Small Business Administration securities	31,496	—	31,496	—
State and local government	19,055	—	18,430	625
Corporate and other securities	3,763	1,118	2,463	182

	189,309	1,118	187,384	807
Interest rate cap/floor	(778)	—	—	(778)

Total	$188,531	$1,118	$187,384	$29

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENT (Continued)

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$7,718	$—	$7,718	$—
Mortgage backed securities	94,124	—	94,124	—
Small Business Administration securities	9,408	—	9,408	—
State and local government	8,179	—	8,179	—
Corporate and other securities	12,407	1,215	5,412	5,780

	131,836	1,215	124,841	5,780
Interest rate cap/floor	(535)	—	—	(535)

Total	$131,301	$1,215	$124,841	$5,245

        During the fourth quarter of 2009 all of the advances carried at fair value were prepaid. During the fourth quarter of 2010 a State and local government bond with a fair value of $625 thousand was transferred from the held-to-maturity portfolio to the available-for-sale portfolio as a Level 3 investment.

        The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2010 and 2009 measured on a recurring basis:

	2010
(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Cap/Floor/Swap
Beginning Balance	$0	$5,780	$(535)
Total gains or losses (realized/unrealized)
Included in earnings	—	(2,782)	(581)
Included in other comprehensive income	—	1,384	—
Purchases, issuances, and settlements	(44)	(4,200)	338
Transfers in and/or out of Level 3	669	—	—

Ending Balance	$625	$182	$(778)

	2009
(Dollars in thousands)	Available for Sale securities	Interest rate Cap/Floor	Federal Home Loan Bank Advances
Beginning balance	$7,213	$(725)	$(2,582)
Total gains or losses (realized/unrealized)
Included in earnings	(620)	7	18
Purchases, issuances, and settlements	—	183	2,564
Transfers	(813)	—	—

Ending Balance	$5,780	$(535)	$—

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENT (Continued)

        The following tables reflect the changes in fair values for the year ended December 31, 2010, 2009 and 2008 and where these changes are included in the income statement.

	2010	2009	2008
(Dollars in thousands)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)
Trading securities	$—	$33	$17
Interest rate cap/floor/swap	(581)	7	(560)
Federal Home Loan Bank Advance	—	18	(80)

Total	$(581)	$58	$(623)

        The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2010 and December 31, 2009 that are measured on a non-recurring basis.

(Dollars in thousands) Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$96	$—	$96	$—
Real estate:
Mortgage-residential	1,527	—	1,527	—
Mortgage-commercial	7,914	—	7,914	—
Consumer:
Home equity	38	—	38	—
Other	12	—	12	—

Total impaired	9,587	—	9,587	—

Other real estate owned:		—		—
Construction	2,331	—	2,331	—
Mortgage-residential	3,306	—	3,306	—
Mortgage-commercial	1,267	—	1,267	—

Total other real estate owned	6,904	—	6,904	—

Total	$16,491	$—	$16,491	$—

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—THE FAIR VALUE OPTION AND FAIR VALUE MEASUREMENT (Continued)

(Dollars in thousands) Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,687	$—	$5,687	$—
Held-to-maturity securities (OTTI)	2,277	—	2,277	—
Other real estate owned	3,167	—	3,167	—

Total	$11,131	$—	$11,131	$—

        The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate amount of impaired loans was $9.6 million and $5.7 million for the years ended December 31, 2010 and 2009, respectively.

        Goodwill and other intangible assets are measured on a non-recurring basis at least annually. The valuation is performed at September 30 of each year. Market capitalization and acquisition multiples have significantly declined since 2004 and 2006, which are the dates of the acquisition of Dutchfork Bankshares and DeKalb Bancshares, respectively. The multiples and the resulting valuations declined dramatically throughout 2008 and 2009 as a result of the current economic downturn. The test at September 30, 2009 reflected goodwill impairment. As a result, the company recognized an impairment charge in the amount of $27.8 million in the third quarter of 2009. The impairment charge resulted in all of the goodwill intangible being written off as of September 30, 2009.

Note 4—BUSINESS COMBINATIONS

        On September 15, 2008, the company completed the acquisition of two financial planning and investment advisory firms. These firms had combined assets under management of approximately $40 million at the time of acquisition. This new division of the bank, First Community Financial Consultants, combines the investment services unit already in place at First Community with the added capabilities of holistic financial planning and investment advisory services. In addition, over time we believe the business will provide a consistent non-interest income revenue stream. The total purchase price for the two companies was approximately $601.0 thousand in cash and 16,250 shares of common stock valued at $195.0 thousand. The common stock issued in connection with the acquisition is restricted and vested at the end of two years. The purchase price of these two acquisitions is deemed not to be material to the company's balance sheet. The Company determined that the acquired companies were not material to the combined company under SEC guidelines. Based on their immateriality, this division is not considered a segment.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities are summarized below:

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	OTTI Recognized In AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
State and local government	$2,711	$—	$94	$—	$2,805
Mortgage-backed securities	53,333	1,676	389	5,816	46,230
Other	60	—	—	3	57

	$56,104	$1,676	$483	$5,819	$49,092

        In the fourth quarter of 2010 the Company reclassified all investments in the held-to-maturity portfolio to the available-for-sale portfolio.

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Government sponsored enterprises	$13,793	$44	$99	$13,738
Mortgage-backed securities	124,113	1,558	4,414	121,257
Small Business Administration pools	31,451	135	90	31,496
State and local government	19,128	217	290	19,055
Corporate and other securities	4,311	244	792	3,763

	$192,796	$2,198	$5,685	$189,309

December 31, 2009:
Government sponsored enterprises	7,682	50	14	7,718
Mortgage-backed securities	93,131	2,096	1,103	94,124
Small Business Administration pools	9,354	74	20	9,408
State and local government	8,106	123	50	8,179
Corporate and other securities	14,495	361	2,449	12,407

	$132,768	$2,704	$3,636	$131,836

        At December 31 2010, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.6 million, mutual funds at $883.1 thousand and Federal Home Loan Mortgage Corporation preferred stock of $234.6 thousand. At December 31 2009, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $6.3 million, CDOs of $4.9 million, mutual funds at $865.0 thousand and Federal Home Loan Mortgage Corporation preferred stock of $348.1 thousand.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

        Other Investments, at cost include Federal Home Loan Bank and Federal Reserve Bank Stock in the amount of $5.2 million and $1.7 million at December 31, 2010 and $5.8 million and $2.1 million at December 31, 2009, respectively.

        During the second quarter of 2008, the bank recognized an unrealized mark-to-market loss on holdings in Federal Home Loan Mortgage Corporation (Freddie Mac) preferred securities in the amount of $6.2 million as an OTTI based on the significant decline in the market value of the security caused by potential deterioration of Freddie Mac's financial condition, and the then current lack of clarity about the impact of an announced Treasury plan (which was approved by the House and Senate and signed into law by the President). That plan provided support for Freddie Mac as well as other GSEs. On September 7, 2008, the Secretary of the Treasury announced a decision to place Freddie Mac into conservatorship and as part of that decision the dividend payments on existing preferred shares were terminated for an unspecified period of time. As a result of that decision an additional $8.1 million OTTI charge in the third quarter of 2008 was recorded to write off substantially all of the remaining investment in this Freddie Mac security. The preferred stock issue was purchased in 2003 and acquired by First Community Corporation in the 2004 merger with Dutchfork Bankshares. The security with a current cost basis of $2.6 thousand is included in the available-for-sale securities portfolio at December 31, 2010.

        For the year ended December 31, 2010, proceeds from the sale of securities available-for-sale amounted to $85.5 million. Gross realized gains amounted to $2.5 million and gross realized losses amounted to $1.7 million. For the year ended December 31, 2009, proceeds from the sale of securities available-for-sale and held for trading amounted to $35.2 million and $1.8 million, respectively. Gross realized gains amounted to $1.5 million and there were no gross realized losses in 2009. For the year ended December 31, 2008, proceeds from the sales of securities available-for-sale amounted to $7.8 million. Gross realized gains amounted to $1.3 thousand and gross realized losses amounted to $29.9 thousand in 2008. The tax provision (benefit) applicable to the net realized gain (loss) was approximately $256.0 thousand, $390.0 thousand, and $(8.4) thousand for 2010, 2009 and 2008, respectively.

        The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. During the fourth quarter of 2010 all investments classified as held-to-maturity were transferred to the available-for-sale portfolio.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$25,116	$23,302
Due after one year through five years	83,439	81,892
Due after five years through ten years	68,204	65,945
Due after ten years	16,037	18,170

	$192,796	$189,309

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

        Securities with an amortized cost of $47.0 million and fair value of $47.5 million at December 31, 2010, were pledged to secure FHLB Advances, public deposits, demand notes due the Treasury and securities sold under agreements to repurchase.

        The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2010 and 2009.

	Less than 12 months		12 months or more		Total
December 31, 2010 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$5,652	$99	$—	$—	$5,652	$99
Government Sponsored Enterprise mortgage-backed securities	32,416	402	780	1	33,196	403
Small Business Administration pools	5,355	90	—	—	5,355	90
Non-agency mortgage-backed securities	1,081	29	36,065	3,982	37,146	4,011
Corporate bonds and other	59	1	1,585	791	1,644	792
State and local government	8,909	290	—	—	8,909	290

Total	$53,472	$911	$38,430	$4,774	$91,902	$5,685

	Less than 12 months		12 months or more		Total
December 31, 2009 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$1,486	$14	$—	$—	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	16,577	142	—	—	16,577	142
Small Business Administration pools	3,430	20	—	—	3,430	20
Non-agency mortgage-backed securities	472	130	7,880	831	8,352	961
Corporate bonds and other	2,033	247	8,191	2,202	10,224	2,449
State and local government	3,626	50	—	—	3,626	50

	27,624	603	16,071	3,033	43,695	3,636

Held-to-maturity securities:
Non-agency mortgage-backed securities	5,135	1,364	35,882	6,128	41,017	7,492
Other	57	3	—	—	57	3

	5,192	1,367	35,882	6,128	41,074	7,495

Total	$32,816	$1,970	$51,953	$9,161	$84,769	$11,131

        Government Sponsored Enterprise, Mortgage Backed Securities:    Throughout 2008 and continuing through 2010, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

market. At December 31, 2010, the Company owns MBSs including CMOs with an amortized cost of $72.7 million and approximate fair value of $72.8 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2010 and 2009 all of the MBSs issued by GSEs are classified as "Available for Sale." Unrealized losses on certain of these investments are not considered to be "other than temporary," and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the Company does not intend to sell these securities and it is more likely than not the company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2010.

        Non-agency Mortgage Backed Securities:    The Company also holds PLMBSs including CMOs at December 31, 2010 with an amortized cost of $51.4 million and approximate fair value of $48.5 million. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008, 2009 and 2010. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

        For the year ended December 31, 2010 we recognized impairment charges on nine PLMBS investments whereby the credit component was $477 thousand recognized through earnings and the amount recognized through other comprehensive income amounted to $2.9 million for the year ended December 31, 2010. For the year ended December 31, 2009 we recognized the credit impairment charges of $491 thousand as the credit component on five PLMBS securities through earnings and $1.7 million through other comprehensive income. The PLMBS's continue to experience high levels of delinquencies in the underlying loans that make up the PLMBSs, and as a result we could experience additional OTTI in the future.

        During the second and third quarter of 2010, we reclassified five private label mortgage-backed securities with a carrying value of $5.7 million, previously categorized in the held-to-maturity portfolio to the available-for-sale category. This transfer was made as a result of changes in circumstances that meet the accounting guidance in accordance with ASC 320-10-25-6. This transfer meets the guidance as

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

outlined in section (a) as a result of a "significant deterioration in the issuer's creditworthiness". During the fourth quarter of 2010 the company reclassified all of the remaining investment securities in the held-to-maturity portfolio to the available-for-sale portfolio. The majority of the investments in the held-to-maturity portfolio were non-agency mortgage backed securities. As a result of this transfer, the difference in the carrying value and fair value was recorded as an unrealized loss of approximately $1.6 million (net of tax) in other comprehensive income (loss). The ratings agencies approach to downgrading these mortgage-backed securities has varied significantly over the past two years and as a result is not the only factor to be considered to meet criteria (a) of the guidance. A significant deterioration is further determined by whether or not OTTI was recorded on the security. These securities transferred in the second and third quarter of 2010 had incurred OTTI and in accordance with ASC 320-10-35, at the time of the OTTI, an unrealized loss was recorded in accumulated other comprehensive income/(loss). The unrealized loss on held-to-maturity securities is treated differently than unrealized losses on our available-for-sale securities for regulatory capital purposes, specifically in the way it treats the deferred tax asset on the unrealized loss. Based on the deterioration in credit quality, (as defined above), we believe we have met the requirements in section (a) described above and did not taint the remaining held-to-maturity portfolio at the time of these transfers. The decision to reclassify the remaining held-to-maturity securities to the available-for sale portfolio as a result of differences in regulatory capital treatment of deferred tax assets related to unrealized losses on available-for-sale securities versus those in the held-to-maturity portfolio and the potential that some of these would be transferred when or if they incurred OTTI. At December 31, 2010, there are no securities classified as held-to-maturity.

        As prescribed by FASB ASC 320-10-35 for the year ended December 31, 2010 and 2009, the Company recognized the credit component of OTTI on debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

        Corporate Bonds:    The Company's unrealized loss on investments in corporate bonds relates to bonds with three different issuers. The economic conditions throughout 2009 and 2010 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. One of these bonds is rated Aa2 by Moody (investment grade) and the other two bonds have been downgraded below investment grade. One downgraded investment is rated C by Fitch and Ca by Moody and is a preferred term security with a book value of $879 thousand and fair value of $182 thousand. During 2010, the company recorded a $1.1 million in other-than-temporary-impairment charge on this preferred term security. The second bond is rated Ba1 by Moody and BBB- by Fitch with a carrying value of $998 thousand and a fair value of $928 thousand and matures in July 2014. All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer's ability to service the debt obligation. Other than the preferred term security, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

        State and Local Governments and Other:    The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

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

        During the years ended December 31, 2010 and December 31, 2009, the Company recorded OTTI losses on held-to-maturity and available-for-sale securities as follows:

	Year ended December 31, 2010
(Dollars in thousands)	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$108	$4,310	4,418
OTTI recognized in other comprehensive income (non-credit component)	—	2,858	2,858

Net impairment losses recognized in earnings (credit component)	$108	$1,452	$1,560

	Year ended December 31, 2009
(Dollars in thousands)	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$2,002	$892	$2,894
OTTI recognized in other comprehensive income (non-credit component)	1,676	217	1,893

Net impairment losses recognized in earnings (credit component)	$326	$675	$1,001

        During 2010, 2009 and 2008, OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings. The remainder was reported in other comprehensive income. The following

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

is a roll forward analysis of amounts relating to credit losses on debt securities recognized in earnings during the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008.

	2010		2009		2008
(Dollars in thousands)	Available for Sale	Held to maturity	Available for Sale	Held to maturity	Available for Sale
Balance at beginning of period	$545	$132	$229	$—	$—
Other-than-temporary-impairment not previously recognized	291	98	73	127	229
Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	1,161	10	286	5	—
Realized losses during the period	(94)	—	(43)	—	—
Transfer to available-for-sale	240	(240)	—	—	—

Balance related to credit losses on debt securities at end of period	$2,143	$—	$545	$132	$229

        As of December 31, 2010, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings included ten non-agency mortgage-backed securities and one trust preferred security. The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security.

        In evaluating the non-agency mortgage backed securities relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two year period at loss severities based on location and category. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 6.3%, 3.6%, and 55.2%, respectively. The underlying collateral on substantially all of these securities are fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 2-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized. The one trust preferred security cash flows are evaluated assuming no prepayments with continued defaults of 150 basis-points annually and no subsequent recoveries of previous or ongoing defaults.

        An equity security representing an investment in Silverton Bank, NA, Atlanta, Georgia, a correspondent bank, that was closed by the OCC in the amount of $510 thousand was written off during the first quarter of 2009 and is included in the credit losses of available-for-sale securities disclosed above.

        The following table summarizes as of December 31, 2010 the number of CUSIPs, carrying value and fair value of the non-agency mortgage-backed securities/CMOs by credit rating. The credit rating

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

reflects the lowest credit rating by any major rating agency. All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	14	$6,881	$6,267	$6,613
AA-	1	4,086	3,916	4,237
A1	1	3,511	3,239	3,506
A	1	435	435	434
Baa1	1	524	357	435
Baa2	1	102	102	102
Below Investment Grade	20	41,513	37,091	33,202

Total	39	$57,052	$51,407	$48,529

Note 6—LOANS

        Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Commercial, financial and agricultural	$20,555	$22,758
Real estate:
Construction	10,540	19,972
Mortgage-residential	46,684	50,985
Mortgage-commercial	218,298	214,178
Consumer:
Home equity	27,747	28,824
Other	6,130	7,470

Total	$329,954	$344,187

        Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Balance at the beginning of year	$4,854	$4,581	$3,530
Provision for loan losses	1,878	3,103	2,129
Charged off loans	(1,948)	(2,984)	(1,250)
Recoveries	127	154	172

Balance at end of year	$4,911	$4,854	$4,581

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the year ending December 31, 2010 follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2010
Allowance for loan losses:
Beginning balance	$634	$1331	$138	$1,522	$105	$127	$997	$4,854
Charge-offs	125	—	512	984	186	141	—	1,948
Recoveries	31	—	7	38	9	42	—	127
Provisions	141	(426)	832	828	397	60	46	1,878

Ending balance	$681	$905	$465	$1,404	$325	$88	$1043	$4,911

Ending balances:
Individually evaluated for impairment	$0	$0	$0	$96	$0	$0	$0	$96
Collectively evaluated for impairment	681	905	465	1,308	325	88	1,043	4,815
Loans receivable:
Ending balance-total	$20,555	$10,540	$46,684	$218,298	$27,747	$6,130		$329,954
Ending balances:
Individually evaluated for impairment	96	0	1,527	7,914	38	12	0	9,587
Collectively evaluated for impairment	$20,459	$10,540	$45,157	$210,384	$27,709	$6,118	0	$320,367

        Loans outstanding to bank directors, executive officers and their related business interests amounted to $5.7 million and $5.6 million at December 31, 2010 and 2009, respectively. Repayments on these loans during the year ended December 31, 2010 were $3.7 million and loans made amounted to $3.8 million. Repayments on these loans during the year ended December 31, 2009 were $1.4 thousand and loans made amounted to $865 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        The following table presents at December 31, 2010, 2009 and 2008, loans individually evaluated and considered impaired under FAS ASC 310 "Accounting by Creditors for Impairment of a Loan." Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2010	2009	2008
Total loans considered impaired at year end	$9,587	$5,687	$13,770
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$378	$1,551	$4,550
Related allowance	$96	$39	$784
Loans considered impaired and previously written down to fair value	$9,209	$4,136	$9,220
Average impaired loans	$10,576	$6,904	$7,727
Amount of interest earned during period of impairment	$323	$108	$73

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        The following table is by loan category and presents at December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 "Accounting by Creditors for Impairment of a Loan." Impairment includes performing troubled debt restructurings.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$96	$96	$0	$108	$4
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,527	1,835	0	1,853	20
Mortgage-commercial	7,536	8,077	—	8,180	272
Consumer:
Home Equity	38	38	0	40	0
Other	12	12	0	14	0
With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	378	378	96	381	27
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	96	96	—	108	4
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,527	1,835	—	1,853	20
Mortgage-commercial	7,914	8,455	96	8,561	299
Consumer:
Home Equity	38	38	—	40	0
Other	12	12	—	14	0

	$9,587	$10,436	$96	$10,576	$323

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

  Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

  future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

  Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility tha the institution will sustain some loss if the deficiencies are not corrected.

  Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial, financial & agricultural	$19,722	$232	$602	$—
Real estate:
Construction	5,111	—	5,429	—
Mortgage—residential	44,815	—	1,869	—
Mortgage—commercial	196,153	8,270	13,874	—
Consumer:
Home Equity	27,501	100	146	—
Other	6,124	6	—	—

Total	$299,426	$8,608	$21,920	$—

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2010, no loans were classified as doubtful.

At December 31, 2010 and 2009, non-accrual loans totaled $5.9 million and $4.1 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $573 thousand and $284 thousand in 2010 and 2009, respectively. Interest recorded on non-accrual loans in 2010 and 2009 amounted to $99 thousand and $45 thousand, respectively.

        Troubled debt restructurings included in impaired loans at December 31, 2010 and 2009 amounted to $3.7 million and $1.6 million, respectively. Interest earned during 2010 and 2009 on these loans amounted to $224 thousand and $63 thousand, respectively.

        Loans greater than ninety days delinquent and still accruing interest at December 31, 2010 and 2009 amounted to $373 thousand and $1.0 million, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        The following table is by loan category and presents loans past due and on non-accrual status as of December 31, 2010:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current
Commercial	$201	$10	$—	$55	$266	$20,288
Real estate:
Construction	—	—	—	—	—	10,540
Mortgage-residential	264	17	—	1,527	1,808	44,877
Mortgage-commercial	351	1,168	373	4,258	6,150	212,147
Consumer:
Home equity	252	106	—	38	396	27,352
Other	24	15	—	12	51	6,079

Total	$1,092	$1,316	$373	$5,890	$8,671	$321,283

Note 7—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2010	2009
Land	$5,475	$5,475
Premises	13,990	13,971
Equipment	6,074	7,166

	25,539	26,612
Accumulated depreciation	7,513	7,946

	$18,026	$18,666

        Provision for depreciation included in operating expenses for the years ended December 31, 2010, 2009 and 2008 amounted to $882 thousand, $985 thousand, and $1.0 million, respectively.

        Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2010	2009
Core deposit premiums, gross carrying amount	$3,438	$3,438
Other intangibles	646	646

	4,084	4,084
Accumulated amortization	(3,203)	(2,582)

Net	$881	$1,502

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

        Amortization of the intangibles amounted to $621 thousand, $621 thousand and $507 thousand the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of the intangibles is scheduled to be as follows:

(Dollars in thousands)
2011	517
2012	204
2013	160

$881

        The acquisition of two financial advisory firms in 2008 resulted in recognition of $646 thousand in an intangible asset related to the customer list. The intangible asset is being amortized on a straight line basis over five years.

        Goodwill at December 31, 2008 amounted to $27.8 million. This represented $4.9 million acquired in the DeKalb acquisition in 2006, $22.8 million acquired in the DutchFork acquisition in 2004 and $36 thousand resulting from a branch acquisition in 2003. The goodwill from each of these acquisitions is tested for impairment annually, as of September 30th in accordance with FASB ASC Topic 350-10-35. The fair value is estimated using a cash flow approach based upon the present value of the expected cash flows based on the bank as one operating unit. These valuations indicated that no impairment charge was required during the year ended December 31, 2008.

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

        In 2006, the bank acquired $3.5 million in bank-owned life insurance that provides benefits to various existing officers. The carrying value of all existing policies at December 31, 2010 and 2009 was $10.8 million and $10.6 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

        The following summarizes the activity in the other real estate owned for the years ended December 31, 2010 and 2009.

	December 31,
(In thousands)	2010	2009
Balance—beginning of year	$3,167	$747
Additions—foreclosures	7,278	3,635
Writedowns	333	—
Sales	3,208	1,215

Balance, end of year	$6,904	$3,167

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—DEPOSITS

        At December 31, 2010, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2011	$137,119
2012	57,746
2013	20,781
2014	12,518
2015	1,002
Thereafter	63

$229,229

        Interest paid on certificates of deposits of $100 thousand or more totaled $2.1 million, $2.9 million, and $4.6 million in 2010, 2009, and 2008, respectively.

        Included in time deposits at December 31, 2009 were brokered deposits of $14.9 million. The bank held no brokered deposits at December 31, 2010.

        Deposits from directors and executive officers and their related interests at December 31, 2010 and 2009 amounted to approximately $7.0 and $8.2 million, respectively.

        The amount of overdrafts classified as loans at December 31, 2010 and 2009 were $179 thousand and $128 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2010 and 2009 was .28% and 0.40%, respectively. The maximum month-end balance during 2010 and 2009 was $21.8 million and $28.9 million respectively. The average outstanding balance during the years ended December 31, 2010 and 2009 amounted to $17.4 million and $24.6 million, respectively, with an average rate paid of 0.35% and 0.40%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

        Other borrowed money at December 31, 2010 and 2009 consisted of $120 and $164 thousand, respectively, which was due under the treasury tax and loan note program.

        At December 31, 2010 and 2009, the company had unused short-term lines of credit totaling $20.0 million.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances from the FHLB Atlanta at December 31, 2010 and 2009, consisted of the following:

	2010		2009
(Dollars in thousands) Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2010	—	$—	2.94%	$3,000
2011	3.06%	18,000	2.99%	18,500
2013	3.39%	10,500	3.41%	11,500
More than five Years	4.11%	39,594	4.11%	40,326

	3.72%	$68,094	3.67%	$73,326

        As collateral for its advances, the company has pledged in the form of blanket liens, eligible loans, in the amount of $70.3 million at December 31, 2010. In addition, securities with a fair value of approximately $28.6 million have been pledged as collateral for advances as of December 31, 2010. At December 31, 2009 loans in the amount of $85.3 million and securities with a fair value of $32.4 million were pledged as collateral for advances. In addition, the company's investment in Federal Home Loan Bank stock is pledged for advances. Advances are subject to prepayment penalties. The average advances during 2010 and 2009 were $69.3 million and $100.9 million, respectively. The average interest rate for 2010 and 2009 was 3.74% and 3.70%, respectively. The maximum outstanding amount at any month end was $70.0 million and $103.2 million for 2010 and 2009.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	Year ended December 31
(Dollars in thousands)	2010	2009	2008
Current
Federal	$136	$(498)	$1,143
State	102	—	—

	238	(498)	1,143

Deferred
Federal	327	1,194	(4,904)
State	—	—	—

	327	1,194	(4,904)

Income tax expense (benefit)	$565	$696	$(3,761)

        Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2010	2009	2008
Expected federal income tax expense	$822	$(8,341)	$(3,588)
Goodwill impairment acquired in non-taxable acquisitions	—	9,439	—
State income tax net of federal benefit	67	—	—
Tax exempt interest	(52)	(111)	(118)
Nontaxable dividends	—	—	(69)
Increase in cash surrender value life insurance	(131)	(140)	(141)
Valuation allowance for capital loss carryforward	97	—	—
Other	(238)	(151)	155

	$565	$696	$(3,761)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

        The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2010	2009
Assets:
Allowance for loan losses	$1,670	$1,650
Excess tax basis of deductible intangible assets	209	179
Net operating loss carry forward	551	1,962
Unrealized loss on available-for-sale and held-to-maturity securities	1,259	950
Compensation expense deferred for tax purposes	636	500
Fair value adjustment on interest rate swap agreement	264	182
Deferred loss on other-than-temporary-impairment charges	4,593	4,345
Tax credit carry-forwards	270	322
Excess discount accretion on securities for tax purposes	585	267
Other	196	423

Total deferred tax asset	10,233	10,780
Valuation reserve	97	425

Total deferred tax asset net of valuation reserve	10,136	10,355

Liabilities:
Tax depreciation in excess of book depreciation	181	230
Excess tax basis of non-deductible intangible assets	168	335
Excess financial reporting basis of assets acquired	1,014	1,014
Other	16	1

Total deferred tax liabilities	1,379	1,580

Net deferred tax asset recognized	$8,757	$8,775

        A $350 thousand and $75 thousand valuation allowance were established in 2008 and 2009, respectively. The allowance primarily relates to deferred tax benefits for contribution carry forwards that expired in 2010 and capital loss carryforwards. The valuation allowance decreased by $328 thousand in 2010 as a result of expiring contribution carryforwards. At December 31, 2010, the company has net operating loss carry forwards acquired in the acquisitions of DutchFork and DeKalb for federal income tax purposes of approximately $1.6 million available to offset future taxable income through 2025. A valuation allowance is established when management believes that the related deferred tax asset is more likely than not going to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. During 2009 and 2010, the company recognized OTTI charges on certain investment securities in the amount of $13.5 million which resulted in recognition of a $4.6 million deferred tax asset at December 31,

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

2010. These losses are not deductible until the securities are sold or are deemed worthless. The net deferred asset is included in other assets on the consolidated balance sheets.

        A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $309 thousand has been recorded directly to shareholders' equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $327 thousand.

Note 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

        FASB ASC 825-10-50 "Disclosure about Fair Value of Financial Instruments", requires the company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

        Cash and short term investments—The carrying amount of these financial instruments (cash and due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell) approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amount and estimated fair value of the company's financial instruments are as follows:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$26,461	$26,461	$20,844	$20,844
Held-to-maturity securities	—	—	56,104	49,092
Available-for-sale securities	189,309	189,309	131,836	131,836
Other investments, at cost	6,841	6,841	7,904	7,904
Loans receivable	329,954	326,805	344,187	340,505
Allowance for loan losses	4,911	—	4,854	—
Net loans	325,043	326,805	339,333	340,505
Accrued interest	2,113	2,113	2,200	2,200
Interest rate cap/floor/swap	(778)	(778)	(535)	(535)
Financial liabilities:
Non-interest bearing demand	$72,625	$72,625	$72,656	$72,656
NOW and money market accounts	123,604	123,604	104,659	104,659
Savings	29,886	29,886	25,757	25,757
Time deposits	229,229	232,444	246,504	248,473

Total deposits	455,344	458,559	449,576	451,545
Federal Home Loan Bank Advances	68,094	73,619	73,326	77,738
Short term borrowings	12,806	12,806	20,840	20,840
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	2,121	2,121	2,219	2,219

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

        The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2010 and 2009, the bank had commitments to extend credit including lines of credit of $43.7 million and $45.0 million respectively.

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

        The primary market area served by the bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the bank's risk based capital, or approximately $14.0 million. Based on this criteria, the bank had five such concentrations at December 31, 2010, including $81.7 million (24.8% of total loans) to private households, $47.1 million (15.7% of total loans) to lessors of residential properties, $55.2 million (16.7% of total loans) to lessors of non-residential properties, $19.8 million (6.0% of total loans) to religious organizations and $13.1 million (4.0% of total loans) to land subdivision and development. As reflected above, private households make up 24.8% of total loans and equate to approximately 145.6% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 1,991). Commercial real estate loans represent $225.7 million or 68.4% of the portfolio. Approximately $63.7 million or 28.2% of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the bank's loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic stability of the area.

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

        At December 31, 2010, the bank has entered into the following interest rate swap agreement:

(Dollars in thousands) Notional Amount	Description	Cap/Swap Rate	Contract Date	Expiration Date	Fair Value 12/31/2010
$10,000	Interest Rate Swap	3.66% fixed	10/8/2008	10/8/2013	(778)

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

Note 17—OTHER EXPENSES

        A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Data processing	$414	$360	$342
Supplies	150	221	188
Telephone	302	300	331
Courier	63	79	98
Correspondent services	97	34	102
Insurance	220	194	188
Postage	181	192	191
Loss on limited partnership interest	119	119	382
Director fees	264	232	225
Professional fees	1,068	1,132	977
Other	624	738	692

	$3,502	$3,601	$3,716

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 18—STOCK OPTIONS

        The company has adopted a Stock Option Plan whereby shares have been reserved for issuance by the company upon the grant of stock options or restricted stock awards. At December 31, 2010 and 2009 the company had 350,000 and 356,051 shares reserved for future grants, respectively. The 350,000 shares reserved are subject to the approval by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and Directors as determined by a Stock Option Committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

        Stock option transactions for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2008	225,513	13.43	3.18	$—

Forfeited	(34,453)	14.00
Outstanding December 31, 2009	191,060	13.33	2.73	$—

Forfeited	(2,619)	17.81
Outstanding, December 31, 2010	188,441	13.28	1.70	$—

        Stock options outstanding and exercisable as of December 31, 2010, are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 9.23 / $12.35	115,038.19		$9.34
$14.21 / $16.70	9,903	4.23	14.46
$19.00 / $22.50	63,500	4.02	20.22

	188,441	1.70	$13.27

        There were no options exercised or granted in 2009 and 2010.

        During 2008, the Company issued 16,250 shares of restricted stock in connection with the acquisition of two investment advisory firms. The shares cliff vested in two years and were fully vested on September 15, 2010. The weighted average fair value of the shares issued was $12.00. Total cost associated with the shares issued amounted to $195 thousand and is included in salaries and benefit expense during the vesting period.

Note 19—EMPLOYEE BENEFIT PLAN

        The company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2010, 2009 and 2008 the plan expense amounted to $233 thousand, $219 thousand and $181 thousand, respectively. Prior to July 1, 2007, the company matched 50% of an employee's contribution up to a 6.00% participant contribution. Beginning July 1, 2007 the company matches 100% of the employee's

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 19—EMPLOYEE BENEFIT PLAN (Continued)

contribution up to 3% and 50% of the employees contribution on the next 2% of the employees contribution.

        The company acquired various single premium life insurance policies from DutchFork that are funding fringe benefits to certain employees and officers. A Salary Continuation Plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the company receiving the remainder, thereby recovering its investment in the policies. In 2006, the company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3.5 million designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2010 and 2009 of all bank owned life insurance was $10.8 million and $10.6 million, respectively. Expenses accrued for the anticipated benefits under the Salary Continuation Plans for the year ended December 31, 2010, 2009 and 2008 amounted to $275 thousand, $276 thousand, and $301 thousand, respectively.

Note 20—EARNINGS PER SHARE

        The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2010	2009	2008
Numerator (Included in basic and diluted earnings per share)	$1,190	$(25,887)	$(6,864)

Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	3,262	3,257	3,203
Dilutive securities:
Stock options—Treasury stock method	—	—	—

Diluted common share outstanding	3,262	3,257	3,203

        For the years ended December 31, 2010, 2009 and 2008 options are not dilutive in calculating diluted earnings per share. There was no dilution in 2008 and 2009 as a result of the net losses incurred during those periods. In 2010 the exercise price on all outstanding options exceeded the average market price for the year.

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

        On April 6, 2010, the bank entered into a formal written agreement (the "Formal Agreement") with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank. As reflected in the Formal Agreement, the OCC's primary concern with the bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector. These ratings do not reflect the discounted purchase price paid by the bank. They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the bank. The Formal Agreement did not require any adjustment to the bank's balance sheet or income statement; nor did it change the Bank's "well capitalized" status. The OCC has, however, separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2010, the bank exceeds each of these ratios and remains "well capitalized."

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

        The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the bank and the company are as follows:

			Required to be Categorized Adequately Capitalized
	Actual				Required to be Categorized Well Capitalized
	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
December 31, 2010
First Community Corporation
Tier 1 Capital	$53,252	13.73%	$15,510	4.00%	N/A	N/A
Total Risked Based Capital	58,105	14.99%	31,019	8.00%	N/A	N/A
Tier 1 Leverage	53,252	8.79%	24,227	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$51,225	14.49%	$15,480	4.00%	$23,221	6.00%
Total Risked Based Capital	56,078	13.24%	30,961	8.00%	38,701	10.00%
Tier 1 Leverage	51,225	8.48%	24,172	4.00%	30,214	5.00%
December 31, 2009
First Community Corporation
Tier 1 Capital	$52,491	12.41%	$16,916	4.00%	N/A	N/A
Total Risked Based Capital	57,345	13.56%	33,833	8.00%	N/A	N/A
Tier 1 Leverage	52,491	8.41%	24,977	4.00%	N/A	N/A
First Community Bank, NA
Tier 1 Capital	$48,725	11.47%	$16,995	4.00%	$25,492	6.00%
Total Risked Based Capital	53,579	12.61%	33,989	8.00%	42,487	10.00%
Tier 1 Leverage	48,725	7.83%	24,895	4.00%	31,196	5.00%

        Under applicable federal law, the OCC restricts a national bank's total dividend payments in any calendar year to net profits of that year combined with retained net profits for the two preceding years. At December 31, 2010, as result of the net losses in 2008 and 2009 there were no retained net profits free of such restriction. Until the Bank recognizes accumulated earnings exceeding the current retained net deficit, dividends from the bank to the holding company are restricted without prior approval of the Office of the Comptroller of the Currency.

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

Note 22—PARENT COMPANY FINANCIAL INFORMATION

        The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2010	2009
Assets:
Cash on deposit	$1,112	$2,593
Securities purchased under agreement to resell	52	—
Investment securities available-for-sale	1,273	1,291
Investment in bank subsidiary	54,353	52,661
Other	645	543

Total assets	$57,435	$57,088

Liabilities:
Junior subordinated debentures	$15,464	$15,464
Other	174	184

Total liabilities	15,638	15,648

Shareholders' equity	41,797	41,440

Total liabilities and shareholders' equity	$57,435	$57,088

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Income:
Interest income	$52	$69	$137
Dividend income from bank subsidiary	—	—	1,785
Equity in undistributed earnings (loss) of subsidiary	2,270	(24,726)	(7,875)

Total income	2,322	(24,657)	(5,953)

Expenses:
Interest expense	443	537	927
Other	177	206	166

Total expense	620	743	1,093

Income (loss) before taxes	1,702	(25,400)	(7,046)
Income taxes (benefit)	(152)	(169)	(253)

Net Income (loss)	$1,854	$(25,231)	$(6,793)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net Income (loss)	$1,854	$(25,231)	$(6,793)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Equity in undistributed (earnings) losses of subsidiary	(2,270)	24,726	7,875
Other-net	72	11	418

Net cash provided (used) by operating activities	(344)	(494)	1,500

Cash flows from investing activities:
Purchase of available-for sale-securities	—	(12)	(3,250)
Maturity of available-for-sale securities	—	2,000	1,250
Investment in bank subsidiary	—	—	(9,195)
Other-net	(52)	—	—

Net cash provided (used) by investing activities	(52)	1,988	(11,195)

Cash flows from financing activities:
Dividends paid: Common stock	(522)	(777)	(1,097)
Preferred stock	(664)	(567)	—
Purchase of common stock	—	—	(267)
Proceeds from issuance of common stock	101	166	398
Proceeds from issuance of preferred stock	—	—	11,350

Net cash provided (used) in financing activities	(1,085)	(1,178)	10,384

Increase (decrease) in cash and cash equivalents	(1,481)	316	689
Cash and cash equivalents, beginning of period	2,593	2,277	1,588

Cash and cash equivalents, end of period	$1,112	$2,593	$2,277

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 24—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2010 and 2009 (Dollars in thousands, except per share amounts).

2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$6,669	$6,818	$6,869	$7,155
Net interest income	4,482	4,483	4,465	4,707
Provision for loan losses	513	235	580	550
Gain on sale of securities	503	218	104	2
Other-than-temporary-impairment	(761)	(440)	(216)	(143)
Income before income taxes	491	526	609	793
Net income	396	394	475	589
Preferred stock dividends	166	166	166	166
Net income available to common shareholders	$230	$228	$309	$423
Net income per share, basic	$0.06	$0.07	$0.10	$0.13
Net income per share, diluted	$0.06	$0.07	$0.10	$0.13

2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$7,686	$7,714	$7,662	$7,919
Net interest income	4,764	4,481	4,322	4,310
Provision for loan losses	1,046	665	941	451
Gain (loss) on sale of securities	835	291	9	354
Other-than-temporary-impairment	(80)	(179)	(85)	(657)
Impairment of goodwill	—	(27,761)	—	—
Income (loss) before income taxes	1,072	(26,944)	454	883
Net income (loss)	868	(27,085)	414	572
Preferred stock dividends	162	165	165	164
Net income (loss) available to common shareholders	$706	$(27,250)	$249	$408
Net income (loss) per share, basic	$0.22	$(8.35)	$0.08	$0.13
Net income (loss) per share, diluted	$0.22	$(8.35)	$0.08	$0.13

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 is included in Item 8 of this report under the heading "Management's Report on Internal Controls Over Financial Reporting."

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

        We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at www.firstcommunitysc.com.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 18, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2010. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders	188,441	$13.28	—
Equity compensation plans not approved by security holders(1)	—	—	350,000
Total(2)	188,441	$13.28	350,000

(1)
The additional shares to be reserved for future issuance will be submitted for approval by the shareholders at the 2011 annual meeting.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 11, 2011.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 19, 2011.

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

        The following consolidated financial statements are located in Item 8 of this report.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2010 and 2009

  •
  Consolidated Statements of Income (loss) for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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
4.3	Warrant to Purchase up to 192,915 Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the company's Form 8-K filed on November 25, 2008).
10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the company's Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the company's Form 10-KSB for the period ended December 31, 1998).*

10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the company's Form 10-K for the period ended December 31, 2005).*
10.4	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.5
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
10.7
Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank N.A., and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on September 15, 2005).
10.8	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 3, 2006).*
10.9
Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the company's Form 8-K filed on October 4, 2006).
10.10
Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between First Community Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on November 25, 2008).
10.11
Form of Waiver, executed by each of Messrs. Michael C. Crapps, David K. Proctor, J. Ted Nissen, and Joseph G. Sawyer and Ms. Robin Brown (incorporated by reference to Exhibit 10.2 to the company's Form 8-K filed on November 25, 2008).*
10.12
Form of Letter Agreement, executed by each of Messrs. Michael C. Crapps, David K. Proctor, J. Ted Nissen, and Joseph G. Sawyer and Ms. Robin Brown (incorporated by reference to Exhibit 10.3 to the company's Form 8-K filed on November 25, 2008).*
10.13	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on June 19, 2008).*
10.14	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the company's Form 8-K filed on June 19, 2008).*
10.15	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the company's Form 8-K filed on June 19, 2008).*
10.16	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the company's Form 8-K filed on June 19, 2008).*

10.17	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the company's Form 8-K filed on June 19, 2008).*
10.18	Employment Agreement by and between James C. Leventis and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the company's Form 8-K filed on June 19, 2008).*
10.19	Agreement by and between First Community Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on April 9, 2010).
21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification pursuant of the Chief Financial Officer to 31 C.F.R. Section 30.15.

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

Date: March 29, 2011	FIRST COMMUNITY CORPORATION
	By:	/s/ MICHAEL C. CRAPPS Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ RICHARD K. BOGAN Richard K. Bogan	Director	March 29, 2011
/s/ THOMAS C. BROWN Thomas C. Brown	Director	March 29, 2011
/s/ CHIMIN J. CHAO Chimin J. Chao	Director	March 29, 2011
/s/ MICHAEL C. CRAPPS Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 29, 2011
/s/ ANITA B. EASTER Anita B. Easter	Director	March 29, 2011

Signature	Title	Date

/s/ O. A. ETHRIDGE O. A. Ethridge	Director	March 29, 2011
/s/ GEORGE H. FANN, JR. George H. Fann, Jr.	Director	March 29, 2011
/s/ J. THOMAS JOHNSON J. Thomas Johnson	Director, Vice Chairman of the Board,	March 29, 2011
/s/ W. JAMES KITCHENS, JR. W. James Kitchens, Jr.	Director	March 29, 2011
/s/ JAMES C. LEVENTIS James C. Leventis	Director, Chairman of the Board, & Secretary	March 29, 2011
/s/ ALEXANDER SNIPES, JR. Alexander Snipes, Jr.	Director	March 29, 2011
/s/ RICHARD M. TODD, JR. Richard M. Todd, Jr.	Director	March 29, 2011
/s/ LORETTA R. WHITEHEAD Loretta R. Whitehead	Director	March 29, 2011
/s/ MITCHELL M. WILLOUGHBY Mitchell M. Willoughby	Director	March 29, 2011
/s/ JOSEPH G. SAWYER Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 29, 2011

Exhibit List

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification pursuant of the Chief Financial Officer to 31 C.F.R. Section 30.15.