Form 10-Q
period 2011-03-31
FIRST COMMUNITY CORP /SC/
filed 2011-05-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 13, 2011, 3,273,533 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

EX-31.1 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

EX-31.2 RULE 13A-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

EX-32 SECTION 1350 CERTIFICATIONS

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$8,724	$7,114
Interest-bearing bank balances	18,856	19,102
Federal funds sold and securities purchased under agreements to resell	1,540	245
Investment securities - available for sale	191,033	189,309
Other investments, at cost	6,789	6,841
Loans	334,156	329,954
Less, allowance for loan losses	4,655	4,911
Net loans	329,501	325,043
Property, furniture and equipment - net	17,867	18,026
Bank owned life insurance	10,806	10,773
Other real estate owned	7,901	6,904
Intangible assets	726	881
Other assets	13,571	14,785
Total assets	$607,314	$599,023
LIABILITIES
Deposits:
Non-interest bearing demand	$84,928	$72,625
NOW and money market accounts	128,818	123,604
Savings	30,889	29,886
Time deposits less than $100,000	154,551	143,946
Time deposits $100,000 and over	66,797	85,283
Total deposits	465,983	455,344
Securities sold under agreements to repurchase	14,342	12,686
Federal Home Loan Bank advances	64,840	68,094
Junior subordinated debt	15,464	15,464
Other borrowed money	100	120
Other liabilities	4,070	5,518
Total liabilities	564,799	557,226
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	11,060	11,035
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,273,533 at March 31, 2011 and 3,270,135 at December 31, 2010	3,274	3,270
Common stock warrants issued	509	509
Additional paid in capital	48,974	48,956
Retained earnings (deficit)	(19,460)	(19,732)
Accumulated other comprehensive income (loss)	(1,842)	(2,241)
Total shareholders’ equity	42,515	41,797
Total liabilities and shareholders’ equity	$607,314	$599,023

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Interest and dividend income:
Loans, including fees	$4,808	$5,050
Taxable securities	1,592	2,016
Non-taxable securities	19	71
Federal funds sold and securities purchased under agreements to resell	11	9
Other	10	9
Total interest income	6,440	7,155
Interest expense:
Deposits	1,258	1,671
Federal funds sold and securities sold under agreement to repurchase	8	21
Other borrowed money	720	756
Total interest expense	1,986	2,448
Net interest income	4,454	4,707
Provision for loan losses	360	550
Net interest income after provision for loan losses	4,094	4,157
Non-interest income:
Deposit service charges	458	485
Mortgage origination fees	191	124
Commissions on sale of non-deposit investment products	175	174
Gain on sale of securities	134	2
Other-than-temporary-impairment write-down on securities	(4)	(143)
Fair value adjustment gains (losses)	4	(196)
Other	469	376
Total non-interest income	1,427	822
Non-interest expense:
Salaries and employee benefits	2,313	2,127
Occupancy	309	314
Equipment	281	288
Marketing and public relations	171	91
FDIC Assessment	255	204
Amortization of intangibles	155	155
Other	1,239	1,007
Total non-interest expense	4,723	4,186
Net income before tax	798	793
Income taxes	228	204
Net income	$570	$589
Preferred stock dividends, including discount accretion	167	166
Net income available to common shareholders	$403	$423

Basic earnings per common share	$0.12	$0.13
Diluted earnings per common share	$0.12	$0.13
Dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

Three Months ended March 31, 2011 and March 31, 2010

								Accumulated
		Common		Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440
Comprehensive Income:
Net income							589		589
Other comprehensive loss:
Unrealized gain arising during period on available-for-sale securities net of tax expense of $259								480
Unrealized market loss on held-to-maturity securities
Reclassification adjustment for Other-than-temporary-Impairment included in income net of tax benefit of $39								73
Other comprehensive loss								553	553
Comprehensive income									1,142
Amortization of compensation on restricted stock						26			26
Dividends: Common ($0.04 per share)							(131)		(131)
Preferred	24						(166)		(142)
Dividend reinvestment plan		6	6		24				30
Balance, March 31, 2010	$10,963	3,258	$3,258	$509	$48,897	$(53)	$(20,109)	$(1,100)	42,365

Balance December 31, 2010	$11,035	3,270	$3,270	$509	$48,956	$—	$(19,732)	$(2,241)	$41,797
Comprehensive Income:
Net income							570		570
Other comprehensive income:
Unrealized gain arising during period on available-for-sale securities net of tax expense of $261								483
Reclassification adjustment for gain included in net income, net of tax benefit of $47								(87)
Other-than-temporary impairment on securities net of tax benefit of $1								3
Other comprehensive income								399	399
Comprehensive income									969
Dividends: Common ($0.04 per share)							(131)		(131)
Preferred	25						(167)		(142)
Dividend reinvestment plan		4	4		18				22
Balance, March 31, 2011	$11,060	3,274	$3,274	$509	$48,974	$—	$(19,460)	$(1,842)	42,515

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$570	$589
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	216	229
Premium amortization (discount accretion)	481	272
Provision for loan losses	360	550
Writedowns of other real estate owned	1	51
Loss on sale of other real estate owned	47	3
Amortization of intangibles	155	155
Gain on sale of securities	(134)	(2)
Other-than-temporary-impairment on securities	4	143
Net (increase) decrease in fair value of option instruments and derivatives	(4)	196
(Increase) decrease in other assets	970	(39)
Decrease in other liabilities	(1,447)	(390)
Net cash provided from operating activities	1,219	1,757
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(37,184)	(13,746)
Maturity of investment securities available-for-sale	9,836	14,148
Proceeds from sale of securities available-for-sale	25,965	2
Maturity of investment securities held-to-maturity	—	2,381
Increase in loans	(6,087)	(574)
Proceeds from sale of other real estate owned	224	155
Purchase of property and equipment	(57)	(72)
Net cash provided (used) in investing activities	(7,303)	2,294
Cash flows from financing activities:
Increase in deposit accounts	10,638	15,610
Increase (decrease) in securities sold under agreements to repurchase	1,656	(1,223)
Decrease in other borrowings	(20)	(27)
Repayment of advances from FHLB	(3,254)	(3,254)
Dividends paid: Common Stock	(131)	(131)
Preferred Stock	(167)	(166)
Dividend reinvestment plan	22	30
Net cash provided from financing activities	8,744	10,839
Net increase in cash and cash equivalents	2,660	14,890
Cash and cash equivalents at beginning of period	26,460	20,844
Cash and cash equivalents at end of period	29,120	35,734
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,360	$2,602
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$615	$851
Transfer of loans to foreclosed property	$1,268	$1,972

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1            - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss), and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2011 and December 31, 2010, the Company’s results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q.  The information included in the Company’s 2010 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months
	ended March 31,
	2011	2010
Numerator (Net income available to common shareholders)	$403	$423
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,272	3,238
Dilutive securities:
Stock options — Treasury stock method	—	—
Diluted earnings per share	3,272	3,238
The average market price used in calculating assumed number of shares	$6.34	$6.19

At March 31, 2011, there were 77,450 outstanding options at an average exercise price of $19.07 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.34 for the three-month period ended March 31, 2011 and therefore are not deemed to be dilutive.

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

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

Other Real Estate Owned (OREO): OREO is carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 2 measurement.  When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

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

The following tables reflect the changes in fair values for the three-month periods ended March 31, 2011 and 2010 and where these changes are included in the income statement:

(Dollars in thousands)

March 31, 2011

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Interest rate cap/swap	$4	$4
Total	$4	$4

(Dollars in thousands)

March 31, 2010

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Interest rate cap/swap	$(196)	$(196)
Total	$(196)	$(196)

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2011 and December 31, 2010 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$12,461	$—	$12,461	$—
Mortgage backed securities	118,010	—	118,010	—
Small Business Administration securities	36,623	—	36,623	—
State and local government	20,053	—	19,428	625
Corporate and other securities	3,886	1,307	2,468	111
	191,033	1,307	188,990	736

Interest rate cap/swap	(690)	—	—	(690)
Total	$190,343	$1,307	$188,990	$46

(Dollars in thousands)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$13,738	$—	$13,738	$—
Mortgage backed securities	121,257	—	121,257	—
Small Business Administration securities	31,496	—	31,496	—
State and local government	19,055	—	18,430	625
Corporate and other securities	3,763	1,118	2,463	182
	189,309	1,118	187,384	807

Interest rate cap/swap	(778)	—	—	(778)
Total	$188,531	$1,118	$187,384	$29

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following tables reconcile the changes in Level 3 financial instruments for the three months ended March 31, 2011 and March 31, 2010, that are measured on a recurring basis.

(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Cap/Floor/Swap
Beginning Balance December 31, 2010	$625	$182	$(778)
Total gains or losses (realized/unrealized)
Included in earnings	—	(4)	4
Included in other comprehensive income	—	(67)	—
Purchases, issuances, and settlements	—	—	84
Transfers in and/or out of Level 3	—	—	—
Ending Balance March 31, 2011	$625	$111	$(690)

(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Cap/Floor/Swap
Beginning Balance December 31, 2009	$0	$5,780	$(535)
Total gains or losses (realized/unrealized)
Included in earnings	—	—	(196)
Included in other comprehensive income	—	—	—
Purchases, issuances, and settlements	—	—	88
Transfers in and/or out of Level 3	—	—	—
Ending Balance March 31, 2010	—	$5,780	$(643)

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2011 and December 31, 2010 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$91	$—	$91	$—
Real estate:
Mortgage-residential	1,433	—	1,433	—
Mortgage-commercial	6,511	—	6,511	—
Consumer:
Home equity	60	—	60	—
Other	11	—	11	—
Total impaired	8,106	—	8,106	—
Other real estate owned:		—		—
Construction	2,410	—	2,410	—
Mortgage-residential	1,281	—	1,281	—
Mortgage-commercial	4,210	—	4,210	—
Total other real estate owned	7,901	—	7,901	—
Total	$16,006	$—	$16,006	$—

(Dollars in thousands)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$96	$—	$96	$—
Real estate:
Mortgage-residential	1,527	—	1,527	—
Mortgage-commercial	7,914	—	7,914	—
Consumer:
Home equity	38	—	38	—
Other	12	—	12	—
Total impaired	9,587	—	9,587	—
Other real estate owned:		—		—
Construction	2,331	—	2,331	—
Mortgage-residential	1,267	—	1,267	—
Mortgage-commercial	3,306	—	3,306	—
Total other real estate owned	6,904	—	6,904	—
Total	$16,491	$—	$16,491	$—

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate amount of impaired loans was $8.1 million and $9.6 million for the three months ended March 31, 2011 and year ended December 31, 2010, respectively.

Note 4—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
Government sponsored enterprises	$12,539	$17	$95	$12,461
Mortgage-backed securities	120,225	932	3,147	118,010
Small Business Administration pools	36,550	169	96	36,623
State and local government	20,285	175	407	20,053
Corporate and other securities	4,306	434	854	3,886
	$193,905	$1,727	$4,599	$191,033
December 31, 2010:
Government sponsored enterprises	$13,793	$44	$99	$13,738
Mortgage-backed securities	124,113	1,558	4,414	121,257
Small Business Administration pools	31,451	135	90	31,496
State and local government	19,128	217	290	19,055
Corporate and other securities	4,311	244	792	3,763
	$192,796	$2,198	$5,685	$189,309

During the three months ended March 31, 2011 and March 31, 2010, the Company received proceeds of $25.9 million and $2 thousand, respectively, from the sale of investment securities available-for-sale, amounting to gains of $1.1 million and $2 thousand in earnings for each respective period.  Losses from the sale of investments for the three months ended March 31, 2011 amounted to $1.0 million.  There were no losses on the sale of investments for the three months ended March 31, 2010.  As prescribed by FASB ASC 320-10-35, for the quarter ended March 31, 2011, the Company recognized the credit component of an OTTI of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

At March 31 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.6 million, mutual funds at $885.0 thousand and Federal Home Loan Mortgage Corporation (the “FHLMC” or “Freddie Mac”) preferred stock of $422.4 thousand.  At December 31 2010, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.6 million, mutual funds at $883.1 thousand and FHLMC preferred stock of $234.6 thousand.

Note 4—Investment Securities — continued

During the three months ended March 31, 2011 and March 31, 2010, the Company recorded OTTI losses on held-to-maturity and available-for-sale securities as follows:

	Three months ended March 31, 2011		Three months ended March 31, 2010
(Dollars in thousands)	Available- for-sale securities	Total	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$71	$71	$28	$115	$143
OTTI recognized in other comprehensive income (non-credit component)	67	67	—	—	—
Net impairment losses recognized in earnings (credit component)	$4	$4	$28	$115	$143

During 2011 and 2010, an OTTI occurred of which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the three months ended March 31, 2011 and March 31, 2010.

	2011	2010
	Available for	Available for	Held to
(Dollars in thousands)	Sale	Sale	Maturity

Balance at beginning of period	$2,143	$165	$326

Other-than-temporary-impairment not previously recognized	—	115	—

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	4	—	28

Other-than-temporary-impairment previously recognized on securities sold	(169)	—	—

Realized losses during the period	(28)	(73)	—
Balance related to credit losses on debt securities at end of period	$1,950	$207	$354

Note 4—Investment Securities - continued

For the three months ended March 31, 2011, there was one trust preferred security with an OTTI in which only the amount of loss related to credit was recognized in earnings.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security. For the trust preferred security, cash flows are evaluated assuming no prepayments with continued defaults of 150 basis-points annually and no subsequent recoveries of previous or ongoing defaults.

In evaluating the non-agency mortgage backed securities, relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two-year period at loss severities based on location and category. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 5.3%, 3.7%, and 47.0%, respectively. The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 2-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 4—Investment Securities - continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2011 and December 31, 2010.

	Less than 12 months		12 months or more		Total
(Dollars in thousands) March 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$5,655	$95	$—	$—	$5,655	$95
Government Sponsored Enterprise mortgage-backed securities	46,096	619	577	1	46,673	620
Small Business Administration pools	13,758	96	—	—	13,758	96
Non-agency mortgage-backed securities	1,030	29	18,809	2,498	19,839	2,527
Corporate bonds and other	49	1	1,519	853	1,568	854
State and local government	12,790	407	—	—	12,790	407
Total	$79,378	$1,247	$20,905	$3,353	$100,283	$4,599

	Less than 12 months		12 months or more		Total
(Dollars in thousands) December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$5,652	$99	$—	$—	$5,652	$99
Government Sponsored Enterprise mortgage-backed securities	32,416	402	780	1	33,196	403
Small Business Administration pools	5,355	90	—	—	5,355	90
Non-agency mortgage-backed securities	1,081	29	36,065	3,982	37,146	4,011
Corporate bonds and other	59	1	1,585	791	1,644	792
State and local government	8,909	290	—	—	8,909	290
Total	$53,472	$911	$38,430	$4,774	$91,902	$5,685

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2010 and into 2011, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At March 31, 2011, the Company’s wholly-owned subsidiary, First Community Bank, N.A. (the “Bank”), owns mortgage-backed securities (MBSs) including collateralized mortgage obligations (CMOs) with a book value of $96.8 million and approximate fair value of $97.0 million issued by government sponsored entities (GSEs). Current economic conditions have impacted MBSs issued by GSEs such as the FHLMC and the Federal National Mortgage Association (the “FNMA” or “Fannie Mae”). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of March 31, 2011 and December 31, 2010, all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired OTTI at March 31, 2011.

Note 4—Investment Securities — continued

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (PLMBSs), including CMOs, at March 31, 2011 with an amortized cost of $23.5 million and approximate fair value of $21.1 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses beginning in 2008 and continuing through 2010 and into 2011. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction, as well as privately held CMOs held previously in the available-for-sale portfolio, have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the quarter ended March 31, 2011, no OTTI charges were recorded in earnings for the PLMBS portfolio.  During the quarter ended March 31, 2010, the Company identified four PLMBS with a fair value of $3.3 million that it considers other-than-temporarily-impaired.  As prescribed by FASB ASC 320-10-65, the Company has recognized an impairment charge in earnings of $75.5 thousand and no impairment charge during the first quarter of 2010 through other comprehensive income.  The $75.5 thousand represents the estimated credit losses on these securities for the quarter ended March 31, 2010.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.

The following table summarizes as of March 31, 2011 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	11	$3,896	$3,812	$3,761
Aa2	1	100	100	103
A	1	399	399	398
Below Investment Grade	14	21,770	19,161	16,795
Total	27	$26,165	$23,472	$21,057

During the first quarter of 2011, the Company sold ten non-agency mortgage-backed securities with a total book value of approximately $26.0 million.  Seven of these securities in the total amount of $17.7 million were rated below investment grade by the rating agencies with the other three being rated above investment grade.  The sales of these non-agency mortgage-backed securities during the quarter have served to significantly reduce the level of securities on the Company’s balance sheet that are rated below investment grade.

Note 4—Investment Securities - continued

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with three different issuers. The economic conditions throughout 2009 and 2010 and into 2011 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. One of these bonds is rated Aa2 by Moody (investment grade) and the other two bonds have been downgraded below investment grade. One downgraded investment, a preferred term security with a book value of $875 thousand and fair value of $111 thousand, is rated C by Fitch and Ca by Moody.  During 2011 and 2010, the Company recorded $4.0 thousand and $1.1 million in OTTI charges on this preferred term security, respectively. The second bond is rated Ba1 by Moody and BBB- by Fitch with a carrying value of $998 thousand and a fair value of $933 thousand and matures in July 2014. All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. Other than the preferred term security, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2011.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2011.

Note 4—Investment Securities - continued

The following sets forth the amortized cost and fair value of investment securities at March 31, 2011 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  Mortgage-backed securities are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$19,310	$17,396
Due after one year through five years	78,475	77,391
Due after five years through ten years	72,272	70,580
Due after ten years	23,848	25,666
	$193,905	$191,033

Note 5—Loans

Loans summarized by category as of March 31, 2011,  December 31, 2010 and March 31, 2010 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Commercial, financial and agricultural	$20,915	$20,555	$22,194
Real estate:
Construction	11,516	10,540	16,871
Mortgage-residential	45,194	46,684	50,017
Mortgage-commercial	222,872	218,298	216,955
Consumer:
Home equity	27,610	27,747	28,965
Other	6,049	6,130	7,201
Total	$334,156	$329,954	$342,203

Activity in the allowance for loan losses for the quarter ended March 31, 2011 and the year ended December 31, 2010 was as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Balance at the beginning of period	$4,911	$4,854
Provision for loan losses	360	1,878
Charged off loans	(638)	(1,948)
Recoveries	22	127
Balance at end of period	$4,655	$4,911

Note 5—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

			Real estate	Real estate
(Dollars in thousands)		Real estate	Mortgage	Mortgage	Consumer	Consumer
2011	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2010	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911
Charge-offs	4	—	2	519	96	17	—	638
Recoveries	7	—	1	—	2	12	—	22
Provisions	(149)	(294)	(29)	699	222	38	(127)	360
Ending balance March 31, 2011	$535	$611	$435	$1,584	$453	$121	$916	$4,655

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$35	$—	$—	$—	$35

Collectively evaluated for impairment	535	611	435	1,549	453	121	916	4,620

Loans receivable:
Ending balance-total	$20,915	$11,516	$45,194	$222,872	$27,610	$6,049	—	$334,156

Ending balances:
Individually evaluated for impairment	91	—	1,433	6,510	60	11	—	8,105

Collectively evaluated for impairment	$20,824	$11,516	$43,761	$216,362	$27,550	$6,038	$—	$326,051

Note 5—Loans-continued

			Real estate	Real estate
(Dollars in thousands)		Real estate	Mortgage	Mortgage	Consumer	Consumer
2010	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2009	$634	$1331	$138	$1,522	$105	$127	$997	$4,854
Charge-offs	125	—	512	984	186	141	—	1,948
Recoveries	31	—	7	38	9	42	—	127
Provisions	141	(426)	832	828	397	60	46	1,878
Ending balance December 31, 2010	$681	$905	$465	$1,404	$325	$88	$1043	$4,911

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$96	$—	$—	$—	$96

Collectively evaluated for impairment	681	905	465	1,308	325	88	1,043	4,815

Loans receivable:
Ending balance-total	$20,555	$10,540	$46,684	$218,298	$27,747	$6,130		$329,954

Ending balances:
Individually evaluated for impairment	96	—	1,527	7,914	38	12	—	9,587

Collectively evaluated for impairment	$20,459	$10,540	$45,157	$210,384	$27,709	$6,118	$—	$320,367

Loans outstanding to bank directors, executive officers and their related business interests amounted to $6.4 million and $9.2 million at March 31, 2011 and March 31, 2010, respectively. Repayments on these loans during the three months ended March 31, 2011 were $200 thousand and loans made amounted to $790 thousand. Repayments on these loans during the three months ended March 31, 2010 were $339 thousand and loans made amounted to $3.8 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 5—Loans-continued

The following table presents at March 31, 2011 and December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Total loans considered impaired	$8,106	$9,587
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	381	378
Related allowance	35	96
Loans considered impaired and previously written down to fair value	7,725	9,209
Average impaired loans	8,819	10,576

The following tables are by loan category and present at March 31, 2011 and December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$91	$91	$—	$93	$1
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,433	1,720	—	1,724	0
Mortgage-commercial	6,130	6,728	—	6,572	54
Consumer:
Home Equity	60	60	—	38	0
Other	11	11	—	11	0

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	381	381	35	381	15
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	91	91	—	93	1
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,433	1,720	—	1,724	0
Mortgage-commercial	6,510	7,109	35	6,953	69
Consumer:
Home Equity	60	60	—	38	—
Other	11	11	—	11	—
	$8,106	$8,991	$35	$8,819	$70

Note 5—Loans-continued

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$96	$96	$—	$108	$4
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,527	1,835	—	1,853	20
Mortgage-commercial	7,536	8,077	—	8,180	272
Consumer:
Home Equity	38	38	—	40	0
Other	12	12	—	14	0

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	378	378	96	381	27
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	96	96	—	108	4
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,527	1,835	—	1,853	20
Mortgage-commercial	7,914	8,455	96	8,561	299
Consumer:
Home Equity	38	38	—	40	—
Other	12	12	—	14	—
	$9,587	$10,436	$96	$10,576	$323

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Note 5—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of March 31, 2011 and December 31, 2010, no loans were classified as doubtful.

(Dollars in thousands)		Special
March 31, 2011	Pass	Mention	Substandard	Doubtful
Commercial, financial & agricultural	$19,952	$301	$662	$—
Real estate:
Construction	6,278	—	5,238	—
Mortgage — residential	43,393	—	1,801	—
Mortgage — commercial	202,035	8,999	11,838	—
Consumer:
Home Equity	27,192	205	213	—
Other	6,027	5	17	—
Total	$304,877	$9,510	$19,769	$—

(Dollars in thousands)		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful
Commercial, financial & agricultural	$19,722	$232	$602	$—
Real estate:
Construction	5,111	—	5,429	—
Mortgage — residential	44,815	—	1,869	—
Mortgage — commercial	196,153	8,270	13,874	—
Consumer:
Home Equity	27,501	100	146	—
Other	6,124	6	—	—
Total	$299,426	$8,608	$21,920	$—

At March 31, 2011 and December 31, 2010, non-accrual loans totaled $5.0 million and $5.9 million, respectively.

Troubled debt restructurings included in impaired loans at March 31, 2011 and December 31, 2010 amounted to $4.4 million and $3.7 million, respectively.

Loans greater than ninety days delinquent and still accruing interest at March 31, 2011 and December 31, 2010 amounted to $194 thousand and $373 thousand, respectively.

Note 5—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2011 and December 31, 2010:

(Dollars in thousands) March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current
Commercial	$194	$40	$—	$55	$289	$20,626
Real estate:
Construction	—	—	—	—	—	11,516
Mortgage-residential	316	—	—	1,433	1,749	43,445
Mortgage-commercial	715	443	194	3,459	4,811	218,061
Consumer:
Home equity	64	69	—	60	193	27,417
Other	43	25	—	11	79	5,970
Total	$1,332	$577	$194	$5,018	$7,121	$327,035

(Dollars in thousands) December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current
Commercial	$201	$10	$—	$55	$266	$20,288
Real estate:
Construction	—	—	—	—	—	10,540
Mortgage-residential	264	17	—	1,527	1,808	44,877
Mortgage-commercial	351	1,168	373	4,258	6,150	212,147
Consumer:
Home equity	252	106	—	38	396	27,352
Other	24	15	—	12	51	6,079
Total	$1,092	$1,316	$373	$5,890	$8,671	$321,283

Note 6 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 5-Loans.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Also, in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma

Note 6 - Recently Issued Accounting Pronouncements-continued

disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Company does not expect the amendment to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 7 — Fair Value of Financial Instruments

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

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

Note 7 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$29,120	$29,120	$26,461	$26,461
Available-for-sale securities	191,033	191,033	189,309	189,309
Other investments, at cost	6,789	6,789	6,841	6,841
Loans receivable	334,156	331,675	329,954	326,805
Allowance for loan losses	4,655	—	4,911	—
Net loans	329,501	331,675	325,043	326,805
Accrued interest	2,025	2,025	2,113	2,113
Interest rate cap/floor/swap	(690)	(690)	(778)	(778)
Financial liabilities:
Non-interest bearing demand	$84,928	$84,928	$72,625	$72,625
NOW and money market accounts	128,818	128,818	123,604	123,604
Savings	30,889	30,889	29,886	29,886
Time deposits	221,348	224,126	229,229	232,444
Total deposits	465,983	468,761	455,344	458,559
Federal Home Loan Bank Advances	64,840	69,814	68,094	73,619
Short term borrowings	14,442	14,442	12,806	12,806
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	1,747	1,747	2,121	2,121

Note 8 — Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no additional subsequent events occurred requiring accrual or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements  may relate to, among other matters,  the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”), and the following:

•                 increases in competitive pressure in the banking and financial services industries;

•                 our ability to comply with the terms of the formal written agreement between the Bank and the Office of the Comptroller of the Currency (the “OCC”) within the timeframes specified;

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

These risks are exacerbated by the developments over the last 36 months in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on the Company.    There can be no assurance that the unprecedented developments experienced over the last 36 months will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

The Company, a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of the Bank, which commenced operations in August 1995. On October 1, 2004, the Company completed its acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank.  During the second quarter of 2006, the Company completed its acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. On September 15, 2008, the Company completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. The Company engages in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. The Company offers a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services.  The Company also offers online banking to our customers. The Company’s stock trades on The NASDAQ Capital Market under the symbol FCCO.

The following discussion describes our results of operations for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2011 and our notes included in the consolidated financial statements in our 2010 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the three months ended March 31, 2011 and 2010.

Recent Legislative Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

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

•                                       Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•                                       Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

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

•                                       Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•                                       Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment.  The OCC, which is currently the primary federal regulator for national banks such as the Bank, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is May 16, 2011. We are continuing to evaluate as to whether we will participate in the SBLF.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.  The U.S. federal banking agencies support this agreement.  In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity.  According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•                  In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•                  In November 2010, the Federal Deposit Insurance Corporation (the “FDIC”) approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.  We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”) through December 31, 2010.  Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

•                  On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Recent Regulatory Development

On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, our primary bank regulator.  The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank is driven by the rating agencies downgrades of non-agency mortgage backed securities (MBS) in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has, however, separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of December 31, 2010 and March 31, 2011, the Bank exceeds each of these ratios and remains “well capitalized.”

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

Comparison of Results of Operations for Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Net Income

Our net income for the three months ended March 31, 2011 was $570,000, or $0.12 diluted earnings per share, as compared to $589,000 or $0.13 diluted earnings per share, for the three months ended March 31, 2010.  The slight decrease in net income between the two periods is primarily due to an increase of $537,000 in non-interest expense offset by lower OTTI write-downs on securities as well as a favorable fair value adjustment on our interest rate swap in the first three months of 2011 as compared to the same period in 2010.  Average earning assets decreased by $6.7 million in the first quarter of 2011 as compared to the same period in 2010.  Average earning assets were $554.7 million during the three months ended March 31, 2010 as compared to $548.0 million during the three months ended March 31, 2011.  The decrease in average earning assets was primarily a result of paying down Federal Home Loan Bank (“FHLB”) advances by $3.2 million. As a result of the decrease in earning assets as well as a 14 basis point decrease in the net interest margin net interest income decreased by $253,000 in the first three months of 2011 as compared to the first three months of 2010.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2011 and 2010, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.5 million for the three months ended March 31, 2011 as compared to $4.7 million for the three months ended March 31, 2010.  The net interest margin on a taxable equivalent basis decreased by 16 basis points from 3.46% at March 31, 2010 to 3.30% at March 31, 2011.  The yield on earning assets for the three months ended March 31, 2011 and 2010 was 4.77% and 5.23%, respectively.  The cost of interest-bearing liabilities during the first three months of 2011 was 1.70% as compared to 2.04% in the same period of 2010.  As a result of the recessionary economic conditions in 2008 and continuing into 2011, interest rates continue to remain at historically low levels.  Decreased loan demand has resulted in loans comprising 60.8% of average earning assets in the first quarter of 2011 as compared to 61.9% in the same period of 2010.  The lower average loan balances as well as reinvesting cash flows from maturing loans and investments at interest rates that have continued to decline over the last year have resulted in the 46 basis point decline in the yield on earning assets during the two periods.  Our cost of funds has declined by 34 basis point on average in the first quarter of 2011 as compared to the same period of 2010.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 32.7% of our average interest bearing liabilities during the first quarter of 2011 as compared to 27.3% in the same period of 2010.  Time deposits and borrowed funds, typically the higher costing funds, represent 67.3% of our average interest-bearing funds in the first quarter of 2011 as compared to 72.7% during the same period in 2010.  This improvement in the overall mix of our funding sources has contributed to the reduction in our cost of funds during the first quarter of 2011 as compared to the same period in 2010.

Provision and Allowance for Loan Losses

At March 31, 2011 and December 31, 2010, the allowance for loan losses was $4.7 million, or 1.39%, and $4.9 million, or 1.49%, of total loans, respectively.  Our provision for loan losses was $360 thousand for the three months ended March 31, 2011, as compared to $550 thousand for the three months ended March 31, 2010.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The decrease in the provision for loan losses for the first three months of 2011 as compared to the same period in 2010 is a result of moderating levels of our classified and non-performing loans as well as some moderate improvement in economic conditions, including unemployment levels, in our markets. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.   Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $13.1 million (2.16% of total assets) at March 31, 2011 as compared to $13.2 million (2.19% of total assets) at December 31, 2010. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There are 35 loans included in non-performing status (non-accrual loans and loans past due 90 days and still accruing). The largest is for $1.1 million is secured by a first lien on a developed parking complex in the midlands of South Carolina.  The average balance of the remaining 33 loans is approximately $121 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated evaluation and, if the loan balance exceeds fair value, write the balance down to the fair value.  At March 31, 2011, we had one loan in the amount of $194 thousand delinquent more than 90 days and still accruing interest, and loans totaling $1.9 million that were delinquent 30 days to 89 days.  We anticipate that all of the principal and interest will be collected on those loans greater than 90 days or more delinquent and still accruing interest.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified five loan relationships in the amount of $1.6 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans.

Allowance for Loan Losses

	Three Month Ended March 31,
(Dollars in thousands)	2011	2010

Average loans outstanding	$333,678	$343,559
Loans outstanding at period end	$334,156	$342,203
Non-performing assets:
Nonaccrual loans	$5,018	$4,060
Loans 90 days past due still accruing	194	67
Foreclosed real estate	7,901	4,926
Repossessed-other	2	10
Total non-performing assets	$13,115	$9,063

Beginning balance of allowance	$4,911	$4,854
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	205	422
Non-residential real estate	316	70
Home equity	96	—
Commercial	4	49
Installment & credit card	17	26
Total loans charged-off	638	567
Recoveries:
1-4 family residential mortgage	1	10
Non-residential real estate	—	1
Home equity	2	1
Commercial	7	9
Installment & credit card	12	10
Total recoveries	22	31

Net loan charge offs (recoveries)	616	536
Provision for loan losses	360	550
Balance at period end	$4,655	$4,868

Net charge -offs to average loans	.19%	.16%
Allowance as percent of total loans	1.39%	1.42%
Non-performing assets as % of total assets	2.16%	1.47%
Allowance as % of non-performing loans	89.3%	117.9%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2011		December 31, 2010
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$535	6.3%	$681	6.2%
Real Estate — Construction	611	3.5%	905	3.2%
Real Estate Mortgage:
Commercial	1,584	66.7%	1,404	66.2%
Residential	435	13.5%	465	14.1%
Consumer	574	10.0%	414	10.3%
Unallocated	916	N/A	1,043	N/A
Total	$4,655	100.0%	$4,911	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2011 was $1.4 million as compared to $822 thousand during the same period in 2010.  Deposit service charges decreased $27 thousand. Mortgage origination fees increased $67 thousand.  Overdraft protection fees decreased as a result of a continued decrease in the number of items being presented on insufficient funds accounts for the reduced deposit service charges in the first three months of 2011 as compared to the same period in 2010.  Mortgage origination fees increased primarily as a result of a the number of refinances occurring as a result of the low interest rate environment as well as an increased marketing effort during the first quarter of 2011.  In the three months ended March 31, 2011, we had gains on the sale of securities in the amount of $134 thousand, as compared to $2 thousand in the comparable period of 2010.   These gains related primarily to the sale of certain non-agency mortgage-backed securities that have previously been written down to below investment grade as well as other investment grade non-agency mortgage backed securities. This served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions has been reinvested in the investment portfolio primarily in securities with a risk rating of 20% or less.  OTTI charges of $143 thousand (credit component) on four private label mortgage backed securities were recognized during the first three months of 2010 (see note 4 to financial statements).  This compares to an additional OTTI charge in the first quarter of 2011 of $4 thousand on the one preferred trust term security held in our portfolio.  Since the first quarter of 2010, we have engaged a third party on a quarterly basis to obtain information about structure and anticipated cash flows and to assist us in evaluating and monitoring of our private label mortgage backed securities portfolio.

Total non-interest expense increased by $537 thousand or 12.8%, during the first quarter of 2011, as compared to the same quarter in 2010.  Salary and benefit expense increased by $186 thousand from $2.1 million in the first quarter of 2010 to $2.3 million in the first quarter of 2011.  At March 31, 2011, we had 148 full time equivalent employees as compared to 143 at March 31, 2010.  This increase in number of full time equivalent employees along with normal salary adjustments made over the last twelve months account for the increase in salary and benefit expense between the two periods.  FDIC insurance assessments increased by $51 thousand in the first quarter of 2011 as compared to the same period in 2010.  The assessment rate for the first quarter of 2010 was approximately 17 basis points on deposits. Beginning in the second quarter 2010 this rate was increased to approximately 22 basis points.  The assessment base will change to an asset based calculation effective for the second quarter of 2011.  This new assessment base is expected to reduce our quarterly assessment by approximately $20 thousand per quarter when it becomes effective.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three-year period. Our prepayment made to the FDIC in December 2009 totaled approximately $2.9 million.  At March 31, 2011, the remaining prepaid insurance assessment amounted to $1.7 million and is included in “Other assets”.  Marketing and public relations expenses increased by $80 thousand in the first quarter of 2011 as compared to the same period in 2010.  This increase is primarily a result of planned increases in marketing related to our mortgage loan program during the first quarter of 2011.  Other real estate expenses increased by $156 thousand in the first quarter of 2011 as compared to the same period in 2010.  This increase relates to the higher level of real estate owned and includes amounts for property taxes and insurance as well as other maintenance and repair expenses. The other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Three months ended
	March 31,
(In thousands)	2011	2010
Data processing	$116	$93
Supplies	42	30
Telephone	73	77
Correspondent services	51	9
Insurance	54	51
Postage	46	48
Professional fees	226	289
Director fees	70	62
Other real estate expense	346	190
Other	215	158
	$1,239	$1,007

Income Tax Expense

Our effective tax rate was 28.5% and 25.7% in the first quarter of 2011 and 2010, respectively.  The higher effective tax rate is a result of a lower amount of interest on tax exempt securities in the first quarter of 2011 as compared to the same period in 2010.  Our effective tax rate is currently expected to remain between 28.0% to 32.0% throughout the remainder of 2011.

Financial Position

Assets totaled $607.3 million at March 31, 2011 as compared to $599.0 million at December 31, 2010, an increase of $8.3 million.  Loans at March 31, 2011 were $334.2 million as compared to $330.0 million at December 31, 2010.  We funded in excess of $18.1 million of new loan production in the first quarter of 2011.  Loan production, less scheduled pay downs during the period as well as transfers from loans to other real estate owned, resulted in the $4.2 million net loan growth during the period.  At March 31, 2011 and December 31, 2010, loans accounted for 60.5% of earning assets.  The loan-to-deposit ratio at March 31, 2011 was 71.7% as compared to 72.5% at December 31, 2010. Investment securities increased from $196.2 million at December 31, 2010 to $197.8 million at March 31, 2011.  Deposits increased by $10.7 million to $466.0 million at March 31, 2011 as compared to $455.3 million at December 31, 2010.  The increase in our deposits were primarily used to pay down scheduled FHLB advance maturities of $3.2 million and to fund the growth in loans during the quarter ended March 31, 2011.  Due to the current economic cycle and the significant emphasis by our federal regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we continued our strategy to control the growth of our balance sheet and enhance our liquidity during the first quarter of 2011.  We have focused on growing our core deposit base while continuing to fund soundly underwritten loans.

During the first quarter of 2011, we sold ten non-agency mortgage-backed securities with a total book value of approximately $26.0 million.  Seven of these securities in the total amount of $17.7 million were rated below investment grade by the rating agencies with the other three being rated above investment grade.  The sales of these non-agency mortgage-backed securities during the quarter have served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions was reinvested in the investment portfolio in securities with a risk rating of 20% or less, thus further improving our risk based capital ratios.  As previously noted, these downgraded investments have been under great deal of scrutiny by our primary regulatory agency as a result of being downgraded.  We have further discussed that, in our opinion, the rating system and the regulatory concerns do not properly reflect the overall credit risk in these type of multi-obligor securities since neither adequately considers the price paid by the holder of the bond.  The demand for these securities and resulting spreads investors are requiring to acquire these securities have improved throughout 2010 and thus far into 2011.  As a result of the improved pricing, as noted above, we began to sell some of these securities in the first quarter of 2011.  This provides for improved regulatory capital ratios since the proceeds are primarily invested in lower regulatory risk weighted assets, as well as reduces the regulatory concern related to the downgraded securities portfolio.

The non agency mortgage backed securities discussed above as well as certain other corporate securities generally started being downgraded in early 2009.  The following chart provides a summary of the reduction in non-agency mortgage backed securities, in total and those that have been downgraded, as well as the corporate downgraded securities since December 31, 2009 through March 31, 2011.  The significant reduction is a result of the transactions discussed above, monthly principal paydowns and to a lesser extent previously recorded OTTI.

	12/31/09	12/31/10	03/31/2011
Total Non-Agency MBS	$65,793	$51,436	$23,472

Below Investment Grade Non-Agency MBS	$42,863	$37,078	$19,148
Other Below Investment Grade Securities	$8,857	$1,877	$1,872
Total Below Investment Grade Securities	$51,720	$38,956	$21,020

Quality loan portfolio growth continues to be a strategic focus in 2011 and thereafter.  One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the very slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens will impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	March 31,		December 31,
	2011		2010
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$20,915	6.3%	$20,555	6.2%
Real estate:
Construction	11,516	3.4%	10,540	3.2%
Mortgage — residential	45,194	13.5%	46,684	14.1%
Mortgage — commercial	222,872	66.7%	218,298	66.2%
Consumer:
Home Equity	27,610	8.3	27,747	8.4%
Other	6,049	1.8	6,130	1.9%
Total gross loans	334,156	100.0%	329,954	100.0%
Allowance for loan losses	(4,655)		(4,911)
Total net loans	$329,501		$325,043

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

We are currently liability sensitive within one year.  However, neither the “gap” analysis nor asset/liability modeling is a precise indicator of our interest sensitivity position due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net interest income over the next twelve months.

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At March 31, 2011 and December 31, 2010, the fair value of the contract was a negative $690 thousand and $778 thousand, respectively. A fair value adjustment for the swap of $4 thousand and ($196 thousand) was recognized in other income for the periods ended March 31, 2011 and 2010, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2011 and December 31, 2010 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	March 31, 2011	December 31, 2010
+200bp	+ 2.27%	-0.48%
+100bp	+ 1.25%	-0.37%
Flat	—	—
-100bp	- 5.82%	-1.69%
-200bp	- 13.54%	-6.72%

The significant decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates.  The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.   At the current historically low interest rate levels a downward shift of 200 basis points across the entire yield curve is unlikely.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At March 31, 2011, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 23.9% as compared to 30.0% at December 31, 2010.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 34.8% of total assets at March 31, 2011.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At March 31, 2011, the amount of certificates of deposits of $100 thousand or more represented 14.3% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank, and none of these certificates of deposits are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2011, we had issued commitments to extend credit of $46.0 million, including $25.5 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 7.0% of total assets at March 31, 2011 and December 31, 2010.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million, with two financial institutions, although these have not utilized in 2010 or the first quarter of 2011.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank. As reflected in the Formal Agreement, the OCC’s primary concern with the Bank is driven by the rating agencies downgrades of non-agency MBS in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector (see discussion above under ‘‘Investments’’ and Note 4 ‘‘Investments’’ to the Financial Statements’’). The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s ‘‘well capitalized’’ status.

In addition to the Formal Agreement, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of March 31, 2011 and December 31, 2010, the Bank exceeds these ratios. The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The Bank has taken and will continue to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC.  Management believes the Bank is currently in compliance with all provisions of the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.58%, 13.66%, and 14.89%, respectively, at March 31, 2011 as compared to 8.48%, 13.24%, and 14.49%, respectively, at December 31, 2010. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.81%, 14.01%, and 15.30%, respectively at March 31, 2011 as compared to 8.79%, 13.73% and 14.99%, respectively at December 31, 2010. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months. In addition, we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next 12 months.

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

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$333,678	$4,808	5.84%	$343,559	$5,050	5.96%
Securities:	196,342	1,611	3.34%	191,615	2,087	4.42%
Other short-term investments	18,006	21	0.47%	19,500	18	0.37%
Total earning assets	548,026	6,440	4.77%	554,674	7,155	5.23%
Cash and due from banks	7,997			7,762
Premises and equipment	17,969			18,612
Intangibles	804			1,423
Other assets	32,720			29,434
Allowance for loan losses	(4,927)			(4,904)
Total assets	$602,589			$607,001
Interest-bearing liabilities
Interest-bearing transaction accounts	78,382	73	0.38%	63,184	71	0.46%
Money market accounts	46,447	53	0.46%	42,654	88	0.84%
Savings deposits	30,369	13	0.17%	26,911	19	0.29%
Time deposits	224,612	1,119	2.02%	245,157	1,493	2.47%
Other borrowings	94,935	728	3.11%	107,947	777	2.92%
Total interest-bearing liabilities	474,745	1,986	1.70%	485,853	2,448	2.04%
Demand deposits	81,213			74,422
Other liabilities	4,814			4,734
Shareholders’ equity	41,817			41,992
Total liabilities and shareholders’ equity	$602,589			$607,001

Net interest spread			3.07%			3.19%
Net interest income/margin		$4,454	3.30%		$4,707	3.44%
Net interest income/margin (taxable equivalent)		$4,462	3.30%		$4,738	3.46%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31,  2011 from that presented in our annual report on Form 10-K for the year ended December 31, 2010.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	May 13, 2011	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	May 13, 2011	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.