Form 10-Q
period 2011-06-30
FIRST COMMUNITY CORP /SC/
filed 2011-08-08
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 5, 2011, 3,277,454 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2010
ASSETS
Cash and due from banks	$8,152	$7,114
Interest-bearing bank balances	13,201	19,102
Federal funds sold and securities purchased under agreements to resell	266	245
Investment securities - available for sale	204,485	189,309
Other investments, at cost	6,257	6,841
Loans held for sale	625	—
Loans	325,671	329,954
Less allowance for loan losses	4,716	4,911
Net loans	320,955	325,043
Property, furniture and equipment - net	17,710	18,026
Bank owned life insurance	10,893	10,773
Other real estate owned	8,970	6,904
Intangible assets	571	881
Other assets	13,094	14,785
Total assets	$605,179	$599,023
LIABILITIES
Deposits:
Non-interest bearing demand	$82,476	$72,625
NOW and money market accounts	134,627	123,604
Savings	32,518	29,886
Time deposits less than $100,000	135,751	143,946
Time deposits $100,000 and over	85,545	85,283
Total deposits	470,917	455,344
Securities sold under agreements to repurchase	15,551	12,686
Federal Home Loan Bank advances	54,228	68,094
Junior subordinated debt	15,464	15,464
Other borrowed money	100	120
Other liabilities	4,993	5,518
Total liabilities	561,253	557,226
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	11,086	11,035
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,277,454 at June 30, 2011 3,270,135 at December 31, 2010	3,277	3,270
Common stock warrants issued	509	509
Additional paid in capital	48,997	48,956
Accumulated deficit	(19,033)	(19,732)
Accumulated other comprehensive income	(910)	(2,241)
Total shareholders’ equity	43,926	41,797
Total liabilities and shareholders’ equity	$605,179	$599,023

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$9,629	$10,025
Taxable securities	3,203	3,877
Non taxable securities	33	77
Federal funds sold and securities purchased under resale agreements	21	26
Other	20	19
Total interest income	12,906	14,024
Interest expense:
Deposits	2,443	3,305
Federal funds sold and securities sold under agreement to repurchase	18	36
Other borrowed money	1,372	1,511
Total interest expense	3,833	4,852
Net interest income	9,073	9,172
Provision for loan losses	750	1,130
Net interest income after provision for loan losses	8,323	8,042
Non-interest income:
Deposit service charges	936	963
Mortgage origination fees	454	349
Investment advisory fees and non-deposit commissions	313	334
Gain on sale of securities	141	106
Gain (loss) on sale of other assets	(91)	28
Fair value (loss) adjustments	(125)	(443)
Other-than-temporary-impairment write-down on securities	(4)	(359)
Other	974	861
Total non-interest income	2,598	1,839
Non-interest expense:
Salaries and employee benefits	4,509	4,305
Occupancy	617	606
Equipment	571	583
Marketing and public relations	297	196
FDIC assessments	505	413
Other real estate expense	504	293
Amortization of intangibles	310	310
Other	1,790	1,773
Total non-interest expense	9,103	8,479
Net income before tax	1,818	1,402
Income taxes	522	338
Net income	$1,296	$1,064
Preferred stock dividends, including discount accretion	335	332
Net income available to common shareholders	$961	$732
Basic earnings per common share	$0.29	$0.23
Diluted earnings per common share	$0.29	$0.23

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,821	$4,975
Taxable securities	1,611	1,861
Non taxable securities	14	6
Federal funds sold and securities purchased under resale agreements	10	17
Other	10	10
Total interest income	6,466	6,869
Interest expense:
Deposits	1,185	1,634
Federal funds sold and securities sold under agreement to repurchase	10	15
Other borrowed money	652	755
Total interest expense	1,847	2,404
Net interest income	4,619	4,465
Provision for loan losses	390	580
Net interest income after provision for loan losses	4,229	3,885
Non-interest income:
Deposit service charges	478	478
Mortgage origination fees	263	225
Investment advisory fees and non-deposit commissions	138	160
Gain (loss) on sale of securities	7	104
Gain (loss) on sale of other assets	(44)	31
Fair value (loss) adjustments	(129)	(247)
Other-than-temporary-impairment write-down on securities	—	(216)
Other	505	445
Total non-interest income	1,218	980
Non-interest expense:
Salaries and employee benefits	2,196	2,178
Occupancy	308	292
Equipment	290	295
Marketing and public relations	126	105
FDIC assessment	250	209
Other real estate expense	158	103
Amortization of intangibles	155	155
Other	944	919
Total non-interest expense	4,427	4,256
Net income before tax	1,020	609
Income taxes	294	134
Net income	$726	$475
Preferred stock dividends, including discount accretion	168	166
Net income available to common shareholders	$558	$309
Basic earnings per common share	$0.17	$0.10
Diluted earnings per common share	$0.17	$0.10

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income (Loss)

Six Months ended June 30, 2011 and June 30, 2010

(Unaudited)

								Accumulated
				Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total
Balance, December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440
Comprehensive Income:
Net income							1,064		1,064
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of tax of $381								707
Less: reclassification adjustment for gain included in net income, net of tax $37								(69)
Reclassification adjustment for Other-than-temporary-impairment included in net income, net of tax $126								233
Other comprehensive income:								871	871
Comprehensive income :									1,935
Amortization of compensation on restricted stock						52			52
Dividends: Common ($0.08 per share)							(260)		(260)
Preferred	48						(332)		(284)
Dividend reinvestment plan		10	10		50				60
Balance, June 30, 2010	$10,987	3,262	$3,262	$509	$48,923	$(27)	$(19,929)	$(782)	$42,943

Balance, December 31, 2010	$11,035	3,270	$3,270	$509	$48,956	$—	$(19,732)	$(2,241)	$41,797
Comprehensive Income:
Net income							1,296		1,296
Other comprehensive income:
Unrealized gain arising during period on available-for sale security net of tax expense of $771								1,420
Reclassification adjustment for gain included in net income, net of tax of $49								(92)
Reclassification adjustment for Other-than-temporary impairment on securities net of tax benefit of $1								3
Other comprehensive income								1,331	1,331
Comprehensive income									2,627
Dividends: Common ($0.08 per share)							(262)		(262)
Preferred	51						(335)		(284)
Dividend reinvestment plan		7	7		41				48
Balance, June 30, 2011	$11,086	3,277	$3,277	$509	$48,997	$—	$(19,033)	$(910)	$43,926

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$1,296	$1,064
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	425	454
Premium amortization (discount accretion)	874	583
Provision for loan losses	750	1,130
Writedowns of other real estate owned	202	99
(Gain) loss on sale of other real estate owned	91	(28)
Amortization of intangibles	310	310
(Gain) on sale of securities	(141)	(106)
Other-than-temporary-impairment on securities	4	359
Net decrease in fair value option instruments and derivatives	125	443
(Increase) decrease in other assets	612	(536)
Increase (decrease) in other liabilities	(525)	202
Net cash provided in operating activities	4,023	3,974
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(67,467)	(68,089)
Maturity of investment securities available-for-sale	17,425	21,271
Proceeds from sale of securities available-for-sale	36,817	51,933
Maturity of investment securities held-to-maturity	—	4,895
Decrease (increase) in loans	(941)	3,247
Proceeds from sale of other real estate owned	1,408	1,150
Purchase of property and equipment	(119)	(95)
Proceeds from sale of land	9	—
Net cash provided (used) in investing activities	(12,868)	14,312
Cash flows from financing activities:
Increase in deposit accounts	15,573	9,877
Increase (decrease) in securities sold under agreements to repurchase	2,865	(5,865)
(Decrease) in other borrowings	(20)	(131)
Repayment of advances from FHLB	(13,866)	(4,366)
Dividends paid: Common Stock	(262)	(260)
Preferred Stock	(335)	(332)
Dividend reinvestment plan	48	60
Net cash provided (used) from financing activities	4,003	(1,017)
Net increase (decrease) in cash and cash equivalents	(4,842)	17,269
Cash and cash equivalents at beginning of period	26,461	20,844
Cash and cash equivalents at end of period	$21,619	$38,113
Supplemental disclosure:
Cash paid during the period for:
Interest	$4,165	$4,700
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$1,331	$871
Transfer of loans to foreclosed property	$3,655	$2,799
Transfer of HTM securities with OTTI to AFS securities	$—	$4,164

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1  - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss), and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at June 30, 2011 and December 31, 2010, the Company’s results of operations and cash flows for the three months ended June 30, 2011 and 2010. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Six months		Three months
	Ended June 30,		ended June 30,
(In thousands, except price per share)	2011	2010	2011	2010
Numerator (Net income available to common shareholders)	$961	$732	$558	$309
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,274	3,241	3,276	3,244
Dilutive securities:
Stock options – Treasury stock method	—	—	—	—
Diluted earnings per share	3,274	3,241	3,276	3,244
The average market price used in calculating assumed number of shares	$6.59	$6.26	$6.86	$6.32

At June 30, 2011, there were 77,450 outstanding options at an average exercise price of $19.07 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.59 and $6.86 for the six and three-month periods ended June 30, 2011, respectively, and therefore are not deemed to be dilutive.  At June 30, 2010 there were 190,256 outstanding options at an average exercise price of $13.28 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.26 and $6.32 for the six and three-month period ended June 30, 2010, respectively, and therefore are not deemed to be dilutive.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities Available for Sale: Measurement is on a recurring basis based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities (“MBSs”) issued both issued by government sponsored enterprises and private label MBSs.  Generally these fair values are priced from established pricing models.  Level 3 securities include corporate debt obligations and asset—backed securities that are less liquid or for which there is an inactive market.

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

Other Real Estate Owned (“OREO”): OREO is carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

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

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following tables reflect the changes in fair values for the six and three-month periods ended June 30, 2011 and 2010 and where these changes are included in the income statement:

(Dollars in thousands)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Description	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)
Interest rate cap/swap	$(125)	$(443)	$(129)	$(247)
Total	$(125)	$(443)	$(129)	$(247)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2011 and December 31, 2010 that are measured on a recurring basis.  There were no liabilities carried at fair value as of June 30, 2011 or December 31, 2010 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$7,032	$—	$7,032	$—
Mortgage-backed securities	134,615	—	134,615	—
Small Business Administration securities	36,841	—	36,841	—
State and local government	22,478	—	21,899	579
Corporate and other securities	3,519	946	2,474	99
	204,485	946	202,862	678

Interest rate cap/swap	(733)	—	—	(733)
Total	$203,752	$946	$202,861	$(55)

(Dollars in thousands)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$13,738	$—	$13,738	$—
Mortgage-backed securities	121,257	—	121,257	—
Small Business Administration securities	31,496	—	31,496	—
State and local government	19,055	—	18,430	625
Corporate and other securities	3,763	1,118	2,463	182
	189,309	1,118	187,384	807

Interest rate cap/swap	(778)	—	—	(778)
Total	$188,531	$1,118	$187,384	$29

Note 3 —Assets and Liabilities Measured at Fair Value — continued

The following tables reconcile the changes in Level 3 financial instruments for the six and three months ended June 30, 2011, that are measured on a recurring basis.

(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Cap/Floor/Swap
Beginning Balance December 31, 2010	$625	$182	$(778)
Total gains or losses (realized/unrealized)

Included in earnings	—	(4)	(125)

Included in other comprehensive income	—	(79)	—

Purchases, issuances, and settlements	(46)	—	170

Transfers in and/or out of Level 3	—	—	—
Ending Balance June 30, 2011	$579	$99	$(733)

(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Cap/Floor/Swap
Beginning Balance March 31, 2011	$625	$111	$(690)
Total gains or losses (realized/unrealized)

Included in earnings	—	—	(121)

Included in other comprehensive income	—	(12)	—

Purchases, issuances, and settlements	(46)	—	78

Transfers in and/or out of Level 3	—	—	—
Ending Balance June 30, 2011	$579	$99	$(733)

Note 3 —Assets and Liabilities Measured at Fair Value — continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2011 and December 31, 2010 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$91	$—	$91	$—
Real estate:
Mortgage-residential	388	—	388	—
Mortgage-commercial	5,799	—	5,799	—
Consumer:
Home equity	23	—	23	—
Other	9	—	9	—
Total impaired	6,310	—	6,310	—
Other real estate owned:
Construction	2,194	—	2,194	—
Mortgage-residential	1,725	—	1,725	—
Mortgage-commercial	5,051	—	5,051	—
Total other real estate owned	8,970	—	8,970	—
Total	$15,280	$—	$15,280	$—

(Dollars in thousands)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$96	$—	$96	$—
Real estate:
Mortgage-residential	1,527	—	1,527	—
Mortgage-commercial	7,914	—	7,914	—
Consumer:
Home equity	38	—	38	—
Other	12	—	12	—
Total impaired	9,587	—	9,587	—
Other real estate owned:		—		—
Construction	2,331	—	2,331	—
Mortgage-residential	1,267	—	1,267	—
Mortgage-commercial	3,306	—	3,306	—
Total other real estate owned	6,904	—	6,904	—
Total	$16,491	$—	$16,491	$—

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
Government sponsored enterprises	$7,036	$8	$12	$7,032
Mortgage-backed securities	136,140	1,304	2,829	134,615
Small Business Administration pools	36,481	409	49	36,841
State and local government	21,957	639	118	22,478
Corporate and other securities	4,305	74	860	3,519
	$205,919	$2,434	$3,868	$204,485
December 31, 2010:
Government sponsored enterprises	$13,793	$44	$99	$13,738
Mortgage-backed securities	124,113	1,558	4,414	121,257
Small Business Administration pools	31,451	135	90	31,496
State and local government	19,128	217	290	19,055
Corporate and other securities	4,311	244	792	3,763
	$192,796	$2,198	$5,685	$189,309

Note 4—Investment Securities - continued

During the six months ended June 30, 2011 and June 30, 2010, the Company received proceeds of $36.8 million and $51.9 million, respectively from the sale of investment securities available-for-sale.  Gross realized gains amounted to $1.7 million and gross realized losses amounted to $1.5 million for the six months ended June 30, 2011.  For the six months ended June 30, 2010, gross realized gains amounted to $1.8 million and gross realized losses amounted to $1.7 million. As prescribed by FASB ASC 320-10-35 for the quarter ended June 30, 2010, the Company recognized the credit component of an OTTI of its debt securities in earnings and the non-credit component in other comprehensive income for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

At June 30, 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.4 million, mutual funds at $895.8 thousand and Federal Home Loan Mortgage Corporation (the “FHLMC” or “Freddie Mac”) preferred stock of $49.8 thousand.  At December 31 2010, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.6 million, mutual funds at $883.1 thousand and FHLMC preferred stock of $234.6 thousand.

Note 4—Investment Securities — continued

During the six and three months ended June 30, 2011 and 2010, the Company recorded OTTI losses on available-for-sale securities as follows:

	Six months ended June 30, 2011		Three months ended June 30, 2011
(Dollars in thousands)	Available- for-sale securities	Total	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$71	$71	$—	$—
OTTI recognized in other comprehensive income (non-credit component)	67	67	—	—
Net impairment losses recognized in earnings (credit component)	$4	$4	$—	$—

	Six months ended June 30, 2010		Three months ended June 30, 2010
(Dollars in thousands)	Available- for-sale securities	Total	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$1,059	$1,059	$916	$916
OTTI recognized in other comprehensive income (non-credit component)	700	700	700	700
Net impairment losses recognized in earnings (credit component)	$359	$359	$216	$216

During 2011 and 2010, OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the six months ended June 30, 2011 and 2010.

	2011	2010
	Available for	Available for	Held to
(Dollars in thousands)	Sale	Sale	Maturity

Balance at beginning of period	$2,143	$165	$326

Other-than-temporary-impairment not previously recognized	—	115	98

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	4	118	28

Other-than-temporary-impairment previously recognized on securities sold	(196)	—	—

Realized losses during the period	(91)	(89)	—
Transfer to available-for-sale	—	452	(452)
Balance related to credit losses on debt securities at end of period	$1,860	$761	$—

Note 4—Investment Securities — continued

For the six months ended June 30, 2011, there was one trust preferred security with an OTTI in which only the amount of loss related to credit was recognized in earnings.  There was no OTTI recognized in earnings for the three months ended June 30, 2011.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security. For the trust preferred security, cash flows are evaluated assuming no prepayments with continued defaults of 150 basis-points annually and no subsequent recoveries of previous or ongoing defaults.

In evaluating the non-agency MBSs, relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two-year period at loss severities based on location and category.  The weighted average loss severity for the loans greater than 60 days delinquent is 57.3%.  The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 5.5%, 3.0%, and 48.6%, respectively. The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 2-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 4—Investment Securities - continued

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2011 and December 31, 2010.

	Less than 12 months		12 months or more		Total
June 30, 2011 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$1,487	$12	$—	$—	$1,487	$12
Small Business Administration Pools	7,524	49	—	—	7,524	49
Government Sponsored Enterprise mortgage-backed securities	36,720	334	450	1	37,170	335
Non-agency mortgage-backed securities	901	60	14,171	2,434	15,072	2,494
Corporate bonds and other	49	1	1,514	859	1,563	860
State and local government	5,871	118	—	—	5,871	118
Total	$52,552	$574	$16,135	$3,295	$68,687	$3,868

December 31, 2010

	Less than 12 months		12 months or more		Total
(Dollars in thousands) December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$5,652	$99	$—	$—	$5,652	$99
Government Sponsored Enterprise mortgage-backed securities	32,416	402	780	1	33,196	403
Small Business Administration pools	5,355	90	—	—	5,355	90
Non-agency mortgage-backed securities	1,081	29	36,065	3,982	37,146	4,011
Corporate bonds and other	59	1	1,585	791	1,644	792
State and local government	8,909	290	—	—	8,909	290
Total	$53,472	$911	$38,430	$4,774	$91,902	$5,685

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2010 and into 2011, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At June 30, 2011, the Company’s wholly-owned subsidiary, First Community Bank, N.A. (the “Bank”), owns MBSs including collateralized mortgage obligations (CMOs) with a book value of $117.7 million and approximate fair value of $118.7 million issued by government sponsored entities (GSEs). Current economic conditions have impacted MBSs issued by GSEs such as the FHLMC and the Federal National Mortgage Association (the “FNMA” or “Fannie Mae”). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of June 30, 2011 and December 31, 2010, all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at June 30, 2011.

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (PLMBSs), including CMOs, at June 30, 2011 with an amortized cost of $18.4 million and approximate fair value of $15.9 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses beginning in 2008 and continuing through 2010 and into 2011. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has

Note 4—Investment Securities — continued

widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction, as well as privately held CMOs held previously in the available-for-sale portfolio, have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the three and six months ended June 30, 2011, no OTTI charges were recorded in earnings for the PLMBS portfolio.  During the quarter ended June 30, 2010, the Company identified eight PLMBS with a fair value of $6.9 million that it considered OTTI.   As prescribed by FASB ASC 320-10-65, the Company has recognized impairment charges in earnings for the amounts related to credit losses and amounts related to non-credit losses have been recognized in other comprehensive income. The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.

The following table summarizes as of June 30, 2011 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed /CMO securities are in the super-senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	9	$2,930	$2,931	$2,830
Aa2	1	95	95	98
AA-	1	390	389	389
Aa3	1	500	500	441
Below Investment Grade	11	16,722	14,506	12,190
Total	23	$20,637	$18,421	$15,948

During the six months ended June 30, 2011, the Company sold 14 non-agency MBSs with a total book value of approximately $29.8 million.  Ten of these securities in the total amount of $21.3 million were rated below investment grade by the rating agencies with the other four being rated above investment grade.  Four of these securities with a book value of approximately $3.8 million, with $3.6 million below investment grade, were sold in the second quarter of 2011, and seven securities with a book value of approximately $26.0 million, with $17.7 million rated below investment grade, were sold in the first quarter of 2011. The sales of these non-agency MBSs during the six months ended June 30, 2011 have served to significantly reduce the level of securities on the Company’s balance sheet that are rated below investment grade.

Note 4—Investment Securities — continued

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with three different issuers. The economic conditions throughout 2009 and 2010 and into 2011 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. One of these bonds is rated Aa2 by Moody (investment grade) and the other two bonds have been downgraded below investment grade. One downgraded investment, a preferred term security with a book value of $875 thousand and fair value of $99 thousand, is rated C by Fitch and Ca by Moody.  During 2011 and 2010, the Company recorded $4.0 thousand and $1.1 million in OTTI charges on this preferred term security, respectively. The second bond is rated Ba1 by Moody and BBB- by Fitch with a carrying value of $998 thousand and a fair value of $939 thousand and matures in July 2014. All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. Other than the preferred term security, the Company does not consider these investments to be OTTI at June 30, 2011.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at June 30, 2011.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at June 30, 2011.

The amortized cost and fair value of investment securities at June 30, 2011 by contractual maturity are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$8,695	$8,264
Due after one year through five years	88,051	88,033
Due after five years through ten years	82,741	81,343
Due after ten years	26,432	26,845
	$205,919	$204,485

Note 5—Loans

Loans summarized by category as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial, financial and agricultural	$21,394	$20,555
Real estate:
Construction	8,080	10,540
Mortgage-residential	41,872	46,684
Mortgage-commercial	220,078	218,298
Consumer:
Home equity	28,242	27,747
Other	6,005	6,130
Total	$325,671	$329,954

At June 30, 2011, there were $625 thousand of residential mortgage loans held for sale at fair value.  These loans are originated with firm purchase commitments from various investors at the time the loans are closed.  Generally, funds are received and the loans transferred to the investors within three to seven business days.

Activity in the allowance for loan losses for the six months and three months ended June 30, 2011 and 2010 was as follows:

	Six months ended
	June 30,	June 30,
(Dollars in thousands)	2011	2010
Balance at the beginning of period	$4,911	$4,854
Provision for loan losses	750	1,130
Charged off loans	(980)	(1,199)
Recoveries	35	53
Balance at end of period	$4,716	$4,838

	Three months ended
	June 30,	June 30,
(Dollars in thousands)	2011	2010
Balance at the beginning of period	$4,655	$4,868
Provision for loan losses	390	580
Charged off loans	(342)	(631)
Recoveries	13	21
Balance at end of period	$4,716	$4,838

Note 5—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

			Real estate	Real estate
(Dollars in thousands)		Real estate	Mortgage	Mortgage	Consumer	Consumer
2011	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2010	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911
Charge-offs	154	—	142	519	132	33	—	980
Recoveries	14	—	2	—	3	16	—	35
Provisions	(179)	(526)	189	812	229	(20)	245	750
Ending balance June 30, 2011	$362	$379	$514	$1,697	$425	$51	$1,288	$4,716

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	362	379	514	1,697	425	51	1,288	4,716

Loans receivable:
Ending balance-total	$21,394	$8,080	$41,872	$220,078	$28,242	$6,005	—	$325,671

Ending balances:
Individually evaluated for impairment	91	—	388	5,799	23	9	—	6,310

Collectively evaluated for impairment	$21,303	$8,080	$41,484	$214,279	$28,219	$5,996	$—	$319,361

Note 5—Loans-continued

			Real estate	Real estate
(Dollars in thousands)		Real estate	Mortgage	Mortgage	Consumer	Consumer
2010	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2009	$634	$1331	$138	$1,522	$105	$127	$997	$4,854
Charge-offs	125	—	512	984	186	141	—	1,948
Recoveries	31	—	7	38	9	42	—	127
Provisions	141	(426)	832	828	397	60	46	1,878
Ending balance December 31, 2010	$681	$905	$465	$1,404	$325	$88	$1043	$4,911

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$96	$—	$—	$—	$96

Collectively evaluated for impairment	681	905	465	1,308	325	88	1,043	4,815

Loans receivable:
Ending balance-total	$20,555	$10,540	$46,684	$218,298	$27,747	$6,130	$—	$329,954

Ending balances:
Individually evaluated for impairment	96	—	1,527	7,914	38	12	—	9,587

Collectively evaluated for impairment	$20,459	$10,540	$45,157	$210,384	$27,709	$6,118	$—	$320,367

Loans outstanding to bank directors, executive officers and their related business interests amounted to $6.1 million and $8.4 million at June 30, 2011 and June 30, 2010, respectively. Repayments on these loans during the six months ended June 30, 2011 were $568 thousand and loans made amounted to $808 thousand. Repayments on these loans during the six months ended June 30, 2010 were $1.5 million and loans made amounted to $4.2 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 5—Loans-continued

The following table presents at June 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Total loans considered impaired	$6,310	$9,587
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	—	378
Related allowance	—	96
Loans considered impaired and previously written down to fair value	6,310	9,209
Average impaired loans	6,656	10,576

The following tables are by loan category and present at June 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
June 30, 2011	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$91	$91	$—	$94	$1
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	388	403	—	406	1
Mortgage-commercial	5,799	6,003	—	6,122	128
Consumer:
Home Equity	23	23	—	23	—
Other	9	9	—	11	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	$91	$91	$—	$94	$1
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	388	403	—	406	1
Mortgage-commercial	5,799	6,003	—	6,122	128
Consumer:
Home Equity	23	23	—	23	—
Other	9	9	—	11	—
	$6,310	$6,529	$—	$6,656	$130

The Company determined that all specific reserves for impaired loans were confirmed losses and were charged-off against outstanding loan balances during the six months ended June 30, 2011.

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

Note 5—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of June 30, 2011 and December 31, 2010, no loans were classified as doubtful.

(Dollars in thousands)		Special
June 30, 2011	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,208	$661	$525	$—	$21,394
Real estate:
Construction	3,174	—	4,906	—	8,080
Mortgage — residential	40,962	130	780	—	41,872
Mortgage — commercial	199,448	9,933	10,697	—	220,078
Consumer:
Home Equity	27,819	—	423	—	28,242
Other	5,940	54	11	—	6,005
Total	$297,551	$10,778	$17,342	$—	$325,671

(Dollars in thousands)		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,722	$232	$602	$—	$20,556
Real estate:
Construction	5,111	—	5,429	—	10,540
Mortgage — residential	44,815	—	1,869	—	46,684
Mortgage — commercial	196,153	8,270	13,874	—	218,297
Consumer:
Home Equity	27,501	100	146	—	27,747
Other	6,124	6	—	—	6,130
Total	$299,426	$8,608	$21,920	$—	$329,954

At June 30, 2011 and December 31, 2010, non-accrual loans totaled $3.3 million and $5.9 million, respectively.

Troubled debt restructurings included in impaired loans at June 30, 2011 and December 31, 2010 amounted to $4.3 million and $4.4 million, respectively.  Troubled debt restructurings in nonaccrual status at June 30, 2011 and December 31, 2010 amounted to $1.3 million and $696 thousand, respectively.

There were no loans greater than ninety days delinquent and still accruing interest at June 30, 2011.  Loans greater than ninety days delinquent and still accruing interest at December 31, 2010 amounted to $373 thousand.

Note 5—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2011 and December 31, 2010:

(Dollars in thousands) June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$75	$102	$—	$55	$232	$21,162	$21,394
Real estate:
Construction	—	—	—	—	—	8,080	8,080
Mortgage-residential	562	263	—	388	1,213	40,659	41,872
Mortgage-commercial	444	401	—	2,839	3,684	216,394	220,078
Consumer:
Home equity	80	107	—	23	210	28,032	28,242
Other	35	—	—	9	44	5,961	6,005
Total	$1,196	$873	$—	$3,314	$5,383	$320,288	$325,671

(Dollars in thousands) December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$201	$10	$—	$55	$266	$20,288	$20,554
Real estate:
Construction	—	—	—	—	—	10,540	10,540
Mortgage-residential	264	17	—	1,527	1,808	44,877	46,685
Mortgage-commercial	351	1,168	373	4,258	6,150	212,147	218,297
Consumer:
Home equity	252	106	—	38	396	27,352	27,748
Other	24	15	—	12	51	6,079	6,130
Total	$1,092	$1,316	$373	$5,890	$8,671	$321,283	$329,954

Note 6 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note. 5-Loans.

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

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any

Note 6 - Recently Issued Accounting Pronouncements-continued

material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Company does not expect the amendment to have any impact on the financial statements.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

Loans held for sale — The fair value approximates the carrying value as the Company has firm purchase commitments to sell these loans at carrying value.

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

Note 7 — Fair Value of Financial Instruments-continued

Accrued Interest Receivable - The fair value approximates the carrying value.

Interest rate cap/swap - The fair value approximates the carrying value.

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

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$21,619	$21,619	$26,461	$26,461
Available-for-sale securities	204,485	204,485	189,309	189,309
Other investments, at cost	6,257	6,257	6,841	6,841
Loans held for sale	625	625	—	—
Loans receivable	325,671	324,666	329,954	326,805
Allowance for loan losses	4,716	—	4,911	—
Net loans	320,955	324,666	325,043	326,805
Accrued interest	1,986	1,986	2,113	2,113
Interest rate cap/floor/swap	(733)	(733)	(778)	(778)

Financial liabilities:
Non-interest bearing demand	$82,476	$82,476	$72,625	$72,625
NOW and money market accounts	134,627	134,627	123,604	123,604
Savings	32,518	32,518	29,886	29,886
Time deposits	221,296	223,940	229,229	232,444
Total deposits	470,917	473,561	455,344	458,559
Federal Home Loan Bank Advances	54,228	59,854	68,094	73,619
Short term borrowings	15,651	15,651	12,806	12,806
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	1,790	1,790	2,121	2,121

Note 8 — Subsequent Events

On July 29, 2011, the Bank signed a definitive agreement to acquire the assets and liabilities of Palmetto South Mortgage Corporation.  The purchase price is based on an earn out which is contingent on meeting certain profitability metrics.  The earn out terms over a three year period provide for contingent consideration which ranges from $0 to $1.2 million based upon annual net income. Management anticipates the amount will be approximately $700,000 based upon recent past operating results. The purchase price of operating assets was $22,000. This transaction is not deemed to be material to the financial statements taken as a whole.  In conjunction with this transaction, the Bank has entered into an agreement to lease the Palmetto South Mortgage Corporation office building.  The terms of the operating lease are for a three year period at $5 thousand per month with an option to renew for an additional three year period.

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events other than disclosed above occurred requiring accrual or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements  may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•                  changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries,

•                  our ability to comply with the terms of the formal written agreement between the Bank and the Office of the Comptroller of the Currency (the “OCC”) within the timeframes specified;

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

•                  increased funding costs due to market illiquidity, increased competition for funding, or increased regulatory requirements with regard to funding,

•                  changes occurring in business conditions and inflation;

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2011 as compared to the six month and three month period ended June 30, 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2011 and our notes included in the consolidated financial statements in our 2010 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments, including our private label MBSs and other corporate debt security holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the six and three months ended June 30, 2011 and 2010.

Recent Developments

Regulatory Developments

Formal Agreement.  On April 6, 2010, the Bank entered into a formal written agreement (the “Formal Agreement”) with its primary federal regulator, the OCC.  The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank is driven by the rating agencies’ downgrades of non-agency MBSs in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has, however, separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of December 31, 2010 and June 30, 2011, the Bank exceeds each of these ratios and remains “well capitalized.”

The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement.  The Bank intends to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required to the OCC.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC.  However, based on our discussions with the OCC, management believes the Bank is currently in substantial compliance with the Formal Agreement.  Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

Memorandum of Understanding.  On June 15, 2010 the Company entered into a memorandum of understanding (the “MOU”) with the Federal Reserve Bank of Richmond.  The MOU includes, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends; appointing any new director or senior executive officer, or changing the position of any senior executive officer; directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank; directly or indirectly, incurring, increasing or guaranteeing any debt; and directly or indirectly, purchasing or redeeming any shares of its stock. We have complied with all of the requirements of the MOU, and the Federal Reserve Bank of Richmond has approved our request to pay dividends for each quarter since the inception of the MOU.

Evaluation of Potential Charter Conversion.  The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  The Bank is currently exploring whether to convert from a federally-chartered national bank to a South Carolina-chartered commercial bank.  The Bank believes that a conversion to a state-chartered bank would, among other things, reduce certain regulatory expenses and potentially eliminate certain of the restrictions on the Bank’s ability to pay cash dividends to the Company.  No assurances can be made that regulatory expenses would decrease or that the Bank would be permitted to pay cash dividends to the Company in the future in the event of a conversion.  Conversion to a South Carolina-chartered bank would be subject to regulatory approval.  In the event the Bank converted its charter to a state bank, the Bank would be subject to regulation by both the South Carolina State Board of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”) rather than the OCC.  The Bank’s deposits would continue to be fully insured by the FDIC in accordance with applicable laws and regulations.

Strategic Developments

The Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation (“Palmetto South”), effective July 31, 2011.  Palmetto South, which will operate as a division of the Bank, offers mortgage loan products for home purchase or refinance in the South Carolina market area.  The acquisition price will be paid during a three year earn out period with the actual amount calculated based on the achievement of certain profitability metrics.  The earn out terms over the three year period provide for contingent consideration which ranges from $0 to $1.2 million based upon annual net income. Management anticipates the amount will be approximately $700,000 based upon recent past operating results. The purchase price of operating assets was $22,000.

Comparison of Results of Operations for Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Net Income

Our net income for the six months ended June 30, 2011 was $1.3 million, or $0.29 diluted earnings per common share, as compared to $1.1 million, or $0.23 diluted earnings per common share, for the six months ended June 30, 2010.  The increase in net income between the two periods is primarily due to a lower provision for loan losses and an increase of $759 thousand in non-interest income.  These were partially offset by a $624 thousand increase in non- interest expense during the six months ended June 30, 2011 as compared to the same period in 2010.  Non-interest income increased as a result of significantly lower OTTI write-downs on securities as well as a lower fair value adjustment on our interest rate swap in the first six months of 2011 as compared to the same period in 2010.  Average earning assets decreased by $5.3 million in the first six months of 2011 as compared to the same period in 2010.  Average earning assets were $549.2 million during the six months ended June 30, 2011 as compared to $554.5 million during the six months ended June 30, 2010.  The decrease in average earning assets was primarily a result of our decision to use liquid assets to pay down Federal Home Loan Bank advances of $13.9 million during the six months ended June 30, 2011. As a result of the decrease in earning assets, the net interest income decreased by $99 thousand in the first six months of 2011 as compared to the same period of 2010.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2011 and 2010, along with average balances and the related interest income and interest expense amounts.

Net interest income was $9.1 million for the six months ended June 30, 2011 as compared to $9.2 million for the six months ended June 30, 2010.  This decrease was primarily due to the decrease in earning assets.  Net interest margin on a taxable equivalent basis decreased 2 basis points, from 3.36% at June 30, 2010 to 3.34% at June 30, 2011.  The yield on earning assets decreased by 36 basis points in the first half of 2011 as compared to the same period in 2010. The yield on earning assets for the six months ended June 30, 2011 and 2010 was 4.74% and 5.10%, respectively.  The cost of interest-bearing liabilities during the first six months of 2011 was 1.63% as compared to 2.02% in the same period of 2010, resulting in a 39 basis points decrease. Continued low loan demand has resulted in loans comprising 60.5% of average earning assets in the first six months of 2011 as compared to 61.6% in the same period of 2010.  The lower average loan balances as well as reinvesting cash flows from maturing loans and investments at interest rates that have continued to decline over the last year have resulted in the 36 basis point decline in the yield on earning assets during the two periods.  Our cost of funds has declined by 39 basis points on average in the first six months of 2011 as compared to the same period of 2010.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 33.5% of our average interest bearing liabilities during the first six months of 2011 as compared to 28.4% in the same period of 2010.  Time deposits and borrowed funds, typically the higher costing funds, represent 66.5% of our average interest-bearing funds in the first six months of 2011 as compared to 71.6% during the same period in 2010.  The improvement in the overall mix of our funding sources has contributed to the reduction in our cost of funds during the first six months of 2011 as compared to the same period in 2010.

Provision and Allowance for Loan Losses

At June 30, 2011 and December 31, 2010, the allowance for loan losses was $4.7 million or 1.45% of total loans and $4.9 million or 1.49% of total loans, respectively.  Our provision for loan losses was $750 thousand for the six months ended June 30, 2011, as compared to $1.1 million for the six months ended June 30, 2010.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The annualized weighted average loss ratios over the 24 month period ended June 30, 2011 for loans classified substandard, special mention and pass have been approximately 7.21%, 3.45% and 0.39%, respectively. The unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes. Given the ongoing uncertainty in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term this percentage may continue to increase slightly.

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

The decrease in the provision for the first six months of 2011 as compared to the same period in 2010 is a result of moderating levels of our classified and non-performing loans as well as some moderate improvement in economic conditions, including unemployment levels, in our markets. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.  Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the ongoing slowdown in the economy continue to result in ongoing stress to our loan portfolio as evidenced by higher levels of non-performing assets than we have historically experienced.  Non-performing assets were $12.3 million (2.03% of total assets) at June 30, 2011 as compared to $13.2 million (2.20% of total assets) at December 31, 2010.  While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There are 30 loans included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) totaling $3.3 million. The two largest are in the amount of $592 thousand and $601 thousand, respectively.  The first relationship in the amount of $592 thousand is a first mortgage on a number of investment condominium units and the second in the amount of $601 thousand is a first lien on an apartment complex.  These loans have been placed on a non-accrual status.  In both cases, we have obtained or are in the process of obtaining additional collateral to support the loan and give the borrowers additional time to work through their current cash flow problems.  Based on the current valuations of the underlying collateral and the additional collateral, it is not anticipated that we will incur a material loss if we are required to foreclose on the property in the future.  The average balance of the remaining 28 loans is approximately $75 thousand, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated evaluation and generally write the balance down to the fair value if the loan balance exceeds fair value.  At June 30, 2011, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $2.1 million (0.65% of total loans) that were delinquent 30 days to 89 days.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified 2 loan relationships in the amount of $529 thousand that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans. These loans are secured primarily by first liens on investment rental properties and it is not anticipated that we would have a material loss in the event we should subsequently foreclose on the properties.

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010

Average loans outstanding	$332,301	$341,701
Loans outstanding at period end	$325,671	$337,507
Non-performing assets:
Nonaccrual loans	$3,314	$6,867
Loans 90 days past due still accruing	—	—
Foreclosed real estate and other assets	8,972	4,742
Total non-performing assets	$12,286	$11,609

Beginning balance of allowance	$4,911	$4,854
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	142	656
Non-residential real estate	519	217
Home equity	132	157
Commercial	154	83
Installment & credit card	33	86
Total loans charged-off	980	1,199
Recoveries:
1-4 family residential mortgage	2	13
Non-residential real estate	—	1
Home equity	3	3
Commercial	14	17
Installment & credit card	16	19
Total recoveries	35	53
Net loan charge offs	945	1,146
Provision for loan losses	750	1,130
Balance at period end	$4,716	$4,838

Net charge -offs to average loans	0.28%	0.34%
Allowance as percent of total loans	1.45%	1.43%
Non-performing assets as % of total assets	2.03%	1.91%
Allowance as % of non-performing loans	142.31%	70.45%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30, 2011		December 31, 2010
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$362	6.6%	$681	6.2%
Real Estate — Construction	379	2.5%	905	3.2%
Real Estate Mortgage:
Commercial	1,697	67.4%	1,404	66.2%
Residential	514	13.0%	465	14.1%
Consumer:
Home Equity	425	8.7%	325	8.4%
Other	51	1.8%	88	1.9%
Unallocated	1,288	N/A	1,043	N/A
Total	$4,716	100.0%	$4,911	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2011 was $2.6 million as compared to $1.8 million during the same period in 2010.  Mortgage origination fees increased $105 thousand primarily as a result of continued refinancing activity as a result of the low interest rate environment as well as an increased marketing effort during the first half of 2011 which has resulted in an increase in new and existing home purchase activity.  As a result, we have experienced an increase in the percentage of purchase activity as compared to our total mortgage loan origination production.  In the six months ended June 30, 2011, we had gains on sale of securities in the amount of $141 thousand, as compared to $109 thousand in the comparable period of 2010.  These gains related primarily to the sale of certain non-agency MBSs that have previously been written down to below investment grade as well as other investment grade non-agency MBSs and shares of Federal Home loan Mortgage Corporation (FHLMC) preferred stock.  The FHLMC preferred stock had previously been written down in 2008 as a result of FHLMC being placed into conservatorship.  These sales served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions has been reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less.  In the six months ended June 30, 2010, we had gains on the sale of securities in the amount of $106 thousand.  This was a result of restructuring a portion of our available-for-sale investments in the second quarter of 2010. We sold a collateral debt obligation realized a loss in the amount of $1.7 million.  During this same period, we sold approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold and realized the net gain of $106 thousand.  The restructuring of the portfolio was initiated to position the portfolio for a rising rate environment as well as investing in securities that had a lower regulatory risk weighting such as GNMA MBSs and SBA pools.  During the first six months of 2011, we experienced a negative fair value adjustment on a $10 million interest rate swap agreement entered into in 2008 in the amount of $125 thousand (see Note 3 to financial statements and “Market Risk Management “ section below).  During the same period of 2010, the negative fair value adjustment on the interest rate swap amounted to $443 thousand.  During the first six months of 2011, we incurred OTTI charges of $4 thousand (credit component) on the only pooled trust preferred security held in our investment portfolio.  This compares to OTTI charges of $174 thousand (credit component) on five private label MBSs and $185 thousand on the same pooled trust preferred security recognized during the first six months of 2010 (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information).  Since the first quarter of 2010, we have engaged a third party on a quarterly basis to obtain information about structure and anticipated cash flows and to assist us in evaluating and monitoring of our private label MBSs portfolio.

Non-interest income “Other” increased to $974 thousand in the first six months of 2011 as compared to $861 thousand during the same period of 2010.  The increase results primarily from an increase in of $71 thousand in ATM surcharge and debit card exchange fees.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions is October 1, 2011. The results of these final rules may significantly impact our interchange income from debit card transactions in the future.  We believe this legislation also will ultimately impose significant new costs associated with compliance with new regulations as well as costs that will be passed in connection with increased regulatory oversight. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Total non-interest expense increased by $624 thousand or 7.4% during the first six months of 2011, as compared to the same period in 2010.  Salary and benefit expense increased by $204 thousand from $4.3 million in the first six months of 2010 to $4.5 million in the first six months of 2011.  At June 30, 2011, we had 147 full time equivalent employees as compared to 144 at June 30, 2010.  The increase in the number of full time equivalent employees along with normal salary adjustments made over the last twelve months account for the increase in salary and benefit expense between the two periods.  FDIC insurance assessments increased by $92 thousand in the first six months of 2011as compared to the same period in 2010.  The assessment rate for the first quarter of 2010 was approximately 17 basis points on deposits. Beginning in the second quarter 2010, this rate was increased to approximately 22 basis points.  The higher assessment base plus an increase in deposits between the periods account for the increase in the assessment between periods.  The assessment base changed to an asset based calculation effective for the second quarter of 2011.  This new assessment base is expected to reduce our quarterly assessment by approximately $20 thousand per quarter based on our current deposit balances.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three year period. Our prepayment made in December 2009 totaled approximately $2.9 million.  At June 30, 2011 the remaining prepaid insurance assessment amounted to $1.4 million and is included in “Other assets”.  Marketing and public relations expenses increased by $101 thousand in the first half of 2011 as compared to the same period in 2010.  This increase is primarily a result of planned increases in marketing related to our mortgage loan program during 2011.  Other real estate expenses increased by $211 thousand in the first six months of 2011as compared to the same period in 2010.  This increase relates to the higher level of real estate owned and includes amounts for property taxes and insurance as well as other maintenance and repair expenses. The other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Six months ended
	June 30,
(In thousands)	2011	2010
Data processing	$235	$200
Supplies	86	74
Telephone	147	136
Correspondent services	105	96
Insurance	106	106
Postage	87	96
Professional fees	483	585
Director fees	145	136
Other Miscellaneous	396	344
	$1,790	$1,773

Income Tax Expense

Our effective tax rate was 28.7% and 24.1% in the first six months of 2011 and 2010, respectively.  The higher effective tax rate is a result of a lower amount of interest on tax exempt securities and a lower amount of tax exempt income on insurance policies in the first half of 2011as compared to the same period in 2010.  Our effective tax rate is currently expected to remain between 28.0% to 32.0% throughout 2011.

Comparison of Results of Operations for Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2011 and 2010, along with average balances and the related interest income and interest expense amounts.

Our net income for the second quarter of 2011 was $726 thousand, or $0.17 diluted earnings per common share, as compared to $475 thousand, or $0.10 diluted earnings per common share, in the same period of 2010.  Net interest income increased by $154 thousand for the three months ended June 30, 2011 from $4.5 million in 2010 to $4.6 million in 2011.  The increase in net interest income is due to an increase in our net interest margin in the second quarter of 2011 as compared to the same period of 2010.  The net-interest margin for the second quarter of 2011 on a tax equivalent basis was 3.37% as compared to 3.25% in 2010.  The yield on average earning assets decreased to 4.71% in the second quarter of 2011 from 4.97% in the second quarter of 2010. The cost of interest bearing liabilities also decreased to 1.57% in the second quarter of 2011 as compared to 1.99% in the second quarter of 2010.

Average earning assets decreased slightly from $554.7 million during the second quarter of 2010 as compared to $550.3 million during the second quarter of 2011.  The decrease in the level of average earning assets is primarily a result of the pay down of Federal Home Loan Bank advances in the amount of $10.0 million in the second quarter of 2011.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2011 was $390 thousand as compared to $580 thousand for the three months ended June 30, 2010.  This decrease is primarily a result of a decrease in our loan production as well as a decrease in the balance of the overall portfolio during this period (See “Comparison of Results of Operations for Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010” above).

Non-interest Income and Non-interest Expense

For the three months ended June 30, 2011, we had non-interest income of $1.2 million as compared to non-interest income of $980 thousand in the same period of 2010.  The increase is primarily a result of a lower negative fair value adjustment on our interest rate swap of $247 thousand in the 2010 three month period as compared to a negative adjustment of $129 thousand in the same period of 2011. The interest rate swap is adjusted to fair value as of the end of each quarter. During the second quarter of 2010 we recorded write-downs related to OTTI charges on certain downgraded investment securities of $216 thousand as compared to no OTTI charges in the second quarter of 2011.  Also, during the second quarter of 2011, we recorded a loss on sale of other real estate owned in the amount of $44 thousand as compared to a gain of $31 thousand in the same quarter of 2010.

Total non-interest expense increased by $171 thousand in the second quarter of 2011, as compared to the same period of 2010.  An increase in other real estate expenses of $55 thousand in the second quarter of 2011 as compared to the same period of 2010 is a result of the increased balance of other real estate owned and includes cost associated with foreclosure as well as property taxes paid on prior year delinquent taxes on certain properties.

All other variances in non-interest expenses during the three months ended June 30, 2011 as compared to the same period of 2010 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $605.2 million at June 30, 2011 as compared to $599.0 million at December 31, 2010, an increase of $6.2 million.  Loans, including loans held for sale, at June 30, 2011 were $326.3 million as compared to $330.0 million at December 31, 2010.  We funded in excess of $26.5 million of new loan production in the first half of 2011.  Loan production less scheduled pay downs during the period as well as transfers from loans to other real estate owned resulted in the $3.7 million net loan decrease during the period.  At June 30, 2011 and December 31, 2010, loans accounted for 59.3% and 60.5% of earning assets, respectively.  The loan-to-deposit ratio at June 30, 2011 was 69.3% as compared to 72.5% at December 31, 2010.  Investment securities increased from $196.2 million at December 31, 2010 to $210.7 million at June 30, 2011.  Deposits increased by $15.6 million to $470.9 million at June 30, 2011 as compared to $455.3 million at December 31, 2010.  The increase in our deposits were primarily used to pay down scheduled Federal Home Loan Bank advance maturities of $13.9 million during the six months ended June 30, 2011.  Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we have continued our strategy to control the growth of our balance sheet during the first half of 2011.  We have focused on growing our “pure” deposit base (non-interest bearing, NOW and money market and savings accounts) while continuing to fund soundly underwritten loans.  During the six months ended June 30, 2011, pure deposits grew by $23.5 million and time deposits decreased by $7.9 million.  The change in the mix of our funding resulted in a lower overall cost of funds since time deposits typically are higher costing funds.

During the first half of 2011, we sold 14 non-agency MBSs with a total book value of approximately $29.8 million.  Ten of these securities in the total amount of $21.3 million were rated below investment grade by the rating agencies with the other four rated above investment grade.  The sales of these non-agency MBSs during the first six months of 2011 have served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions was reinvested in the investment portfolio in securities with a risk rating of 20% or less, thus further improving our risk-based capital ratios.  As previously noted, these downgraded investments have been under great deal of scrutiny by our primary regulatory agency as a result of being downgraded. As previously noted, it is our opinion that the rating system and the regulatory concerns do not properly reflect the overall credit risk in these type of multi-obligor securities since neither adequately considers the price paid by the holder of the bond.  The demand for these securities and resulting spreads investors are requiring to acquire these securities have improved throughout 2010 and into 2011.  As a result of the improved pricing, as noted above, we began to sell some of these securities in the first half of 2011.  In addition to improving regulatory capital ratios since the proceeds are primarily invested in lower regulatory risk weighted assets, the sales of these  non-agency MBSs also served to reduce the regulatory concern related to the downgraded securities portfolio.

The non-agency MBSs discussed above as well as certain other corporate securities generally started being downgraded in early 2009. The following chart provides a summary of the reduction in non-agency MBSs, in total and those that have been downgraded, as well as the corporate downgraded securities since December 31, 2009 through June 30, 2011. The significant reduction is a result of the transactions discussed above, monthly principal paydowns and to a lesser extent previously recorded OTTI.

	12/31/09	12/31/10	03/31/2011	06/30/11
Total Non-Agency MBSs	$65,793	$51,436	$23,472	$18,421

Below Investment Grade Non-Agency MBSs	$42,863	$37,078	$19,148	$14,506
Other Below Investment Grade Securities	8,857	1,877	1,872	1,872
Total Below Investment Grade Securities	$51,720	$38,955	$21,020	$16,378

Quality loan portfolio growth continues to be a strategic focus in 2011 and beyond.  One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the very slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

	June 30,		December 31,
	2011		2010
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$21,394	6.6%	$20,555	6.2%
Real estate:
Construction	8,080	2.5%	10,540	3.2%
Mortgage — residential	41,872	12.8%	46,684	14.1%
Mortgage — commercial	220,078	67.6%	218,298	66.2%
Consumer:
Home Equity	28,242	8.7	27,747	8.4%
Other	6,005	1.8	6,130	1.9%
Total gross loans	325,671	100.0%	329,954	100.0%
Allowance for loan losses	(4,716)		(4,911)
Total net loans	$320,955		$325,043

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

We are currently liability sensitive within one year.  However, neither the “gap” analysis nor the asset/liability modeling is a precise indicator of our interest sensitivity position due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.  Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net interest income over the next twelve months.

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At June 30, 2011 and December 31, 2010, the fair value of the contract was a negative $733 thousand and $778 thousand, respectively. A fair value adjustment for the swap of ($125 thousand) and ($196 thousand) was recognized in other income for the periods ended June 30, 2011 and 2010, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2011, March 31, 2011 and December 31, 2010 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	June 30, 2011	March 31, 2011	December 31, 2010
+200bp	+ 3.23%	+ 2.27%	-0.48%
+100bp	+ 1.95%	+ 1.25%	-0.37%
Flat	-	-	—
-100bp	- 7.89%	- 5.82%	-1.69%
-200bp	- 15.12%	- 13.54%	-6.72%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At June 30, 2011, March 31, 2011 and December 31, 2010 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 6.79%, 23.9% and 30.0%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represents 36.0% of total assets at June 30, 2011.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At June 30, 2011, the amount of certificates of deposits of $100 thousand or more represented 18.2% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2011, we had issued commitments to extend credit of $42.2 million, including $24.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 7.3% and 7.0% of total assets at June 30, 2011 and December 31, 2010.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million with two financial institutions, although these have not utilized in 2010 or the first half of 2011.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The Federal Home Loan Bank of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  Generally, to be considered adequately capitalized, the OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios are 4.0%, 8.0% and 4.0%, respectively.

As previously disclosed, on April 6, 2010, the Bank entered into the Formal Agreement with the OCC. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank. As reflected in the

Formal Agreement, the OCC’s primary concern with the Bank was driven by the rating agencies downgrades of non-agency MBSs in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector (see discussion above under “Investments” and Note 4 “Investments” to the Financial Statements”). The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.

In addition to the Formal Agreement, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of June 30, 2011 and December 31, 2010, the Bank exceeds these ratios. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.75%, 14.21%, and 15.49%, respectively, at June 30, 2011 as compared to 8.48%, 13.24%, and 14.49%, respectively, at December 31, 2010. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.98%, 14.57%, and 15.87%, respectively at June 30, 2011 as compared to 8.79%, 13.73% and 14.99%, respectively at December 31, 2010. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months. In addition, we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next 12 months.

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. In addition to the Formal Agreement, the approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur.  However, restrictions currently exist, including within the Formal Agreement, that prohibit the Bank from paying cash dividends to the Company. In addition, the Company must currently obtain preapproval of the Federal Reserve before paying dividends.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$332,301	$9,629	5.84%	$341,701	$10,025	5.92%
Securities:	199,775	3,236	3.27%	188,116	3,954	4.24%
Federal funds sold and securities purchased under agreements to resell	17,116	41	0.48%	24,656	45	0.37%
Total earning assets	549,192	12,906	4.74%	554,473	14,024	5.10%
Cash and due from banks	7,542			8,095
Premises and equipment	17,887			18,519
Other assets	33,123			31,598
Allowance for loan losses	(4,845)			(4,881)
Total assets	$602,899			$607,804
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$79,774	148	0.37%	$66,008	172	0.53%
Money market accounts	47,999	111	0.47%	43,498	179	0.83%
Savings deposits	31,168	26	0.17%	27,950	42	0.30%
Time deposits	223,198	2,158	1.95%	242,784	2,912	2.42%
Other borrowings	91,813	1,390	3.05%	104,464	1,547	2.99%
Total interest-bearing liabilities	473,952	3,833	1.63%	484,704	4,852	2.02%
Demand deposits	81,883			76,125
Other liabilities	4,510			4,854
Shareholders’ equity	42,554			42,121
Total liabilities and shareholders’ equity	$602,899			$607,804

Net interest spread			3.11%			3.08%
Net interest income/margin		$9,073	3.33%		$9,172	3.34%
Net interest income/margin FTE basis	$13	$9,086	3.34%	$56	$9,228	3.36%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$330,939	$4,821	5.84%	$339,864	$4,975	5.87%
Securities:	203,158	1,625	3.21%	184,656	1,867	4.06%
Federal funds sold and securities purchased	16,250	20	0.49%	30,158	27	0.36%
Total earning assets	550,347	6,466	4.71%	554,678	6,869	4.97%
Cash and due from banks	7,078			8,021
Premises and equipment	17,805			18,428
Other assets	32,743			32,329
Allowance for loan losses	(4,764)			(4,860)
Total assets	$603,209			$608,596

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$81,150	$75	0.37%	$68,801	$101	0.59%
Money market accounts	49,534	58	0.47%	44,332	91	0.82%
Savings deposits	31,957	13	0.16%	28,977	23	0.32%
Time deposits	221,800	1,039	1.88%	240,439	1,419	2.37%
Other borrowings	88,727	662	2.99%	101,019	770	3.06%
Total interest-bearing liabilities	473,168	1,847	1.57%	483,568	2,404	1.99%
Demand deposits	82,544			77,810
Other liabilities	4,157			4,970
Shareholders’ equity	43,340			42,248
Total liabilities and shareholders’ equity	$603,209			$608,596

Net interest spread			3.14%			2.98%
Net interest income/margin		$4,619	3.37%		$4,465	3.23%
Net interest income/margin FTE basis	$5	$4,624	3.37%	$28	$4,493	3.25%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2011 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2010.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of

Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	August 5, 2011	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	August 5, 2011	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.