Form 10-Q
period 2011-09-30
FIRST COMMUNITY CORP /SC/
filed 2011-11-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 9, 2011, 3,303,519 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2010
ASSETS
Cash and due from banks	$9,465	$7,114
Interest-bearing bank balances	8,217	19,102
Federal funds sold and securities purchased under agreements to resell	305	245
Investment securities - available for sale	208,900	189,309
Other investments, at cost	5,984	6,841
Loans held for sale	5,195	—
Loans	324,233	329,954
Less, allowance for loan losses	4,708	4,911
Net loans	319,525	325,043
Property, furniture and equipment - net	17,593	18,026
Bank owned life insurance	10,877	10,773
Other real estate owned	8,269	6,904
Intangible assets	793	881
Other assets	11,761	14,785
Total assets	$606,884	$599,023
LIABILITIES
Deposits:
Non-interest bearing demand	$84,857	$72,625
NOW and money market accounts	139,462	123,604
Savings	32,670	29,886
Time deposits less than $100,000	131,747	143,946
Time deposits $100,000 and over	84,424	85,283
Total deposits	473,160	455,344
Securities sold under agreements to repurchase	16,927	12,686
Federal Home Loan Bank advances	48,724	68,094
Junior subordinated debt	15,464	15,464
Other borrowed money	100	120
Other liabilities	5,809	5,518
Total liabilities	560,184	557,226
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	11,111	11,035
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,303,519 at September 30, 2011, 3,270,135 at December 31, 2010	3,304	3,270
Common stock warrants issued	509	509
Nonvested restricted stock	(39)	—
Additional paid in capital	49,146	48,956
Accumulated deficit (loss)	(18,374)	(19,732)
Accumulated other comprehensive income	1,043	(2,241)
Total shareholders’ equity	46,700	41,797
Total liabilities and shareholders’ equity	$606,884	$599,023

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$14,376	$14,970
Taxable securities	4,803	5,632
Non taxable securities	51	168
Federal funds sold and securities purchased under resale agreements	28	44
Other	30	28
Total interest income	19,288	20,842
Interest expense:
Deposits	3,557	4,860
Federal funds sold and securities sold
under agreement to repurchase	29	50
Other borrowed money	2,001	2,277
Total interest expense	5,587	7,187
Net interest income	13,701	13,655
Provision for loan losses	1,110	1,365
Net interest income after provision for loan losses	12,591	12,290
Non-interest income:
Deposit service charges	1,376	1,421
Mortgage origination fees	1,152	691
Investment advisory fees and non-deposit commissions	531	416
Gain on sale of securities	274	324
Gain (loss) on sale of other assets	(109)	18
Fair value (loss) adjustments	(185)	(644)
Other-than-temporary-impairment write-down on securities	(54)	(799)
Loss on early extinguishment of debt	(74)	—
Other	1,480	1,247
Total non-interest income	4,391	2,674
Non-interest expense:
Salaries and employee benefits	7,002	6,610
Occupancy	953	918
Equipment	858	873
Marketing and public relations	361	301
FDIC assessments	681	735
Other real estate expense	638	536
Amortization of intangibles	466	466
Other	2,807	2,597
Total non-interest expense	13,766	13,036
Net income before tax	3,216	1,928
Income taxes	963	471
Net income	$2,253	$1,457
Preferred stock dividends	502	497
Net income available to common shareholders	$1,751	$960
Basic earnings per common share	$0.53	$0.29
Diluted earnings per common share	$0.53	$0.29

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,747	$4,946
Taxable securities	1,600	1,755
Non taxable securities	18	91
Federal funds sold and securities purchased under resale agreements	7	17
Other	10	9
Total interest income	6,382	6,818
Interest expense:
Deposits	1,114	1,555
Federal funds sold and securities sold
under agreement to repurchase	11	13
Other borrowed money	629	767
Total interest expense	1,754	2,335
Net interest income	4,628	4,483
Provision for loan losses	360	235
Net interest income after provision for loan losses	4,268	4,248
Non-interest income:
Deposit service charges	440	459
Mortgage origination fees	698	342
Investment advisory fees and non-deposit commissions	218	82
Gain on sale of securities	133	218
(Loss) on sale of other assets	(18)	(10)
Fair value (loss) adjustments	(60)	(201)
Other-than-temporary-impairment write-down on securities	(50)	(440)
Loss on early extinguishment of debt	(74)	—
Other	401	472
Total non-interest income	1,688	922
Non-interest expense:
Salaries and employee benefits	2,493	2,305
Occupancy	336	312
Equipment	287	290
Marketing and public relations	64	105
FDIC assessment	176	323
Other real estate expense	134	243
Amortization of intangibles	156	155
Other	912	911
Total non-interest expense	4,558	4,644
Net income before tax	1,398	526
Income taxes	441	132
Net income	$957	$394
Preferred stock dividends	167	166
Net income available to common shareholders	$790	$228
Basic earnings per common share	$0.24	$0.07
Diluted earnings per common share	$0.24	$0.07

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Nine Months ended September 30, 2011 and September 30, 2010

(Unaudited)

								Other
				Common	Additional	Nonvested	Retained	Comprehensive
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Earnings	Income
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	(Deficit)	(Loss)	Total
Balance, December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440
Comprehensive income:
Net income							1,457		1,457
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of tax of $732								1,341
Less: reclassification adjustment for gain included in net income, net of tax benefit $113								(211)
Reclassification adjustment for Other- than-temporary impairment included in income net of tax of $280								519
Other comprehensive income								1,649	1,649
Comprehensive income:									3,106
Amortization of compensation on restricted stock						79			79
Dividends: Common ($0.12 per share)							(391)		(391)
Preferred	72						(497)		(425)
Dividend reinvestment plan		14	14		66				80
Balance, September 30, 2010	$11,011	3,266	$3,266	$509	$48,939	$—	$(19,832)	$(4)	$43,889

Balance, December 31, 2010	$11,035	3,270	$3,270	$509	$48,956	$—	$(19,732)	$(2,241)	$41,797
Comprehensive income:
Net income							2,253		2,253
Other comprehensive income:
Unrealized gain during period on available-for-sale securities net of tax of $1,806								3,427
Less: reclassification adjustment for gain included in net income, net of tax benefit of $96								(178)
Reclassification adjustment for Other- than-temporary impairment included in income net of tax of $19								35
Other comprehensive income								3,284	3,284
Comprehensive income:									5,537
Issuance of restricted stock		23	23		133	(65)			91
Amortization of compensation on restricted stock						26			26
Dividends: Common ($0.12 per share)							(393)		(393)
Preferred	76						(502)		(426)
Dividend reinvestment plan		11	11		57				68
Balance, September 30, 2011	$11,111	3,304	$3,304	$509	$49,146	$(39)	$(18,374)	$1,043	$46,700

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$2,253	$1,457
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	634	667
Premium amortization	1,355	943
Provision for loan losses	1,110	1,365
Writedowns of other real estate owned	243	274
(Gain)loss on sale of other real estate owned	109	(19)
Amortization of intangibles	466	466
Gain on sale of securities	(274)	(324)
Loss on early extinguishment of debt	74	—
Other-than-temporary-impairment on securities	54	799
Net decrease in fair value option instruments and derivatives	185	644
(Increase) decrease in other assets	520	(591)
Increase in other liabilities	292	574
Net cash provided in operating activities	7,021	6,255
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(91,464)	(100,532)
Maturity of investment securities available-for-sale	28,919	30,933
Proceeds from sale of securities available-for-sale	47,792	56,504
Purchase of investment securities held-to-maturity	—	(10)
Maturity of investment securities held-to-maturity	—	6,962
Decrease (increase) in loans	(4,535)	7,428
Proceeds from sale of other real estate owned	2,141	1,866
Purchase of property and equipment	(211)	(127)
Proceeds from sale of land	9	—
Net cash provided (used) in investing activities	(17,349)	3,024
Cash flows from financing activities:
Increase in deposit accounts	17,815	11,995
Increase (decrease) in securities sold under agreements to repurchase	4,241	(4,793)
Decrease in other borrowings	(20)	(44)
Advances from the FHLB	1,500	—
Repayment of advances FHLB	(20,945)	(4,620)
Dividends paid: Common Stock	(393)	(391)
Preferred Stock	(502)	(497)
Dividend reinvestment plan	158	79
Net cash provided from financing activities	1,854	1,729
Net increase (decrease) in cash and cash equivalents	(8,474)	11,008
Cash and cash equivalents at beginning of period	26,461	20,844
Cash and cash equivalents at end of period	$17,987	$31,852
Supplemental disclosure:
Cash paid during the period for:
Interest	$5,967	$6,939
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$3,284	$1,651
Transfer of loans to foreclosed property	$3,694	$6,339
Transfer of HTM securities with OTTI to AFS securities	$—	$5,800

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

The Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation (“Palmetto South”), effective July 31, 2011.  Palmetto South, which operates as a division of the Bank, offers mortgage loan products for home purchase or refinance in the South Carolina market area.  The acquisition price will be paid during a three year earn out period with the actual amount calculated based on the achievement of certain profitability metrics.  The earn out terms over the three year period provide for contingent consideration which ranges from $0 to $1.2 million based upon annual net income. Management anticipates the amount will be approximately $600 thousand based upon recent past operating results. The purchase price of operating assets was $22 thousand.

In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity and comprehensive income (loss), and the consolidated statements of cash flows of  the Company, present fairly in all material respects the Company’s financial position at September 30, 2011 and December 31, 2010, the Company’s results of operations for the nine and three months ended September 30, 2011 and 2010, and the Company’s cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 2 — Earnings Per Share

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Nine months		Three months
	ended September 30,		ended September 30,
(In thousands, except price per share)	2011	2010	2011	2010
Numerator (Net income available to common shareholders)	$1,751	$960	$790	$228
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,280	3,259	3,294	3,264
Dilutive securities:
Stock options — Treasury stock method	—	—	—	—
Diluted earnings per share	3,280	3,259	3,294	3,264
The average market price used in calculating assumed number of shares	$6.45	$6.02	$6.19	$5.55

At September 30, 2011, there were 77,450 outstanding options at an average exercise price of $19.07 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.45 and $6.19 for the nine and three-month periods ended September 30, 2011, respectively, and therefore are not deemed to be dilutive.  At September 30, 2010 there were 190,256 outstanding options at an average exercise price of $13.28 and warrants for 196,000 shares at $8.69.  None of the options or warrants has an exercise price below the average market price of $6.02 and $5.55 for the nine and three-month periods ended September 30, 2010, respectively, and therefore are not deemed to be dilutive.

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

Note 3 —Assets and Liabilities Measured at Fair Value-continued

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities Available for Sale: Measurement is on a recurring basis based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities (“MBSs”) issued by government sponsored enterprises and private label MBSs.  Generally these fair values are priced from established pricing models.  Level 3 securities include corporate debt obligations and asset—backed securities that are less liquid or for which there is an inactive market.

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

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

The following tables reflect the changes in fair values for the nine and three-month periods ended September 30, 2011 and 2010 and where these changes are included in the income statement:

(Dollars in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Description	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)	Non-interest income: Fair value adjustment gain (loss)
Interest rate cap/swap	$(185)	$(644)	$(60)	$(201)
Total	$(185)	$(644)	$(60)	$(201)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2011 and December 31, 2010 that are measured on a recurring basis.  There were no liabilities carried at fair value as of September 30, 2011 or December 31, 2010 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$2,289	$—	$2,289	$—
Mortgage backed securities	144,601	—	144,601	—
Small Business Administration securities	38,059	—	38,059	—
State and local government	20,585	—	20,006	579
Corporate and other securities	3,366	925	2,441	—
	208,900	925	207,396	579

Interest rate cap/swap	(708)	—	—	(708)
Total	$208,192	$925	$207,396	$(129)

Note 3 —Assets and Liabilities Measured at Fair Value — continued

(Dollars in thousands)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$13,738	$—	$13,738	$—
Mortgage-backed securities	121,257	—	121,257	—
Small Business Administration securities	31,496	—	31,496	—
State and local government	19,055	—	18,430	625
Corporate and other securities	3,763	1,118	2,463	182
	189,309	1,118	187,384	807

Interest rate cap/swap	(778)	—	—	(778)
Total	$188,531	$1,118	$187,384	$29

The following tables reconcile the changes in Level 3 financial instruments for the nine and three months ended September 30, 2011, that are measured on a recurring basis.

(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Cap/Floor/Swap
Beginning Balance December 31, 2010	$625	$182	$(778)
Total gains or losses (realized/unrealized)
Included in earnings	—	(103)	(185)
Included in other comprehensive income	—	(79)	—
Purchases, issuances, and settlements	(46)	—	255
Transfers in and/or out of Level 3	—	—	—
Ending Balance September 30, 2011	$579	$—	$(708)

(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Cap/Floor/Swap
Beginning Balance June 30, 2011	$579	$99	$(733)
Total gains or losses (realized/unrealized)
Included in earnings	—	(99)	(60)
Included in other comprehensive income	—	—	—
Purchases, issuances, and settlements	—	—	85
Transfers in and/or out of Level 3	—	—	—
Ending Balance September 30, 2011	$579	$—	$(708)

Note 3 —Assets and Liabilities Measured at Fair Value — continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2011 and December 31, 2010 that are measured on a non-recurring basis.  Goodwill and other intangible assets are measured on a non-recurring basis at least annually.  The valuation is performed at September 30 of each year.  There were no liabilities carried at fair value as of September 30, 2011 or December 31, 2010 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$87	$—	$87	$—
Real estate:
Mortgage-residential	459	—	459	—
Mortgage-commercial	8,946	—	8,946	—
Consumer:
Home equity	7	—	7	—
Other	20	—	20	—
Total impaired	9,519	—	9,519	—
Other real estate owned:
Construction	2,207	—	2,207	—
Mortgage-residential	1,498	—	1,498	—
Mortgage-commercial	4,564	—	4,564	—
Total other real estate owned	8,269	—	8,269	—
Total	$17,788	$—	$17,788	$—

(Dollars in thousands)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$96	$—	$96	$—
Real estate:
Mortgage-residential	1,527	—	1,527	—
Mortgage-commercial	7,914	—	7,914	—
Consumer:
Home equity	38	—	38	—
Other	12	—	12	—
Total impaired	9,587	—	9,587	—
Other real estate owned:		—		—
Construction	2,331	—	2,331	—
Mortgage-residential	1,267	—	1,267	—
Mortgage-commercial	3,306	—	3,306	—
Total other real estate owned	6,904	—	6,904	—
Total	$16,491	$—	$16,491	$—

Note 4—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Government sponsored enterprises	$2,284	$5	$—	$2,289
Mortgage-backed securities	144,690	2,640	2,729	144,601
Small Business Administration pools	37,459	618	18	38,059
State and local government	19,511	1,074	—	20,585
Corporate and other securities	3,429	53	116	3,366
	$207,373	$4,390	$2,863	$208,900
December 31, 2010:
Government sponsored enterprises	$13,793	$44	$99	$13,738
Mortgage-backed securities	124,113	1,558	4,414	121,257
Small Business Administration pools	31,451	135	90	31,496
State and local government	19,128	217	290	19,055
Corporate and other securities	4,311	244	792	3,763
	$192,796	$2,198	$5,685	$189,309

During the nine months ended September 30, 2011 and September 30, 2010, the Company received proceeds of $47.8 million and $56.5 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $2.3 million and gross realized losses amounted to $2.0 million for the nine months ended September 30, 2011.  Gross realized gains amounted to $2.0 million and gross realized losses amounted to $1.7 million for the nine months ended September 30, 2010.

At September 30, 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.4 million, mutual funds at $898.6 thousand and Federal Home Loan Mortgage Corporation (the “FHLMC” or “Freddie Mac”) preferred stock of $26.2 thousand.  At December 31 2010, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.6 million, mutual funds at $883.1 thousand and FHLMC preferred stock of $234.6 thousand.

Note 4—Investment Securities - continued

During the nine and three months ended September 30, 2011 and 2010, the Company recorded OTTI losses on available-for-sale securities as follows:

	Nine months ended September 30, 2011		Three months ended September 30, 2011
(Dollars in thousands)	Available- for-sale securities	Total	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$262	$262	$191	$191
OTTI recognized in other comprehensive income (non-credit component)	208	208	141	141
Net impairment losses recognized in earnings (credit component)	$54	$54	$50	$50

	Nine months ended September 30, 2010		Three months ended September 30, 2010
(Dollars in thousands)	Available- for-sale securities	Total	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$1,558	$1,558	$440	$440
OTTI recognized in other comprehensive income (non-credit component)	759	759	—	—
Net impairment losses recognized in earnings (credit component)	$799	$799	$440	$440

Note 4—Investment Securities — continued

During 2011 and 2010, OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the nine months ended September 30, 2011 and 2010.

	2011	2010
	Available for	Available for	Held to
(Dollars in thousands)	Sale	Sale	Maturity

Balance at beginning of period	$2,143	$165	$326

Other-than-temporary-impairment not previously recognized	50	146	98

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	4	527	28

Other-than-temporary-impairment previously recognized on securities sold	(1,284)	—	—

Realized losses during the period	(177)	(73)	—
Transfer to available-for-sale	—	452	(452)
Balance related to credit losses on debt securities at end of period	$736	$1,217	$—

For the nine months ended September 30, 2011, there was one trust preferred security and one non-agency mortgage backed security in which $54 thousand of OTTI representing the credit loss was recognized in earnings.  For the three months ended September 30, 2011, there was $50 thousand of OTTI recognized in earnings for one non-agency mortgage backed security.  During the third quarter of 2011, the trust preferred security was sold and an additional $455 thousand loss was recorded in earnings.  The Company uses a third party to obtain information about the structure in order to determine how the underlying cash flows will be distributed to each security. For the trust preferred security, cash flows were evaluated assuming no prepayments with continued defaults of 150 basis-points annually and no subsequent recoveries of previous or ongoing defaults.

In evaluating the non-agency MBSs, relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two-year period at loss severities based on location and category.  The weighted average loss severity for the loans greater than 60 days delinquent is 58.9%.  The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 5.7%, 3.0%, and 49.8%, respectively. The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as investment related single-family, 2-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 4—Investment Securities — continued

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2011and December 31, 2010.

	Less than 12 months		12 months or more		Total
(Dollars in thousands) September 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	27,771	257	3,011	38	30,782	295
Small Business Administration pools	7,079	18	—	—	7,079	18
Non-agency mortgage-backed securities	1,114	18	13,596	2,416	14,710	2,434
Corporate bonds and other	1,011	40	1,421	76	2,432	116
State and local government	—	—	—	—	—	—
Total	$36,975	$333	$18,028	$2,530	$55,003	$2,863

	Less than 12 months		12 months or more		Total
(Dollars in thousands) December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$5,652	$99	$—	$—	$5,652	$99
Government Sponsored Enterprise mortgage-backed securities	32,416	402	780	1	33,196	403
Small Business Administration pools	5,355	90	—	—	5,355	90
Non-agency mortgage-backed securities	1,081	29	36,065	3,982	37,146	4,011
Corporate bonds and other	59	1	1,585	791	1,644	792
State and local government	8,909	290	—	—	8,909	290
Total	$53,472	$911	$38,430	$4,774	$91,902	$5,685

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through the first nine months of 2011, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At September 30, 2011, the Bank owns MBSs issued by government sponsored entities (GSEs) including collateralized mortgage obligations (CMOs) with a book value of $127.0 million and approximate fair value of $129.3 million. Current economic conditions have impacted MBSs issued by GSEs such as the FHLMC and the Federal National Mortgage Association (the “FNMA” or “Fannie Mae”). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of September 30, 2011 and December 31, 2010, all of the MBSs issued by GSEs are classified as “Available for Sale”. As of September 30, 2011 and December 31, 2010, unrealized losses amounted to $295 thousand and $403 thousand, respectively.  The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at September 30, 2011.

Note 4—Investment Securities - continued

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (PLMBSs), including CMOs, at September 30, 2011 with an amortized cost of $17.7 million and approximate fair value of $15.3 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses beginning in 2008 and continuing through the first nine months of 2011. The result has been that the market for these investments is less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction, as well as privately held CMOs held previously in the available-for-sale portfolio, have been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

For the three and nine months ended September 30, 2011, $50 thousand and $54 thousand in OTTI charges were recorded in earnings for the PLMBS portfolio, respectively.  For the three and nine months ended September 30, 2010, $440 thousand and $799 thousand in OTTI charges were recorded in earnings, respectively.  As prescribed by FASB ASC 320-10-65, the Company has recognized impairment charges in earnings for the amounts related to credit losses and amounts related to non-credit losses have been recognized in other comprehensive income. The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.

The following table summarizes as of September 30, 2011 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	8	$2,359	$2,359	$2,227
AA	1	384	384	384
Aa2	1	90	90	89
Aa3	1	500	500	485
A	1	362	362	361
Below Investment Grade	11	16,195	13,998	11,726
Total	23	$19,890	$17,693	$15,272

During the nine months ended September 30, 2011, the Company sold 14 non-agency MBSs with a total book value of approximately $29.8 million.  Ten of these securities in the total amount of $21.3 million were rated below investment grade by the rating agencies with the other four being rated above investment grade.  Four of these securities with a book value of approximately $3.8 million, with $3.6 million below investment grade, were sold in the second quarter of 2011, and seven securities with a book value of approximately $26.0 million, with $17.7 million rated below investment grade, were sold in the first quarter of 2011. The sales of these non-agency MBSs have served to significantly reduce the level of securities on the Company’s balance sheet that are rated below investment grade.

Note 4—Investment Securities — continued

Corporate Bonds: During the nine months ended September 30, 2011 and 2010, the Company recorded $4.0 thousand and $1.1 million in OTTI charges on a preferred term security, respectively.   During the third quarter of 2011, the Company sold this security and recorded an additional realized loss of $455 thousand. This loss was offset by the sale of two municipal bonds with a recorded gain of $488 thousand.  The Company’s unrealized loss on investments in corporate bonds relates to bonds with three different issuers. The economic conditions beginning in 2008 and continuing into the first nine months of 2011 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted.  One of these bonds is rated Aa2 by Moody (investment grade) and another bond is rated A2 by Moody (investment grade).  The third bond is below investment grade and rated Ba1 by Moody and BBB- by Fitch with a carrying value of $998 thousand and a fair value of $946 thousand and matures in July 2014.  All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. The Company does not consider these investments to be OTTI at September 30, 2011.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at September 30, 2011.

State and Local Governments and Other: Unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. As of September 30, 2011, there were no investments in this category with unrealized losses.

The amortized cost and fair value of investment securities at September 30, 2011, by contractual maturity, are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,432	$4,958
Due after one year through five years	101,111	101,462
Due after five years through ten years	81,894	82,536
Due after ten years	18,936	19,944
	$207,373	$208,900

Note 5—Loans

Loans summarized by category as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial, financial and agricultural	$20,077	$20,555
Real estate:
Construction	9,045	10,540
Mortgage-residential	40,146	46,684
Mortgage-commercial	221,365	218,298
Consumer:
Home equity	27,958	27,747
Other	5,642	6,130
Total	$324,233	$329,954

Note 5—Loans-continued

At September 30, 2011, there were $5.2 million of residential mortgage loans held for sale at fair value.  These loans are originated with firm purchase commitments from various investors at the time the loans are closed.  Generally, funds are received and the loans are transferred to the investors within three to seven business days.

Activity in the allowance for loan losses for the nine months and three months ended September 30, 2011 and 2010 was as follows:

	Nine months ended
	September 30,	September 30,
(Dollars in thousands)	2011	2010
Balance at the beginning of period	$4,911	$4,854
Provision for loan losses	1,110	1,365
Charged off loans	(1,368)	(1,481)
Recoveries	55	103
Balance at end of period	$4,708	$4,841

	Three months ended
	September 30,	September 30,
(Dollars in thousands)	2011	2010
Balance at the beginning of period	$4,716	$4,838
Provision for loan losses	360	235
Charged off loans	(388)	(282)
Recoveries	20	50
Balance at end of period	$4,708	$4,841

Note 5—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance December 31, 2010	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911
Charge-offs	239	—	142	683	247	57	—	1,368
Recoveries	27	—	4	—	4	20	—	55
Provisions	(153)	(521)	127	862	409	(3)	389	1,110
Ending balance September 30, 2011	$316	$384	$454	$1,583	$491	$48	$1,432	$4,708

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	316	384	454	1,583	491	48	1,432	4,708

Loans receivable:
Ending balance-total	$20,077	9,045	$40,146	$221,365	$27,958	$5,642	—	$324,233

Ending balances:
Individually evaluated for impairment	87	—	459	8,946	7	20	—	9,519

Collectively evaluated for impairment	$19,990	$9,045	$39,687	$212,419	$27,951	$5,622	$—	$314,714

Note 5—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2010
Allowance for loan losses:
Beginning balance December 31, 2009	$634	$1,331	$138	$1,522	$105	$127	$997	$4,854
Charge-offs	125	—	512	984	186	141	—	1,948
Recoveries	31	—	7	38	9	42	—	127
Provisions	141	(426)	832	828	397	60	46	1,878
Ending balance December 31, 2010	$681	$905	$465	$1,404	$325	$88	$1043	$4,911

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$96	$—	$—	$—	$96

Collectively evaluated for impairment	681	905	465	1,308	325	88	1,043	4,815

Loans receivable:
Ending balance-total	$20,555	$10,540	$46,684	$218,298	$27,747	$6,130	$—	$329,954

Ending balances:
Individually evaluated for impairment	96	—	1,527	7,914	38	12	—	9,587

Collectively evaluated for impairment	$20,459	$10,540	$45,157	$210,384	$27,709	$6,118	$—	$320,367

Loans outstanding to bank directors, executive officers and their related business interests amounted to $10.4 million and $10.9 million at September 30, 2011 and September 30, 2010, respectively. Repayments on these loans during the nine months ended September 30, 2011 were $1.3 million and loans made amounted to $808 thousand. Repayments on these loans during the nine months ended September 30, 2010 were $1.7 million and loans made amounted to $5.6 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 5—Loans-continued

The following table presents at September 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Total loans considered impaired	$9,519	$9,587
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	—	378
Related allowance	—	96
Loans considered impaired and previously written down to fair value	9,519	9,209
Average impaired loans	9,894	10,576

The following tables, by loan category, present at September 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
September 30, 2011	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$87	$94	$—	$96	$2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	459	474	—	479	3
Mortgage-commercial	8,946	9,196	—	9,279	297
Consumer:
Home Equity	7	7	—	10	—
Other	20	20	—	30	1

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	$87	$94	$—	$96	$2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	459	474	—	479	3
Mortgage-commercial	8,946	9,196	—	9,279	297
Consumer:
Home Equity	7	7	—	10	—
Other	20	20	—	30	1
	$9,519	$9,791	$—	$9,894	$303

The Company determined that all specific reserves for impaired loans were confirmed losses and were charged-off against outstanding loan balances during the nine months ended September 30, 2011.

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

Note 5—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of September 30, 2011 and December 31, 2010, no loans were classified as doubtful.

(Dollars in thousands)		Special
September 30, 2011	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,177	$551	$349	$—	$20,077
Real estate:
Construction	3,961	—	5,084	—	9,045
Mortgage — residential	39,123	213	810	—	40,146
Mortgage — commercial	199,554	10,426	11,385	—	221,365
Consumer:
Home Equity	27,649	40	269	—	27,958
Other	5,572	48	22	—	5,642
Total	$295,036	$11,278	$17,919	$—	$324,233

(Dollars in thousands)	Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,722	$232	$602	$—	$20,556
Real estate:
Construction	5,111	—	5,429	—	10,540
Mortgage — residential	44,815	—	1,869	—	46,684
Mortgage — commercial	196,153	8,270	13,874	—	218,297
Consumer:
Home Equity	27,501	100	146	—	27,747
Other	6,124	6	—	—	6,130
Total	$299,426	$8,608	$21,920	$—	$329,954

A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due.  At the time a loan is placed in nonaccrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  At September 30, 2011 and December 31, 2010, nonaccrual loans totaled $3.4 million and $5.9 million, respectively.

Troubled debt restructurings (“TDRs”) are loans which have been restructured from their original contractual terms and include concessions that would not otherwise have been granted outside of the financial difficulty of the borrower.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  The purpose of a TDR is to facilitate ultimate repayment of the loan.  TDRs included in impaired loans at September 30, 2011 and December 31, 2010 amounted to $7.9 million and $4.4 million, respectively.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.  TDRs in nonaccrual status at September 30, 2011 and December 31, 2010 amounted to $1.8 million and $696 thousand, respectively.

Note 5—Loans-continued

We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.  To date, we have not restored any nonaccrual loan classified as a TDR to accrual status.  We believe that all of our modified loans meet the definition of a TDR.

There were no loans greater than ninety days delinquent and still accruing interest at September 30, 2011.  Loans greater than ninety days delinquent and still accruing interest at December 31, 2010 amounted to $373 thousand.

The following tables, by loan category, present loans past due and in non-accrual status as of September 30, 2011 and December 31, 2010:

(Dollars in thousands) September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$128	$267	$—	$52	$447	$19,630	$20,077
Real estate:
Construction	—	—	—	—	—	9,045	9,045
Mortgage-residential	67	315	—	459	841	39,305	40,146
Mortgage-commercial	1,500	492	—	2,870	4,862	216,503	221,365
Consumer:
Home equity	265	31	—	7	303	27,655	27,958
Other	29	2	—	20	51	5,591	5,642
Total	$1,989	$1,107	$—	$3,408	$6,504	$317,729	$324,233

(Dollars in thousands) December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$201	$10	$—	$55	$266	$20,288	$20,554
Real estate:
Construction	—	—	—	—	—	10,540	10,540
Mortgage-residential	264	17	—	1,527	1,808	44,877	46,685
Mortgage-commercial	351	1,168	373	4,258	6,150	212,147	218,297
Consumer:
Home equity	252	106	—	38	396	27,352	27,748
Other	24	15	—	12	51	6,079	6,130
Total	$1,092	$1,316	$373	$5,890	$8,671	$321,283	$329,954

Note 5—Loans-continued

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7.9 million, and there was no allowance for loan losses associated with those loans.

The following tables, by loan category, present loans determined to be TDRs during the three and nine month periods ended September 30, 2011.

	For the three months ended September 30, 2011
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$648	$648
Total nonaccrual	1	$648	$648

Accrual
Mortgage-Commercial	1	$337	$315
Total Accrual	1	$337	$315

Total TDRs	2	$985	$963

	For the nine months ended September 30, 2011
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	5	$765	$765
Commercial & Industrial	2	53	53
Total nonaccrual	7	$818	$818

Accrual
Mortgage-Commercial	1	$337	$315
Total Accrual	1	$337	$315

Total TDRs	8	$1,155	$1,133

During the nine months ended September 30, 2011, the Bank modified eight loans that were considered to be TDRs.   The payment and interest rate were lowered for six of these loans, the payment was lowered for one loan and for one loan the company and guarantor were released.

Note 5—Loans-continued

The following tables, by loan category, present loans determined to be TDRs in the last twelve months that had payment defaults during the three or nine month periods ended September 30, 2011

Troubled Debt Restructurings	For the three months ended September 30, 2011
that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	3	$61
Commercial & Industrial	1	14
Total TDRs	4	$75

Troubled Debt Restructurings	For the nine months ended September 30, 2011
that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	3	$61
Commercial & Industrial	1	14
Total TDRs	4	$75

During the three and nine months ended September 30, 2011, four nonaccrual loans that had previously been restructured, had payment defaults.

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to.  All non-accrual loans are written down to its corresponding collateral value.   All TDR accruing loans and where the loan balance exceeds the present value of cash flow will have a specific allocation.  All nonaccrual loans are considered impaired.  Under ASC 310-10, a loan is impaired when it is probable that the bank will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

Note 6 - Recently Issued Accounting Pronouncements

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 5-Loans.

Disclosures about TDRs required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 5-Loans.

Note 6 - Recently Issued Accounting Pronouncements-continued

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment was effective for the Company on January 1, 2011.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments will be effective for the Company on January 1, 2012.

In December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011.  The Company does not expect the amendment to have any impact on the financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in shareholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

Note 7 — Fair Value of Financial Instruments-continued

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

Accrued Interest Payable - The fair value approximates the carrying value.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$17,987	$17,987	$26,461	$26,461
Available-for-sale securities	208,899	208,899	189,309	189,309
Other investments, at cost	5,984	5,984	6,841	6,841
Loans held for sale	5,195	5,195	—	—
Loans receivable	324,233	329,036	329,954	326,805
Allowance for loan losses	4,708	—	4,911	—
Net loans	319,525	329,036	325,043	326,805
Accrued interest	1,959	1,959	2,113	2,113
Interest rate cap/floor/swap	(708)	(708)	(778)	(778)

Financial liabilities:
Non-interest bearing demand	$84,857	$84,857	$72,625	$72,625
NOW and money market accounts	139,462	139,462	123,604	123,604
Savings	32,670	32,670	29,886	29,886
Time deposits	216,171	219,297	229,229	232,444
Total deposits	473,160	476,286	455,344	458,559
Federal Home Loan Bank Advances	48,724	55,429	68,094	73,619
Short term borrowings	17,027	17,027	12,806	12,806
Junior subordinated debentures	15,464	15,464	15,464	15,464
Accrued interest payable	1,741	1,741	2,121	2,121

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing through the third quarter of 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  During the first half of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) during the third quarter of 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a “double-dip” recession.  There can be no assurance that these unprecedented negative developments will not continue to materially and adversely affect the U.S. economy in general, the banking industry, and our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2011 as compared to the nine month and three month period ended September 30, 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2011 and our notes included in the audited consolidated financial statements in our 2010 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments, including our private label MBSs and other corporate debt security holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the nine and three months ended September 30, 2011 and 2010.

Recent Developments

Regulatory Developments

Formal Agreement.  On April 6, 2010, the Bank entered into a formal written agreement (the “Formal Agreement”) with its primary federal regulator, the OCC.  The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank is driven by the rating agencies’ downgrades of non-agency MBSs in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has, however, separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of December 31, 2010 and September 30, 2011, the Bank exceeds each of these ratios and remains “well capitalized.”

The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement.  The Bank intends to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required to the OCC.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC.  However, management believes the Bank is currently in substantial compliance with the Formal Agreement.  Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

Memorandum of Understanding.  On June 15, 2010 the Company entered into a memorandum of understanding (the “MOU”) with the Federal Reserve Bank of Richmond.  The MOU includes, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends; appointing any new director or senior executive officer, or changing the position of any senior executive officer; directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank; directly or indirectly, incurring, increasing or guaranteeing any debt; and directly or indirectly, purchasing or redeeming any shares of its stock.  We have complied with all of the requirements of the MOU.  While there can be no assurances regarding future responses, the Federal Reserve Bank of Richmond has approved our request to pay dividends for each quarter since the inception of the MOU.

Evaluation of Potential Charter Conversion.  The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  The Bank is currently exploring whether to convert from a federally-chartered national bank to a South Carolina-chartered commercial bank.  The Bank believes that a conversion to a state-chartered bank would, among other things, reduce certain regulatory expenses and potentially eliminate certain of the restrictions on the Bank’s ability to pay cash dividends to the Company.  No assurances can be made that regulatory expenses would decrease or that the Bank would be permitted to pay cash dividends to the Company in the future in the event of a conversion.   Conversion to a South Carolina-chartered bank would be subject to regulatory approval.  In the event the Bank converted its charter to a state bank, the Bank would be subject to regulation by both the South Carolina Board of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”) rather than the OCC.  The Bank’s deposits would continue to be fully insured by the FDIC in accordance with applicable laws and regulations.

Strategic Developments

The Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation (“Palmetto South”), effective July 31, 2011.  Palmetto South, which operates as a division of the Bank, offers mortgage loan products for home purchase or refinance in the South Carolina market area.  The acquisition price will be paid during a three year earn out period with the actual amount calculated based on the achievement of certain profitability metrics.  The earn out terms over the three year period provide for contingent consideration which ranges from $0 to $1.2 million based upon annual net income. Management anticipates the amount will be approximately $600 thousand based upon recent past operating results. The purchase price of operating assets was $22 thousand.

Comparison of Results of Operations for Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Net Income

Our net income for the nine months ended September 30, 2011 was $2.3 million, or $0.53 diluted earnings per common share, as compared to $1.5 million, or $0.29 diluted earnings per common share, for the nine months ended September 30, 2010.  The increase in net income between the two periods is primarily due to a decrease in the provision for loan losses of $255thousand and an increase of $1.7 million in non-interest income.  These were partially offset by a $730 thousand increase in non-interest expense during the nine months ended September 30, 2011 as compared to the same period in 2010.  Non-interest income increased as a result of significantly lower OTTI write-downs on securities, a lower negative fair value adjustment on our interest rate swap as well as increases in both mortgage origination fees and fees on non-deposit investment products in the first nine months of 2011 as compared to the same period in 2010.  Average earning assets decreased $5.3 million to $550.1 million during the nine months ended September 30, 2011 from $555.4 million during the nine months ended September 30, 2010.  The decrease in average earning assets was primarily a result paying down Federal Home Loan Bank advances of $19.4 million during the nine months ended September 30, 2011.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2011 and 2010, along with average balances and the related interest income and interest expense amounts.

Net interest income was $13.7 million for the nine months ended September 30, 2011. The decrease in the earning assets was offset by a 4 basis point improvement in the net interest margin during the nine months ended September 30, 2011 as compared to the same period in 2010.  Net interest margin on a taxable equivalent basis increased from 3.31% at September 30, 2010 to 3.33% at September 30, 2011.   The yield on earning assets decreased by 33 basis points in the first nine months of 2011 as compared to the same period in 2010. The yield on earning assets for the nine months ended September 30, 2011 and 2010 was 4.69% and 5.02%, respectively.  The cost of interest-bearing liabilities during the first nine months of 2011 was 1.58% as compared to 1.98% in the same period of 2010, resulting in a 40 basis points decrease. Continued low loan demand has resulted in loans comprising 60.0% of average earning assets in the first nine months of 2011 as compared to 61.1% in the same period of 2010.  The lower average loan balances as well as reinvesting cash flows from maturing loans and investments at interest rates that have continued to decline over the last year have resulted in the 33 basis point decline in the yield on earning assets during the two periods.  Our cost of funds has declined by 40 basis points on average in the first nine months of 2011 as compared to the same period of 2010.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 34.2% of our average interest bearing liabilities during the first nine months of 2011 as compared to 29.1% in the same period of 2010.  Time deposits and borrowed funds, typically the higher costing funds, represent 65.8% of our average interest-bearing funds in the first nine months of 2011 as compared to 70.9% during the same period in 2010.  The continued improvement in the overall mix of our funding sources has contributed to the reduction in our cost of funds during the first nine months of 2011 as compared to the same period in 2010.

Provision and Allowance for Loan Losses

At September 30, 2011 and December 31, 2010, the allowance for loan losses was $4.7 million or 1.45% of total loans and $4.9 million or 1.49% of total loans, respectively.  Our provision for loan losses was $1.1 million for the nine months ended September 30, 2011, as compared to $1.4 million for the nine months ended September 30, 2010.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience, ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The annualized weighted average loss ratios over the 24 month period ended September 30, 2011 for loans classified substandard, special mention and pass were approximately 6.55%, 3.30% and 0.39%, respectively. The unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions, including the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes. Given the ongoing uncertainty in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term this percentage may continue to increase slightly.

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

The decrease in the provision for the first nine months of 2011 as compared to the same period in 2010 is a result of stabilizing levels of our classified and non-performing loans as well as some moderate improvement in economic conditions, including unemployment levels, in our markets. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.   Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The effects of the ongoing slowdown in the economy continue to result in ongoing stress to our loan portfolio as evidenced by higher levels of non-performing assets than we have historically experienced.  Non-performing assets were $11.7 million (1.93% of total assets) at September 30, 2011 as compared to $13.2 million (2.20% of total assets) at December 31, 2010.  While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There are 32 loans included in non-performing status (nonaccrual loans and loans past due 90 days and still accruing) totaling $3.4 million. The two largest loans are in the amount of $592 thousand and $601 thousand.  The first relationship in the amount of $592 thousand is a first mortgage on a number of investment condominium units and the second in the amount of $661 thousand is a first lien on an apartment complex.  These loans have been placed on a nonaccrual status.  In both cases, we have obtained additional collateral to support the loan and give the borrowers additional time to work through their current cash flow problems.  Based on the current valuations of the underlying collateral and the additional collateral, it is not anticipated that we will incur a material loss if we are required to foreclose on the property in the future.  The average balance of the remaining 30 loans is approximately $75 thousand, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in nonaccrual status, we typically obtain an updated evaluation and generally write the balance down to the fair value if the loan balance exceeds fair value.  At September 30, 2011, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $3.1 million (0.95% of total loans) that were delinquent 30 days to 89 days.  Included in performing loans are six loans totaling $6.1 million that are considered to be TDRs and are accruing interest.  Two of the accruing TDRs total $5.3 million.  The first in the amount of $3.1 million is a loan secured real estate and was modified on a temporary basis.  It is believed that this loan will return to its previous repayment structure at the end of the modification period.  The second is in the amount of $2.2 million and is secured by commercial real estate.  Both of these loans are current and performing under the modification terms at September 30, 2011.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified three loan relationships in the amount of $1.7 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans. These loans are secured primarily by first liens on investment rental or owner occupied commercial properties and it is not anticipated that we would have a material loss in the event we should subsequently foreclose on the properties.

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

	Nine months Ended September 30,
(Dollars in thousands)	2011	2010
Average loans outstanding	$329,843	$339,140
Loans outstanding at period end	$324,233	$329,713
Non-performing assets:
Nonaccrual loans	$3,408	$5,652
Loans 90 days past due still accruing	—	340
Foreclosed real estate	8,269	7,373
Total non-performing assets	$11,677	$13,365

Beginning balance of allowance	$4,911	$4,854
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	142	901
Multi-family residential	—	—
Non-residential real estate	683	222
Home equity	247	157
Commercial	239	92
Installment & credit card	57	109
Total loans charged-off	1,368	1,481
Recoveries:
1-4 family residential mortgage	4	42
Non-residential real estate	—	2
Home equity	4	6
Commercial	27	23
Installment & credit card	20	30
Total recoveries	55	103
Net loan charge offs	1,313	1,378
Provision for loan losses	1,110	1,365
Balance at period end	$4,708	$4,841

Net charge -offs to average loans	0.40%	0.41%
Allowance as percent of total loans	1.45%	1.47%
Non-performing assets as % of total assets	1.92%	2.19%
Allowance as % of non-performing assets	40.32%	36.22%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2011		December 31, 2010
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$316	6.2%	$681	6.2%
Real Estate — Construction	384	2.8%	905	3.2%
Real Estate Mortgage:
Commercial	1,583	68.3%	1,404	66.2%
Residential	454	12.4%	465	14.1%
Consumer:
Home Equity	491	8.6%	325	8.4%
Other	48	1.7%	88	1.9%
Unallocated	1,432	N/A	1,043	N/A
Total	$4,708	100.0%	$4,911	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2011 was $4.4 million as compared to $2.7 million during the same period in 2010.  Mortgage origination fees increased $461 thousand primarily as a result of continued refinancing activity as a result of the low interest rate environment.  As noted above, the addition of Palmetto South Mortgage (effective July 31, 2011) was a significant contributor to the increased mortgage fees in the third quarter of 2011.  In the nine months ended September 30, 2011, we had gains on sale of securities in the amount of $274 thousand, as compared to $324 thousand in the comparable period of 2010.   The net gains related primarily to the sale of certain non-agency MBSs that have previously been downgraded by the rating agencies to below investment grade, other investment grade non-agency MBSs, agency MBS’s and shares of Federal Home loan Mortgage Corporation (FHLMC) preferred stock.  The FHLMC preferred stock had previously been written down in 2008 as a result of FHLMC being placed into conservatorship.  The sales served to significantly reduce the level of securities on our balance sheet that are rated below investment grade (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information).  The cash generated from these transactions has been reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less.  In the nine months ended September 30, 2010, we had gains on the sale of securities in the amount of $324,000.  During the second and third quarter of 2010, we restructured a portion of our available-for-sale investments. During the second quarter we sold a CDO and realized a loss in the amount of $1.7 million.  Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million.  In the third quarter of 2010, we sold two corporate securities and certain non-taxable municipal securities and realized gains of $218,000.  The sales and resulting net gains during the nine months ended September 30, 2010 were primarily a result of our desire to restructure the portfolio to better position us for a rising rate environment as well as investing in securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools.  During the first nine months of 2011, we experienced a negative fair value adjustment on a $10 million interest rate swap agreement entered into in 2008 in the amount of $185 thousand (see Note 3 to financial statements and “Market Risk Management “ section below).  Due to continued declining interest rates during 2010, we recorded a loss on the fair value in the amount of $644,000 for the nine months ended September 30, 2010.  During the first nine months of 2011, we incurred OTTI charges of $54 thousand (credit component).  This included $4 thousand, taken in the first quarter of 2011, on the only pooled trust preferred security held in our investment portfolio and $50 thousand, taken in the third quarter of 2011, on one non-agency mortgage backed security.  The pooled trust preferred security was sold during the third quarter of 2011.  OTTI charges of $294,000 (credit component) on six private label MBSs and of $505,000 on the pooled trust preferred security were recognized during the first nine months of 2010.  Since the first quarter of 2010, we have engaged an independent third party on a quarterly basis to obtain information about structure and anticipated cash flows and to assist us in our internal evaluation and monitoring of our private label MBSs portfolio.

Non-interest income “Other” increased to $1.5 million in the first nine months of 2011 as compared to $1.2 million during the same period of 2010.  The increase results primarily from an increase of $137 thousand in ATM surcharge and debit card exchange fees.  This is primarily a result of an increased number of debit card transactions by existing customers as well as the growth in our transaction accounts. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. The results of these final rules may significantly impact our interchange income from debit card transactions in the future.  We believe this legislation also will ultimately impose significant new costs associated with compliance with new regulations as well as costs that will be passed in connection with increased regulatory oversight. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Total non-interest expense increased by $730 thousand or 5.6% during the first nine months of 2011, as compared to the same period in 2010.  Salary and benefit expense increased by $392 thousand from $6.6 million in the first nine months of 2010 to $7.0 million in the first nine months of 2011.  At September 30, 2011, we had 160 full time equivalent employees as compared to 145 at September 30, 2010.  This increase is primarily a result of the addition of Palmetto South Mortgage (see Recent Developments - Strategic Developments) which added 13 full time positions as of August 1, 2011.  The addition of these full time equivalent positions added approximately $150 thousand to salary and benefits. The additional two increases in the number of full time equivalent employees along with normal salary adjustments made over the last twelve months account for the balance of the increase in salary and benefit expense between the two periods.  FDIC insurance assessments decreased by $54 thousand in the first nine months of 2011as compared to the same period in 2010.  The assessment rate for the first quarter of 2010 was approximately 17 basis points on deposits. Beginning in the second quarter 2010 and in the first quarter of 2011, this rate was increased to approximately 22 basis points.  The assessment base changed to an asset based calculation effective for the second quarter of 2011.  This new assessment base is to reduce our quarterly assessment by approximately $35 thousand per quarter based on our current asset base.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three year period. Our prepayment made in December 2009 totaled approximately $2.9 million.  At September 30, 2011 the remaining prepaid insurance assessment amounted to $1.1 million and is included in “Other assets”.  Marketing and public relations expenses increased by $60 thousand in the first nine months of 2011 as compared to the same period in 2010.  This increase is primarily a result of planned increases in marketing related to our mortgage loan program during 2011.  Other real estate expenses increased by $102 thousand in the first nine months of 2011as compared to the same period in 2010.  This increase relates to the higher level of real estate owned and includes amounts for property taxes and insurance as well as other maintenance and repair expenses. The other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Nine months ended
	September 30,
(In thousands)	2011	2010
Data processing	$356	$309
Supplies	133	109
Telephone	230	226
Correspondent services	152	123
Loss on limited partnership interest	89	89
Insurance	161	156
Postage	131	138
Professional fees	817	856
Director fees	228	197
Other	510	394
	$2,807	$2,597

Income Tax Expense

Our effective tax rate was 29.9% and 24.1% in the first nine months of 2011 and 2010, respectively.  The higher effective tax rate is a result of a lower amount of interest on tax exempt securities and a lower amount of tax exempt income on insurance policies in the first nine months of 2011as compared to the same period in 2010.  Our effective tax rate is currently expected to remain between 28.0% to 32.0% throughout 2011.

Comparison of Results of Operations for Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2011 and 2010, along with average balances and the related interest income and interest expense amounts.

Our net income for the third quarter of 2011 was $957 thousand, or $0.24 diluted earnings per common share, as compared to $394 thousand, or $0.07 diluted earnings per common share, in the same period of 2010.  Net interest income increased by $145 thousand for the three months ended September 30, 2011 from $4.5 million in 2010 to $4.6 million in 2011.  The increase in net interest income is due to an increase in our net interest margin in the third quarter of 2011 as compared to the same period of 2010.  The net-interest margin for the third quarter of 2011 on a tax equivalent basis was 3.37% as compared to 3.21% in 2010.  The yield on average earning assets decreased to 4.64% in the third quarter of 2011 from 4.86% in the third quarter of 2010. The cost of interest bearing liabilities also decreased to 1.49% in the third quarter of 2011 as compared to 1.92% in the third quarter of 2010.

Average earning assets decreased from $556.3 million during the third quarter of 2010 as compared to $552.0 million during the third quarter of 2011.  The decrease in the level of average earning assets is primarily a result of the pay down of Federal Home Loan Bank advances in the amount of $15.0 million in the second and third quarter of 2011.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2011 was $360 thousand as compared to $235 thousand for the three months ended September 30, 2010 (See “Comparison of Results of Operations for Nine Months Ended September 30, 2011 to the Nine Months Ended Nine 30, 2010” above).

Non-interest Income and Non-interest Expense

For the three months ended September 30, 2011, we had non-interest income of $1.7 million as compared to noninterest income of $922 thousand in the same period of 2010.  As noted under the nine month results, the addition of Palmetto South Mortgage was a significant contributor to the increased mortgage fees in the third quarter of 2011.  Specifically, mortgage fees increased to $698 thousand in the third quarter of 2011 as compared to $342 thousand in the same period of 2010.  In addition, the low interest rate environment along with refinancing activity continue to result in increased mortgage origination fees.   Investment advisory fees and commissions on non-deposit products increased by $136 thousand in the third quarter of 2011 as compared to 2010.  This is a result of a continued effort to grow this source of non-interest income through increased marketing and sales efforts.  We also benefitted from a lower negative fair value adjustment on our interest rate swap of $201 thousand in the 2010 three month period as compared to a negative adjustment of $60 thousand in the same period of 2011. The interest rate swap is adjusted to fair value as of the end of each quarter. During the third quarter of 2010, we recorded write-downs related to OTTI charges on certain downgraded investment securities of $440 thousand as compared to $50 thousand in OTTI charges in the third quarter of 2011.  Also, during the third quarter of 2011, we paid down $6.7 million in Federal Home Loan advances.  The advances of $5.0 million and $1.7 million were scheduled to mature in the fourth quarter of 2011 and first quarter of 2013.  A loss of $74 thousand related to the prepayment of this debt was recorded in the third quarter of 2011.

Total non-interest expense decreased by $86 thousand in the third quarter of 2011, as compared to the same period of 2010.  Salary and employee benefit expense increased by $188 thousand in the third quarter of 2011 as compared to the same period of 2010.  As discussed in the nine month results, this increase is primarily due to the addition of 13 full time equivalent employees as a result of the addition of Palmetto South Mortgage. This increase was offset by a decrease in our FDIC assessment of $147 thousand and in other real estate expenses of $109 thousand in the third quarter of 2011 as compared to the same period of 2010.  The lower FDIC insurance assessment was a result of the change from a deposit based assessment to an asset based assessment in the second quarter of 2011.  The decrease in other real estate expenses is primarily a result of fewer additions to real estate owned during the quarter and, therefore, lower related foreclosure expenses during the third quarter of 2011 as compared to the same period in 2010.   All other variances in non-interest expenses during the three months ended September 30, 2011 as compared to the same period of 2010 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $606.9 million at September 30, 2011 as compared to $599.0 million at December 31, 2010, an increase of $7.9 million.  Loans, excluding loans held for sale, at September 30, 2011 were $324.2 million as compared to $330.0 million at December 31, 2010.  We funded in excess of $35.5 million of new loan production in the first nine months of 2011.  Loan production less scheduled pay downs during the period as well as transfers from loans to other real estate owned resulted in the $5.8 million net loan decrease during the period.  At September 30, 2011 and December 31, 2010, loans accounted for 58.6% and 60.6% of earning assets, respectively.  The loan-to-deposit ratio at September 30, 2011 was 68.5% as compared to 72.5% at December 31, 2010.  During the second quarter of 2011 we began originating and funding mortgage loans for sale.  These loans are originated with firm purchase commitments by various investors and are typically funded within seven to ten days of the initial closing.  Mortgage loans originated for sale prior to this period were funded by the investor/purchaser at closing and therefore were not reflected as an asset on our balance sheet.  At September 30, 2011, we had $5.2 million in loans that had been closed and had not received the funding by the investor.  The carrying value of these loans is the investor’s committed purchase price.  Investment securities increased from $196.2 million at December 31, 2010 to $214.9 million at September 30, 2011.  Deposits increased by $17.9 million to $473.2 million at September 30, 2011 as compared to $455.3 million at December 31, 2010.  The increase in our deposits were primarily used to pay down scheduled Federal Home Loan Bank advances of $19.3 million during the nine months ended September 30, 2011.  Due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we have continued our strategy to control the growth of our balance sheet throughout 2011.  We have focused on growing our “pure” deposit base (non-interest bearing, NOW and money market and savings accounts) while continuing to fund soundly underwritten loans.  During the nine months ended September 30, 2011, pure deposits grew by $30.9 million and time deposits decreased by $13.1 million.  The change in the mix of our funding resulted in a lower overall cost of funds since time deposits typically are higher costing funds.

During the first nine months of 2011, we sold 14 non-agency MBSs with a total book value of approximately $29.8 million.  Ten of these securities in the total amount of $21.3 million were rated below investment grade by the rating agencies with the other four rated above investment grade.  The sales of these non-agency MBSs during the first nine months of 2011 have served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  During the third quarter of 2011, we sold the only preferred term security in our portfolio which also served to reduce the level of below investment grade securities in our portfolio.  The cash generated from these transactions was reinvested in the investment portfolio in securities with a risk rating of 20% or less, thus further improving our risk-based capital ratios.  As previously noted, these downgraded investments have been under great deal of scrutiny by our primary regulatory agency as a result of being downgraded. As previously noted, it is our opinion that the rating system and the regulatory concerns do not properly reflect the overall credit risk in these type of multi-obligor securities since neither adequately considers the price paid by the holder of the bond.  The demand for these securities and resulting spreads investors are requiring to acquire these securities improved throughout 2010 and into the first half 2011.  As a result of the improved pricing, as noted above, we began to sell some of these securities in the first half of 2011.  In addition to improving regulatory capital ratios since the proceeds are primarily invested in lower regulatory risk weighted assets, the sales of these non-agency MBSs also served to reduce the regulatory concern related to the downgraded securities portfolio.

The non-agency MBSs discussed above as well as certain other corporate securities generally started being downgraded in early 2009.  The following chart provides a summary of the reduction in non-agency MBSs, in total and those that have been downgraded, as well as the corporate downgraded securities since December 31, 2009 through September 30, 2011.  The significant reduction is a result of the transactions discussed above, monthly principal paydowns and to a lesser extent previously recorded OTTI.

	12/31/09	12/31/10	03/31/2011	06/30/11	09/30/11
Total Non-Agency MBSs	$65,793	$51,436	$23,472	$18,421	$17,693

Below Investment Grade Non-Agency MBSs	$42,863	$37,078	$19,148	$14,506	$13,999
Other Below Investment Grade Securities	8,857	1,877	1,872	1,872	998
Total Below Investment Grade Securities	$51,720	$38,955	$21,020	$16,378	$14,997

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

The following table shows the composition of the loan portfolio by category:

	September 30,		December 31,
	2011		2010
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$20,077	6.2%	$20,555	6.2%
Real estate:
Construction	9,045	2.8%	10,540	3.2%
Mortgage — residential	40,146	12.4%	46,684	14.1%
Mortgage — commercial	221,365	68.3%	218,298	66.2%
Consumer:
Home Equity	27,958	8.6	27,747	8.4%
Other	5,642	1.7	6,130	1.9%
Total gross loans	324,233	100.0%	329,954	100.0%
Allowance for loan losses	(4,708)		(4,911)
Total net loans	$319,525		$325,043

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

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At September 30, 2011 and December 31, 2010, the fair value of the contract was a negative $708 thousand and $778 thousand, respectively. A fair value adjustment for the swap of negative $185 thousand and negative $644 thousand was recognized in other income for the nine month periods ended September 30, 2011 and 2010, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
+200bp	+4.36%	+ 3.23%	+ 2.27%	-0.48%
+100bp	+3.07%	+ 1.95%	+ 1.25%	-0.37%
Flat	—	—	—	—
-100bp	-8.77%	- 7.89%	- 5.82%	-1.69%
-200bp	-14.62%	- 15.12%	- 13.54%	-6.72%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present

Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 4.12%, 6.79%, 23.9% and 30.0%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 35.8% of total assets at September 30, 2011.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demands for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At September 30, 2011, the amount of certificates of deposits of $100 thousand or more represented 17.8% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2011, we had issued commitments to extend credit of $41.8 million, including $24.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 7.7% and 7.0% of total assets at September 30, 2011 and December 31, 2010, respectively.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million with two financial institutions, although these have not been utilized in 2010 or the first nine months of 2011.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The Federal Home Loan Bank of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

In addition to the Formal Agreement, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of September 30, 2011 and December 31, 2010, the Bank exceeds these ratios. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 8.90%, 14.52%, and 15.77%, respectively, at September 30, 2011 as compared to 8.48%, 13.24%, and 14.49%, respectively, at December 31, 2010. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.10%, 14.82%, and 16.07%, respectively, at September 30, 2011 as compared to 8.79%, 13.73% and 14.99%, respectively, at December 31, 2010. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months. In addition, we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next 12 months.

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. In addition to the Formal Agreement, the approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur.  However, restrictions currently exist, including within the Formal Agreement, that prohibit the Bank from paying cash dividends to the Company.  As a result, we may seek to raise additional capital at the holding company level.  In addition, the Company must currently obtain preapproval of the Federal Reserve before paying dividends.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$329,843	$14,376	5.83%	$339,140	$14,970	5.90%
Securities:	204,040	4,854	3.18%	190,946	5,800	4.06%
Federal funds sold and securities purchased under agreements to resell	16,230	58	0.48%	25,293	72	0.38%
Total earning assets	550,113	19,288	4.69%	555,379	20,842	5.02%
Cash and due from banks	7,830			7,697
Premises and equipment	17,818			18,424
Other assets	33,063			31,863
Allowance for loan losses	(4,841)			(4,901)
Total assets	$603,983			$608,462
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$81,710	217	0.36%	$68,219	280	0.55%
Money market accounts	48,748	165	0.45%	44,084	252	0.76%
Savings deposits	31,541	38	0.16%	28,772	61	0.28%
Time deposits	221,766	3,137	1.89%	239,974	4,267	2.38%
Other borrowings	89,949	2,030	3.02%	103,129	2,327	3.02%
Total interest-bearing liabilities	473,714	5,587	1.58%	484,178	7,187	1.98%
Demand deposits	82,007			76,645
Other liabilities	4,872			5,102
Shareholders’ equity	43,390			42,537
Total liabilities and shareholders’ equity	$603,983			$608,462

Cost of funds, including demand deposits			1.34%			1.71%
Net interest spread			3.11%			3.04%
Net interest income/margin		$13,701	3.33%		$13,655	3.29%
Net interest income/margin FTE basis	$18	$13,719	3.33%	$75	$13,730	3.31%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$325,008	$4,747	5.86%	$334,098	$4,946	5.87%
Securities:	212,425	1,618	3.06%	196,501	1,846	3.73%
Federal funds sold and securities purchased	14,486	17	0.47%	25,735	26	0.40%
Total earning assets	551,919	6,382	4.64%	556,334	6,818	4.86%
Cash and due from banks	8,397			7,723
Premises and equipment	17,684			18,238
Other assets	32,949			32,393
Allowance for loan losses	(4,833)			(4,938)
Total assets	$606,116			$609,750

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$85,519	$69	0.32%	$72,570	$109	0.60%
Money market accounts	50,220	54	0.43%	45,237	73	0.64%
Savings deposits	32,275	12	0.15%	30,395	19	0.25%
Time deposits	218,948	979	1.79%	234,446	1,354	2.29%
Other borrowings	86,280	640	2.98%	100,500	780	3.08%
Total interest-bearing liabilities	473,242	1,754	1.49%	483,148	2,335	1.92%
Demand deposits	82,252			77,662
Other liabilities	5,585			5,589
Shareholders’ equity	45,037			43,351
Total liabilities and shareholders’ equity	$606,116			$609,750

Cost of funds, including demand deposits			1.27%			1.67%
Net interest spread			3.15%			2.94%
Net interest income/margin		$4,628	3.36%		$4,483	3.20%
Net interest income/margin FTE basis	$5	$4,633	3.37%	$18	$4,501	3.21%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2011 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2010.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements (1)

(1)                                  As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	November 10, 2011	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	November 10, 2011	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.