Form 10-K
period 2011-12-31
FIRST COMMUNITY CORP /SC/
filed 2012-03-27
CIK 932781

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $20,377,991 based on the closing sale price of $6.94 on June 30, 2011, as reported on The NASDAQ Capital Market. 3,310,572 shares of the issuer's common stock were issued and outstanding as of March 23, 2012.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2012.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

        This report, including information included or incorporated by reference in this document, contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "assume," "believe," "intend," "plan," "forecast," "goal," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the "SEC") and the following:

  •
  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

  •
  reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our private label mortgage backed securities ("MBS") portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral.

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

  •
  results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

  •
  significant increases in competitive pressure in the banking and financial services industries;

  •
  changes in the interest rate environment which could reduce anticipated or actual margins;

  •
  changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury Department's Capital Purchase Program, and other governmental initiatives affecting the financial services industry;

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

  •
  our ability to retain our existing clients, including our deposit relationships;

  •
  adverse changes in asset quality and resulting credit risk-related losses and expenses;

  •
  loss of consumer confidence and economic disruptions resulting from terrorist activities; and

  •
  other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the SEC.

        These risks are exacerbated by the developments in recent years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing into 2012, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

 PART I

Item 1.    Business.

General

        First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, N.A., which commenced operations in August 1995. On October 1, 2004, we completed our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. On September 15, 2008, we completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. The Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation ("Palmetto South"), effective July 31, 2011. Palmetto South, which operates as a division of the Bank, offers mortgage loan products for home purchase or refinance in the South Carolina market area. We engage in a commercial banking business from our main office in Lexington, South Carolina and our 11 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. Our stock trades on The NASDAQ Capital Market under the symbol "FCCO".

Location and Service Area

        The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. These counties, which we refer to as the "Midlands" region of South Carolina, had an aggregate population of 746,100 (according to 2010 U.S. Census data) and total deposits of approximately $13.6 billion as of June 30, 2011. Lexington County, which is home to six of our Bank's branch offices, had a population of 262,391 (according to 2010 U.S. Census data) and total deposits of $3.1 billion as of June 30, 2011. As of December 31, 2011, approximately $258 million, or 55.5%, of our total deposits are located in Lexington County. Richland County, in which we have two branches, is the largest county in South Carolina with a population of 384,504 and total deposits of $9.5 billion as of June 30, 2011. Columbia, which is located within Richland County, is South Carolina's capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston. Intersected by three major interstate highways (I-20, I-77 and I-26), Columbia's strategic location has contributed greatly to its commercial appeal and growth.

        We serve attractive banking markets with long-term growth potential and a well educated employment base that helps to support our diverse and relatively stable local economy. According to 2010 U.S. Census Data, Lexington, Richland, Kershaw and Newberry counties had median household incomes of $52,205, $47,922, $44,064 and $41,815, respectively, compared to $43,939 for South Carolina as a whole. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in our market area, each of which employs in excess of 3,000 people, are Fort Jackson Army Post, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical center. In addition, Amazon.com is currently building a distribution center that is expected to add approximately 2,000 full-time jobs to our market area. The Company believes that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

        We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans substantially all of which, are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the bank's level of capital. Based upon the capitalization of the bank at December 31, 2011, the maximum amount we could lend to one borrower is $8.5 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the company or the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

        Other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We offer non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through LPL Financial. We are associated with Jeannie, Star, and Plus networks of automated teller machines and MasterCard debit cards that may be used by our customers throughout South Carolina and other regions. We also offer VISA and MasterCard credit card services through a correspondent bank as our agent.

        We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulator, the Office of the Comptroller of the Currency ("OCC").

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2011, there were 26 financial institutions operating approximately 200 offices in Lexington, Richland, Kershaw and Newberry Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Market Share

        As of June 30, 2011, the most recent date for which market data is available, total deposits in the bank's primary market area, Lexington, Richland, Kershaw and Newberry Counties, were over $13.6 billion. At June 30, 2011, our deposits represented 3.5% of the market.

Employees

        As of December 31, 2011, we had 157 full-time employees. We believe that our relations with our employees are good.

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

        On April 6, 2010, the Bank entered into a formal written agreement (the "Formal Agreement") with its primary federal regulator, the OCC. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank. As reflected in the Formal Agreement, the OCC's primary concern with the Bank is driven by the rating agencies' downgrades of non-agency MBSs in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector. These ratings do not reflect the discounted purchase price paid by the Bank. They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank. The Formal Agreement did not require any adjustment to the Bank's balance sheet or income statement; nor did it change the Bank's "well capitalized" status. The OCC has, however, separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2011 the Bank exceeded each of these ratios and remained "well capitalized."

        The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The Bank has taken all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required to the OCC. There can be no assurance that the Bank will be able to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. However, management believes the

Bank is currently in compliance with the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

        As previously disclosed, on June 15, 2010, the Company entered into a memorandum of understanding (the "2010 MOU") with the Federal Reserve Bank of Richmond (the "Federal Reserve"). The 2010 MOU included, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve before declaring or paying any dividends or directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank. The 2010 MOU has been terminated and replaced in its entirety by a new memorandum of understanding (the "2011 MOU") with the Federal Reserve, which eliminates the requirement that the Company receive prior approval from the Federal Reserve before declaring or paying any dividends. The 2011 MOU also provides that the Company will ensure that any Company dividends on common or preferred stock, or payments on trust preferred securities, are paid in accordance with applicable regulations and guidance issued by the Board of Governors of the Federal Reserve (the "Federal Reserve Board").

        In addition, the 2011 MOU provides that if the Bank or the Company (on a consolidated basis) were to become less that adequately capitalized then the Company would not make payments on subordinated debt not related to trust preferred securities without Federal Reserve approval. The Bank and the Company are currently considered "well capitalized." To be considered adequately capitalized, the OCC and Federal Reserve Board minimum regulatory capital guidelines for Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios are 4.0%, 8.0% and 4.0%, respectively. As of December 31, 2011, the Bank's risk-based capital ratios of Tier 1 capital, total capital and leverage were 15.12%, 16.38% and 9.27%, respectively, and the Company's risk-based capital ratios of Tier 1 capital, total capital, leverage ratio were 15.33%, 17.25% and 9.40%, respectively.

        As in the 2010 MOU, the 2011 MOU includes, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve before appointing any new director or senior executive officer or changing the position of any senior executive officer; directly or indirectly, incurring, increasing or guaranteeing any debt; and directly or indirectly, purchasing or redeeming any shares of its stock. The 2011 MOU eliminates the requirement contained in the 2010 MOU that the Company obtain written approval from the Federal Reserve prior to taking dividends from the Bank. With respect to Bank dividends, the 2011 MOU only requires that any dividends from the Bank must be paid in compliance with requirements established by the Bank's regulators. The 2011 MOU will remain in effect until further modified or terminated by the Federal Reserve.

First Community Corporation

        We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve Board under the Bank Holding Company Act and its regulations promulgated there under. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

        Permitted Activities.    Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

  •
  banking or managing or controlling banks;

  •
  furnishing services to or performing services for our subsidiaries; and

  •
  any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

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

        The Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

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

        Source of Strength.    There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve Board, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

        The Federal Reserve Board also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        In addition, the "cross guarantee" provisions of the Federal Deposit Insurance Act ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

        The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our Bank.

        Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

        South Carolina State Regulation.    As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the "S.C. Board"). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the S.C. Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First Community Bank, N.A.

        The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000, pursuant to the provisions of the Dodd-Frank Act signed into law by the U.S. President on July 21, 2010. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. In 2010, we participated in the FDIC's Temporary Liquidity Guarantee Program ("TLGP") through December 31, 2010. Participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250 thousand. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. As a result of the Dodd-Frank Act, the voluntary Transaction Account Guarantee Program ("TAGP") program ended on December 31, 2010, and all institutions provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.

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

        The minimum capital ratios for both the Company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well capitalized," the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below. In addition to the Formal Agreement discussed above, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2011, the Bank exceeded each of these ratios and remained "well capitalized."

        Prompt Corrective Action.    The FDICIA established a "prompt corrective action" program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank's capital position or financial condition declines below the "Adequately Capitalized" level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The OCC's regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

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

        If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area. Moreover, the OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution's total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

        Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

        In addition to the Formal Agreement discussed above, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2011, the Bank exceeded each of these ratios and remained "well capitalized."

        The Basel Committee on Banking Supervision (the "Basel Committee") released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as "Basel III". Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain a substantially higher minimum capital level, with a greater emphasis on common equity. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012.

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

        All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

  •
  internal controls;

  •
  information systems and audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure; and

  •
  asset quality.

        Transactions with Affiliates and Insiders.    The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

        The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

        Dividends.    The Company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company. As a national bank, the Bank is prohibited from declaring a dividend on its shares of common stock in any year in excess of an amount equal to the sum of the net income of the Bank for that year and the retained net income of the Bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. As a national bank, the Bank also cannot pay dividends from permanent capital without prior OCC approval. In addition, pursuant to the terms of the Formal Agreement, the Bank is currently prohibited from paying dividends to the Company without the prior approval of the OCC. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

        Anti-Tying Restrictions.    Under amendments to the Bank Holding Company Act and Federal Reserve Board regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

        Financial Subsidiaries.    Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

        Enforcement Powers.    The Bank and its "institution-affiliated parties," including its management, employee's agent's independent contractors and consultants, such as attorneys and accountants, and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' powers to issue cease-and-desist orders have been expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions found to be violating these obligations.

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

        Effect of Governmental Monetary Policies.    Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Insurance of Accounts and Regulation by the FDIC.    The deposits at our Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $300 thousand to the FDIC at the end of the third quarter 2009.

        In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $2.9 million in prepaid risk-based assessments, which included $184 thousand related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. As a result, we incurred increased insurance costs during 2009 and 2010 than in previous periods. There is $920 thousand in prepaid deposit insurance included in other assets in the accompanying balance sheet as of December 31, 2011.

        In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changed the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution is defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system became effective as of April 1, 2011.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2011 equaled 6.8 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

        Incentive Compensation.    In June 2010, the Federal Reserve Board, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

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

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The Treasury also allocated $250 billion towards the TARP Capital Purchase Program ("CPP"), pursuant to which Treasury purchased debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

        On November 21, 2008, as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury, pursuant to which the Company sold (i) 11,350 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 195,915 shares of the Company's common stock for an aggregate purchase price of $11,350,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.69 per share of the common stock. Please see the Form 8-K we filed with the SEC on November 25, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

        On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

        The EESA and the Recovery Act have been followed by numerous actions by the Federal Reserve Board, Congress, U.S. Treasury, the SEC and others to address the liquidity and credit crisis that followed the recession that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and banks; the lowering of the federal funds rate; action against short-term selling practices, the temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

        On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

        The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

        The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

        The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

        Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

        The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

        Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

        The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective on October 1, 2011, the Federal Reserve Board set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the company, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

        The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB"), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        The Basel Committee released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as "Basel III". Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012.

        On September 21, 2011, the Federal Open Market Committee ("FOMC") announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities. In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of three years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative. Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

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

The Bank is subject to a Formal Agreement that requires us to take certain actions and the Company is subject to an MOU.

        On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, its primary regulator. The Formal Agreement was based on the findings of the OCC during a 2009 on-site examination of the Bank. As reflected in the Formal Agreement, the OCC's primary concern with the Bank is driven by the rating agencies downgrades of non-agency MBSs in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector and have since been downgraded, many to below investment grade. The Board of Directors appointed a compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. We believe that we are in compliance with the Formal Agreement, and we have received no supervisory objections to any of the articles in the Formal Agreement. Nevertheless, the determination of the Bank's compliance will be made by the OCC, and if the OCC determines that we have failed to meet the requirements of the Formal Agreement, such failure could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

        In addition, the 2011 MOU provides that if the Bank or the Company (on a consolidated basis) were to become less than adequately capitalized then the Company would not make payments on subordinated debt not related to trust preferred securities without Federal Reserve approval. The Bank and the Company are currently considered "well capitalized." To be considered adequately capitalized, the OCC and Federal Reserve Board minimum regulatory capital guidelines for Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios are 4.0%, 8.0% and 4.0%, respectively. As of December 31, 2011, the Bank's risk-based capital ratios of Tier 1 capital, total capital and leverage were 15.12%, 16.38% and 9.27%, respectively, and the Company's risk-based capital ratios of Tier 1 capital, total capital, leverage ratio were 15.33%, 17.25% and 9.40%, respectively.

        As in the 2010 MOU, the 2011 MOU includes, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve before appointing any new director or senior executive officer or changing the position of any senior executive officer; directly or indirectly, incurring, increasing or guaranteeing any debt; and directly or indirectly, purchasing or redeeming any shares of its stock. The 2011 MOU eliminates the requirement contained in the 2010 MOU that the Company obtain written approval from the Federal Reserve prior to taking dividends from the Bank. With respect to Bank dividends, the 2011 MOU only requires that any dividends from the Bank must be paid in compliance with requirements established by the Bank's regulators. The 2011 MOU will remain in effect until further modified or terminated by the Federal Reserve.

Changes in the financial markets could impair the value of our investment portfolio.

        The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $205.7 million in 2011, as compared to $194.4 million in 2010. This represents 37.4% and 31.9% of the average earning assets for the year ended December 31, 2011 and 2010, respectively. At December 31, 2011, the portfolio was 33.4% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

        Since the last half of 2007, the bond markets and many institutional holders of bonds have been under a great deal of stress partially as a result of the ongoing recessionary economic conditions. At December 31, 2011, we had MBSs, including collateralized mortgage obligations ("CMOs"), with a fair value of $141.6 million. Of these, approximately $126.9 million were issued by government sponsored enterprises ("GSEs") and $14.7 million by private label issuers. The market for CMOs of private label MBSs has become less liquid and the spread as compared to alternative investments has widened dramatically. To a lesser extent, MBSs issued by GSEs such as Freddie Mac and the Federal National Mortgage Association ("FNMA" or "Fannie Mae") have been impacted and the spreads have increased on these investments. These entities have also experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. In 2008 and 2009, the private label MBSs and CMOs we own incurred rating agency downgrades, many to below investment grade. At December 31, 2011, 12 of our private label MBSs and CMOs with a carrying value of $13.3 million have been downgraded below investment grade.

        Delinquencies on the underlying mortgages on all mortgage securities increased dramatically throughout 2008, 2009, and 2010 and continued to remain at high levels at December 31, 2011. We monitor these investments on a monthly basis. Increasing delinquencies and defaults in the underlying mortgages have resulted in recognizing OTTI during 2009, 2010 and 2011(see Note 5 to the financial statements). In evaluating these securities for OTTI, we use assumptions relative to continued defaults rates, loss severities on the underlying collateral and prepayment speeds. Differences in actual experience and the assumptions used could result in a loss of earnings as a result of further OTTI charges, all of which could have a material adverse effect on our financial condition and results of operations.

        Our other investments include municipal and corporate debt securities. As of December 31, 2011, we had municipal securities with an approximate fair value of $20.5 million and corporate debt and other securities with an approximate fair value of $1.4 million. At December 31, 2011 all of the municipal and corporate debt securities were rated investment grade. There is a risk that deterioration in the underlying issuer's financial condition or the underlying collateral could result in OTTI charges in future periods.

        On September 7, 2008, the Treasury, the Federal Reserve Board and the Federal Housing Finance Agency ("FHFA") announced that FHFA was placing the FHLMC under conservatorship. Due to these actions, we took an OTTI charge of $8.1 million in the third quarter of 2008 relating to the Freddie Mac preferred stock that we held. This charge, along with our second quarter of 2008 charge of $6.1 million related to our investment in preferred stock issued by Freddie Mac, eliminated any further direct material exposure in our investment portfolio to Freddie Mac equity securities.

        As of December 31, 2011 and 2010, our securities, all of which are classified as "Available for Sale", which have unrealized losses were not considered to be "other than temporary," and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continuing uncertainty into 2012. As a result, commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        In response to the challenges facing the financial services sector, a number of regulatory and legislative actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments."

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

        Most of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers' businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

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

        Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2011, approximately 77.9% of our loan portfolio is composed of construction (3.6%), commercial mortgage (67.9%) and commercial loans (6.4%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

Economic challenges, especially those affecting Lexington, Richland, Newberry, and Kershaw Counties and the surrounding areas, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area. The current economic downturn has negatively affected the markets in which we operate and, in turn, the size and quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in reductions in the size of our loan portfolio and the continued deterioration of the quality of our loan portfolio and could reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 74.9% of our interest income for the year ended December 31, 2011. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, there may be less demand for new loans and borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

        Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

        As of December 31, 2011, we had approximately $229.4 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 70.7% of our total loans outstanding as of that date. Approximately 29.1%, or $67.0 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

        Our commercial real estate loans have grown 0.91%, or $2.0 million, since December 31, 2010. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2011, approximately 92.0% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

        The Recovery Act has imposed additional and broader compensation restrictions on CPP participants, which restrictions have been implemented by additional regulations, requiring significant time, effort, and resources on our part to ensure compliance. The evolving regulations regarding compensation may restrict our ability to compete successfully for executive and management talent.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our Bank.

        We are subject to Federal Reserve Board regulation. Our bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the OCC, and the FDIC, the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our Bank under these laws could have a material adverse effect on our results of operations.

We are exposed to further changes in the regulation of financial services companies.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the Treasury announced the CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve Board established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While we are not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. In December 2010, the Basel Committee revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. Although the U.S. banking services have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our Bank" above.

We may need to raise additional capital in the future to redeem the Series T Preferred Stock or to support further growth, but that capital may not be available when it is needed, if at all.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our future growth, we may need to raise additional capital. In addition, we may redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the bank. Any such losses could have a material adverse affect on our financial condition and results of operations.

We will face risks with respect to expansion through acquisitions or mergers.

        From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2011, approximately $10.8 million of our loans, or 18.1% of our bank's regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which four loans totaling approximately $262.3 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank's capital. At December 31, 2011, $8.5 million of our commercial loans, or 14.3% of our bank's regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if it relies on misleading information.

        In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank's ability to pay cash dividends to the Company and by our need to maintain sufficient capital to support our operations. The ability of our Bank to pay cash dividends to the Company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the FDIC. If our Bank is not permitted to pay cash dividends to our holding company, then we may be unable to pay cash dividends on our common stock. Pursuant to the terms of the Formal Agreement, our Bank is currently not permitted to pay cash dividends to our Company without the prior consent of the OCC.

        As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury's consent. The dividends declared on shares of our Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, the warrant to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series T Preferred Stock, may be dilutive to our earnings per share. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

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

        Legislation that has been adopted after we closed on our sale of the Series T Preferred Stock and CPP Warrant on November 21, 2008, altered the terms of our CPP transaction in ways that create additional restrictions, complexity and compliance time and expense. Any legislation or regulations that may be implemented in the future may have a further material impact on the terms of our CPP transaction with the Treasury. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

There can be no assurance whether or when the Series T Preferred Stock can be redeemed or whether or when the related Warrant can be repurchased.

        Subject to approval of our regulators, we generally have the right to repurchase the shares of Series T Preferred Stock and the CPP Warrant issued to the Treasury in the TARP Transaction. However, there can be no assurance as to when the Series T Preferred Stock and the Warrant will be repurchased, if at all. As a result, we will remain subject to the uncertainty of additional future changes to the CPP, which could put us at a competitive disadvantage. Until such time as the Series T Preferred Stock and the CPP Warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require us to obtain regulatory approval to repurchase or redeem our common stock or our other preferred stock or increase the annual aggregate dividends on our common stock over $0.32 per share, except in limited circumstances.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to the Treasury may be dilutive to holders of our common stock.

        The dividends declared on our Series T Preferred Stock issued to the Treasury pursuant to the CPP will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of First Community Corporation. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 5.7% of the shares of our common stock outstanding as of December 31, 2011 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Holders of the Series T Preferred Stock have rights that are senior to those of our common shareholders.

        The Series T Preferred Stock that we issued to the Treasury on November 21, 2008 is senior to our shares of common stock and holders of the Series T Preferred Stock have certain rights and preferences that are senior to holders of our common stock. The Series T Preferred Stock ranks senior to our common stock and all other equity securities of ours designated as ranking junior to the Series T Preferred Stock. So long as any shares of the Series T Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock. The Company and the Bank also generally may not purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series T Preferred Stock for all prior dividend periods, other than in certain circumstances described more fully below. Furthermore, the Series T Preferred Stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up.

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

Negative public opinion surrounding our Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

        Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

The change of control rules under Section 382 of the Internal Revenue Code could limit our ability to use net operating loss carryforwards to reduce future taxable income, if we were to undergo a change of control.

        We have net operating loss ("NOL") carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. Our use of our NOL carryforwards would be limited, however, under Section 382 of the Internal Revenue Code, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code. These complex change of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public "groups" of shareholders as set forth under Section 382 of the Internal Revenue Code, including those arising from new stock issuances and other equity transactions.

        Whether a change in ownership occurs in the future is largely outside of our control, and there can be no assurance that such a change will not occur. If we experience an ownership change, the resulting annual limit on the use of our NOL carryforwards (which generally would equal the product of the applicable federal long-term tax-exempt rate, multiplied by the value of our capital stock immediately before the ownership change, then increased by certain existing gains recognized within five years after the ownership change if we have a net built-in gain in our assets at the time of the ownership change) could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of public trading in our stock is largely outside our control, and the determination of whether an ownership change has occurred is complex. No assurance can be given that we will not in the future undergo an ownership change that would have an adverse effect on the value of our stock.

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

Item 3.    Legal Proceedings.

        As of December 31, 2011 and the date of this Form 10-K, we believe that neither the Company nor the Bank is a party to, nor is any of their property the subject of, any pending material legal proceedings related to the business of the Company or the Bank, which, if determined adversely, would have a material effect on their business, results of operations, or financial condition.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        As of March 16, 2012, there were approximately 1,536 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of "FCCO." Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol "FCCO.OB." The following table sets forth the high and low sales price information as reported by NASDAQ in 2011 and 2010, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2011
Quarter ended March 31, 2011	$6.75	$5.40	$0.04
Quarter ended June 30, 2011	$7.35	$6.44	$0.04
Quarter ended September 30, 2011	$7.00	$6.17	$0.04
Quarter ended December 31, 2011	$6.60	$5.42	$0.04
2010
Quarter ended March 31, 2010	$6.50	$5.75	$0.04
Quarter ended June 30, 2010	$6.75	$5.55	$0.04
Quarter ended September 30, 2010	$6.05	$5.00	$0.04
Quarter ended December 31, 2010	$5.78	$5.00	$0.04

        Notwithstanding the foregoing, the future dividend policy of the ompany is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of the Bank to pay dividends to us. As a national bank, the Bank is prohibited from declaring a dividend on its shares of common stock in any year in excess of an amount equal to the sum of the net income of the Bank for that year and the retained net income of the Bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. As a national bank, the Bank also cannot pay dividends from permanent capital without prior OCC approval. In addition, pursuant to the terms of the Formal Agreement, the Bank is currently prohibited from paying dividends to the Company without the prior approval of the OCC. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

        As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. Additionally, prior to November 21, 2011, so long as the Treasury owns shares of the Series T Preferred Stock, we were not permitted to increase cash dividends on our common stock above $0.08 per quarter without the Treasury's consent.

Item 6.    Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$593,887	$599,023	$605,827	$650,233	$565,613
Loans	324,311	329,954	344,187	332,964	310,028
Deposits	464,585	455,344	449,576	423,798	405,855
Total common shareholders' equity	36,759	30,762	30,501	57,306	63,996
Total shareholders' equity	47,896	41,797	41,440	68,156	63,996
Average shares outstanding, basic	3,287	3,262	3,252	3,203	3,234
Average shares outstanding, diluted	3,287	3,262	3,252	3,203	3,284
Results of Operations:
Interest income	$25,526	$27,511	$30,981	$33,008	$30,955
Interest expense	7,209	9,374	13,104	15,810	15,665
Net interest income	18,317	18,137	17,877	17,198	15,290
Provision for loan losses	1,420	1,878	3,103	2,129	492
Net interest income after provision for loan losses	16,897	16,259	14,774	15,069	14,798
Non-interest income (loss)	5,710	3,017	3,543	(10,056)	4,968
Securities gains (losses)	575	827	1,489	(28)	49
Non-interest expenses	18,401	17,684	16,580	15,539	14,125
Impairment of goodwill	—	—	27,761	—	—
Income (loss) before taxes	4,781	2,419	(24,535)	(10,554)	5,690
Income tax expense (benefit)	1,457	565	696	(3,761)	1,725
Net income (loss)	3,324	1,854	(25,231)	(6,793)	3,965
Amortization of warrants	102	96	89	9	—
Preferred stock dividends, including discount accretion	568	568	567	62	—
Net income (loss) available to common shareholders	2,654	1,190	(25,887)	(6,864)	3,965
Per Share Data:
Basic earnings (loss) per common share	$0.81	$0.36	$(7.95)	$(2.14)	$1.23
Diluted earnings (loss) per common share	0.81	0.36	(7.95)	(2.14)	1.21
Book value at period end	11.11	9.41	9.38	17.76	19.93
Tangible book value at period end	10.83	9.14	8.92	8.50	10.67
Dividends per common share	0.16	0.16	0.24	0.32	0.27
Asset Quality Ratios:
Non-performing assets to total assets(4)	2.16%	2.20%	1.38%	0.39%	0.22%
Non-performing loans to period end loans	1.67%	1.90%	1.50%	0.54%	0.36%
Net charge-offs to average loans	0.50%	0.54%	0.84%	0.34%	0.06%
Allowance for loan losses to period-end total loans	1.45%	1.49%	1.41%	1.38%	1.14%
Allowance for loan losses to non-performing assets	35.83%	37.39%	58.21%	178.53%	286.06%
Selected Ratios:
Return on average assets:
GAAP earnings (loss)	0.44%	0.20%	(3.90)%	(1.10)%	0.72%
Operating earnings(3)	0.44%	0.20%	0.39%	0.48%	0.72%
Return on average common equity:
GAAP earnings (loss)	7.98%	3.73%	(49.66)%	(11.11)%	6.20%
Operating earnings (loss)(3)	7.98%	3.73%	4.98%	4.82%	6.20%
Return on average tangible common equity:
GAAP earnings (loss)	8.16%	3.87%	(89.13)%	(21.60)%	11.83%
Operating earnings (loss)	8.16%	3.87%	8.94%	9.37%	11.83%
Efficiency Ratio(1)	75.55%	73.07%	73.47%	72.74%	68.41%
Noninterest income to operating revenue(2)	25.55%	17.48%	21.97%	19.78%	24.71%
Net interest margin	3.33%	3.26%	3.10%	3.16%	3.21%
Equity to assets	8.06%	6.97%	6.84%	10.48%	11.31%
Tangible common shareholders' equity to tangible assets	6.04%	5.00%	4.80%	4.42%	6.39%
Tier 1 risk-based capital	15.33%	13.73%	12.41%	12.58%	13.66%
Total risk-based capital	17.25%	14.99%	13.56%	13.73%	14.61%
Leverage	9.40%	8.79%	8.41%	8.28%	9.31%
Average loans to average deposits	70.59%	73.53%	76.99%	75.45%	73.45%

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

Reconciliations

        The following is a reconciliation for the five years ended December 31, 2011, of net income (loss) as reported for generally accepted accounting principles ("GAAP") and the non-GAAP measure referred to throughout our discussion of "operating earnings."

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Net income (loss), as reported (GAAP)	$3,324	$1,854	$(25,231)	$(6,793)	$3,965
Add: Income tax expense (benefit)	1,457	565	696	(3,761)	1,725

	4,781	2,419	(24,535)	(10,554)	5,690
Non-operating items:
Goodwill impairment charge	—	—	27,761	—	—
Other-than-temporary-impairment on FHLMC preferred shares	—	—	—	14,325	—

Pre-tax operating earnings	4,781	2,419	3,226	3,771	5,690
Related income tax expense	1,457	565	696	825	1,725

Operating earnings, (net income, excluding non operating items)	$3,324	$1,854	$2,530	$2,946	$3,965

        The following is a reconciliation for the five years ended December 31, 2011, of non-interest income (loss) as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest income (loss).

(Dollars in thousands)	2011	2010	2009	2008	2007
Non-interest income (loss), as reported (GAAP)	$6,285	$3,844	$5,032	$(10,084)	$5,017
Non-operating items:
Other-than-temporary-impairment charge	—	—	—	14,325	—

Operating non-interest income	$6,285	$3,844	$5,032	$4,241	$5,017

        The following is a reconciliation for the five years ended December 31, 2011, of non-interest expense as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest expense.

(Dollars in thousands)	2011	2010	2009	2008	2007
Non-interest expense, as reported (GAAP)	$18,401	$17,684	$44,341	$15,539	$14,125
Non-operating items:
Impairment of goodwill	—	—	27,761	—	—

Operating non-interest expense	$18,401	$17,684	$16,580	$15,539	$14,125

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        First Community Corporation is a one bank holding company headquartered in Lexington, South Carolina. We operate from our main office in Lexington, South Carolina, and our 11 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry and Camden, South Carolina. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. The merger added one office in Kershaw County located in the Midlands of South Carolina. During the fourth quarter of 2004, we completed our first acquisition of another financial institution when we merged with DutchFork Bancshares, Inc., the holding company for Newberry Federal Savings Bank. The merger added three offices in Newberry County. In 2007, our College Street office in Newberry was consolidated with our Wilson Road Office in Newberry. On September 15, 2008, the Company completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. In addition, the Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation ("Palmetto South"), effective July 31, 2011. Palmetto South, which operates as a division of the Bank, offers mortgage loan products for home purchase or refinance in the South Carolina market area. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

        The following discussion describes our results of operations for 2011, as compared to 2010 and 2009, and also analyzes our financial condition as of December 31, 2011, as compared to December 31, 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2011, 2010 and 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

        On October 14, 2008, the Treasury announced the CPP under the EESA, pursuant to which the Treasury could make senior preferred stock investments in participating financial institutions that would qualify as Tier I capital. Based on our risk-weighted assets as of September 30, 2008, we were eligible to issue up to $11.3 million in new senior preferred stock under the program. On November 21, 2008, as part of the CPP, the Company entered into the CPP Purchase Agreement with the Treasury, pursuant to which we issued and sold to the Treasury (i) the Series T Preferred Stock and (ii) the CPP Warrant, for an aggregate purchase price of $11.3 million in cash. The proceeds from this offering qualify as Tier 1 capital under the regulatory capital guidelines.

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

        Under the terms of the CPP Purchase Agreement, the Company may redeem the Series T Preferred Stock at par after February 15, 2012. Prior to this date, the company may redeem the Series T Preferred Stock at par if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the CPP Purchase Agreement) in excess of approximately $2.8 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. The Recovery Act signed by the President on February 17, 2009 amended the terms of the CPP Purchase Agreement, allowing the Company to redeem the Series T Preferred Stock prior to February 15, 2012. However, any redemption remains subject to the consent of the Federal Reserve.

Recent Regulatory Developments

        On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, its primary regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank. As reflected in the Formal Agreement, the OCC's primary concern with the Bank was driven by the rating agencies downgrades of non-agency MBS in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector. These ratings do not reflect the discounted purchase price paid by the Bank. They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank. The Formal Agreement did not require any adjustment to the Bank's balance sheet or income statement; nor did it change the Bank's "well capitalized" status. The OCC has, however, separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2011, the Bank exceeded each of these ratios and remained "well capitalized."

        The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The Bank intends to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof, management has submitted all documentation required as of this date to the OCC. There can be no assurance that the Bank will be able to continue to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. However, management believes the Bank is currently in compliance with all provisions of the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the bank.

        As previously disclosed, on June 15, 2010, the Company entered into the 2010 MOU with the Federal Reserve. The 2010 MOU included, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve before declaring or paying any dividends or directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank. The 2010 MOU has been terminated and replaced in its entirety by the 2011 MOU with the Federal Reserve, which eliminates the requirement that the Company receive prior approval from the Federal Reserve before declaring or paying any dividends. The 2011 MOU also provides that the Company will ensure that any Company dividends on common or preferred stock, or payments on trust preferred securities, are paid in accordance with applicable regulations and guidance issued by the Federal Reserve Board.

        In addition, the 2011 MOU provides that if the Bank or the Company (on a consolidated basis) were to become less than adequately capitalized then the Company would not make payments on subordinated debt not related to trust preferred securities without Federal Reserve approval. The Bank and the Company are currently considered "well capitalized." To be considered adequately capitalized, the OCC and Federal Reserve Board minimum regulatory capital guidelines for Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios are 4.0%, 8.0% and 4.0%, respectively. As of December 31, 2011, the Bank's risk-based capital ratios of Tier 1 capital, total capital and leverage were 15.12%, 16.38% and 9.27%, respectively, and the Company's risk-based capital ratios of Tier 1 capital, total capital, leverage ratio were 15.33%, 17.25% and 9.40%, respectively.

        As in the 2010 MOU, the 2011 MOU includes, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve before appointing any new director or senior executive officer or changing the position of any senior executive officer; directly or indirectly, incurring, increasing or guaranteeing any debt; and directly or indirectly, purchasing or redeeming any shares of its stock. The 2011 MOU eliminates the requirement contained in the 2010 MOU that the Company obtain written approval from the Federal Reserve prior to taking dividends from the Bank. With respect to Bank dividends, the 2011 MOU only requires that any dividends from the Bank must be paid in compliance with requirements established by the Bank's regulators. The 2011 MOU will remain in effect until further modified or terminated by the Federal Reserve.

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

        The evaluation and recognition of other-than-temporary impairment ("OTTI") on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 5 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the years ended December 31, 2011, 2010 and 2009.

Results of Operations

        Our net income was $3.3 million, or $0.81 diluted earnings per common share, for the year ended December 31, 2011, as compared to net income of $1.9 million, or $0.36 diluted loss per common share, for the year ended December 31, 2010, and a net loss of $25.2 million, or $7.95 diluted loss per common share, for the year ended December 31, 2009. The net loss for 2009 was primarily a result of a specific transaction which is discussed in the following paragraph below. During the year ended December 31, 2011, we continued to show improvement in our net interest income and the related net interest margin. We continued to control the growth in assets by reducing funding from FHLB borrowings. As a result of the continued slow economic recovery, loan demand remained very weak throughout 2011. Loans, excluding loans held for sale, decreased by $5.6 million at December 31, 2011, as compared to December 31, 2010. Average loan balances were decreased during 2011 to $329.5 million compared to $337.1 million in 2010.

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

        Net interest income increased $180 thousand in 2011 from $18.1 million in 2010 to $18.3 million in 2011. The increase in net interest income is primarily due to the increase in the net interest margin in 2011 as compared to 2010. The impact of the improvement in net interest margin was somewhat offset by a decrease in average earning assets of $5.5 million from $556.0 million during 2010 to $550.5 million in 2011. The net interest margin, on a tax equivalent basis, during 2010 was 3.28%, as compared to 3.33% during 2011. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.11% in 2011, as compared to 3.01% in 2010. See below under "Net Interest Income" and "Market Risk and Interest Rate Sensitivity" for a further discussion about the effect of the increase in net interest margin. The provision for loan losses was $1.9 million in 2010 as compared to $1.4 million in 2011. Non-interest income was $3.8 million in 2010 as compared to $6.3 million in 2011. This increase is primarily due to lower other-than-temporary-impairment charges, and increases in both mortgage origination fees and fee income on investment advisory services and commission on sale of non-deposit products in 2011 as compared to 2010. Non-interest expense increased to $18.4 million in 2011 as compared to $17.7 million in 2010. As discussed below under "Non-interest income and expense," the increase is primarily attributable to increases in salary and benefits of $578 thousand in 2011 as compared to 2010.

        Net interest income increased by $260 thousand in 2010 from $17.9 million in 2009 to $18.1 million in 2010. The increase in net interest income is primarily due to the increase in the net interest margin in 2010 as compared to 2009. The impact of the improvement in net interest margin was somewhat offset by a decrease in average earning assets of $20.8 million from $576.8 million during 2009 to $556.0 million in 2010. The net interest margin, on a tax equivalent basis, during 2010 was 3.28% as compared to 3.12% during 2009. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.80% in 2009 as compared to 3.01% in 2010. The provision for loan losses was $3.1 million in 2009 as compared to $1.9 million in 2010. Non-interest income was $3.8 million in 2010 as compared to $5.0 million in 2009. This decrease is primarily due to a negative fair value adjustment on an interest rate swap contract, higher other-than-temporary-impairment charges, and less gains on sales of investments in 2010 as compared to 2009. Operating non-interest expense (see "Reconciliation" above) increased to $17.7 million in 2010 as compared to $16.6 million in 2009. As discussed below under "Non-interest income and expense," the increase is primarily attributable to increases in salary and benefits of $680 thousand and $622 thousand in other real estate expenses in 2010 as compared to 2009.

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

        Net interest income totaled $18.3 million in 2011, $18.1 million in 2010 and $17.9 million in 2009. The yield on earning assets was 4.64%, 4.95%, and 5.37% in 2011, 2010 and 2009, respectively. The rate paid on interest-bearing liabilities was 1.53%, 1.94%, and 2.57% in 2011, 2010, and 2009, respectively. The fully taxable equivalent net interest margin was 3.33% in 2011, 3.28% in 2010 and 3.12% in 2009. Our loan to deposit ratio on average during 2011 was 70.6%, as compared to 73.5% during 2010 and 77.0% during 2009. Loans typically provide a higher yield than other types of earning assets, and thus, one of our goals is to grow the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2011, the loan (including held for sale) to deposit ratio was 70.6%.

        The net interest margin showed slight improvement in 2011 as compared to 2010. Starting in early 2008 and continuing through 2011, interest rates have been at historic lows. The yield on earning assets decreased by 31 basis points and our cost of funds decreased by 41 basis points in 2011 as compared to 2010. This resulted in an increase in our net interest spread of 10 basis points in 2011 as compared to 2010. Our average borrowings and time deposits, which are typically the higher costing funding source, decreased $18.6 million and $14.8 million, respectively, in 2011 as compared to 2010. This results from ongoing successful efforts to control the growth of our balance sheet and also increasing our funding from lower costing sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money market accounts and savings deposits). During 2011, the average balance in these accounts increased by $26.9 million. This change in the mix of funding sources contributed to the improvement in our margin between the two periods. Throughout 2011, time deposits and borrowed funds represented 65.1% of our total interest bearing funding sources and in 2010 these balances represented 70.3% of our interest bearing funding sources.

        The net interest margin improved in 2010 as compared to 2009 after two years of declining margins in 2009 and 2008. The yield on earning assets decreased by 42 basis points and our cost of funds decreased by 63 basis points in 2010 as compared to 2009. This resulted in an increase in our net interest spread of 21 basis points in 2010 as compared to 2009. Our average borrowings and time deposits, which as noted above, are typically the higher costing funding sources decreased $38.8 million and $10.3 million, respectively, in 2010 as compared to 2009. During the same period our average transaction accounts (interest and non-interest bearing, money market accounts and savings deposits) increased by $24.3 million. This change in the mix of funding sources contributed to the increase in our margin between the two periods. Throughout 2010, time deposits and borrowed funds represented 70.3% of our total interest bearing funding sources and in 2009 these balances represented 76.4% of our interest bearing funding sources.

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

	Year ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$329,534	$19,110	5.80%	$337,143	$19,851	5.89%	$337,743	$20,226	5.99%
Securities	205,744	6,342	3.08%	194,426	7,566	3.89%	219,947	10,658	4.85%
Other short-term investments(2)	15,178	74	0.49%	24,420	94	0.38%	19,131	97	0.51%

Total earning assets	550,456	25,526	4.64%	555,989	27,511	4.95%	576,821	30,981	5.37%

Cash and due from banks	7,992			7,556			8,464
Premises and equipment	17,759			18,343			19,159
Intangible assets	740			1,189			22,498
Other assets	31,791			30,755			25,068
Allowance for loan losses	(4,823)			(4,882)			(4,373)

Total assets	$603,915			$608,950			$647,637

Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	$83,625	270	0.32%	$70,138	359	0.51%	$60,152	270	0.45%
Money market accounts	48,802	209	0.43%	44,293	307	0.69%	36,027	324	0.90%
Savings deposits	32,093	48	0.15%	29,271	76	0.26%	24,596	71	0.29%
Time deposits	219,737	4,046	1.84%	238,297	5,539	2.32%	248,607	8,069	3.25%
Other borrowings	87,460	2,636	3.01%	102,282	3,093	3.02%	141,047	4,370	3.10%

Total interest-bearing liabilities	471,717	7,209	1.53%	484,281	9,374	1.94%	510,429	13,104	2.57%

Demand deposits	82,572			76,485			69,276
Other liabilities	5,286			5,269			6,233
Shareholders' equity	44,340			42,915			61,699

Total liabilities and shareholders' equity	$603,915			$608,950			$647,637

Net interest spread			3.11%			3.01%			2.80%
Net interest income/margin		$18,317	3.33%		$18,137	3.26%		$17,877	3.10%

Net interest margin (tax equivalent)(3)			3.33%			3.28%			3.12%

(1)
All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.

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

	2011 versus 2010 Increase (decrease) due to			2010 versus 2009 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$(428)	$(313)	$(741)	$(36)	$(340)	$(375)
Investment securities	420	(1,645)	(1,225)	(1,237)	(2,099)	(3,092)
Other short-term investments	(41)	21	(20)	27	(23)	(3)

Total earning assets	(277)	(1,709)	(1,986)	(1,119)	(2,439)	(3,470)

Interest-bearing liabilities
Interest-bearing transaction accounts	60	(149)	(89)	45	38	89
Money market accounts	36	(134)	(98)	74	(74)	(17)
Savings deposits	7	(35)	(28)	13	(7)	5
Time deposits	(407)	(1,086)	(1,493)	(335)	(2,290)	(2,530)
Other short-term borrowings	(447)	(11)	(458)	(1,201)	(105)	(1,277)

Total interest-bearing liabilities	(250)	(1,916)	(2,166)	(671)	(3,224)	(3,730)

Net interest income			$180			$260

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

        The following table illustrates our interest rate sensitivity at December 31, 2011.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$98,097	$128,241	$74,907	$17,663	$318,908
Loans Held for Sale	3,725	—	—	—	3,725
Securities(2)	69,115	52,910	31,893	50,792	204,710
Federal funds sold, securities purchased under agreements to resell and other earning assets	5,893	—	—	—	5,893

Total earning assets	176,830	181,151	106,800	68,455	533,236

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	19,258	31,227	12,615	25,230	88,330
Money market accounts	12,038	16,854	4,815	14,446	48,153
Savings deposits	6,810	5,107	3,405	18,726	34,048
Time deposits	143,694	52,930	13,858	—	210,482

Total interest-bearing deposits	181,800	106,118	34,693	58,402	381,013
Other borrowings	30,839	5,606	4,353	34,593	75,391

Total interest-bearing liabilities	212,639	111,724	39,046	92,995	456,404

Period gap	$(35,809)	$69,427	$67,754	$(24,540)	$76,832
Cumulative gap	$(35,809)	$33,618	$101,372	$76,832	$76,832
Ratio of cumulative gap to total earning assets	(6.72)%	6.30%	19.01%	14.41%	14.41%

(1)
Loans classified as non-accrual as of December 31, 2011 are not included in the balances.

(2)
Securities based on amortized cost.

        We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At December 31, 2011 and 2010, the fair value of the contract was a negative $602 thousand and $778 thousand, respectively. The fair value adjustment during each reporting period is recognized in other income. For the years ended December 31, 2011, 2010 and 2009, the adjustment reflected in earnings amounted to ($166) thousand, $(581) thousand and $58 thousand, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the estimated swap rate, for the remaining term, at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

        Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2011 and 2010 over the subsequent 12 months. Even though we are liability sensitive, the model at December 31, 2011 reflects a decrease in net interest income in a declining rate environment. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

	Hypothetical percentage change in net interest income December 31,
Change in short-term interest rates	2011	2010
+200bp	3.05%	(0.48)%
+100bp	2.06%	(0.37)%
Flat	—	—
-100bp	(7.48)%	(1.69)%
-200bp	(12.91)%	(6.72)%

        We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity ("PVE") over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2011 and 2010, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 2.70% and -30.04%, respectively. During 2011, the improvement in the PVE to rising rates is a result of two factors. The first is the change in the mix of our funding sources as noted above in the "Net Interest Income" section above. The other and the most significant impact results from changes in certain assumption in our interest rate risk model. During 2011, we performed an internal analysis of our deposit products as it relates to repricing and decay assumptions on certain of our deposit products. This study resulted in lengthening the average life and decay rates of our deposit products from what had been modeled in prior periods. The change in assumptions was not run for prior periods as the change in these assumptions has no impact on the results of operations or financial position.

Provision and Allowance for Loan Losses

        At December 31, 2011, the allowance for loan losses amounted to $4.7 million, or 1.45% of loans, as compared $4.9 million, or 1.49% of loans, at December 31, 2010. Our provision for loan loss was $1.4 million for the year ended December 31, 2011, as compared to $1.9 million and $3.1 million for the years ended December 31, 2010 and 2009, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

        We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 6—Loans). The annualized weighted average loss ratios over the last 24 months for loans classified substandard, special mention and pass have been approximately 5.7%, 2.9% and 0.3%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the economic downturn beginning in 2008 and continuing into 2012, real estate values have been dramatically impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced increasing delinquencies and problem loans. We are not immune to the continued effects of the recessionary economy and continue to experience some deterioration of our loan portfolio in general as evidenced by the increase in non-performing assets from our pre 2008 historic levels. Non-performing assets increased from $8.3 million (0.85% of total assets) at December 31, 2009, to $13.2 million (2.20% of total assets) at December 31, 2010, and to $12.8 million (2.16% of total assets) at December 31, 2011. While we have seen modest moderation in this ratio as of December 31, 2011 and we believe our ratios remain favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. As noted below in the "Allocation of the Allowance for Loan Losses" table the unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes. With the ongoing uncertainty in economic conditions and particularly real estate valuations we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As we have experienced a leveling off of rated and potential problem assets as well as the slight reduction in non-performing assets, we have decreased our provision for loan losses in 2011 and 2010 as compared to 2009. As economic conditions show continued sustainable improvement, the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term, this percentage may continue to increase slightly.

        Our company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2011, approximately 92.0% of the loan portfolio had real estate collateral as compared to approximately 91.9% at December 31, 2010 (see Note 16 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower's ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. During this economic cycle many borrowers' traditional income sources have been impacted negatively and real estate values have dropped significantly. We will continue to work closely with all our borrowers that are experiencing economic problems as a result of this cycle and believe we have the processes in place to monitor and identify problem credits. Until this economic cycle reverses, we are likely to continue to experience higher than historical delinquencies and problem loans. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

        At December 31, 2011, 2010, and 2009, we had non-accrual loans in the amount of $5.4 million, $5.9 million and $4.1 thousand, respectively. Nonaccrual loans at December 31, 2011 consisted of 31 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 2 inputs. The aggregate amount of impaired loans was $9.4 million and $9.6 million for the years ending December 31, 2011 and 2010, respectively. The non-accrual loans range in size from $1 thousand to $2.0 million. The largest relationship is in the amount of $2.0 million with a mortgage on an owner occupied commercial business located in the midlands of South Carolina, as well as additional collateral consisting of marketable securities.

        In addition to the non-accrual loans that are considered to be impaired, we have five loans totaling $3.9 million that are classified as trouble debt restructurings but are accruing loans as of December 31, 2011. The largest of these is for $3.1 million. This loan is collateralized by real estate lots and additional real estate located in the midlands of South Carolina. This is an amortizing loan underwritten on the strength of the individual's business. Due to the collateral coverage on this credit, and the individual's other sources of cash flow, it is not anticipated that we would incur a material loss in the event the debtor fails to service the debt under the restructured terms. The concession made on this loan consisted of reducing the interest rate from the original contract rate for a period of six months. After six months the rate is reset back to the original rate. The other four loans included as troubled debt restructurings range in size from $30 thousand to $400 thousand and have been evaluated for impairment based on the fair value of the underlying collateral (See Note 6, Loans, to the consolidated financial statements for additional disclosures related to impaired loans and troubled debt restructurings).

        There were $3.2 million, $2.4 million, and $2.2 million in loans delinquent 30 to 89 days at December 31, 2011, 2010 and 2009, respectively. There were $25 thousand, $373 thousand and $1.0 thousand in loans greater than 90 days delinquent and still accruing interest at December 31, 2011, 2010 and 2009, respectively.

        Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified 3 loans in the amount of $1.5 million, which are current as to principal and interest at December 31, 2011 and not included in non-performing assets, that could be potential problem loans. Each of these loans is real estate-related, and the loans range in size from $300 thousand to $800 thousand. They have been identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

        The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2011	2010	2009	2008	2007
Average loans and loans held for sale outstanding	$329,534	$337,143	$337,743	$318,954	$296,991

Loans and loans held for sale outstanding at period end	$328,036	$329,954	$344,187	$332,964	$310,028

Total nonaccrual loans	$5,403	$5,890	$4,136	$1,757	$600

Loans past due 90 days and still accruing	$25	$373	$1,022	$59	$501

Beginning balance of allowance	$4,911	$4,854	$4,581	$3,530	$3,215
Loans charged-off:
Construction and development loans	—	—	1,402	—	—
1 - 4 family residential mortgage	465	1,273	450	763	320
Non-farm non-residential mortgage	498	223	117	—	—
Multifamily residential	84	—	—	—	—
Home equity	285	187	107	16	32
Commercial	265	125	700	271	28
Installment & credit card	62	91	174	90	103
Overdrafts	37	50	34	110	140

Total loans charged-off	1,696	1,949	2,984	1,250	623

Recoveries:
1 - 4 family residential mortgage	5	43	9	41	80
Non-farm non-residential mortgage	—	2	8	—	—
Home equity	5	9	4	4	5
Commercial	31	32	73	52	281
Installment & credit card	10	19	54	18	16
Overdrafts	13	23	6	57	64

Total recoveries	64	128	154	172	446

Net loans charged off	1,632	1,821	2,830	1,078	177

Provision for loan losses	1,420	1,878	3,103	2,129	492

Balance at period end	$4,699	$4,911	$4,854	$4,581	$3,530

Net charge -offs to average loans	0.50%	0.54%	0.84%	0.34%	0.06%
Allowance as percent of total loans	1.45%	1.49%	1.41%	1.38%	1.14%
Non-performing loans as % of total loans	1.67%	1.90%	1.50%	.55%	.36%
Allowance as % of non-performing loans	86.60%	78.41%	94.11%	252.26%	320.62%

        The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2011		2010		2009		2008		2007
Dollars in thousands	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$331	6.4%	$681	6.2%	$634	6.6%	$681	8.3%	$129	8.7%
Real Estate Construction	—	3.6%	905	3.2%	1,331	5.8%	1,319	8.7%	343	9.1%
Real Estate Mortgage:
Commercial	1,475	67.9%	1,404	66.2%	1,522	62.2%	1,641	57.7%	1,989	55.8%
Residential	514	11.8%	465	14.1%	243	14.8%	289	15.7%	553	16.8%
Consumer	578	10.3%	414	10.3%	133	10.6%	100	9.6%	198	9.6%
Unallocated	1,801	N/A	1,043	N/A	991	N/A	551	N/A	318	N/A

Total	$4,699	100.0%	$4,911	100.0%	$4,854	100.0%	$4,581	100.0%	$3,530	100.0%

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

Noninterest Income and Expense

        Noninterest Income.    A significant source of noninterest income is service charges on deposit accounts. We also originate fixed rate residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. These loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for the Company. We usually deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income increased from $3.8 million in 2010 to $6.3 million in 2011. Deposit service charges decreased by $65 thousand in 2011 as compared to 2010, primarily as a continued modest decline in overdraft fees. Changes to Regulation E that became effective July 1, 2010 required that customers affirmatively opt in to our overdraft protection program. To the extent customers who had previously utilized this product did not opt in, these changes have resulted in reduced fees resulting from ATM and point of sale transactions. It is expected that this regulatory change, along with other proposals or recommendations related to overdraft protection programs, mandated limitations on the number of items an institution can charge within established time frames, as well as, the order in which items presented for payment must be processed on accounts, may continue to reduce deposit service charge fees in the future. Mortgage origination fees increased by $939 thousand to $1.9 million in 2011 from $1.0 million in 2010. As previously noted the addition of Palmetto South as of July 31, 2011 was a significant contributor to the increased mortgage fees in the third and fourth quarters of 2011. Gross fees from the Palmetto South division during the third and fourth quarters amounted to approximately $880 thousand. In addition historically low interest rates continued to impact refinancing activity during 2011. Investment advisory fees and non-deposit commissions increased to $767 thousand in 2011 as compared to $501 thousand in 2010. This increase results from a continued effort and emphasis placed on this revenue source, as well as an overall increase in the assets under management as a result of the increases in the stock market during 2011.

        For the year ended December 31, 2011, we had net gains on the sale of securities in the amount of $575 thousand, as compared to $827 thousand in the comparable period of 2010. The net gains related primarily to the sale of certain non-agency MBSs that had previously been downgraded by the rating agencies to below investment grade, other investment grade non-agency MBSs, agency MBSs and shares of Federal Home Loan Mortgage Corporation (FHLMC) preferred stock. The FHLMC preferred stock had previously been written down in 2008 as a result of FHLMC being placed into conservatorship. These sales served to significantly reduce the level of securities on our balance sheet that are rated below investment grade (see Note 5—Investment Securities to our Consolidated Financial Statements for further information). The cash generated from these transactions has been reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less. During 2010, we restructured a portion of our available-for-sale investments. During the second quarter of 2010, we sold a CDO and realized a loss in the amount of $1.7 million. Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million. In the third and fourth quarters of 2010, we sold two corporate securities, certain non-taxable municipal securities and other GSE securities and realized gains of $711 thousand. The sales and resulting net gains during the last half of 2010 were a result of our desire to restructure the portfolio to better position us for a rising rate environment as well as investing in securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools.

        Other than temporary impairment ("OTTI") charges (credit component) were $297 thousand in 2011 as compared to $1.6 million in 2010. The 2011 OTTI charges were taken on four below investment grade private label MBSs. We engage a third party to obtain information about structure and anticipated cash flows to assist us in evaluating and monitoring our private label mortgage backed securities portfolio on a quarterly basis (see Note 5—"Investments" to our Consolidated Financial Statements for further information). In 2010, OTTI charges of $477 thousand (credit component) were realized on nine private label mortgage backed securities and $1.1 million on one pooled trust preferred security.

        During 2011, we recorded a negative fair value adjustment on an interest rate swap with a notional amount of $10.0 million in the amount of $166 thousand. This compares to a negative fair value adjustment of $581 thousand during 2010. The interest rate swap was entered into in 2008 to protect assets and liabilities from the negative impact in a rising interest rate environment (See "Market Risk and Interest Rate Sensitivity" discussion). In 2011, we realized a loss on early extinguishment of debt in the amount of $188 thousand. "Other"non-interest income increased by $253 thousand in 2011 as compared to 2010. The increase primarily relates to increases in ATM surcharge and debit card exchange fees of $220 thousand. This results from an increase in number of new transaction accounts as well as increased usage of our debit card product by existing customers. During 2010, we realized fee income related to ATM and debit card usage, to include interchange fees, of approximately $840 thousand as compared to $1.0 million in 2011.

        Noninterest income decreased from $5.0 million in 2009 to $3.8 million in 2010. Deposit service charges decreased by $437 thousand in 2010 as compared to 2009. Since 2007, we have experienced fewer items being presented for payment on accounts with insufficient funds and as a result this source of fee income has continued to decline. In addition, as previously discussed the changes to Regulation E that became effective July 1, 2010 impacted the fees related to overdrafts on ATM and point of sale transactions. Mortgage origination fees increased by $281 thousand to $1.0 million in 2010 from $753 thousand in 2009. This increase is a result of historically low interest rates causing an increase in the level of refinancing activity during 2010. For the year ended December 31, 2010, we had gains on the sale of securities in the amount of $827 thousand, as compared to $1.5 million in the comparable period of 2009. During 2009, we sold approximately $13.0 million in investments in the fourth quarter of 2009 to fund the early extinguishment of $25.0 million in advances. The loss on early extinguishment of debt of $658 thousand was offset by the gains realized on the sale of $13.0 million in investments. Other gains realized throughout 2009 were realized to take advantage of favorable spreads on certain available-for sale securities and shorten the average life of the portfolio. OTTI charges of $1.6 million (credit component) in 2010 as discussed above compare to $1.0 million taken during 2009. During 2009, aggregate OTTI was recognized on five investments. The first, in the amount of $510 thousand, was an equity investment in another financial institution that was closed by the OCC and placed into receivership on May 1, 2009. The charge of $510 thousand represented the entire balance of the investment. An additional charge of $491 thousand was taken on four private label mortgage backed securities ("PLMBSs"). The negative fair value adjustment in 2010 of $581 thousand compares to a positive adjustment of $58 thousand in 2009 on interest rate swap agreement entered into in 2008 with a notional amount of $10.0 discussed previously. Non-interest income "Other" increased by $56 thousand in 2010 as compared to 2009. The increase results from modest increases in all other miscellaneous fees.

        Noninterest Expense.    In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased from $17.7 million in 2010 to $18.4 million in 2011. Salary and benefit expense increased $578 thousand from $8.9 million in the 2010 to $9.5 million in 2011. At December 31, 2010, we had 147 full time equivalent employees as compared to 157 full time employees at December 31, 2011. The increase in number of full time equivalent employees, as well as normal salary adjustments made over the last 12 months, account for the increase in salary and benefit expense in 2011 as compared to 2010. As previously noted, we acquired Palmetto South on July 31, 2011, which is the primary contributor to the increase in the number of full time equivalent employees in 2011 as compared to 2010. ATM/debit card processing expense increased by $58 thousand in 2011 as compared to 2010. This increase is a result of increased number of accounts as well as higher utilization by existing customers of the debit card product. FDIC insurance assessments decreased $114 thousand in 2011 as compared 2010. During the second quarter of 2011, the FDIC changed the assessment from a deposit base to an asset based calculation. The impact to community banks in our asset range was to generally lower the amount of our assessment. This change in the calculation accounts for the lower overall FDIC assessment in 2011 as compared to 2010. In November 2009, all insured institutions with limited exceptions were required to prepay insurance assessments for a three-year period. Our prepayment made in December 2009 amounted to approximately $2.9 million. At December 31, 2011, the remaining prepaid insurance assessment amounted to $1.0 million and is included in "Other assets".

        During the third quarter of 2009, we recognized an impairment charge of $27.8 million related to goodwill acquired in previous acquisitions (see discussion above under "Results of Operations"). Operating noninterest expense increased from $16.6 million in 2009 to $17.7 million in 2010. Total non-interest expense, excluding the goodwill impairment in 2009, increased by $1.1 million, or 6.6%, 2010, as compared to 2009. Salary and benefit expense increased $680 thousand from $8.3 million in 2009 to $8.9 million in the 2010. At December 31, 2010 we had 147 full time equivalent employees as compared to 140 full time employees at December 31, 2009. The increase in number of full time equivalent employees, normal salary adjustments made over the last 12 months as well as a lower amount of deferred salary expense resulting from decreased loan originations account for the increase in salary and benefit expense in 2010 as compared to 2009. FDIC insurance assessments decreased $102 thousand in 2010 as compared 2009. During the second quarter of 2009, the FDIC assessed a one-time special assessment on all insured institutions of 10 basis points. This special assessment amounted to $500 thousand and was expensed in the second quarter of 2009. The FDIC assessment rate for 2010 averaged approximately 19.9 basis points. The recently passed financial institution reform legislation broadens the assessment base for calculation of the FDIC assessment. In November 2009, all insured institutions with limited exceptions were required to prepay insurance assessments for a three-year period. Our prepayment made in December 2009 amounted to approximately $2.9 million. At December 31, 2010, the remaining prepaid insurance assessment amounted to $1.8 million and is included in "Other assets". Other real estate expense increased to $823 thousand during 2010 as compared to $201 thousand in the same period of 2009. This is a result of the increased balance of other real estate owned and includes cost associated with foreclosure, force placed insurance coverage as well as property taxes paid on prior year delinquent taxes on these properties. It is anticipated that these other real estate costs will remain at or near the 2010 levels throughout 2011. Non-interest expense "Other Miscellaneous" decreased by $132 thousand from $756 thousand in 2009 to $624 thousand in 2010.

        The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2011	2010	2009
Salary and employee benefits	$9,520	$8,942	$8,262
Occupancy	1,289	1,229	1,198
Equipment	1,147	1,162	1,249
Marketing and public relations	452	402	343
ATM/debit card processing	472	414	342
Supplies	178	150	221
Telephone	307	302	300
Courier	66	63	79
Correspondent services	193	97	34
FDIC/FICO premium	889	1,003	1,105
Insurance	213	220	194
Other real estate expenses	840	823	201
Professional fees	1,040	1,068	1,132
Loss on limited partnership interest	119	119	119
Postage	174	181	192
Director fees	319	264	232
Amortization of intangibles	517	621	621
Impairment of goodwill	—	—	27,761
Other	666	624	756

	$18,401	$17,684	$44,341

Income Tax Expense

        Income tax expense for 2011 was $1.5 million as compared to income tax expense for the year ended December 31, 2010 of $565 thousand and $696 thousand for the year ended December 31, 2009. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. In 2008, we established a deferred tax valuation allowance of $425 thousand primarily related to contribution carry forwards that expired at the end of 2010. Contribution carry forwards of approximately $710 thousand expired in 2010 and the related valuation allowance in the amount of $241 thousand was reversed. At December 31, 2011, there is a remaining deferred tax valuation reserve in the amount of $132 thousand primarily related to a capital loss carryforward. The net loss generated during 2009 was a result of the impairment of goodwill acquired in tax free acquisitions and therefore is not deductible for income tax purposes. As of December 31, 2011 we have a tax net loss carryforward of approximately $9.6 million. Approximately $1.6 million of this carryforward expires in 2025 and the balance of $8.0 million expires in 2032. See Note 14, Income

Taxes, to the financial statements for a reconciliation of the tax expense. It is anticipated that our effective tax rate for 2012 will be between 32% and 34%.

Financial Position

        Assets totaled $593.9 million at December 31, 2011 as compared to $599.0 million at December 31, 2010, a decrease of $5.1 million. Over the last two years, we have attempted to control balance sheet growth by paying down FHLB advances as they mature or prepaying the advances when the pricing and our liquidity were favorable. Loans at December 31, 2010 were $330.0 million as compared to $324.3 million (excluding loans held for sale) at December 31, 2011. We funded in excess of $46.5 million of new loan production in 2011, but due to scheduled pay downs during the period as well as transfers from loans to other real estate owned, loans declined by $5.7 million from December 31, 2010 to December 31, 2011. At December 31, 2011, loans accounted for 60.0% of earning assets, as compared to 60.6% at December 31, 2010. The loan-to-deposit ratio at December 31, 2011 was 69.8% as compared to 72.5% at December 31, 2010. During 2011, we began to close and fund loans originated for sale, in the secondary market, in the name of First Community Bank, N.A. These loans are generally held for less than thirty days and have locked in purchase commitments by investors prior to closing. Prior to 2011, the loans originated for sale were closed and funded in the investors name and therefore were not reflected on our balance sheet. At December 31, 2011, loans held for sale amounted to $3.7 million. Investment securities increased from $196.2 million at December 31, 2010 to $206.7 million at December 31, 2011. Short-term federal funds sold and interest-bearing bank balances decreased from $19.3 million at December 31, 2010 to $5.9 million at December 31, 2011. The decrease was a result of paying down FHLB advances and our decision to reduce the overall level of funds invested in these overnight investments due to the very low interest rate environment. Deposits increased by $9.0 million to $464.6 million at December 31, 2011 as compared to $455.3 million at December 31, 2010. At December 31, 2011, we had no brokered certificates of deposits. As previously discussed due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we have attempted to control the growth of our balance sheet throughout 2011. We have focused on growing our core deposit base while continuing to fund soundly underwritten loans. To improve our exposure to rising interest rates (see "Market Risk Management" section), the growth in deposits was invested in shorter maturity amortizing investments such as agency CMOs and SBA pools. During 2011, we sold certain non-agency MBSs that had previously been downgraded by the rating agencies to below investment grade, other investment grade non-agency MBSs, agency MBS's and shares of Federal Home Loan Mortgage Corporation (FHLMC) preferred stock. The FHLMC preferred stock had previously been written down in 2008 as a result of FHLMC being placed into conservatorship. These sales served to significantly reduce the level of securities on our balance sheet that are rated below investment grade (see Note 5, Investment Securities, for further information). The following table summarizes the carrying value of investment securities in our portfolio that have been downgraded below investment grade as of December 31, 2009, 2010 and 2011, respectively.

	12/31/09	12/31/10	12/31/2011
Total Non-Agency MBSs	$65,793	$51,436	$16,487
Below Investment Grade Non-Agency MBSs	$42,863	$37,078	$13,633
Other Below Investment Grade Securities	8,857	1,877	—

Total Below Investment Grade Securities	$51,720	$38,955	$13,633

        The funds received from the sale of these downgraded investments as well as other investment sales transaction were primarily invested in securities that have a lower regulatory risk weighting such as GSE mortgage-backed securities and SBA pools. These securities carry a zero to twenty percent regulatory risk weighting for regulatory capital purposes. We also do not consider any of our investments to have additional other-than-temporary impairment in excess of amounts previously recognized at December 31, 2011.

        Shareholders' equity totaled $47.9 million at December 31, 2011, as compared to $41.8 million at December 31, 2010. Net income available to common shareholders less dividend payments to common shareholders resulted in retained deficit decreasing to $17.6 million as of December 31, 2011. Due to the low interest rate environment and the reduction in below investment grade securities, accumulated other comprehensive income increased from a deficit at December 31, 2010 of $2.2 million to a positive $1.3 million at December 31, 2011.

Earning Assets

        Loans.    Loans typically provide higher yields than the other types of earning assets. During 2011, loans accounted for 59.9% of average earning assets as compared to 60.6% of average earning assets in 2010. The loan portfolio averaged $329.5 million in 2011 as compared to $337.1 million in 2010. Loans decreased from $330.0 million at December 31, 2010 to $324.3 million at December 31, 2011. Quality loan portfolio growth continues to be a strategic focus into 2012 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. A goal of the Treasury's CPP, which we participated in 2008, was to provide capital to financial institutions to assist in unfreezing the credit markets. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2011, we funded new loans of approximately $46.5 million. Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the very slow recovery from recessionary national and local economic conditions, as well as deterioration of asset quality within our Company, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional "well capitalized" ratios and significantly increased regulatory burdens will impede our ability to leverage our balance sheet and expand the loan portfolio.

        The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Commercial, financial & agricultural	$20,608	$20,555	$22,758	$27,833	$26,912
Real estate:
Construction	11,767	10,540	19,972	28,832	28,141
Mortgage—residential	38,337	46,684	50,985	52,423	52,018
Mortgage—commercial	220,288	218,298	214,178	191,832	173,173
Consumer:
Home equity	27,976	27,747	28,824	23,872	21,183
Other	5,335	6,130	7,470	8,172	8,601

Total gross loans	324,311	329,954	344,187	332,964	310,028
Allowance for loan losses	(4,699)	(4,911)	(4,854)	(4,581)	(3,530)

Total net loans	$319,612	$325,043	$339,333	$328,383	$306,498

        In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2011 and 2010 were commercial mortgage loans in the amount of $220.3 million and $218.2 million, representing 67.9% and 66.1% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

        The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2011
(in thousands)	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$7,278	$12,921	$409	$20,608
R/E-Construction	8,988	2,779	—	11,767
All other loan	37,884	200,679	53,373	291,936

	$54,150	$216,379	$53,782	$324,311

Loans maturing after one year with:
Variable Rate				$48,545
Fixed Rate				221,616

				$270,161

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

        The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $205.7 million in 2011, as compared to $194.4 million in 2010. This represents 37.4% and 35.0% of the average earning assets for the year ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, our investment securities portfolio amounted to $206.7 million and $196.1 million, respectively.

        Beginning in 2008 and continuing into 2012, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. As of December 31, 2011, we own total MBSs and CMOs with an amortized cost of $141.1 million and an approximate fair value of $141.6 million. These included securities with an amortized cost of $124.6 million and approximate fair value of $126.9 million issued by GSEs. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than our amortized cost.

        Also included in our MBS and CMO portfolio are PLMBSs with an amortized cost of $16.5 million and approximate fair value of $14.7 million at December 31, 2011. Although at the time of purchase, these were not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 through 2011. The result has been that the market for these investments are less liquid and the spread as compared to alternative investments widened dramatically. During the second quarter of 2008, we implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. Starting in early 2009, many of these securities acquired in the leverage strategy, as well as others that were owned prior to 2008, began to be downgraded by the various rating agencies, and at December 31, 2011, 10 CUSIPs held have been downgraded below investment grade. We perform an internal detailed analysis on each CUSIP on a quarterly basis. The analysis includes stressing each security using various assumptions for conditional default rate (CDR), prepayment speeds (CPR) and severities of loss on underlying collateral once it is liquidated. In addition, we have an independent third party perform an analysis of each security to assist with evaluating and stressing each of the securities that have been downgraded below investment grade. Our analysis to evaluate the credit loss component of the impairment includes stressing the expected cash flows using the average CPR, CDRs and severities over the last six months. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuation were approximatesly 5.6%, 2.6% and 49.8% respectively. For all loans in the pools sixty day delinquent or more it is assumed they will be resolved across a two year period at loss severities based on location and category. Each CUSIP is reviewed and if circumstances indicate that a shorter time frame is appropriate because CDRs and severities are rapidly increasing, we will adjust these assumptions. For the year ended December 31, 2011, we recognized impairment charges on four PLMBS investments whereby the credit component was $297 thousand recognized through earnings. (see Note 5 to the financial statements). For the year ended December 31, 2010, we recognized the credit impairment charges of $477 thousand as the credit component on nine PLMBS securities through earnings. Our exposure to future losses resulting from OTTI has been greatly reduced as result of the overall reduction through the sale of a number of these investments in 2011 (see Financial Position discussion above). Our remaining PLMBSs continue to experience high levels of delinquencies in the underlying loans that make up the PLMBSs, and as a result we could experience additional OTTI in the future.

        The following table summarizes the PLMBSs portfolio by credit rating as of December 31, 2011. The rating reflects the lowest rating by any major rating agency.

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	6	$1,674	$1,674	$1,596
AA	1	353	353	351
Aa2	1	87	87	87
Aa3	1	378	378	366
A1	1	362	362	336
Below Investment Grade	12	16,044	13,633	11,982

Total	22	$18,898	$16,487	$14,718

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

        We also hold corporate bonds and other securities with an amortized cost value of $1.5 million and fair value of $1.4 million as of December 31, 2011. At December 31, 2011 we held no corporate debt securities rated below investment grade. For corporate debt securities, we review the underlying issuer's credit quality, additional underlying credit support, and the length of maturity of the bond. If our analysis determines that it is likely we will recover all of the projected cash flows, we do not deem the security to be OTTI.

        At December 31, 2011, the estimated weighted average life of the portfolio was approximately 5.7 years, duration of approximately 3.7, and a weighted average tax equivalent yield of approximately 3.10%

        The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2011	2010	2009
Securities available-for-sale at fair value:
U.S. Government sponsored enterprises	$34	$13,738	$7,718
Small Business Administration pools	36,479	31,496	9,408
Mortgage-backed securities	141,631	121,257	94,124
State and local government	20,488	19,055	8,179
FHLMC preferred stock	21	235	348
Corporate bonds	1,415	2,585	11,192
Other	964	943	867

	201,032	189,309	131,836

Securities held-to-maturity (amortized cost):
State and local government	—	—	2,711
Mortgage-backed securities	—	—	53,333
Other	—	—	60

	—	—	56,104

Total	$201,032	$189,309	$187,940

        We hold other investments carried at cost which includes stock in the Federal Reserve and the FHLB. These investments amounted to $5.6 million, $6.8 million, and $7.9 million at December 31, 2011, 2010 and 2009, respectively.

Investment Securities Maturity Distribution and Yields

        The following table shows, at amortized cost, the scheduled maturities and average yield of securities held at December 31, 2011

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Government sponsored enterprises	$—	—	$31	4.97%	$—	—	$—	—
Small Business Administration pools	—	—	9,977	1.22%	14,247	3.38%	11,665	1.66%
Mortgage-backed securities	7,170	1.63%	101,394	2.72%	25,255	4.09%	7,285	4.21%
State and local government	501	3.30%	909	3.69%	18,207	3.75%	—	—
Corporate	—	—	1,000	4.00%	500	3.51%	—	—
Other	—	—	60	0.78%	—	0.00%	872	4.48%

Total investment securities available-for-sale	$7,671	1.74%	$113,371	2.61%	$58,209	3.80%	$19,822	2.72%

(1)
Yield calculated on tax equivalent basis

Short-Term Investments

        Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $15.2 million in 2011, as compared to $24.4 million in 2010. During 2009 we started maintaining the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks. At December 31, 2011, short-term investments including funds on deposit at the Federal Reserve totaled $5.1 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

        Deposits.    Average deposits were $466.8 million during 2011, compared to $458.5 million during 2010. Average interest-bearing deposits were $384.3 million during 2011, as compared to $382.0 million during 2010.

        The following table sets forth the deposits by category:

	December 31,
	2011		2010		2009
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$83,572	18.0%	$72,625	16.0%	$72,656	16.2%
NOW accounts	88,330	19.0%	78,814	17.3%	64,569	14.4%
Money market accounts	48,153	10.40%	44,790	9.8%	40,090	8.9%
Savings accounts	34,048	7.3%	29,886	6.6%	25,757	5.7%
Time deposits less than $100,000	128,616	27.7%	143,946	31.6%	156,422	34.8%
Time deposits more than $100,000	81,866	17.6%	85,283	18.7%	90,082	20.0%

	$464,585	100.0%	$455,344	100.0%	$449,576	100.0%

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $370.1 million and

$344.6 million at December 31, 2011 and 2010, respectively. Included in time deposits less than $100,000 are brokered deposits of $14.9 at December 31, 2009. We had no brokered deposits as of December 31, 2011 and 2010.

        A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2011
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$11,360	$18,393	$24,727	$27,386	$81,866

        There were no other time deposits of $100,000 or more at December 31, 2011.

        Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

        Borrowed funds.    Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $15.9 million, $17.4 and $24.6 million during 2011, 2010 and 2009, respectively. The maximum month-end balances during 2011, 2010 and 2009 were $18.1 million, $21.8 million and $28.9 million, respectively. The average rates paid during these periods were 0.25%, 0.35% and 0.40%, respectively. The balances of securities sold under agreements to repurchase were $13.6 million and $12.7 million at December 31, 2011 and 2010, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB, the bank has access to advances from the FHLB for various terms and amounts. During 2011 and 2010, the average outstanding advances amounted to $56.0 million and $69.3 million, respectively.

        The following is a schedule of the maturities for FHLB Advances as of December 31, 2011 and 2010:

	December 31,
	2011		2010
(In thousands) Maturing	Amount	Rate	Amount	Rate
2011	—	—	18,000	3.06%
2012	1,000	0.36%	—	—
2013	4,000	3.58%	10,500	3.39%
2015	6,500	4.09%	7,500	4.06%
After five years	32,362	4.13%	32,094	4.11%

	$43,862	3.99%	$68,094	3.72%

        During the fourth quarter of 2011, we prepaid $4.0 million in advances that were scheduled to mature in January 2013. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. Interest is payable quarterly and the notes may be prepaid at anytime without penalty. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. The warrants expire December 16, 2019.

Capital Adequacy and Dividends

        Total shareholders' equity as of December 31, 2011 was $47.9 million as compared to $41.8 million as of December 31, 2010. Retention of earnings available to common shareholders less dividend payments on our common stock, plus an increase in accumulated other comprehensive income accounted for the increase in shareholders' equity. In November 2008, we issued $11.35 million in preferred stock under the CPP plan. Preferred dividends of 5% were paid during the year ended December 31, 2011 and 2010 on the preferred stock issued under the CPP plan. During each quarter of 2010 and 2011, we paid a dividend on our common stock of $0.04 per share.

        In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

        The following table shows the return (loss) on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2011.

	2011	2010	2009
Return on average assets	0.44%	0.20%	(3.90)%
Return on average common equity	7.98%	3.73%	(49.66)%
Equity to assets ratio(1)	8.06%	6.98%	6.84%
Dividend Payout Ratio	5.79%	28.1%	N/A

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

        Under the terms of the CPP Purchase Agreement, we may redeem the Series T Preferred Stock at par after February 15, 2012. Prior to this date, we may redeem the Series T Preferred Stock at par if (i) we raise aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the CPP Purchase Agreement) in excess of approximately $2.8 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. The Recovery Act signed by the President on February 17, 2009 amended the terms of the CPP Purchase Agreement, allowing us to redeem the Series T Preferred Stock prior to February 15, 2012. However, any redemption remains subject to the consent of the Federal Reserve.

        On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank. As reflected in the Formal Agreement, the OCC's primary concern with the Bank was driven by the rating agencies downgrades of non-agency MBS in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector (see discussion above under "Investments" and Note 5, Investments, to the Consolidated Financial Statements"). The Formal Agreement did not require any adjustment to the Bank's balance sheet or income statement; nor did it change the Bank's "well capitalized" status.

        In addition to the Formal Agreement, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2011, the Bank exceeded each of these ratios and remained well capitalized. The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement. The Bank has taken and will continue to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC. There can be no assurance that the Bank will be able to continue to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. However, management believes the Bank is currently in compliance with all provisions of the Formal Agreement. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

        The Bank's risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.27%, 15.12%, and 16.38%, respectively, at December 31, 2011 as compared to 8.48%, 13.24%, and 14.49%, respectively, at December 31, 2010. The Company's risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.40%, 15.33%, and 17.25%, respectively at December 31, 2011 as compared to 8.79%, 13.73% and 14.99%, respectively at December 31, 2010. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months. In addition, we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next 12 months.

        Dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. In addition to the Formal Agreement, as a national bank, the Bank is prohibited from declaring a dividend on its shares of common stock in any year in excess of an amount equal to the sum of the net income of the Bank for that year and the retained net income of the Bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. As a national bank, the Bank also cannot pay dividends from permanent capital without prior OCC approval. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Formal Agreement, that prohibit the Bank from paying cash dividends to the Company.

        During the fourth quarter of 2011, we prepaid $4.0 million in advances that were scheduled to mature in January 2013. In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing in December 16, 2019. Interest is payable quarterly and the notes may be prepaid at anytime without penalty. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. The warrants expire December 16, 2019.

        The Company and the Bank exceeded their regulatory capital ratios at December 31, 2011 and 2010, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2011
Risk Based Capital
Tier 1	$14,647	4.00%	$55,377	15.1%	$40,730	11.1%
Total Capital	29,294	8.00%	59,971	16.4%	30,677	8.4%
Tier 1 Leverage	23,898	4.00%	55,377	9.3%	31,479	5.3%
December 31, 2010
Risk Based Capital
Tier 1	$15,480	4.00%	$51,225	13.2%	$35,745	9.2%
Total Capital	30,960	8.00%	56,078	14.5%	25,118	6.5%
Tier 1 Leverage	24,172	4.00%	51,225	8.5%	27,053	4.5%
The Company:
December 31, 2011
Risk Based Capital
Tier 1	$14,668	4.00%	$56,207	15.3%	$41,539	11.3%
Total Capital	29,335	8.00%	63,256	17.3%	33,921	9.3%
Tier 1 Leverage	23,909	4.00%	56,207	9.4%	32,298	5.4%
December 31, 2010
Risk Based Capital
Tier 1	$15,509	4.00%	$53,252	13.7%	$37,743	9.7%
Total Capital	31,020	8.00%	58,105	15.0%	27,085	7.0%
Tier 1 Leverage	24,227	4.00%	53,252	8.8%	29,025	4.8%

        As noted above the OCC has separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2011, the bank exceeds these ratios.

Liquidity Management

        Liquidity management involves monitoring sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. The Bank is a member of the FHLB and has the ability to obtain advances for various periods of time. These advances are secured by securities pledged by the Bank or assignment of loans within the Bank's portfolio.

        With the successful completion of the common stock offering in 1995, the secondary offering completed in 1998, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006, the preferred stock offering under the CPP program in November 2008, and the Unit offering in December 2011, we have maintained a high level of liquidity and adequate capital along with retained earnings less the 2009 and 2008 net loss, sufficient to fund the operations of the Bank for at least the next 12 months. We anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. The loss related to goodwill impairment in 2009 was a noncash charge and had no impact on regulatory capital or tangible equity. Total shareholders' equity was 8.07% of total assets at December 31, 2011 and 7.0% at December 31, 2010. Funds sold and short-term interest bearing deposits are our primary source of liquidity and averaged $15.2 million and $24.4 million during the year ended December 31, 2011 and 2010, respectively. The Bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2011. The FHLB has approved a line of credit of up to 25% of the Bank's assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

        We believe our liquidity remains adequate to meet operating and loan funding requirements and that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long-term and short-term liquidity needs successfully.

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

        Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on that assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

/s/ MICHAEL C. CRAPPS Chief Executive Officer and President	/s/ JOSEPH G. SAWYER Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

        We have audited the accompanying consolidated balance sheets of First Community Corporation and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina
March 27, 2012

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2011	2010
ASSETS
Cash and due from banks	$10,599	$7,114
Interest-bearing bank balances	5,512	19,102
Federal funds sold and securities purchased under agreements to resell	381	245
Investment securities—available for sale	201,032	189,309
Other investments, at cost	5,637	6,841
Loans held for sale	3,725	—
Loans	324,311	329,954
Less, allowance for loan losses	4,699	4,911

Net loans	319,612	325,043
Property, furniture and equipment—net	17,483	18,026
Bank owned life insurance	10,974	10,773
Other real estate owned	7,351	6,904
Intangible assets	365	881
Goodwill	571	—
Other assets	10,645	14,785

Total assets	$593,887	$599,023

LIABILITIES
Deposits:
Non-interest bearing demand	$83,572	$72,625
NOW and money market accounts	136,483	123,604
Savings	34,048	29,886
Time deposits less than $100,000	128,616	143,946
Time deposits $100,000 and over	81,866	85,283

Total deposits	464,585	455,344
Securities sold under agreements to repurchase	13,616	12,686
Federal Home Loan Bank Advances	43,862	68,094
Junior subordinated debt	17,913	15,464
Other borrowed money	—	120
Other liabilities	6,015	5,518

Total liabilities	545,991	557,226

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 11,350 issued and outstanding	11,137	11,035
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,307,531 at December 31, 2011 and 3,270,135 at December 31, 2010	3,308	3,270
Common stock warrants issued	560	509
Additional paid in capital	49,165	48,956
Accumulated Deficit	(17,603)	(19,732)
Accumulated other comprehensive income (loss)	1,329	(2,241)

Total shareholders' equity	47,896	41,797

Total liabilities and shareholders' equity	$593,887	$599,023

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2011	2010	2009
Interest income:
Loans, including fees	$19,110	$19,851	$20,226
Investment securities—taxable	6,291	7,376	10,332
Investment securities—non taxable	51	190	326
Other short term investments	74	94	97

Total interest income	25,526	27,511	30,981

Interest expense:
Deposits	4,573	6,281	8,734
Securities sold under agreement to repurchase	40	60	98
Other borrowed money	2,596	3,033	4,272

Total interest expense	7,209	9,374	13,104

Net interest income	18,317	18,137	17,877
Provision for loan losses	1,420	1,878	3,103

Net interest income after provision for loan losses	16,897	16,259	14,774

Non-interest income:
Deposit service charges	1,810	1,875	2,312
Mortgage origination fees	1,973	1,034	753
Investment advisory fees and non-deposit commissions	767	501	495
Gain on sale of securities	575	827	1,489
Gain (loss) on sale of other assets	(155)	35	(73)
Other-than-temporary-impairment write-down on securities	(297)	(1,560)	(1,001)
Fair value gain (loss) adjustments	(166)	(581)	58
Loss on early extinguishment of debt	(188)	—	(658)
Other	1,966	1,713	1,657

Total non-interest income	6,285	3,844	5,032

Non-interest expense:
Salaries and employee benefits	9,520	8,942	8,262
Occupancy	1,289	1,229	1,198
Equipment	1,147	1,162	1,249
Marketing and public relations	452	402	343
FDIC Insurance assessments	889	1,003	1,105
Other real estate expense	840	823	201
Amortization of intangibles	517	621	621
Impairment of goodwill	—	—	27,761
Other	3,747	3,502	3,601

Total non-interest expense	18,401	17,684	44,341

Net income (loss) before tax	4,781	2,419	(24,535)
Income tax expense	1,457	565	696

Net income (loss)	$3,324	$1,854	$(25,231)

Preferred stock dividends	670	664	656

Net income (loss) available to common shareholders	$2,654	$1,190	$(25,887)

Basic earnings (loss) per common share	$0.81	$0.36	$(7.95)

Diluted earnings per (loss) common share	$0.81	$0.36	$(7.95)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)

(Dollars and shares in thousands)	Preferred Stock	Number Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2008	$10,850	3,227	$3,227	$509	$48,732	$(186)	$6,263	$(1,239)	$68,156
Comprehensive income:
Net loss							(25,231)		(25,231)
Other comprehensive income (loss):
Unrealized gain during period on available-for-sale securities net of tax of $692								1,211
Unrealized market loss on held-to-maturity securities net of tax benefit of $580								(1,096)
Less: reclassification adjustment for gain included in net income, net of tax expense of $285								(529)

Other comprehensive loss								(414)	(414)

Comprehensive loss:									(25,645)

Amortization compensation restricted stock						107			107
Dividends: Common stock ($0.24 per share)							(777)		(777)
Preferred stock	89						(656)		(567)
Dividend reinvestment plan		25	25		141				166

Balance December 31, 2009	10,939	3,252	3,252	509	48,873	(79)	(20,401)	(1,653)	41,440
Comprehensive Income:
Net income							1,854		1,854
Other comprehensive income (loss):
Unrealized loss during period on available-for-sale securities net of tax of $564								(1,065)
Reclassification adjustment for Other-than-temporary impairment on securities net of tax benefit of $546								1,014
Reclassification adjustment for gain included in net income, net of tax expense of $289								(537)

Other comprehensive loss								(588)	(588)

Comprehensive income									1,266

Amortization of compensation on restricted stock						79			79
Dividends: Common ($0.16 per share)							(521)		(521)
Preferred stock	96						(664)		(568)
Dividend reinvestment plan		18	18		83				101

Balance, December 31, 2010	11,035	3,270	3,270	509	48,956	—	(19,732)	(2,241)	41,797
Comprehensive Income:
Net income							3,324		3,324
Other comprehensive income (loss):
Unrealized gain during period on available-for-sale securities net of tax of $1,964								3,751
Reclassification adjustment for Other-than-temporary impairment on securities net of tax benefit of $104								193
Less: reclassification adjustment for gain included in net income, net of tax expense of $201								(374)

Other comprehensive income								3,570	3,570

Comprehensive income									6,894

Issuance of stock warrants				51					51
Issuance of restricted stock		23	23		133	(65)			91
Amortization of compensation on restricted stock						65			65
Dividends: Common ($0.16 per share)							(525)		(525)
Preferred stock	102						(670)		(568)
Dividend reinvestment plan		15	15		76				91

Balance, December 31, 2011	$11,137	$3,308	3,308	$560	$49,165	$—	$(17,603)	$1,329	$47,896

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,324	$1,854	$(25,231)
Adjustments to reconcile net income (loss) to net cash provided in operating activities
Depreciation	841	882	985
Premium amortization (discount accretion)	1,968	1,421	57
Provision for loan losses	1,420	1,878	3,103
Writedowns of other real estate owned	261	333	—
Loss on sale of other real estate owned	155	3	20
Amortization of intangibles	517	621	621
Gain on sale of securities	(575)	(827)	(1,489)
Other-than-temporary-impairment charges on securities	297	1,560	1,001
Net (increase) decrease in fair value option instruments and derivatives	166	581	(58)
Goodwill Impairment	—	—	27,761
Loss on early extinguishment of debt	188	—	658
(Increase) decrease in other assets	1,214	1,016	(1,730)
Increase (decrease) in accounts payable	496	336	(792)

Net cash provided in operating activities	10,272	9,658	4,906

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	56,003	85,456	35,159
Purchase of investment securities available-for-sale	(103,040)	(140,374)	(60,478)
Maturity/call of investment securities available-for-sale	40,441	42,910	50,210
Purchase of investment securities held-to-maturity	—	(10)	(2,123)
Maturity/call of investment securities held-to-maturity	—	8,874	13,552
Maturity of investment securities held-for-trading	—	—	736
Proceeds from sale of securities held-for-trading	—	—	1,802
(Increase) decrease in loans	(3,484)	4,778	(17,761)
Proceeds from sale of other real estate owned	3,020	3,208	1,187
Proceeds from sale of land	10	—	200
Purchase of property and equipment	(308)	(242)	(472)

Net cash provided (used) in investing activities	(7,358)	4,600	22,012

Cash flows from financing activities:
Increase in deposit accounts	9,242	5,710	25,589
Advances from the Federal Home Loan Bank	7,500	—	4,000
Repayment of advances from the Federal Home Loan Bank	(31,921)	(5,232)	(39,389)
Increase (decrease) in securities sold under agreements to repurchase	929	(7,990)	(7,475)
Increase (decrease) in other borrowings	(120)	(44)	12
Proceeds from issuance of subordinated note payable	2,500	—	—
Dividend reinvestment plan	182	101	166
Dividends paid: Common Stock	(525)	(522)	(777)
Preferred Stock	(670)	(664)	(567)

Net cash used in financing activities	(12,883)	(8,641)	(18,441)

Net increase (decrease) in cash and cash equivalents	(9,969)	5,617	8,477
Cash and cash equivalents at beginning of year	26,461	20,844	12,367

Cash and cash equivalents at end of year	$16,492	$26,461	$20,844

Supplemental disclosure:
Cash paid during the period for: Interest	$7,706	$9,413	$14,205
Taxes	$—	$—	$350
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$3,570	$(588)	$1,090
Transfer of loans to foreclosed property	$3,889	$7,278	$3,635
Transfer of HTM securities to AFS securities	$—	$46,244	$—

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

Note 1—ORGANIZATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of First Community Corporation (the "company") and its wholly owned subsidiary First Community Bank, N.A (the "bank"). The company owns all of the common stock of FCC Capital Trust I. All material intercompany transactions are eliminated in consolidation. The company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The bank opened for business on August 17, 1995. FCC Capital Trust I is an unconsolidated special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

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

Investment Securities

        Investment securities are classified as either held-to-maturity, available-for-sale or trading securities. In determining such classification, securities that the company has the positive intent and ability to hold to maturity are classified as held-to maturity and are carried at amortized cost. Securities classified as available-for-sale are carried at estimated fair values with unrealized gains and losses included in shareholders' equity on an after tax basis. Trading securities are carried at estimated fair value with unrealized gains and losses included in Non-interest income (See Note 5).

        Gains and losses on the sale of available-for-sale securities and trading securities are determined using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are judged to be other than temporary are written down to fair value and charged to income in the Consolidated Statement of Income (Loss).

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Mortgage Loans Held for Sale

        The company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the company's loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the company's name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in by price with the investors on the same day that the loan was locked in with the company's customers. Therefore, these loans present very little market risk for the company.

        The company usually delivers to, and receives funding from, the investor within 30 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a "best efforts" basis. The company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

        The company considers a loan to be impaired when, based upon current information and events, it is believed that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered impaired are accounted for at the lower of carrying value or fair value. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, generally when a loan becomes 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received first to principal and then to interest income.

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

        In 2006, the FASB issued guidance related to Accounting for Uncertainty in Income Taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements in accordance with FASB ASC topic 740-10, "Income Taxes. It also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return.

Stock Based Compensation Cost

        The Company accounts for stock based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

        The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2011, 2010 or 2009.

Earnings (Loss) Per Share

        Basic earnings (loss) per common share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and warrants and are computed using the treasury stock method.

Subsequent Events

        Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued and all material subsequent events have been either recognized or disclosed in the notes to the financial statements.

Segment Information

        ASC Topic 280-10, "Segment Reporting," requires selected segment information of operating segments based on a management approach. The Company operates as one business segment.

Recently Issued Accounting Standards

        In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 6, Loans, for applicable disclosures.

        Disclosures about Troubled Debt Restructurings ("TDRs") required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 were required beginning with the quarter ended September 30, 2011, and have been presented in Note 6, Loans.

        In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company on January 1, 2011.

        In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment was effective for the Company on January 1, 2012.

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

        ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

        The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

        The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013 and must be provided retrospectively for all comparative periods presented. The Company does not expect these amendments to have a material effect on its financial statements.

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

        The company is subject to regulations of various governmental agencies (regulatory risk). These regulations can and do change significantly from period to period. The company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loan loss allowances and operating restrictions from regulators' judgments based on information available to them at the time of their examination.

Reclassifications

        Certain captions and amounts in the 2010 and 2009 consolidated financial statements were reclassified to conform to the 2011 presentation.

Note 3—FAIR VALUE MEASUREMENT

        The company adopted FASB ASC Fair Value Measurement Topic 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—FAIR VALUE MEASUREMENT (Continued)

minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

        Investment Securities Held-to-Maturity:    Investment securities that are held-to-maturity and considered other-than-temporarily- impaired are recorded at fair value in accordance with FASB ASC Topic on "Investments- Debt and Equity Securities" on a non-recurring basis. If the company does not expect to recover the entire amortized cost basis of the security, OTTI is considered to have occurred. See Note 5 for determining allocation between current earnings and comprehensive income. Measurement is based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 2 securities include private label mortgage-backed securities. Generally these fair values are priced from established pricing models.

        Loans:    Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired, measurement is based upon FASB ASC 310-10-35 "Loan Impairment." The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the company records the fair value based upon a current appraisal the fair

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—FAIR VALUE MEASUREMENT (Continued)

value measurement is considered Level 2. When a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

        Other Real Estate Owned (OREO):    OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management's estimation of the collateral. When the OREO value is based upon a current appraisal it is considered a Level 2 measurement. When a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

        Derivative Financial Instruments:    Interest rate swaps are carried at fair value and measured on a recurring basis. The measurement is based on valuation techniques including discounted cash flows analysis for each derivative. The analysis reflects the contractual remaining term of derivative, interest rates, volatility and expected cash payments. The measurement of the interest rate swap is considered to be a Level 3 measurement.

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

        The following tables summarize quantitative disclosures about the fair value measurement for each category of assets and liabilities that are measured on a recurring basis carried at fair value as of December 31, 2011 and 2010.

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$34	$—	$34	$—
Mortgage-backed securities	141,631	—	141,631	—
Small Business Administration securities	36,479	—	36,479	—
State and local government	20,488	—	20,488	—
Corporate and other securities	2,400	926	1,474	—

	201,032	926	200,106	—
Interest rate swap	(602)	—	—	(602)

Total	$200,430	$926	$200,106	$(602)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—FAIR VALUE MEASUREMENT (Continued)

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$13,738	$—	$13,738	$—
Mortgage-backed securities	121,257	—	121,257	—
Small Business Administration securities	31,496	—	31,496	—
State and local government	19,055	—	18,430	625
Corporate and other securities	3,763	1,118	2,463	182

	189,309	1,118	187,384	807
Interest rate swap	(778)	—	—	(778)

Total	$188,531	$1,118	$187,384	$29

        During the fourth quarter of 2011, a state and local government bond with a fair value of $579 thousand was called and removed from the Level 3 category.

        The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2011 and 2010 measured on a recurring basis:

	2011
(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Swap
Beginning Balance	$625	$182	$(778)
Total gains or losses (realized/unrealized)
Included in earnings	—	(103)	(166)
Included in other comprehensive income	—	(79)	—
Purchases, issuances, and settlements	(625)	—	342
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$—	$—	$(602)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—FAIR VALUE MEASUREMENT (Continued)

	2010
(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Swap
Beginning Balance	$—	$5,780	$(535)
Total gains or losses (realized/unrealized)
Included in earnings	—	(2,782)	(581)
Included in other comprehensive income	—	1,384	—
Purchases, issuances, and settlements	(44)	(4,200)	338
Transfers in and/or out of Level 3	669	—	—

Ending Balance	$625	$182	$(778)

        The following tables reflect the changes in fair values for the year ended December 31, 2011, 2010 and 2009 and where these changes are included in the income statement.

	2011	2010	2009
(Dollars in thousands)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)
Trading securities	$—	$—	$33
Interest rate swap	(166)	(581)	7
Federal Home Loan Bank Advance	—	—	18

Total	$(166)	$(581)	$58

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—FAIR VALUE MEASUREMENT (Continued)

        The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2011 and December 31, 2010 that are measured on a non-recurring basis.

(Dollars in thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$44	$—	$44	$—
Real estate:
Mortgage-residential	622	—	622	—
Mortgage-commercial	8,666	—	8,666	—
Consumer:
Home equity	—	—	—	—
Other	19	—	19	—

Total impaired	9,351	—	9,351	—

Other real estate owned:		—		—
Construction	2,156	—	2,156	—
Mortgage-residential	4,278	—	4,278	—
Mortgage-commercial	917	—	917	—

Total other real estate owned	7,351	—	7,351	—

Total	$16,702	$—	$16,702	$—

(Dollars in thousands) Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$96	$—	$96	$—
Real estate:
Mortgage-residential	1,527	—	1,527	—
Mortgage-commercial	7,818	—	7,818	—
Consumer:
Home equity	38	—	38	—
Other	12	—	12	—

Total impaired	9,491	—	9,491	—

Other real estate owned:		—		—
Construction	2,331	—	2,331	—
Mortgage-residential	3,306	—	3,306	—
Mortgage-commercial	1,267	—	1,267	—

Total other real estate owned	6,904	—	6,904	—

Total	$16,395	$—	$16,395	$—

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—FAIR VALUE MEASUREMENT (Continued)

        The company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the company considers to be level 2 inputs. The aggregate amount of impaired loans was $9.4 million and $9.6 million for the years ended December 31, 2011 and 2010, respectively.

        Goodwill and other intangible assets are measured on a non-recurring basis at least annually. The valuation is performed at September 30 of each year. Market capitalization and acquisition multiples have significantly declined since 2004 and 2006, which are the dates of the acquisition of Dutchfork Bankshares and DeKalb Bancshares, respectively. The multiples and the resulting valuations declined dramatically throughout 2008 and 2009 as a result of the current economic downturn. The test at September 30, 2009 reflected goodwill impairment. As a result, the company recognized an impairment charge in the amount of $27.8 million in the third quarter of 2009. The impairment charge resulted in all of the goodwill intangible related to these two acquisitions, being written off as of September 30, 2009. As a result of the acquisition of Palmetto South mortgage on July 31, 2011, we have recorded goodwill in the amount of $571 thousand. Beginning in 2012 and each year, thereafter, this goodwill will be tested for impairment.

Note 4—BUSINESS COMBINATIONS

        The Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation ("Palmetto South"), effective July 31, 2011. Palmetto South, which operates as a division of the Bank, offers mortgage loan products for home purchase or refinance in the South Carolina market area. The acquisition price will be paid during a three year earn out period with the actual amount calculated based on the achievement of certain profitability metrics. The earn out terms over the three year period provide for contingent consideration which ranges from $0 to $1.2 million based upon annual net income. Management anticipates the amount will be approximately $600 thousand based upon recent past operating results and as such a contingent liability was recognized for this amount when considering business combination accounting rules. The purchase price of operating assets was $22 thousand. This acquisition was not considered material to the financial statements.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities are summarized below:

        AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Government sponsored enterprises	$31	$3	$—	$34
Mortgage-backed securities	141,103	2,876	2,348	141,631
Small Business Administration pools	35,889	634	44	36,479
State and local government	19,617	871	—	20,488
Corporate and other securities	2,432	54	86	2,400

	$199,072	$4,438	$2,478	$201,032

December 31, 2010:
Government sponsored enterprises	$13,793	$44	$99	$13,738
Mortgage-backed securities	124,113	1,558	4,414	121,257
Small Business Administration pools	31,451	135	90	31,496
State and local government	19,128	217	290	19,055
Corporate and other securities	4,311	244	792	3,763

	$192,796	$2,198	$5,685	$189,309

        In the fourth quarter of 2010, the company reclassified all investments in the held-to-maturity portfolio to the available-for-sale portfolio.

        At December 31, 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.4 million, mutual funds at $904.9 thousand and Federal Home Loan Mortgage Corporation preferred stock of $20.9 thousand. At December 31, 2010, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $2.6 million, mutual funds at $883.1 thousand and Federal Home Loan Mortgage Corporation preferred stock of $234.6 thousand.

        Other investments, at cost include FHLB and Federal Reserve Bank Stock in the amount of $3.8 million and $1.8 million at December 31, 2011 and $5.2 million and $1.7 million at December 31, 2010, respectively.

        For the year ended December 31, 2011, proceeds from the sale of securities available-for-sale amounted to $56.0 million. Gross realized gains amounted to $2.6 million and gross realized losses amounted to $2.0 million. For the year ended December 31, 2010, proceeds from the sale of securities available-for-sale amounted to $85.5 million. Gross realized gains amounted to $2.5 million and gross realized losses amounted to $1.7 million. For the year ended December 31, 2009, proceeds from the sale of securities available-for-sale and held for trading amounted to $35.2 million and $1.8 million, respectively. Gross realized gains amounted to $1.5 million and there were no gross realized losses in 2009. The tax provision applicable to the net realized gain was approximately 4,175.0 thousand, $256.0 thousand, and $390.0 thousand for 2011, 2010 and 2009, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

        The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,671	$7,591
Due after one year through five years	113,370	114,434
Due after five years through ten years	58,209	58,992
Due after ten years	19,822	20,015

	$199,072	$201,032

        Securities with an amortized cost of $35.1 million and fair value of $36.6 million at December 31, 2011, were pledged to secure FHLB Advances, public deposits, demand notes due the Treasury and securities sold under agreements to repurchase. Securities with an amortized cost of $47.0 million and fair value of $47.5 million at December 31, 2010, were pledged to secure FHLB Advances, public deposits, demand notes due the Treasury and securities sold under agreements to repurchase.

        The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2011 and 2010.

	Less than 12 months		12 months or more		Total
December 31, 2011 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$25,113	$163	$3,269	$24	$28,382	$187
Small Business Administration pools	6,108	38	2,203	6	8,311	44
Non-agency mortgage-backed securities	574	3	13,275	2,158	13,849	2,161
Corporate bonds and other	940	60	524	26	1,464	86
Total	$32,735	$264	$19,271	$2,214	$52,006	$2,478

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or more		Total
December 31, 2010 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury and Government sponsored enterprises	$5,652	$99	$—	$—	$5,652	$99
Government Sponsored Enterprise mortgage-backed securities	32,416	402	780	1	33,196	403
Small Business Administration pools	5,355	90	—	—	5,355	90
Non-agency mortgage-backed securities	1,081	29	36,065	3,982	37,146	4,011
Corporate bonds and other	59	1	1,585	791	1,644	792
State and local government	8,909	290	—	—	8,909	290

Total	$53,472	$911	$38,430	$4,774	$91,902	$5,685

        Government Sponsored Enterprise, Mortgage Backed Securities:    Throughout 2008 and continuing through 2011, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At December 31, 2011, the Company owns MBSs including CMOs with an amortized cost of $124.6 million and approximate fair value of $126.9 million issued by GSEs. Current economic conditions have impacted MBSs issued by GSEs such as FHLMC and FNMA. These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2011 and 2010, all of the MBSs issued by GSEs are classified as "Available for Sale." Unrealized losses on certain of these investments are not considered to be "other than temporary," and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the company's investment. Because the company does not intend to sell these securities and it is more likely than not the company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the company does not consider the investments to be other-than-temporarily impaired at December 31, 2011.

        Non-agency Mortgage Backed Securities:    The company also holds PLMBSs including CMOs at December 31, 2011, with an amortized cost of $16.5 million and approximate fair value of $14.7 million. Although these were not classified as sub-prime obligations or considered the "high risk" tranches, at the time of purchase, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and continuing through 2011. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities they were all purchased at discounts. A detailed analysis of each of the CMO pools included in this leverage transaction as well as privately held CMOs held previously in the available-for-sale portfolio have been

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

        For the year ended December 31, 2011 we recognized impairment charges on three PLMBS investments whereby the credit component was $293 thousand recognized through earnings and the amount recognized through other comprehensive income amounted to $(35) thousand. For the year ended December 31, 2010, we recognized impairment charges on nine PLMBS investments whereby the credit component was $477 thousand recognized through earnings and the amount recognized through other comprehensive income amounted to $2.9 million. For the year ended December 31, 2009, we recognized the credit impairment charges of $491 thousand as the credit component on five PLMBS securities through earnings and $1.7 million through other comprehensive income. The PLMBS's continue to experience high levels of delinquencies in the underlying loans that make up the PLMBSs, and as a result we could experience additional OTTI in the future.

        During the second and third quarter of 2010, we reclassified five private label mortgage-backed securities with a carrying value of $5.7 million, previously categorized in the held-to-maturity portfolio to the available-for-sale category. This transfer was made as a result of changes in circumstances that meet the accounting guidance in accordance with ASC 320-10-25-6. This transfer meets the guidance as outlined in section (a) as a result of a "significant deterioration in the issuer's creditworthiness". During the fourth quarter of 2010, the company reclassified all of the remaining investment securities in the held-to-maturity portfolio to the available-for-sale portfolio. The majority of the investments in the held-to-maturity portfolio were non-agency mortgage backed securities. As a result of this transfer, the difference in the carrying value and fair value was recorded as an unrealized loss of approximately $1.6 million (net of tax) in other comprehensive income (loss). The ratings agencies approach to downgrading these mortgage-backed securities has varied significantly over the past two years and as a result is not the only factor to be considered to meet criteria (a) of the guidance. A significant deterioration is further determined by whether or not OTTI was recorded on the security. These securities transferred in the second and third quarter of 2010 had incurred OTTI and in accordance with ASC 320-10-35, at the time of the OTTI, an unrealized loss was recorded in accumulated other comprehensive income/(loss). The unrealized loss on held to-maturity securities is treated differently than unrealized losses on our available-for-sale securities for regulatory capital purposes, specifically in the way it treats the deferred tax asset on the unrealized loss. Based on the deterioration in credit quality, (as defined above), we believe we have met the requirements in section (a) described above and did not taint the remaining held-to-maturity portfolio at the time of these transfers. The decision to reclassify the remaining held-to-maturity securities to the available-for sale portfolio as a result of differences in regulatory capital treatment of deferred tax assets related to unrealized losses on available-for-sale securities versus those in the held-to-maturity portfolio and the potential that some of these would be transferred when or if they incurred OTTI. At December 31, 2010 and 2011, there were no securities classified as held-to-maturity.

        As prescribed by FASB ASC 320-10-35 for the year ended December 31, 2011 and 2010, the company recognized the credit component of OTTI on debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the company does not

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

intend to sell the security and it is more likely than not the company will not be required to sell the securities prior to recovery.

        Corporate Bonds:    During the twelve months ended December 31, 2011 and 2010, the company recorded $4.0 thousand and $1.1 million in OTTI charges on a preferred term security, respectively. During the third quarter of 2011, the company sold this security and recorded an additional realized loss of $455 thousand. This loss was offset by the sale of two municipal bonds with a recorded gain of $488 thousand. During the fourth quarter of 2011, the company sold an SLM Corporation bond that was rated below investment grade with a book value of $1 million and recorded a $73.0 thousand loss. The company's unrealized loss on investments in corporate bonds as of December 31, 2011 relates to bonds with two different issuers. The economic conditions beginning in 2008 and continuing into 2012 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. Both of these bonds are rated above investment grade. All of the corporate bonds held by the company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer's ability to service the debt obligation. The company does not consider these investments to be OTTI at December 31, 2011.

        State and Local Governments and Other:    The company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

        During the year ended December 31, 2009, the company recognized an OTTI charge on an equity security in the amount of $510 thousand. The security was an investment in another financial institution that was closed by the OCC on May 1, 2009. The entire balance of the equity investment was charged to earnings in the first quarter of 2009, and the company has no additional exposure to the other financial institution.

        During the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the company recorded OTTI losses on held-to-maturity and available-for-sale securities as follows:

	Year ended December 31, 2011
(Dollars in thousands)	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$262	262
OTTI recognized in other comprehensive income (non-credit component)	(35)	(35)

Net impairment losses recognized in earnings (credit component)	$297	$297

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

        During 2011, 2010 and 2009, OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings. The remainder was reported in other comprehensive income. The following is a roll forward analysis of amounts relating to credit losses on debt securities recognized in earnings during the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009.

	2011	2010		2009
(Dollars in thousands)	Available for Sale	Available for Sale	Held to maturity	Available for Sale	Held to maturity
Balance at beginning of period	$2,143	$545	$132	$229	$—
Other-than-temporary-impairment not previously recognized	50	291	98	73	127
Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	247	1,161	10	286	5
Realized losses during the period	(1,510)	(94)	—	(43)	—
Transfer to available-for-sale	—	240	(240)	—	—

Balance related to credit losses on debt securities at end of period	$930	$2,143	$—	$545	$132

        As of December 31, 2011, those debt securities with OTTI in which only the amount of loss related to credit was recognized in earnings included nine non-agency mortgage-backed securities. The

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—INVESTMENT SECURITIES (Continued)

company uses a third party to obtain information about the structure in order to assist in determining how the underlying cash flows will be distributed to each security.

        In evaluating the non-agency mortgage backed securities, relevant assumptions, such as prepayment rate, default rate and loss severity on a loan level basis, are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two year period at loss severities based on location and category. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 5.6%, 2.6%, and 49.8%, respectively. The underlying collateral on substantially all of these securities are fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 2-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

        An equity security representing an investment in Silverton Bank, NA, Atlanta, Georgia, a correspondent bank, that was closed by the OCC in the amount of $510 thousand was written off during the first quarter of 2009 and is included in the credit losses of available-for-sale securities disclosed above.

        The following table summarizes as of December 31, 2011 the number of CUSIPs, carrying value and fair value of the non-agency mortgage-backed securities/CMOs by credit rating. The credit rating reflects the lowest credit rating by any major rating agency. All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	6	$1,674	$1,674	$1,596
AA	1	353	353	351
Aa2	1	87	87	87
Aa3	1	378	378	366
A1	1	362	362	336
Below Investment Grade	12	16,044	13,633	11,982

Total	22	$18,898	$16,487	$14,718

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS

        Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2011	2010
Commercial, financial and agricultural	$20,608	$20,555
Real estate:
Construction	11,767	10,540
Mortgage-residential	38,337	46,684
Mortgage-commercial	220,288	218,298
Consumer:
Home equity	27,976	27,747
Other	5,335	6,130

Total	$324,311	$329,954

        Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2011	2010	2009
Balance at the beginning of year	$4,911	$4,854	$4,581
Provision for loan losses	1,420	1,878	3,103
Charged off loans	(1,696)	(1,948)	(2,984)
Recoveries	64	127	154

Balance at end of year	$4,699	$4,911	$4,854

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2011 and December 31, 2010 follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911
Charge-offs	265	—	186	861	285	99	—	1,696
Recoveries	31	—	5	—	5	23	—	64
Provisions	(116)	(905)	230	932	476	45	758	1,420

Ending balance	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$1	$—	$—	$—	$2
Collectively evaluated for impairment	330	—	514	1,474	521	57	1,801	4,697
Loans receivable:
Ending balance-total	$20,608	$11,767	$38,337	$220,288	$27,976	$5,335	$—	$324,311
Ending balances:
Individually evaluated for impairment	45	—	622	8,667	—	19	—	9,353
Collectively evaluated for impairment	$20,563	$11,767	$37,715	$211,621	$27,976	$5,316	$—	$314,958

        Loans outstanding to bank directors, executive officers and their related business interests amounted to $6.6 million and $5.7 million at December 31, 2011 and 2010, respectively. Repayments on these loans during the year ended December 31, 2011 were $577 thousand, and loans made amounted to $1.2 million. Repayments on these loans during the year ended December 31, 2010 were $3.7 million, and loans made amounted to $3.8 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2010
Allowance for loan losses:
Beginning balance	$634	$1,331	$138	$1,522	$105	$127	$997	$4,854
Charge-offs	125	—	512	984	186	141	—	1,948
Recoveries	31	—	7	38	9	42	—	127
Provisions	141	(426)	832	828	397	60	46	1,878

Ending balance	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$96	$—	$—	$—	$96
Collectively evaluated for impairment	681	905	465	1,308	325	88	1,043	4,815
Loans receivable:
Ending balance-total	$20,555	$10,540	$46,684	$218,298	$27,747	$6,130	$—	$329,954
Ending balances:
Individually evaluated for impairment	96	—	1,527	7,914	38	12	—	9,587
Collectively evaluated for impairment	$20,459	$10,540	$45,157	$210,384	$27,709	$6,118	$—	$320,367

        The following table presents at December 31, 2011, 2010 and 2009, loans individually evaluated and considered impaired under FAS ASC 310 "Accounting by Creditors for Impairment of a Loan." Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2011	2010	2009
Total loans considered impaired at year end	$9,353	$9,587	$5,687
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$148	$378	$1,551
Related allowance	$2	$96	$39
Loans considered impaired and previously written down to fair value	$9,205	$9,209	$4,136
Average impaired loans	$9,926	$10,576	$6,904
Amount of interest earned during period of impairment	$397	$323	$108

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        The following tables are by loan category and present at December 31, 2011 and December 31, 2010 loans individually evaluated and considered impaired under FAS ASC 310 "Accounting by Creditors for Impairment of a Loan." Impairment includes performing troubled debt restructurings.

(Dollars in thousands) December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$12	$19	$—	$21	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,552	8,975	—	9,066	382
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1
With an allowance recorded:
Commercial	33	33	1	36	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	115	115	1	117	8
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	45	52	1	57	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,667	9,090	1	9,183	390
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1

	$9,353	$9,811	$2	$9,926	$397

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

(Dollars in thousands) December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$96	$96	$—	$108	$4
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,527	1,835	—	1,853	20
Mortgage-commercial	7,536	8,077	—	8,180	272
Consumer:
Home Equity	38	38	—	40	—
Other	12	12	—	14	—
With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	378	378	96	381	27
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	96	96	—	108	4
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,527	1,835	—	1,853	20
Mortgage-commercial	7,914	8,455	96	8,561	299
Consumer:
Home Equity	38	38	—	40	—
Other	12	12	—	14	—

	$9,587	$10,436	$96	$10,576	$323

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

  Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

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

        Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2011 and December 31, 2010, no loans were classified as doubtful.

(Dollars in thousands) December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,827	$499	$282	$—	$20,608
Real estate:
Construction	6,764	—	5,003	—	11,767
Mortgage—residential	37,063	305	969	—	38,337
Mortgage—commercial	200,984	8,009	11,295	—	220,288
Consumer:
Home Equity	27,692	38	246	—	27,976
Other	5,311	5	19	—	5,335

Total	$297,641	$8,856	$17,814	$—	$324,311

(Dollars in thousands) December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,722	$232	$602	$—	$20,555
Real estate:
Construction	5,111	—	5,429	—	10,540
Mortgage—residential	44,815	—	1,869	—	46,684
Mortgage—commercial	196,153	8,270	13,874	—	218,298
Consumer:
Home Equity	27,501	100	146	—	27,747
Other	6,124	6	—	—	6,130

Total	$299,426	$8,608	$21,920	$—	$329,954

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

        At December 31, 2011 and 2010, non-accrual loans totaled $5.4 million and $5.9 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $224 thousand and $573 thousand in 2011 and 2010, respectively. Interest recorded on non-accrual loans in 2011 and 2010 amounted to $163 thousand and $99 thousand, respectively.

        Troubled debt restructurings that are still accruing are included in impaired loans at December 31, 2011 and 2010 amounted to $3.9 million and $3.7 million, respectively. Interest earned during 2011 and 2010 on these loans amounted to $234 thousand and $224 thousand, respectively.

        Loans greater than ninety days delinquent and still accruing interest at December 31, 2011 and 2010 amounted to $25 thousand and $373 thousand, respectively.

        The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2011 and December 31, 2010:

(Dollars in thousands) December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$147	$123	$—	$12	$282	$20,326	$20,608
Real estate:
Construction	—	—	—	—	—	11,767	11,767
Mortgage-residential	391	95	—	623	1,109	37,228	38,337
Mortgage-commercial	1,382	966	25	4,749	7,122	213,166	220,288
Consumer:
Home equity	45	—	—	—	45	27,931	27,976
Other	42	18	—	19	79	5,256	5,335

Total	$2,007	$1,202	$25	$5,403	$8,637	$315,674	$324,311

(Dollars in thousands) December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$201	$10	$—	$55	$266	$20,288	$20,555
Real estate:
Construction	—	—	—	—	—	10,540	10,540
Mortgage-residential	264	17	—	1,527	1,808	44,877	46,684
Mortgage-commercial	351	1,168	373	4,258	6,150	212,147	218,298
Consumer:
Home equity	252	106	—	38	396	27,352	27,747
Other	24	15	—	12	51	6,079	6,130

Total	$1,092	$1,316	$373	$5,890	$8,671	$321,283	$329,954

        As a result of adopting the amendments in ASU 2011-02, the bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the bank identified them as impaired under the

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7.7 million, and a $2 thousand allowance for loan losses was associated with those loans.

        The following table, by loan category, present loans determined to be TDRs during the twelve month period ended December 31, 2011. There were no loans determined to be TDRs during the three month period ended December 31, 2011.

	For the twelve months ended December 31, 2011
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	5	$765	$741
Commercial & Industrial	2	53	43

Total nonaccrual	7	$818	$784
Accrual
Mortgage-Commercial	1	$3,141	$3,138

Total Accrual	1	$3,141	$3,138

Total TDRs	8	$3,959	$3,922

        During the twelve months ended December 31, 2011, the bank modified eight loans that were considered to be TDRs. The payment and interest rate were lowered for six of these loans, the payment was lowered for one loan and for one loan the business and guarantor were released. One TDR that had been restructured with a lower payment in 2011 was paid out during the fourth quarter of 2011.

        The following table, by loan category, presents loans determined to be TDRs in the last twelve months that had payment defaults during the period ended December 31, 2011

	For the twelve months ended December 31, 2011
Troubled Debt Restructurings that subsequently defaulted this period (Dollars in thousands)
	Number of Contracts	Recorded Investment
Mortgage-Commercial	4	$704
Commercial & Industrial	1	11

Total TDRs	5	$715

        During the twelve month period ended December 31, 2011, five nonaccrual loans that had previously been restructured, had payment defaults.

        In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—LOANS (Continued)

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

Note 7—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2011	2010
Land	$5,467	$5,475
Premises	13,990	13,990
Equipment	6,381	6,074

	25,838	25,539
Accumulated depreciation	8,355	7,513

	$17,483	$18,026

        Provision for depreciation included in operating expenses for the years ended December 31, 2011, 2010 and 2009 amounted to $841 thousand, $882 thousand, and $985 thousand, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

        Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2011	2010
Core deposit premiums, gross carrying amount	$3,438	$3,438
Other intangibles	646	646

	4,084	4,084
Accumulated amortization	(3,719)	(3,203)

Net	$365	$881

        Amortization of the intangibles amounted to $517 thousand, $621 thousand and $621 thousand the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of the intangibles is scheduled to be as follows:

(Dollars in thousands)
2012	$204
2013	161

$365

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS (Continued)

        The acquisition of two financial advisory firms in 2008 resulted in recognition of $646 thousand in an intangible asset related to the customer list. The intangible asset is being amortized on a straight line basis over five years.

        Market capitalization and acquisition multiples had significantly declined since 2004 and 2006, which were the dates of the acquisition of Dutchfork Bankshares and DeKalb Bancshares, respectively. The multiples and the resulting valuations have declined dramatically throughout 2008 and 2009 as a result of the ongoing economic downturn. The step 2 test under accounting guidance at September 30, 2009 reflected 100 percent of the goodwill was impaired. As a result, the company recognized a goodwill impairment charge in the amount of $27.8 million in the third quarter of 2009. The impairment charge resulted in all of the goodwill intangible related to these two transactions being written off as of September 30, 2009. As a result of the acquisition of Palmetto South mortgage on July 31, 2011, we have recorded goodwill in the amount of $571 thousand. Beginning in 2012 and each year, thereafter, this goodwill will be tested for impairment.

        Bank-owned life insurance provides benefits to various existing officers. The carrying value of all existing policies at December 31, 2011and 2010 was $11.0 million and $10.8 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

        The following summarizes the activity in the other real estate owned for the years ended December 31, 2011 and 2010.

	December 31,
(In thousands)	2011	2010
Balance—beginning of year	$6,904	$3,167
Additions—foreclosures	3,889	7,278
Writedowns	261	333
Sales	3,181	3,208

Balance, end of year	$7,351	$6,904

Note 10—DEPOSITS

        At December 31, 2011, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2012	$143,516
2013	40,057
2014	13,049
2015	9,489
2016	4,371
Thereafter	—

$210,482

        Interest paid on certificates of deposits of $100 thousand or more totaled $1.7 million, $2.1 million, and $2.9 million in 2011, 2010, and 2009, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—DEPOSITS (Continued)

        Deposits from directors and executive officers and their related interests at December 31, 2011 and 2010 amounted to approximately $4.4 million and $7.0 million, respectively.

        The amount of overdrafts classified as loans at December 31, 2011 and 2010 were $119 thousand and $179 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2011 and 2010 was 0.25% and 0.28%, respectively. The maximum month-end balance during 2011 and 2010 was $18.1 million and $21.8 million respectively. The average outstanding balance during the years ended December 31, 2011 and 2010 amounted to $15.9 million and $17.4 million, respectively, with an average rate paid of 0.25% and 0.35%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

        Other borrowed money at December 31, 2010 consisted of $120 thousand, which was due under the treasury tax and loan note program. As of December 31, 2011, there was no other borrowed money due under the treasury tax and loan note program.

        At December 31, 2011 and 2010, the company had unused short-term lines of credit totaling $20.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances from the FHLB at December 31, 2011 and 2010, consisted of the following:

	2011		2010
(Dollars in thousands) Maturing	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2011	—	$—	3.06%	$18,000
2012	0.36%	1,000	—	—
2013	3.58%	4,000	3.39%	10,500
2015	4.09%	6,500	4.06%	7,500
More than five Years	4.13%	32,362	4.11%	32,094

	3.99%	$43,862	3.67%	$68,094

        As collateral for its advances, the company has pledged in the form of blanket liens, eligible loans, in the amount of $58.1 million at December 31, 2011. In addition, securities with a fair value of approximately $15.9 million have been pledged as collateral for advances as of December 31, 2011. At December 31, 2010, loans in the amount of $70.3 million and securities with a fair value of $28.6 million were pledged as collateral for advances. In addition, the company's investment in FHLB stock is pledged for advances. Advances are subject to prepayment penalties. The average advances during 2011 and 2010 were $56.0 million and $69.3 million, respectively. The average interest rate for 2011 and 2010 was 3.84% and 3.74%, respectively. The maximum outstanding amount at any month end was $64.8 million and $70.0 million for 2011 and 2010.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

        During the years ended December 31, 2011 and 2009, the company prepaid advances in the amount of $14.0 million and $25.0 million, respectively and realized losses on the early extinguishment of $188 thousand and $658 thousand, respectively.

Note 13—JUNIOR SUBORDINATED DEBT

        On September 16, 2004, FCC Capital Trust I ("Trust I"), a wholly owned unconsolidated subsidiary of the company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points. The distributions are cumulative and payable in arrears. The company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I security were eligible to be redeemed in whole but not in part, at any time prior to September 16, 2009 following an occurrence of a tax event, a capital treatment event or an investment company event. Currently, these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The company has no current intention to exercise its right to defer payments of interest on the Trust I securities.

        On December 16, 2011, the company sold 2,500 Units (the "Units"), with each Unit consisting of an 8.75% Subordinated Note, due in 2019, $1,000 principal amount (collectively, the "Notes"), and a Warrant to purchase 43 shares of common stock of the company at an exercise price equal to $5.90 per share (collectively, the "Warrants"), to certain accredited investors, including directors and executive officers of the company, for an aggregate purchase price of $2.5 million. Interest on the Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2012, at a rate of 8.75% per annum. The company may from time to time at its option, without causing an event of default, defer payments of interest on the Notes for up to 16 consecutive quarters. The company may redeem the Notes, in whole or in part, at any time prior to the maturity date of the Notes at a price equal to 100% of the principal amount of such Notes redeemed plus accrued but unpaid interest to the redemption date, subject to approval from, or consultation with, the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve Board. The Warrants are immediately exercisable and will automatically expire on December 16, 2019. The number of shares of common stock of the company for which, and the price per share at which, a Warrant is exercisable are subject to adjustment upon the occurrence of certain events, including, without limitation, a stock split, stock dividend or a merger, as provided in the Warrant. Proceeds will be retained by the company and are intended to be used to pay dividends on the company's common and preferred stock, including the Series T Preferred Stock issued to the U.S. Treasury, interest on the Notes and dividends on the company's trust preferred securities, and for general corporate and banking purposes.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Year ended December 31
(Dollars in thousands)	2011	2010	2009
Current
Federal	$—	$136	$(498)
State	142	102	—

	142	238	(498)

Deferred
Federal	1,315	327	1,194
State	—	—	—

	1,315	327	1,194

Income tax expense (benefit)	$1,457	$565	$696

        Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2011	2010	2009
Expected federal income tax expense	$1,625	$822	$(8,341)
Goodwill impairment acquired in non-taxable acquisitions	—	—	9,439
State income tax net of federal benefit	112	67	—
Tax exempt interest	(29)	(52)	(111)
Increase in cash surrender value life insurance	(59)	(131)	(140)
Valuation allowance	35	97	—
Other	(227)	(238)	(151)

	$1,457	$565	$696

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

        The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2011	2010
Assets:
Allowance for loan losses	$1,598	$1,670
Excess tax basis of deductible intangible assets	121	209
Net operating loss carry forward	3,277	551
Unrealized loss on available-for-sale securities	—	1,259
Compensation expense deferred for tax purposes	736	636
Fair value adjustment on interest rate swap agreement	205	264
Deferred loss on other-than-temporary-impairment charges	471	4,593
Tax credit carry-forwards	410	270
Excess discount accretion on securities for tax purposes	360	585
Other	341	196

Total deferred tax asset	7,519	10,233
Valuation reserve	132	97

Total deferred tax asset net of valuation reserve	7,387	10,136

Liabilities:
Tax depreciation in excess of book depreciation	126	181
Excess tax basis of non-deductible intangible assets	42	168
Excess financial reporting basis of assets acquired	1,014	1,014
Unrealized gain on available-for-sale securities	705	—
Other	22	16

Total deferred tax liabilities	1,909	1,379

Net deferred tax asset recognized	$5,478	$8,757

        A $75 thousand, $22 thousand and $35 thousand valuation allowance were established in 2009, 2010 and 2011, respectively. The allowance primarily relates to deferred tax benefits for contribution carry forwards and capital loss carry forwards. The valuation allowance decreased by $328 thousand in 2010 as a result of expiring contribution carry forwards. At December 31, 2011, the company has net operating loss carry forwards acquired in the acquisitions of DutchFork and DeKalb for federal income tax purposes of approximately $1.6 million available to offset future taxable income through 2025. During 2011, a significant portion of the valuation allowance was established when management believed that the related deferred tax asset was more likely than not going to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. During 2010 and 2009, the company recognized OTTI charges on certain investment securities in the amount of $13.5 million, which resulted in recognition of a $4.6 million

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

deferred tax asset at December 31, 2010. These losses were not deductible until the securities were either sold or deemed worthless. During 2011, a significant portion of those investments that created the deferred tax asset were sold and as a result created an $8.0 million taxable loss. This $8.0 million tax net operating loss can be carried forward until the year ended 2031. The net deferred asset is included in other assets on the consolidated balance sheets.

        A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $2.0 million has been recorded directly to shareholders' equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $1.3 million.

        Tax returns for 2008 and subsequent years are subject to examination by taxing authorities.

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

        Loans Held for Sale— The company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the company's loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the company's name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in by price with the investors on the same day that the loan was locked in with the company's customers. Therefore, these loans present very little market risk for the company.

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

        Interest rate swap—The fair value approximates the carrying value.

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

        Accrued Interest Payable—The fair value approximates the carrying value.

        Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

        The carrying amount and estimated fair value of the company's financial instruments are as follows:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$16,492	$16,492	$26,461	$26,461
Available-for-sale securities	201,032	201,032	189,309	189,309
Other investments, at cost	5,637	5,637	6,841	6,841
Loans held for sale	3,725	3,725	—	—
Loans receivable	324,311	324,204	329,954	326,805
Allowance for loan losses	4,699	—	4,911	—
Net loans	319,612	324,204	325,043	326,805
Accrued interest	1,914	1,914	2,113	2,113
Interest rate cap/floor/swap	(602)	(602)	(778)	(778)
Financial liabilities:
Non-interest bearing demand	$83,572	$83,572	$72,625	$72,625
NOW and money market accounts	136,483	136,483	123,604	123,604
Savings	34,048	34,048	29,886	29,886
Time deposits	210,482	214,437	229,229	232,444

Total deposits	464,585	468,540	455,344	458,559
Federal Home Loan Bank Advances	43,862	50,238	68,094	73,619
Short term borrowings	13,616	13,616	12,806	12,806
Junior subordinated debt	17,913	17,913	15,464	15,464
Accrued interest payable	1,624	1,624	2,121	2,121

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

        The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2011 and 2010, the bank had commitments to extend credit including lines of credit of $40.3 million and $43.7 million respectively.

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

        The primary market area served by the bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the bank's risk based capital, or approximately $15.0 million. Based on this criteria, the bank had four such concentrations at December 31, 2011, including $76.5 million (23.6% of total loans) to private households, $47.6 million (14.7% of total loans) to lessors of residential properties, $56.6 million (17.5% of total loans) to lessors of non-residential properties and $26.6 million (8.2% of total loans) to religious organizations. As reflected above, private households make up 23.6% of total loans and equate to approximately 127.5% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 1,920). Commercial real estate loans represent $229.4 million, or 70.7%, of the portfolio. Approximately $67.0 million, or 29.1%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the bank's loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic stability of the area.

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

        At December 31, 2011, the bank has entered into the following interest rate swap agreement:

(Dollars in thousands) Notional Amount	Description	Cap/Swap Rate	Contract Date	Expiration Date	Fair Value 12/31/2011
$10,000	Interest Rate Swap	3.66% fixed	10/8/2008	10/8/2013	$(602)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

        The bank entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. The bank will receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. The bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The bank's exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. The fair value of the contract was ($602) thousand and ($778) thousand as of December 31, 2011 and December 31, 2010 respectively. The change in fair value of the contract recognized in earnings during 2011, 2010, and 2009 was $176 thousand, $581 thousand and $58 thousand, respectively. The fair value of the contract is calculated based on the present value, over the remaining term of the contract, of the difference between the five year swap rate multiplied by the notional amount at the reporting date and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Note 17—OTHER EXPENSES

        A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Data processing	$472	$414	$360
Supplies	178	150	221
Telephone	307	302	300
Courier	66	63	79
Correspondent services	193	97	34
Insurance	213	220	194
Postage	174	181	192
Loss on limited partnership interest	119	119	119
Director fees	319	264	232
Professional fees	1,040	1,068	1,132
Other	666	624	738

	$3,747	$3,502	$3,601

Note 18—STOCK OPTIONS

        The company has adopted a stock option plan whereby shares have been reserved for issuance by the company upon the grant of stock options or restricted stock awards. At December 31, 2011 and 2010, the company had 340,640 shares reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 18—STOCK OPTIONS (Continued)

        Stock option transactions for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2009	191,060	13.33	2.73	$—

Forfeited	(2,619)	17.81

Outstanding December 31, 2010	188,441	13.28	1.70	$—

Forfeited	(113,419)	9.30

Outstanding, December 31, 2011	75,022	19.69	3.03	$—

        Stock options outstanding and exercisable as of December 31, 2011, are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$12.35	1,619	1.95	$12.35
$14.21 / $16.70	9,903	3.26	14.46
$19.00 / $22.50	63,500	3.02	20.22

	75,022	3.03	$19.29

        In 2011, each non-employee director received 720 shares of restricted stock in connection with their overall compensation plan. A total of 9,360 shares were issued to the non-employee directors at a value of $5.55 per share. All of these shares vested on January 1, 2012.

        There were no options or restricted shares exercised or granted in 2010.

Note 19—EMPLOYEE BENEFIT PLAN

        The company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2011, 2010 and 2009, the plan expense amounted to $254 thousand, $233 thousand and $219 thousand, respectively. Prior to July 1, 2007, the company matched 50% of an employee's contribution up to a 6.00% participant contribution. Beginning July 1, 2007, the company began matching 100% of the employee's contribution up to 3% and 50% of the employee's contribution on the next 2% of the employee's contribution.

        The company acquired various single premium life insurance policies from DutchFork that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the company receiving the remainder, thereby recovering its investment in the policies. In 2006, the company established a salary continuation plan which covers six

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 19—EMPLOYEE BENEFIT PLAN (Continued)

additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3.5 million designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2011 and 2010 of all bank owned life insurance was $11.0 million and $10.8 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2011, 2010 and 2009 amounted to $161 thousand, $275 thousand, and $276 thousand, respectively.

Note 20—EARNINGS PER SHARE

        The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2011	2010	2009
Numerator (Included in basic and diluted earnings per share)	$2,654	$1,190	$(25,887)

Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	3,287	3,262	3,257
Dilutive securities:
Stock options—Treasury stock method	—	—	—

Diluted common share outstanding	3,287	3,262	3,257

        For the years ended December 31, 2011, 2010 and 2009, options are not dilutive in calculating diluted earnings per share. There was no dilution in 2009 as a result of the net losses incurred during the period. In 2010 and 2011, the exercise price on all outstanding options exceeded the average market price for the year.

        On December 16, 2011 there were 107,500 warrants issued in connection with the issuance $2.5 million in subordinated debt. (See Note 13) These warrants are not dilutive to earnings per share for the period ended December 31, 2011.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

        On April 6, 2010, the bank entered into the Formal Agreement with the OCC, our primary bank regulator. The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank. As reflected in the Formal Agreement, the OCC's primary concern with the bank is driven by the rating agencies downgrades of non-agency MBS in its investment portfolio. These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector. These ratings do not reflect the discounted purchase price paid by the bank. They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the bank. The Formal Agreement did not require any adjustment to the bank's balance sheet or income statement; nor did it change the bank's "well capitalized" status. The OCC has, however, separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%. As of December 31, 2011, the bank exceeded each of these ratios and remained "well capitalized."

        The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the bank and the company are as follows:

			Required to be Categorized Adequately Capitalized
	Actual
					Required to be Categorized Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2011
First Community Corporation
Tier 1 Capital	$56,207	15.33%	$14,668	4.00%	N/A	N/A
Total Risked Based Capital	63,256	17.25%	29,335	8.00%	N/A	N/A
Tier 1 Leverage	56,207	9.40%	23,909	4.00%	N/A	N/A
First Community Bank, N.A.
Tier 1 Capital	$55,377	15.12%	$14,647	4.00%	$21,971	6.00%
Total Risked Based Capital	59,971	16.38%	29,294	8.00%	36,616	10.00%
Tier 1 Leverage	55,377	9.27%	23,898	4.00%	29,873	5.00%
December 31, 2010
First Community Corporation
Tier 1 Capital	$53,252	13.73%	$15,510	4.00%	N/A	N/A
Total Risked Based Capital	58,105	14.99%	31,019	8.00%	N/A	N/A
Tier 1 Leverage	53,252	8.79%	24,227	4.00%	N/A	N/A
First Community Bank, N.A.
Tier 1 Capital	$51,225	14.49%	$15,480	4.00%	$23,221	6.00%
Total Risked Based Capital	56,078	13.24%	30,961	8.00%	38,701	10.00%
Tier 1 Leverage	51,225	8.48%	24,172	4.00%	30,214	5.00%

        As a national bank, the bank is prohibited from declaring a dividend on its shares of common stock in any year in excess of an amount equal to the sum of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. As a national bank, the bank also cannot pay dividends from permanent capital without prior OCC approval. As a result of the bank's retained deficit of $10.6 million as of December 31, 2011, due primarily to the non-cash goodwill impairment charge of $27.8 million in 2009, the bank is currently prohibited from paying dividends to the Company without the prior approval of the OCC. Until the bank recognizes accumulated earnings exceeding the current retained net deficit, dividends from the bank to the holding company are restricted without prior approval of the OCC. In addition, pursuant to the terms of the Formal Agreement, the bank is currently prohibited from paying dividends to the Company without the prior approval of the OCC.

        On November 21, 2008, as part of the CPP established by the Treasury under the EESA, the company entered into the CPP Purchase Agreement with the Treasury, pursuant to which the company issued and sold to the Treasury (i) the Series T Preferred Stock and (ii) the CPP Warrant for an aggregate purchase price of $11,350 million in cash. The proceeds from this offering qualify as Tier 1 capital under the regulatory capital guidelines. Cumulative dividends on the Series T Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the company's board of directors. The Series T Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the company. The Series T Preferred Stock generally is non-voting. Under the terms of the CPP Purchase Agreement, the company may redeem the Series T Preferred Stock at par after February 15, 2012. Prior to this date, the company may redeem the Series T Preferred Stock at par if (i) the company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the CPP Purchase Agreement) in excess of approximately $2.8 million, and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. The Recovery Act signed by the President on February 17, 2009 amended the terms of the CPP Purchase Agreement, allowing the company to redeem the Series T Preferred Stock prior to February 15, 2012. However, any redemption remained subject to the consent of the Federal Reserve.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 22—PARENT COMPANY FINANCIAL INFORMATION

        The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2011	2010
Assets:
Cash on deposit	$3,547	$1,112
Securities purchased under agreement to resell	128	52
Investment securities available-for-sale	12	1,273
Investment in bank subsidiary	61,713	54,353
Other	608	645

Total assets	$66,008	$57,435

Liabilities:
Subordinated notes payable	$2,449	—
Junior subordinated debentures	$15,464	$15,464
Other	199	174

Total liabilities	18,112	15,638

Shareholders' equity	47,896	41,797

Total liabilities and shareholders' equity	$66,008	$57,435

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Income:
Interest income	$9	$52	$69
Equity in undistributed earnings (loss) of subsidiary	3,782	2,270	(24,726)

Total income (loss)	3,791	2,322	(24,657)

Expenses:
Interest expense	446	443	537
Other	239	177	206

Total expense	685	620	743

Income (loss) before taxes	3,106	1,702	(25,400)
Income tax benefit	(218)	(152)	(169)

Net income (loss)	$3,324	$1,854	$(25,231)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 22—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,324	$1,854	$(25,231)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Equity in undistributed (earnings) losses of subsidiary	(3,782)	(2,270)	24,726
Other-net	232	72	11

Net cash used by operating activities	(226)	(344)	(494)

Cash flows from investing activities:
Purchase of available-for sale-securities	—	—	(12)
Maturity of available-for-sale securities	1,250	—	2,000
Other-net	(76)	(52)	—

Net cash provided (used) by investing activities	1,174	(52)	1,988

Cash flows from financing activities:
Proceeds from issuance of subordinated note payable	2,500	—	—
Dividends paid: Common stock	(525)	(522)	(777)
Preferred stock	(670)	(664)	(567)
Proceeds from issuance of common stock	182	101	166
Net cash provided (used) in financing activities	1,487	(1,085)	(1,178)

Increase (decrease) in cash and cash equivalents	2,435	(1,481)	316
Cash and cash equivalents, beginning of year	1,112	2,593	2,277

Cash and cash equivalents, end of year	$3,547	$1,112	$2,593

Note 23—SUBSEQUENT EVENTS

        Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 24—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2011 and 2010 (dollars in thousands, except per share amounts).

2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,238	$6,382	$6,466	$6,440
Net interest income	4,616	4,628	4,619	4,454
Provision for loan losses	310	360	390	360
Gain on sale of securities	301	133	7	134
Other-than-temporary-impairment	(243)	(50)	—	(4)
Income before income taxes	1,565	1,398	1,020	798
Net income	1,071	957	726	570
Preferred stock dividends	168	167	168	167
Net income available to common shareholders	$903	$790	$558	$403
Net income per share, basic	$0.27	$0.24	$0.17	$0.12
Net income per share, diluted	$0.27	$0.24	$0.17	$0.12

2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,669	$6,818	$6,869	$7,155
Net interest income	4,482	4,483	4,465	4,707
Provision for loan losses	513	235	580	550
Gain on sale of securities	503	218	104	2
Other-than-temporary-impairment	(761)	(440)	(216)	(143)
Income before income taxes	491	526	609	793
Net income	396	394	475	589
Preferred stock dividends	166	166	166	166
Net income available to common shareholders	$230	$228	$309	$423
Net income per share, basic	$0.06	$0.07	$0.10	$0.13
Net income per share, diluted	$0.06	$0.07	$0.10	$0.13

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Controls over Financial Reporting

        We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, is included in Item 8 of this report under the heading "Management's Report on Internal Controls Over Financial Reporting."

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

        We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available on our web site at www.firstcommunitysc.com. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as and to the extent required under NASDAQ Stock Market listing standards and applicable SEC rules.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2011. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders	75,022	$19.69	340,640
Total(1)	75,022	$19.69	340,640

(1)
Includes 9,713 shares with a weighted average exercise price of $13.90 issuable under the First Community Corporation / DeKalb Bankshares, Inc. Stock Incentive Plan. This plan, and the outstanding awards, were assumed by us in connection with the merger with DutchFork Bancshares, Inc. and DeKalb Bankshares, Inc. We are not authorized to make any additional awards under these plans. These plans were previously approved by the shareholders of DutchFork Bancshares, Inc.

        The additional information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" and hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 16, 2012.

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

        The following consolidated financial statements are located in Item 8 of this report.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2011 and 2010

  •
  Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (loss) for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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
10.13	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 19, 2008).*
10.14	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 19, 2008).*
10.15	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 19, 2008).*
10.16	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on June 19, 2008).*
10.17	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on June 19, 2008).*
10.18	Employment Agreement by and between James C. Leventis and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on June 19, 2008).*

10.19	Agreement by and between First Community Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 9, 2010).
10.20	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2011).
10.21	Form of First Community Corporation Subordinated Note Due 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 19, 2011).
10.23	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on December 19, 2011).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification pursuant of the Chief Financial Officer to 31 C.F.R. Section 30.15.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.(1)

The Exhibits listed above will be furnished to any security holder free of charge upon written request to the Corporate Secretary, First Community Corporation, 5455 Sunset Blvd., Lexington, South Carolina 29072.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(b)
See listing of Exhibits above and Exhibit List following this Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2012	FIRST COMMUNITY CORPORATION
	By:	/s/ MICHAEL C. CRAPPS Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ RICHARD K. BOGAN Richard K. Bogan	Director	March 27, 2012
/s/ THOMAS C. BROWN Thomas C. Brown	Director	March 27, 2012
/s/ CHIMIN J. CHAO Chimin J. Chao	Director	March 27, 2012
/s/ MICHAEL C. CRAPPS Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 27, 2012
/s/ ANITA B. EASTER Anita B. Easter	Director	March 27, 2012

Signature	Title	Date

/s/ O. A. ETHRIDGE O. A. Ethridge	Director	March 27, 2012
/s/ GEORGE H. FANN, JR. George H. Fann, Jr.	Director	March 27, 2012
/s/ J. THOMAS JOHNSON J. Thomas Johnson	Director, Vice Chairman of the Board,	March 27, 2012
/s/ W. JAMES KITCHENS, JR. W. James Kitchens, Jr.	Director	March 27, 2012
/s/ JAMES C. LEVENTIS James C. Leventis	Director, Chairman of the Board, & Secretary	March 27, 2012
/s/ ALEXANDER SNIPES, JR. Alexander Snipes, Jr.	Director	March 27, 2012
/s/ RODERICK M. TODD, JR. Roderick M. Todd, Jr.	Director	March 27, 2012
/s/ LORETTA R. WHITEHEAD Loretta R. Whitehead	Director	March 27, 2012
/s/ MITCHELL M. WILLOUGHBY Mitchell M. Willoughby	Director	March 27, 2012
/s/ JOSEPH G. SAWYER Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 27, 2012

Exhibit List

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification pursuant of the Chief Financial Officer to 31 C.F.R. Section 30.15.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.(1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.