Form 10-Q
period 2012-03-31
FIRST COMMUNITY CORP /SC/
filed 2012-05-11
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On May 10, 2012, 3,310,572 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2011
ASSETS
Cash and due from banks	$9,707	$10,599
Interest-bearing bank balances	14,080	5,512
Federal funds sold and securities purchased under agreements to resell	440	381
Investment securities - available for sale	197,017	201,032
Other investments, at cost	5,682	5,637
Loans held for sale	3,863	3,725
Loans	331,090	324,311
Less, allowance for loan losses	4,745	4,699
Net loans	326,345	319,612
Property, furniture and equipment - net	17,363	17,483
Bank owned life insurance	11,083	10,974
Other real estate owned	5,383	7,351
Intangible assets	313	365
Goodwill	571	571
Other assets	9,654	10,645
Total assets	$601,501	$593,887
LIABILITIES
Deposits:
Non-interest bearing demand	$91,148	$83,572
NOW and money market accounts	142,111	136,483
Savings	38,697	34,048
Time deposits less than $100,000	124,144	128,616
Time deposits $100,000 and over	80,773	81,866
Total deposits	476,873	464,585
Securities sold under agreements to repurchase	13,479	13,616
Federal Home Loan Bank advances	38,857	43,862
Junior subordinated debt	17,913	17,913
Other liabilities	5,072	6,015
Total liabilities	552,194	545,991
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	11,164	11,137
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,310,572 at March 31, 2012 3,307,531 at December 31, 2011	3,311	3,308
Common stock warrants issued	560	560
Additional paid in capital	49,184	49,165
Accumulated deficit	(17,104)	(17,603)
Accumulated other comprehensive income	2,192	1,329
Total shareholders’ equity	49,307	47,896
Total liabilities and shareholders’ equity	$601,501	$593,887

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Interest and dividend income:
Loans, including fees	$4,627	$4,808
Taxable securities	1,315	1,592
Non-taxable securities	86	19
Federal funds sold and securities purchased under resale agreements	6	11
Other	10	10
Total interest income	6,044	6,440
Interest expense:
Deposits	927	1,258
Federal funds sold and securities sold under agreement to repurchase	9	8
Other borrowed money	599	720

Total interest expense	1,535	1,986
Net interest income	4,509	4,454
Provision for loan losses	230	360
Net interest income after provision for loan losses	4,279	4,094
Non-interest income:
Deposit service charges	389	458
Mortgage origination fees	723	191
Commissions on sale of non-deposit investment products	147	175
Gain on sale of securities	11	134
Gain (loss) on sale of other assets	50	(47)
Other-than-temporary-impairment write-down on securities	(200)	(4)
Fair value adjustment gains (losses)	(33)	4
Loss on early extinguishment of debt	(121)	—
Other	497	516
Total non-interest income	1,463	1,427
Non-interest expense:
Salaries and employee benefits	2,558	2,313
Occupancy	345	309
Equipment	287	281
Marketing and public relations	186	171
FDIC Assessment	184	255
Other real estate expense	119	346
Amortization of intangibles	51	155
Other	882	893
Total non-interest expense	4,612	4,723
Net income before tax	1,130	798
Income taxes	331	228
Net income	$799	$570
Preferred stock dividends, including discount accretion	169	167
Net income available to common shareholders	$630	$403

Basic earnings per common share	$0.19	$0.12
Diluted earnings per common share	$0.19	$0.12

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2012	2011

Net income	$799	$570

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $379 and $262, respectively	741	483

Less: Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $4 and $47, respectively	(7)	(87)

Reclassification adjustment for Other-than-temporary-impairment on securities net of tax benefit of $71 and $1, respectively	129	3
Other comprehensive income	863	399
Comprehensive income	$1,662	$969

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholder’s Equity

Three Months ended March 31, 2012 and March 31, 2011

(Unaudited)

							Accumulated
		Common		Common	Additional		Other
	Preferred	Shares	Common	Stock	Paid-in	Accumulated	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Deficit	Income (loss)	Total
Balance December 31, 2010	$11,035	3,270	$3,270	$509	$48,956	$(19,732)	$(2,241)	$41,797
Net income						570		570
Other comprehensive income net of tax expense of $215							399	399
Dividends: Common ($0.04 per share)						(131)		(131)
Preferred						(167)		(167)
Accretion	25							25
Dividend reinvestment plan		4	4		18			22
Balance, March 31, 2011	$11,060	3,274	$3,274	$509	$48,974	$(19,460)	$(1,842)	$42,515

Balance December 31, 2011	$11,137	3,308	$3,308	$560	$49,165	$(17,603)	$1,329	$47,896
Net income						799		799
Other comprehensive income net of tax expense of $325							863	863
Dividends: Common ($0.04 per share)						(131)		(131)
Preferred						(169)		(169)
Accretion	27							27
Dividend reinvestment plan		3	3		19			22
Balance, March 31, 2012	$11,164	3,311	$3,311	$560	$49,184	$(17,104)	$2,192	$49,307

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$799	$570
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	203	216
Premium amortization	580	481
Provision for loan losses	230	360
Write-down’s of other real estate owned	24	1
(Gain) loss on sale of other real estate owned	(50)	47
Amortization of intangibles	51	155
Gain on sale of securities	(11)	(134)
Other-than-temporary-impairment on securities	200	4
Net (increase) decrease in fair value of option instruments and derivatives	33	(4)
Loss on early extinguishment of debt	121	—
Decrease in other assets	402	970
Decrease in other liabilities	(943)	(1,447)
Net cash provided from operating activities	1,639	1,219
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(8,022)	(37,184)
Maturity of investment securities available-for-sale	8,322	9,836
Proceeds from sale of securities available-for-sale	4,239	25,965
Increase in loans	(7,513)	(6,087)
Proceeds from sale of other real estate owned	2,407	224
Purchase of property and equipment	(84)	(57)
Net cash used in investing activities	(651)	(7,303)
Cash flows from financing activities:
Increase in deposit accounts	12,288	10,638
Increase (decrease) in securities sold under agreements to repurchase	(137)	1,656
Decrease in other borrowings	—	(20)
Advances from the Federal Home Loan Bank	1,500	—
Repayment of advances from FHLB	(6,626)	(3,254)
Dividends paid: Common Stock	(131)	(131)
Preferred Stock	(169)	(167)
Dividend reinvestment plan	22	22
Net cash provided from financing activities	6,747	8,744
Net increase in cash and cash equivalents	7,735	2,660
Cash and cash equivalents at beginning of period	16,492	26,460
Cash and cash equivalents at end of period	24,227	29,120
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,821	$2,360
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$1,309	$615
Transfer of loans to foreclosed property	$413	$1,268

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1    - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2012 and December 31, 2011, the Company’s results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q.  The information included in the Company’s 2011 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months
	ended March 31,
	2012	2011
Numerator (Net income available to common shareholders)	$630	$403
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,308	3,272
Dilutive securities:
Warrants — Treasury stock method	21	—
Diluted earnings per share	3,329	3,272
The average market price used in calculating assumed number of shares	$7.29	$6.34

At March 31, 2012, there were 75,022 outstanding options at an average exercise price of $19.69 and warrants for 196,000 shares at $8.69.  None of these options or warrants has an exercise price below the average market price of $7.29 for the three-month period ended March 31, 2012, therefore they are not deemed to be dilutive.  In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019.  Interest is payable quarterly and the notes may be prepaid at anytime without penalty.  Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt.  These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3 —Assets and Liabilities Measured at Fair Value

In connection with the adoption of the Fair Value Option, the Company adopted the requirements of the FASB  (Financial Accounting Standards Board) ASC (Accounting Standards Codification) Fair Value Measurement Topic which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Fair Value Measurement Topic also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans: Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, measurement is based upon FASB ASC 310-10-35 “Loan Impairment”.  The fair value is estimated using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based upon a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

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

Derivative Financial Instruments:  Interest rate swaps are carried at fair value and measured on a recurring

Note 3 —Assets and Liabilities Measured at Fair Value — continued

basis. The measurement is based on valuation techniques including discounted cash flows analysis for each derivative.  The analysis reflects the contractual remaining term of derivative, interest rates, volatility and expected cash payments.  The measurement of the interest rate swap is considered to be a Level 3 measurement.

The following tables reflect the changes in fair values for the three-month periods ended March 31, 2012 and 2011 and where these changes are included in the income statement:

(Dollars in thousands)

March 31, 2012

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Interest rate swap	$(33)	$(33)
Total	$(33)	$(33)

(Dollars in thousands)

March 31, 2011

Description	Non-interest income: Fair value adjustment gain (loss)	Total
Interest rate swap	$4	$4
Total	$4	$4

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2012 and December 31, 2011 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$32	$—	$32	$—
Mortgage backed securities	138,350	—	138,350	—
Small Business Administration securities	35,347	—	35,347	—
State and local government	20,813	—	20,813	—
Corporate and other securities	2,475	914	1,561	—
	197,017	914	196,103	—

Interest rate swap	(553)	—	—	(553)
Total	$196,464	$914	$196,103	$(553)

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$34	$—	$34	$—
Mortgage-backed securities	141,631	—	141,631	—
Small Business Administration securities	36,479	—	36,479	—
State and local government	20,488	—	20,488	—
Corporate and other securities	2,400	926	1,474	—
	201,032	926	200,106	—

Interest rate swap	(602)	—	—	(602)
Total	$200,430	$926	$200,106	$(602)

Note 3 —Assets and Liabilities Measured at Fair Value — continued

The following tables reconcile the changes in Level 3 financial instruments for the three months ended March 31, 2012 and March 31, 2011, that are measured on a recurring basis.

(Dollars in thousands)	Interest rate Swap
Beginning Balance December 31, 2011	$(602)
Total gains or losses (realized/unrealized)
Included in earnings	(33)
Included in other comprehensive income	—
Purchases, issuances, and settlements	82
Transfers in and/or out of Level 3	—
Ending Balance March 31, 2012	$(553)

(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Swap
Beginning Balance December 31, 2010	$625	$182	$(778)
Total gains or losses (realized/unrealized)
Included in earnings	—	(4)	4
Included in other comprehensive income	—	(67)	—
Purchases, issuances, and settlements	—	—	84
Transfers in and/or out of Level 3	—	—	—
Ending Balance March 31, 2011	$625	$111	$(690)

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2012 and December 31, 2011 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$42	$—	$42	$—
Real estate:
Mortgage-residential	605	—	605	—
Mortgage-commercial	8,923	—	8,923	—
Consumer:
Home equity	—	—	—	—
Other	32	—	32	—
Total impaired	9,602	—	9,602	—
Other real estate owned:		—		—
Construction	554	—	554	—
Mortgage-residential	450	—	450	—
Mortgage-commercial	4,379	—	4,379	—
Total other real estate owned	5,383	—	5,383	—
Total	$14,986	$—	$14,986	$—

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$44	$—	$44	$—
Real estate:
Mortgage-residential	622	—	622	—
Mortgage-commercial	8,666	—	8,666	—
Consumer:
Home equity	—	—	—	—
Other	19	—	19	—
Total impaired	9,351	—	9,351	—
Other real estate owned:		—		—
Construction	2,156	—	2,156	—
Mortgage-residential	4,278	—	4,278	—
Mortgage-commercial	917	—	917	—
Total other real estate owned	7,351	—	7,351	—
Total	$16,702	$—	$16,702	$—

Note 3 —Assets and Liabilities Measured at Fair Value - continued

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate amount of impaired loans was $9.6 million and $9.4 million for the three months ended March 31, 2012 and year ended December 31, 2011, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2012	Valuation Technique	Rate
Interest Rate Swap	$553	Discounted cash flows	3.08%

Note 4—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
Government sponsored enterprises	$29	$3	$—	$32
Mortgage-backed securities	136,593	2,702	945	138,350
Small Business Administration pools	34,750	630	33	35,347
State and local government	19,945	868	—	20,813
Corporate and other securities	2,432	69	26	2,475
	$193,749	$4,272	$1,004	$197,017
December 31, 2011:
Government sponsored enterprises	$31	$3	$—	$34
Mortgage-backed securities	141,103	2,876	2,348	141,631
Small Business Administration pools	35,889	634	44	36,479
State and local government	19,617	871	—	20,488
Corporate and other securities	2,432	54	86	2,400
	$199,072	$4,438	$2,478	$201,032

During the three months ended March 31, 2012 and March 31, 2011, the Company received proceeds of $4.2 million and $25.9 million, respectively, from the sale of investment securities available-for-sale, amounting to gains of $190.6 thousand and $1.1 million in earnings for each respective period.  Losses from the sale of investments for the three months ended March 31, 2012 and March 31, 2011 amounted to $179.9 thousand and $1.0 million respectively.  As prescribed by FASB ASC 320-10-35, for the quarter ended March 31, 2011, the Company recognized the credit component of an OTTI of its debt securities in earnings and the non-credit component in other comprehensive income

(OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

At March 31 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.5 million, mutual funds at $894.6 thousand, foreign debt of $59 thousand, and Federal Home Loan Mortgage Corporation (the “FHLMC” or “Freddie Mac”) preferred stock of $19.8 thousand.  At December 31 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.4 million, mutual funds at $904.9 thousand, foreign debt of $59 thousand and FHLMC preferred stock of $20.9 thousand.

Note 4—Investment Securities — continued

During the three months ended March 31, 2012 and March 31, 2011, the Company recorded OTTI losses on and available-for-sale securities as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
(Dollars in thousands)	Available-for-sale securities	Available-for-sale securities
Total OTTI charge realized and unrealized	$415	$71
OTTI recognized in other comprehensive income (non-credit component)	215	67
Net impairment losses recognized in earnings (credit component)	$200	$4

During 2012 and 2011, an OTTI occurred of which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the three months ended March 31, 2012 and March 31, 2011.

	2012	2011
	Available for	Available for
(Dollars in thousands)	Sale	Sale

Balance at beginning of period	$930	$2,143

Other-than-temporary-impairment not previously recognized	173	—

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	27	4
Other-than-temporary-impairment previously recognized on securities sold	(50)	(169)
Realized losses during the period	(77)	(28)
Balance related to credit losses on debt securities at end of period	$1,003	$1,950

Note 4—Investment Securities - continued

For the three months ended March 31, 2012, there were two non-agency mortgage backed securities with OTTI in which only the amount of loss related to credit was recognized in earnings.  In evaluating the non-agency mortgage backed securities, relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two-year period at loss severities based on location and category. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 5.6%, 2.5%, and 50.5%, respectively. The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 2-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 4—Investment Securities - continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2012 and December 31, 2011.

	Less than 12 months		12 months or more		Total
March 31, 2012 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$15,003	$53	$2,085	$33	$17,088	$86
Small Business Administration pools	4,077	19	3,957	14	8,034	33
Non-agency mortgage-backed securities	504	16	11,073	843	11,577	859
Corporate bonds and other	—	—	524	26	524	26
Total	$19,584	$88	$17,639	$916	$37,223	$1,004

	Less than 12 months		12 months or more		Total
December 31, 2011 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$25,113	$163	$3,269	$24	$28,382	$187
Small Business Administration pools	6,108	38	2,203	6	8,311	44
Non-agency mortgage-backed securities	574	3	13,275	2,158	13,849	2,161
Corporate bonds and other	940	60	524	26	1,464	86
Total	$32,735	$264	$19,271	$2,214	$52,006	$2,478

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2011 and into 2012, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At March 31, 2012, the Company’s wholly-owned subsidiary, First Community Bank, N.A. (the “Bank”), owns mortgage-backed securities (MBSs) including collateralized mortgage obligations (CMOs) with a book value of $122.5 million and approximate fair value of $125.1 million issued by government sponsored entities (GSEs). Current economic conditions have impacted MBSs issued by GSEs such as the FHLMC and the Federal National Mortgage Association (the “FNMA” or “Fannie Mae”). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of March 31, 2012 and December 31, 2011, all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other than temporarily impaired at March 31, 2012.

Note 4—Investment Securities — continued

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (PLMBSs), including CMOs, at March 31, 2012 with an amortized cost of $14.1 million and approximate fair value of $13.2 million. Although these are not classified as sub-prime obligations or considered the “high risk” tranches, the majority of “structured” investments within all credit markets have been impacted by volatility and credit concerns and economic stresses beginning in 2008 and continuing through 2011 and into 2012. The result has been that the market for these investments has become less liquid and the spread as compared to alternative investments has widened dramatically. During the second quarter of 2008, the Company implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. Each of the CMO pools included in this leverage transaction, as well as privately held CMOs held previously in the available-for-sale portfolio, has been analyzed by reviewing underlying loan delinquencies, collateral value and resulting credit support. These securities have continued to experience increasing delinquencies in the underlying loans that make up the MBSs and CMOs. Management monitors each of these pools on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the quarter ended March 31, 2012, the Company identified two PLMBS with a fair value of $2.5 million that it considers other-than-temporarily-impaired.  As prescribed by FASB ASC 320-10-65, the Company has recognized an impairment charge in earnings of $199.8 thousand (credit component). The $199.8 thousand represents the estimated credit losses on these securities for the quarter ended March 31, 2012.  During the quarter ended March 31, 2011, no OTTI charges were recorded in earnings for the PLMBS portfolio.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.

The following table summarizes as of March 31, 2012 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	6	$1,411	$1,411	$1,404
AA	1	323	323	308
A1	1	356	356	346
Aa2	1	85	85	85
Aa3	1	285	285	282
Below Investment Grade	10	14,030	11,611	10,795
Total	20	$16,490	$14,071	$13,220

During the first quarter of 2012, the Company sold two non-agency mortgage-backed securities that were rated below investment grade with a total book value of approximately $1.4 million.  The $179.9 thousand loss on the sale of these securities was offset by a $190.6 thousand gain on the sale of one municipal bond and one Government sponsored enterprise mortgage-backed security, both of which were rated above investment grade.  The sales of these non-agency mortgage-backed securities during the quarter have served to reduce the level of securities on the Company’s balance sheet that are rated below investment grade.

Note 4—Investment Securities - continued

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds is the result of one bond that is rated Aa3 by Moody (investment grade) with a fair value of $475.0 thousand and a book value of $499.7 thousand.   The economic conditions from 2009 to 2011 and into 2012 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted. All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. Other than the preferred term security, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

State and Local Governments and Other: There were no unrealized losses on these investments and the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

Note 4—Investment Securities - continued

The following sets forth the amortized cost and fair value of investment securities at March 31, 2012 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  Mortgage-backed securities are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,974	$12,823
Due after one year through five years	109,954	111,637
Due after five years through ten years	53,426	54,865
Due after ten years	17,395	17,692
	$193,749	$197,017

Note 5—Loans

Loans summarized by category as of March 31, 2012, December 31, 2011 and March 31, 2011 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Commercial, financial and agricultural	$20,786	$20,608	$20,915
Real estate:
Construction	14,796	11,767	11,516
Mortgage-residential	38,986	38,337	45,194
Mortgage-commercial	224,372	220,288	222,872
Consumer:
Home equity	27,119	27,976	27,610
Other	5,031	5,335	6,049
Total	$331,090	$324,311	$334,156

Activity in the allowance for loan losses for the quarter ended March 31, 2012, the year ended December 31, 2011, and the quarter ended March 31, 2011 was as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Balance at the beginning of period	$4,699	$4,911	$4,911
Provision for loan losses	230	1,420	360
Charged off loans	(212)	(1,696)	$(638)
Recoveries	28	64	22
Balance at end of period	$4,745	$4,699	$4,655

Note 5—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

(Dollars in thousands)

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
2012	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total

Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	—	—	13	178	—	21	—	212
Recoveries	12	—	7	—	2	7	—	28
Provisions	(36)	—	(8)	133	43	10	88	230
Ending balance March 31, 2012	$307	$—	$500	$1,430	$566	$53	$1,889	$4,745

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$—	$—	$1

Collectively evaluated for impairment	306	—	500	1,430	566	53	1,889	4,744

Loans receivable:
Ending balance-total	$20,786	$14,796	$38,986	$224,372	$27,119	$5,031	—	$331,090

Ending balances:
Individually evaluated for impairment	43	—	605	8,923	—	32	—	9,603

Collectively evaluated for impairment	$20,743	$14,796	$38,381	$215,449	$27,119	$4,999	$—	$321,487

Note 5—Loans-continued

(Dollars in thousands)

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
2011	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total

Allowance for loan losses:
Beginning balance December 31, 2010	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911
Charge-offs	265	—	186	861	285	99	—	1,696
Recoveries	31	—	5	—	5	23	—	64
Provisions	(116)	(905)	230	932	476	45	758	1,420
Ending balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$1	$—	$—	$—	$2

Collectively evaluated for impairment	330	—	514	1,474	521	57	1,801	4,697

Loans receivable:
Ending balance-total	$20,608	$11,767	$38,337	$220,288	$27,976	$5,335	$—	$324,311

Ending balances:
Individually evaluated for impairment	45	—	622	8,667	—	19	—	9,353

Collectively evaluated for impairment	$20,563	$11,767	$37,715	$211,621	$27,976	$5,316	$—	$314,958

Loans outstanding to bank directors, executive officers and their related business interests amounted to $11.3 million and $6.4 million at March 31, 2012 and March 31, 2011, respectively. Repayments on these loans during the three months ended March 31, 2012 were $749.3 thousand and loans made amounted to $390.0 thousand. Repayments on these loans during the three months ended March 31, 2011 were $200 thousand and loans made amounted to $790 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 5—Loans-continued

The following table presents at March 31, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)

	March 31,	December 31,
	2012	2011
Total loans considered impaired	$9,603	$9,353
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	33	148
Related allowance	1	2
Loans considered impaired and previously written down to fair value	9,570	9,205
Average impaired loans	10,146	9,926

The following tables are by loan category and present at March 31, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$10	$17	$—	$18	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	605	632	—	648	—
Mortgage-commercial	8,923	9,347	—	9,353	68
Consumer:
Home Equity	—	—	—	—	—
Other	32	32	—	94	—

With an allowance recorded:
Commercial	33	33	1	33	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	43	50	1	51	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	605	632	—	648	—
Mortgage-commercial	8,923	9,347	—	9,353	68
Consumer:
Home Equity	—	—	—	—	—
Other	32	32	—	94	—
	$9,603	$10,061	$1	$10,146	$68

Note 5—Loans-continued

(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:

Commercial	$12	$19	$—	$21	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,552	8,975	—	9,066	382
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1

With an allowance recorded:
Commercial	33	33	1	36	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	115	115	1	117	8
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	45	52	1	57	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,667	9,090	1	9,183	390
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1
	$9,353	$9,811	$2	$9,926	$397

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

Note 5—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans.  As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of March 31, 2012 and December 31, 2011, no loans were classified as doubtful.

(Dollars in thousands)		Special
March 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,331	$99	$356	$—	$20,786
Real estate:
Construction	9,745	2,559	2,492	—	14,796
Mortgage — residential	37,783	309	894	—	38,986
Mortgage — commercial	206,105	5,478	12,789	—	224,372
Consumer:
Home Equity	26,690	186	243	—	27,119
Other	4,997	1	33	—	5,031
Total	$305,651	$8,632	$16,807	$—	$331,090

(Dollars in thousands)		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,827	$499	$282	$—	$20,608
Real estate:
Construction	6,764	—	5,003	—	11,767
Mortgage — residential	37,063	305	969	—	38,337
Mortgage — commercial	200,984	8,009	11,295	—	220,288
Consumer:
Home Equity	27,692	38	246	—	27,976
Other	5,311	5	19	—	5,335
Total	$297,641	$8,856	$17,814	$—	$324,311

At March 31, 2012 and December 31, 2011, non-accrual loans totaled $5.4 million and $5.4 million, respectively.

Troubled debt restructurings that are still accruing included in impaired loans at March 31, 2012 and December 31, 2011 amounted to $4.2 million and $3.9 million, respectively.

There were no loans greater than ninety days delinquent and still accruing interest at March 31, 2012.  Loans greater than ninety days delinquent and still accruing interest at December 31, 2011 amounted to $25 thousand.

Note 5—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2012 and December 31, 2011:

(Dollars in thousands) March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$155	$56	$—	$11	$222	$20,564	$20,786
Real estate:
Construction	—	—	—	—	—	14,796	14,796
Mortgage-residential	260	—	—	605	865	38,121	38,986
Mortgage-commercial	2,378	255	—	4,768	7,401	216,971	224,372
Consumer:
Home equity	157	—	—	—	157	26,962	27,119
Other	16	—	—	32	48	4,983	5,031
Total	$2,966	$311	$—	$5,416	$8,693	$322,397	$331,090

(Dollars in thousands) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$147	$123	$—	$12	$282	$20,326	$20,608
Real estate:
Construction	—	—	—	—	—	11,767	11,767
Mortgage-residential	391	95	—	623	1,109	37,228	38,337
Mortgage-commercial	1,382	966	25	4,749	7,122	213,166	220,288
Consumer:
Home equity	45	—	—	—	45	27,931	27,976
Other	42	18	—	19	79	5,256	5,335
Total	$2,007	$1,202	$25	$5,403	$8,637	$315,674	$324,311

As a result of adopting the amendments in Accounting Standards Update (ASU) 2011-02 (Receivables-Topic 310), the bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  The bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the bank identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At March 31, 2012 and December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7.6 million and $7.7 million, respectively.  An allowance for loans losses of $1 thousand and $2 thousand was associated with those loans at March 31, 2012 and December 31, 2011 respectively.

There were no loans determined to be TDRs that were restructured during the three month period ended March 31, 2012.

Note 5—Loans-continued

The following table, by loan category, presents loans determined to be TDRs in the last twelve months that had payment defaults during the three month period ended March 31, 2012.  Any payment that is past due greater than 30 days is considered to be a payment default.

Troubled Debt Restructurings	For the three months ended March 31, 2012
that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	3	$56
Commercial & Industrial	1	9
Total TDRs	4	$65

During the three month period ended March 31, 2012, four nonaccrual loans that had previously been restructured in the last twelve months had payment defaults.

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to.  All non-accrual loans are written down to their corresponding collateral value.  All TDR accruing loans that have a loan balance that exceeds the present value of cash flows will have a specific allocation. All nonaccrual loans are considered impaired.  Under ASC 310-10, a loan is impaired when it is probable that the bank will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

Note 6 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC byclarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1,2012 and had additional disclosures are included in Note 3.

Note 6 - Recently Issued Accounting Pronouncements-continued

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

Cash and short term investments—The carrying amount of these financial instruments (cash and due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell) approximates fair value. All mature within 90 days and do not present unanticipated credit concerns and are classified as Level 1.

Investment Securities—Fair values are based on quoted market prices, where available and these are classified as Level 1. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and are classified as Level 2.  Other investments which include Federal Home Loan Bank stock and Federal Reserve Bank stock are not measured at fair value due to restrictions placed on transfer ability.

Loans Held for Sale— The company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the company’s loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in by price with the investors on the same day that the loan was locked in with the company’s customers. Therefore, these loans present very little market risk for the company and are classified as Level 2.  The carrying amount of these loans approximates fair value.

Loans—The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and are classified as Level 2. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

Accrued Interest Receivable—The fair value approximates the carrying value and is classified as Level 1.

Interest rate swap—The fair value approximates the carrying value and is classified as Level 3.

Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. These are classified as Level 2.

Federal Home Loan Bank Advances—Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms and are classified as Level 2.

Note 7 — Fair Value of Financial Instruments - continued

Short Term Borrowings—The carrying value of short term borrowings (securities sold under agreements to repurchase and demand notes to the Treasury) approximates fair value. These are classified as Level 2.

Junior Subordinated Debentures—The fair values of junior subordinated debentures is estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments. These are classified as Level 2.

Accrued Interest Payable—The fair value approximates the carrying value and is classified as Level 1.

Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of March 31, 2012 are as follows:

	March 31, 2012
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$24,227	$24,227	$24,227	—	—
Available-for-sale securities	197,017	197,017	914	$196,103	—
Other investments, at cost	5,682	—	—	—	—
Loans held for sale	3,863	3,863	—	3,863	—
Loans receivable	331,090	329,225	—	329,225	—
Allowance for loan losses	4,745	—	—	—	—
Net loans	326,345	329,225	—	329,225	—
Accrued interest	1,937	1,937	1,937	—	—
Interest rate swap	(553)	(553)	—	—	(553)
Financial liabilities:
Non-interest bearing demand	$91,148	$91,148	—	$91,148	—
NOW and money market accounts	142,111	142,111	—	142,111	—
Savings	38,697	38,697	—	38,697	—
Time deposits	204,917	207,296	—	207,296	—
Total deposits	476,873	479,251	—	479,251	—
Federal Home Loan Bank Advances	38,857	44,851	—	44,851	—
Short term borrowings	13,479	13,479	—	13,479	—
Junior subordinated debentures	17,913	17,913	—	17,913	—
Accrued interest payable	1,338	1,338	1,338	—	—

Note 7 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$16,492	$16,492
Available-for-sale securities	201,032	201,032
Other investments, at cost	5,637	—
Loans held for sale	3,725	3,725
Loans receivable	324,311	324,204
Allowance for loan losses	4,699	—
Net loans	319,612	324,204
Accrued interest	1,914	1,914
Interest rate swap	(602)	(602)
Financial liabilities:
Non-interest bearing demand	$83,572	$83,572
NOW and money market accounts	136,483	136,483
Savings	34,048	34,048
Time deposits	210,482	214,437
Total deposits	464,585	468,540
Federal Home Loan Bank Advances	43,862	50,238
Short term borrowings	13,616	13,616
Junior subordinated debentures	17,913	17,913
Accrued interest payable	1,624	1,624

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our private label mortgage backed securities (“MBS”) portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral.

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

•                  changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury Department’s Capital Purchase Program, and other governmental initiatives affecting the financial services industry;

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

•                  changes in deposit flows;

•                  changes in technology;

•                  changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service (“IRS”);

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

These risks are exacerbated by the developments in recent years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing into 2012, the capital and credit markets have experienced severe levels of volatility and disruption.  There can be no assurance that these challenging developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2012 and our notes included in the consolidated financial statements in our 2011 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments including our private label mortgage-backed securities and other corporate debt security holdings requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the three months ended March 31, 2012 and 2011.

Recent Legislative Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past four plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include those described in Part I. Item 1. Business — Supervision and Regulation of our 2011 Annual Report on Form 10-K as filed with the SEC.

In addition, on April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets.  The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002.  In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200.  The SEC has been directed to issue rules implementing these amendments by April 5, 2013.  We are currently evaluating the effects that these amendments, as well as the full JOBS Act, will have on the Company.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Recent Regulatory Development

In April of 2010, the Bank entered into the Formal Agreement with the OCC, its primary regulator.  The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank was driven by the rating agencies downgrades of non-agency MBS in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector.  These ratings do not reflect the discounted purchase price paid by the Bank.  They only reflect their analysis of the performance of the security overall, and therefore, a downgrade does not capture the risk of loss to the Bank.  The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC has, however, separately established the following individual minimum capital ratios for the bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of December 31, 2011, the Bank exceeded each of these ratios and remained “well capitalized.”

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

As previously disclosed, in June of 2010, the Company entered into the 2010 MOU with the Federal Reserve (“2010 MOU”).  The 2010 MOU included, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve before declaring or paying any dividends or directly or indirectly accepting dividends or any other form of payment representing a reduction in capital from the Bank.  The 2010 MOU has been terminated and the Company entered into a new MOU in 2011 (“2011 MOU”) with the Federal Reserve, which replaced the 2010 MOU in its entirety.  The 2011 MOU eliminated the requirement that the Company receive prior approval from the Federal Reserve before declaring or paying any dividends.  The 2011 MOU also provides that the Company will ensure that any Company dividends on common or preferred stock, or payments on trust preferred securities, are paid in accordance with applicable regulations and guidance issued by the Federal Reserve Board.

In addition, the 2011 MOU provides that if the Bank or the Company (on a consolidated basis) were to become less than adequately capitalized then the Company would not make payments on subordinated debt not related to trust preferred securities without Federal Reserve approval.  The Bank and the Company are currently considered “well capitalized.”  To be considered adequately capitalized, the OCC and Federal Reserve Board minimum regulatory capital guidelines for Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios are 4.0%, 8.0% and 4.0%, respectively.  As of March 31, 2012, the Bank’s risk-based capital ratios of Tier 1 capital, total capital and leverage were 15.53%, 16.38% and 9.70%, respectively, and the Company’s risk-based capital ratios of Tier 1 capital, total capital, leverage ratio were 15.65%, 17.57% and 9.77%, respectively.

As in the 2010 MOU, the 2011 MOU includes, among other things, a requirement that the Company obtain the prior written approval of the Federal Reserve before appointing any new director or senior executive officer or changing the position of any senior executive officer; directly or indirectly, incurring, increasing or guaranteeing any debt; and directly or indirectly, purchasing or redeeming any shares of its stock.  The 2011 MOU eliminates the requirement contained in the 2010 MOU that the Company obtain written approval from the Federal Reserve prior to taking dividends from the Bank.  With respect to Bank dividends, the 2011 MOU only requires that any dividends from the Bank must be paid in compliance with requirements established by the Bank’s regulators.  The 2011 MOU will remain in effect until further modified or terminated by the Federal Reserve.

Comparison of Results of Operations for Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Net Income

Our net income for the three months ended March 31, 2012 was $799 thousand, or $0.19 diluted earnings per common share, as compared to $570 thousand or $0.12 diluted earnings per common share, for the three months ended March 31, 2011.  The increase in net income between the two periods is primarily due to a decrease of $130 thousand in the provision for loan losses and a decrease of $111 thousand in non-interest expense in the three months ended March 31, 2012 as compared to the same period in 2011.  Average earning assets decreased by $4.9 million in the first quarter of 2012 as compared to the same period in 2011.  Average earning assets were $548.0 million during the three months ended March 31, 2011 as compared to $543.1 million during the three months ended March 31, 2012.  The decrease in average earning assets was primarily a result of paying down Federal Home Loan Bank (“FHLB”) advances in the amount of $4.0 million in the fourth quarter of 2011 and $4.0 million in the first quarter of 2012. The decrease in earning assets was offset by a 6 basis point increase in our net interest margin on a tax equivalent basis.  As a result, net interest income increased by $55 thousand in the first three months of 2012 as compared to the first three months of 2011.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2012 and 2011, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.5 million for the three months ended March 31, 2012 and 2011.  The net interest margin on a taxable equivalent basis increased by 6 basis points from 3.30% at March 31, 2011 to 3.36% at March 31, 2012.  The yield on earning assets for the three months ended March 31, 2012 and 2011 was 4.48% and 4.77%, respectively.  The cost of interest-bearing liabilities during the first three months of 2012 was 1.36% as compared to 1.70% in the same period of 2011.  As a result of the recessionary economic conditions in 2008 and continuing into 2012, interest rates continue to remain at historically low levels.  Decreased loan demand has resulted in loans comprising 60.5% of average earning assets in the first quarter of 2012 as compared to 60.9% in the same period of 2011.  The lower average loan balances as well as reinvesting cash flows from maturing loans and investments at interest rates that have continued to decline over the last year have resulted in the 29 basis point decline in the yield on earning assets during the two periods.  Our cost of funds has declined by 34 basis point on average in the first quarter of 2012 as compared to the same period of 2011.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 37.8% of our average interest bearing liabilities during the first quarter of 2012 as compared to 32.7% in the same period of 2011.  Time deposits and borrowed funds, typically the higher costing funds, represent 62.2% of our average interest-bearing funds in the first quarter of 2012 as compared to 67.3% during the same period in 2011.  The improvement in the overall mix of our funding sources continues to result in a reduction of our cost of funds during the first quarter of 2012.

Provision and Allowance for Loan Losses

At March 31, 2012 and December 31, 2011, the allowance for loan losses was $4.7 million, or 1.43%, and $4.7 million, or 1.45%, of total loans, respectively.  Our provision for loan losses was $230 thousand for the three months ended March 31, 2012, as compared to $360 thousand for the three months ended March 31, 2011.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The decrease in the provision for loan losses for the first three months of 2012 as compared to the same period in 2011 is a result of a continuation of moderating levels of classified and non-performing loans as well as some moderate improvement in economic conditions, including unemployment levels, in our markets. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.  Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $10.8 million (1.79% of total assets) at March 31, 2012 as compared to $12.8 million (2.15% of total assets) at December 31, 2011. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There are 28 loans, totaling $5.4 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2012. The largest with a carrying value of $2.0 million is secured by a first lien on an owner occupied commercial business property located in the midlands of South Carolina.  The average balance of the remaining 27 loans is approximately $127 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated evaluation and, if the loan balance exceeds fair value, write the balance down to the fair value.  At March 31, 2012, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $3.3 million that were delinquent 30 days to 89 days representing 0.99% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified 3 loan relationships in the amount of $2.4 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans.  These balances are included as substandard loans in Note 5 of the financial statements.

Allowance for Loan Losses

	Three Month Ended March 31,
(Dollars in thousands)	2012	2011
Average loans outstanding	$328,604	$333,678
Loans outstanding at period end	$331,090	$334,156
Non-performing assets:
Nonaccrual loans	$5,416	$5,018
Loans 90 days past due still accruing	—	194
Foreclosed real estate	5,383	7,901
Repossessed-other	2	2
Total non-performing assets	$10,801	$13,115

Beginning balance of allowance	$4,699	$4,911
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	120	205
Non-residential real estate	71	316
Home equity	—	96
Commercial	—	4
Installment & credit card	21	17
Total loans charged-off	212	638
Recoveries:
1-4 family residential mortgage	7	1
Non-residential real estate	—	—
Home equity	2	2
Commercial	12	7
Installment & credit card	7	12
Total recoveries	28	22
Net loan charge offs (recoveries)	184	616
Provision for loan losses	230	360
Balance at period end	$4,745	$4,655

Net charge -offs to average loans	.06%	.19%
Allowance as percent of total loans	1.43%	1.39%
Non-performing assets as % of total assets	1.80%	2.16%
Allowance as % of non-performing loans	87.6%	89.3%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2012		December 31, 2011
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$307	6.3%	$331	6.4%
Real Estate — Construction	—	4.4%	—	3.6%
Real Estate Mortgage:
Commercial	1,430	67.8%	1,475	67.9%
Residential	500	11.8%	514	11.8%
Consumer:
Home Equity	566	8.2%	521	8.6%
Other	53	1.5%	57	1.7%
Unallocated	1,889	N/A	1,801	N/A
Total	$4,745	100.0%	$4,699	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2012 was $1.5 million as compared to $1.4 million during the same period in 2011.  Deposit service charges decreased $69 thousand. Mortgage origination fees increased $532 thousand.  The decrease in deposit service charges is primarily a result of lower overdraft protection fees due to a continued decrease in the number of items being presented on insufficient funds accounts during the first quarter of 2012 as compared to the same period in 2011.  In July 2011 we acquired Palmetto South Mortgage which operates as a division of First Community Bank.  This addition and the continuation of historically low interest rates have resulted in the increase in mortgage fee income in the first quarter of 2012 as compared to the same period in 2011.  In the three months ended March 31, 2012, we had net gains on the sale of securities in the amount of $11 thousand, as compared to $134 thousand in the comparable period of 2011.  During the first quarter of 2012 we sold three non-agency mortgage backed securities with a carrying value of $1.4 million at a loss of $180 thousand which was offset by sale of one municipal security and agency mortgage backed security with a total carrying value of approximately $2.8 million for a gain of approximately $191 thousand. The net gains in the first quarter of 2011 related primarily to the sale of certain non-agency mortgage-backed securities that had previously been written down to below investment grade as well as other investment grade non-agency mortgage backed securities. The sales in the first quarter of 2012 and 2011 served to reduce the level of securities on our balance sheet that are rated below investment grade.  OTTI charges of $200 thousand (credit component) on two private label mortgage backed securities were recognized during the first three months of 2012 (see note 4 to financial statements).  This compares to an OTTI charge in the first quarter of 2011 of $4 thousand on a preferred trust term security held in our portfolio.  Since the first quarter of 2010, we have engaged a third party, on a quarterly basis, to obtain information about structure and anticipated cash flows and to assist us in evaluating and monitoring of our private label mortgage backed securities portfolio.  As a result of the reduction in the balance of below investment grade securities in our portfolio the exposure to future OTTI credit charges on these securities has been greatly reduced (see “Financial Position” discussion)  management continues to monitor the remaining portfolio with a high degree of scrutiny.

There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than temporarily impaired, which would require a charge to earnings in such period.  During the three months ended March 31, 2012 we repaid $4.0 million in a FHLB advance that was to mature in January 2013.  The loss on early extinguishment of this debt was $121 thousand.

Total non-interest expense decreased by $111 thousand or 2.4%, during the first quarter of 2012, as compared to the same quarter in 2011.  Salary and benefit expense increased $245 thousand from $2.3 million in the first quarter of 2011, to $2.6 million in the first quarter of 2012.  At March 31, 2012, we had 158 full time equivalent employees as compared to 148 at March 31, 2011.  This increase in number of full time equivalent employees along with normal salary adjustments made over the last twelve months account for the increase in salary and benefit expense between the two periods.  The increase in the number of full time equivalent employees between the two periods is primarily a result of the addition of the Palmetto South Mortgage division.  FDIC insurance assessments decreased $71 thousand in the first quarter of 2012 as compared to the same period in 2011.  The decrease is primarily a result of changes made to the base used to calculate the assessment.  The assessment base changed to an asset based calculation effective for the second quarter of 2011.  The assessment rate for the first quarter of 2011 was approximately 22 basis points on deposits. Beginning in the second quarter 2011 this rate changed to approximately 14 basis points of the bank’s total average assets less bank tangible equity.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three-year period. Our prepayment made to the FDIC in December 2009 totaled approximately $2.9 million.  At March 31, 2012, the remaining prepaid insurance assessment amounted to $729 thousand and is included in “Other assets”.  Other real estate expenses decreased $227 thousand in the first quarter of 2012 as compared to the same period in 2011.  The decrease relates to moderating levels of accumulated delinquent taxes, insurance, legal fees and repair expenses incurred as the level of other real estate owned increased over the last several years.  Amortization of intangibles decreased in the first quarter of 2012 in the amount of $104 thousand.  This decrease reflects that during the fourth quarter of 2011 the core deposit premium for the 2004 acquisition of DutchFork Bankshares became fully amortized.  The amortization on that core deposit intangible was approximately $35 thousand per month.  The other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Three months ended
	March 31,
(In thousands)	2012	2011
Data processing	$124	$116
Supplies	43	42
Telephone	73	73
Correspondent services	42	51
Insurance	54	54
Postage	44	46
Professional fees	235	226
Director fees	109	70
Other	158	215
	$882	$893

Income Tax Expense

Our effective tax rate was 29.3% and 28.5% in the first quarter of 2012 and 2011, respectively.  The slightly higher effective tax rate is a result of a lower amount of interest on tax exempt securities in the first quarter of 2012 as compared to the same period in 2011.  Our effective tax rate is currently expected to remain at 29.0% to 32.0% throughout the remainder of 2012.

Financial Position

Assets totaled $601.5 million at March 31, 2012 as compared to $593.9 million at December 31, 2011, an increase of $7.6 million.  Loans (excluding loans held for sale) at March 31, 2012 were $331.1 million as compared to $324.3 million at December 31, 2011.  This increase of $6.8 million resulted from funding in excess of $15.4 million of new loan production in the first quarter of 2012, less scheduled pay downs during the period as well as transfers from loans to other real estate owned.  At March 31, 2012 and December 31, 2011, loans (excluding loans held for sale) accounted for 60.0% of earning assets.  The loan-to-deposit ratio at March 31, 2012 was 69.4% as compared to 69.8% at December 31, 2011. Investment securities decreased from $206.7 million at December 31, 2011 to $202.7 million at March 31, 2012.  Deposits increased by $12.3 million to $476.9 million at March 31, 2012 as compared to $464.6 million at December 31, 2011.  The increase in deposits was primarily used to fund our loan growth and to prepay a $4.0 million FHLB advance.   This advance was scheduled to mature in the first quarter of 2013.  We have continued focusing on growing our pure deposit base (deposits less certificates of deposits) while continuing to fund soundly underwritten loans.

During the first quarter of 2012, as previously discussed, we sold two below investment grade non-agency mortgage-backed securities with a total book value of approximately $1.4 million.  Subsequent to March 31, 2012, through May 1, 2012, we have sold an additional six non investment grade non-agency mortgage backed securities with a total book value of approximately $9.8 million.  The loss on the sale of these securities was approximately $1.9 million and has been offset by gains of the approximate same amount from the sale of certain agency mortgage backed and municipal securities.   The sales of these non-agency mortgage-backed securities have served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions was reinvested in the investment portfolio in securities with a risk rating of 20% or less, thus further improving our risk based capital ratios.  As previously noted, these downgraded investments have been under a great deal of scrutiny by our primary regulatory agency as a result of being downgraded.  We have further discussed that, in our opinion, the rating system and the regulatory concerns do not properly reflect the overall credit risk in this type of multi-obligor securities since neither adequately considers the price paid by the holder of the bond.  The decreased level of these below investment grade securities provides for improved regulatory capital ratios since the proceeds are primarily invested in lower regulatory risk weighted assets, as well as reduces the regulatory concern related to the downgraded securities portfolio.  As previously noted, management continues to monitor the remaining portfolio with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than temporarily impaired, which would require a charge to earnings in such period.

The non agency mortgage backed securities discussed above as well as certain other corporate securities generally started being downgraded in early 2009.  The following chart provides a summary of the reduction in the book value of non-agency mortgage backed securities, in total and those that have been downgraded, as well as previously owned corporate downgraded securities since December 31, 2009 through March 31, 2012 and the recent sales occurring subsequent to March 31, 2012 through May 10, 2012.  The significant reduction is a result of the transactions discussed above, monthly principal pay downs and to a lesser extent previously recorded OTTI.

	12/31/09	12/31/10	12/31/11	03/31/2012	Current (1)
Total Non-Agency MBS	$65,793	$51,436	$16,487	$14,071	$3,998

Below Investment Grade Non-Agency MBS	$42,863	$37,078	$13,633	$11,611	$1,728
Other Below Investment Grade Securities	$8,857	$1,877	—	—	—
Total Below Investment Grade Securities	$51,720	$38,956	$13,633	$11,611	$1,728

(1)         Reflects status as of May 10, 2012, and, accordingly, reflects sales occurring in second quarter of 2012 through such date, as discussed above.

Quality loan portfolio growth continues to be a strategic focus in 2012 and thereafter.  One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the very slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens will impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	March 31,		December 31,
	2012		2011
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$20,786	6.3%	$20,608	6.4%
Real estate:
Construction	14,796	4.4%	11,767	3.6%
Mortgage — residential	38,986	11.8%	38,337	11.8%
Mortgage — commercial	224,372	67.8%	220,288	67.9%
Consumer:
Home Equity	27,119	8.2	27,976	8.6%
Other	5,031	1.5	5,335	1.7%
Total gross loans	331,090	100.0%	324,311	100.0%
Allowance for loan losses	(4,745)		(4,699)
Total net loans	$326,345		$319,612

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

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At March 31, 2012 and December 31, 2011, the fair value of the contract was a negative $553 thousand and $602 thousand, respectively. A fair value adjustment for the swap of $33 thousand and $4 thousand in other income for the periods ended March 31, 2012 and 2011, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2012 and December 31, 2011 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	March 31, 2012	December 31, 2011
+200bp	+ 3.49%	+3.05%
+100bp	+ 2.08%	+2.06%
Flat	—	—
-100bp	- 6.50%	-7.48%
-200bp	- 11.20%	-12.91%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At March 31, 2012, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 3.24% as compared to 2.7% at December 31, 2011.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 35.2% of total assets at March 31, 2012.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At March 31, 2012, the amount of certificates of deposits of $100 thousand or more represented 16.9% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank, and none of these certificates of deposits are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2012, we had issued commitments to extend credit of $42 million, including $24.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 8.2% and 8.1% of total assets at March 31, 2012 and December 31, 2011, respectively.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million, with two financial institutions, although these have not been utilized in 2011 or the first quarter of 2012.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, our primary bank regulator.  The Formal Agreement is based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank was driven by the rating agencies downgrades of non-agency MBS in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they have been impacted by the economic recession and the stress on the residential housing sector (see discussion above under “Investments” and Note 5, Investments, to the Consolidated Financial Statements”).   The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.

In addition to the Formal Agreement, the OCC has separately established the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least

10.00%, and a Total risk-based capital ratio of at least 12.00%.  As of March 31, 2012 and December 31, 2011, the Bank exceeded each of these ratios and remained well capitalized.  The Board of Directors has appointed an independent compliance committee made up of directors to monitor and report on compliance with the terms of the Formal Agreement.  The Bank has taken and will continue to take all actions necessary to enable it to comply with the requirements of the Formal Agreement, and as of the date hereof management has submitted all documentation required as of this date to the OCC.  There can be no assurance that the Bank will be able to continue to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC.  However, management believes the Bank is currently in compliance with all provisions of the Formal Agreement.  Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could result in regulators taking additional enforcement actions against the Bank.

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.70%, 15.53%, and 16.78%, respectively, at March 31, 2012 as compared to 9.27%, 15.12%, and 16.38%, respectively, at December 31, 2011. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.77%, 15.65%, and 17.57%, respectively at March 31, 2012 as compared to 9.40%, 15.33% and 17.25%, respectively at December 31, 2011. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months. In addition, we believe that we will continue to exceed the individual capital ratios established by the OCC noted above for at least the next 12 months.

The Company’s ability to pay cash dividends may be limited by regulatory restrictions, by the Bank’s ability to pay cash dividends to the Company, and by the need to maintain sufficient capital to support our operations. The Bank’s ability to pay cash dividends to the Company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to national banks and banks that are regulated by the FDIC.

The approval of the OCC is generally required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, as a national bank, the Bank also cannot pay dividends from permanent capital without prior OCC approval. As a result of the Bank’s accumulated deficit of $17.1 million at March 31, 2012 due primarily to the non-cash goodwill impairment charge of $27.8 million in 2009, the bank is currently prohibited from paying dividends to the Company without the prior approval of the OCC.  Finally, pursuant to the terms of the Formal Agreement, the Bank is currently not permitted to pay cash dividends to the Company without the prior consent of the OCC.

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

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$328,604	$4,627	5.66%	$333,678	$4,808	5.84%
Securities:	203,496	1,401	2.77%	196,342	1,611	3.34%
Other short-term investments	11,035	16	0.58%	18,006	21	0.47%
Total earning assets	543,135	6,044	4.48%	548,026	6,440	4.77%
Cash and due from banks	8,631			7,997
Premises and equipment	17,443			17,969
Intangibles	910			804
Other assets	28,672			32,720
Allowance for loan losses	(4,732)			(4,927)
Total assets	$594,059			$602,589
Interest-bearing liabilities
Interest-bearing transaction accounts	84,989	42	0.20%	78,382	73	0.38%
Money market accounts	50,143	42	0.34%	46,447	53	0.46%
Savings deposits	36,445	12	0.13%	30,369	13	0.17%
Time deposits	208,565	831	1.60%	224,612	1,119	2.02%
Other borrowings	73,928	608	3.31%	94,935	728	3.11%
Total interest-bearing liabilities	454,070	1,535	1.36%	474,745	1,986	1.70%
Demand deposits	86,443			81,213
Other liabilities	5,451			4,814
Shareholders’ equity	48,095			41,817
Total liabilities and shareholders’ equity	$594,059			$602,589

Cost of funds including demand deposits			1.14%			1.45%
Net interest spread			3.12%			3.07%
Net interest income/margin		$4,509	3.34%		$4,454	3.30%
Net interest income/margin (taxable equivalent)		$4,540	3.36%		$4,462	3.30%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31,  2012 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2011.  See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.              Risk Factors.

Not Applicable.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.                       Defaults Upon Senior Securities.

Not Applicable.

Item 4.                     Mine Safety Disclosures.

Not Applicable.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	May 11, 2012	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	May 11, 2012	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.