Form 10-Q
period 2012-06-30
FIRST COMMUNITY CORP /SC/
filed 2012-08-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 10, 2012, 5,221,365 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2011
ASSETS
Cash and due from banks	$10,345	$10,599
Interest-bearing bank balances	17,946	5,512
Federal funds sold and securities purchased under agreements to resell	259	381
Investment securities - available for sale	196,581	201,032
Other investments, at cost	4,800	5,637
Loans held for sale	4,356	3,725
Loans	324,913	324,311
Less, allowance for loan losses	4,742	4,699
Net loans	320,171	319,612
Property, furniture and equipment - net	17,451	17,483
Bank owned life insurance	10,689	10,974
Other real estate owned	4,909	7,351
Intangible assets	263	365
Goodwill	571	571
Other assets	9,673	10,645
Total assets	$598,014	$593,887
LIABILITIES
Deposits:
Non-interest bearing demand	$90,557	$83,572
NOW and money market accounts	146,347	136,483
Savings	39,321	34,048
Time deposits less than $100,000	120,882	128,616
Time deposits $100,000 and over	76,912	81,866
Total deposits	474,019	464,585
Securities sold under agreements to repurchase	12,817	13,616
Federal Home Loan Bank advances	38,496	43,862
Junior subordinated debt	17,916	17,913
Other liabilities	5,470	6,015
Total liabilities	548,718	545,991
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; 11,350 issued and outstanding	11,191	11,137
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 3,346,365 at June 30, 2012 3,307,531 at December 31, 2011	3,346	3,308
Common stock warrants issued	560	560
Additional paid in capital	49,443	49,165
Restricted stock	(242)	—
Accumulated deficit	(16,477)	(17,603)
Accumulated other comprehensive income	1,475	1,329
Total shareholders’ equity	49,296	47,896
Total liabilities and shareholders’ equity	$598,014	$593,887

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$9,256	$9,629
Taxable securities	2,341	3,203
Non taxable securities	249	33
Federal funds sold and securities purchased under resale agreements	17	21
Other	21	20
Total interest income	11,884	12,906
Interest expense:
Deposits	1,735	2,443
Federal funds sold and securities sold under agreement to repurchase	18	18
Other borrowed money	1,171	1,372
Total interest expense	2,924	3,833
Net interest income	8,960	9,073
Provision for loan losses	301	750
Net interest income after provision for loan losses	8,659	8,323
Non-interest income:
Deposit service charges	764	936
Mortgage origination fees	1,600	454
Investment advisory fees and non-deposit commissions	309	313
Gain (loss) on sale of securities	(27)	141
Gain (loss) on sale of other assets	14	(91)
Fair value loss adjustments	(37)	(125)
Other-than-temporary-impairment write-down on securities	(200)	(4)
Loss on early extinguishment of debt	(121)	—
Other	1,016	974
Total non-interest income	3,318	2,598
Non-interest expense:
Salaries and employee benefits	5,305	4,509
Occupancy	680	617
Equipment	570	571
Marketing and public relations	294	297
FDIC assessments	380	505
Other real estate expense	386	504
Amortization of intangibles	102	310
Other	1,803	1,790
Total non-interest expense	9,520	9,103
Net income before tax	2,457	1,818
Income taxes	730	522
Net income	$1,727	$1,296
Preferred stock dividends, including discount accretion	337	335
Net income available to common shareholders	$1,390	$961
Basic earnings per common share	$0.42	$0.29
Diluted earnings per common share	$0.42	$0.29

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,629	$4,821
Taxable securities	1,026	1,611
Non taxable securities	163	14
Federal funds sold and securities purchased under resale agreements	11	10
Other	11	10
Total interest income	5,840	6,466
Interest expense:
Deposits	808	1,185
Federal funds sold and securities sold under agreement to repurchase	9	10
Other borrowed money	572	652
Total interest expense	1,389	1,847
Net interest income	4,451	4,619
Provision for loan losses	71	390
Net interest income after provision for loan losses	4,380	4,229
Non-interest income:
Deposit service charges	375	478
Mortgage origination fees	877	263
Investment advisory fees and non-deposit commissions	162	138
Gain (loss) on sale of securities	(38)	7
Loss on sale of other assets	(36)	(44)
Fair value loss adjustments	(4)	(129)
Other	519	505
Total non-interest income	1,855	1,218
Non-interest expense:
Salaries and employee benefits	2,747	2,196
Occupancy	335	308
Equipment	283	290
Marketing and public relations	108	126
FDIC assessment	196	250
Other real estate expense	267	158
Amortization of intangibles	51	155
Other	921	944
Total non-interest expense	4,908	4,427
Net income before tax	1,327	1,020
Income taxes	399	294
Net income	$928	$726
Preferred stock dividends, including discount accretion	168	168
Net income available to common shareholders	$760	$558
Basic earnings per common share	$0.23	$0.17
Diluted earnings per common share	$0.23	$0.17

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2012	2011

Net income	$1,727	$1,296

Other comprehensive income:
Unrealized gain(loss) during the period on available-for-sale securities, net of tax expense(benefit) of $2 and $771, respectively	(4)	1,420

Less: Reclassification adjustment for (gain)loss included in net income, net of tax (expense)benefit of $9 and $49, respectively	18	(92)

Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $68 and $1, respectively	132	3
Other comprehensive income	146	1,331
Comprehensive income	$1,873	$2,627

	Three months ended June 30,
(Dollars in thousands)	2012	2011

Net income	$928	$726

Other comprehensive income (loss):
Unrealized gain(loss) during the period on available-for-sale securities, net of tax expense(benefit) of $394 and $510, respectively.	(742)	937

Less: Reclassification adjustment for (gain)loss included in net income, net of tax (expense)benefit of $13 and $2, respectively.	25	(5)
Other comprehensive income (loss)	(717)	932
Comprehensive income	$211	$1,658

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six Months ended June 30, 2012 and June 30, 2011

(Unaudited)

									Accumulated
					Common	Additional	Nonvested		Other
		Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	(Dollars and shares in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

	Balance, December 31, 2010	$11,035	3,270	$3,270	$509	$48,956	$—	$(19,732)	$(2,241)	$41,797
	Net income							1,296		1,296
	Other comprehensive income net of tax expense of $723								1,331	1,331
Dividends:	Common ($0.08 per share)							(262)		(262)
	Preferred							(335)		(335)
	Accretion	51								51
	Dividend reinvestment plan		7	7		41				48
	Balance, June 30, 2011	$11,086	3,277	$3,277	$509	$48,997	$—	$(19,033)	$(910)	$43,926

	Balance, December 31, 2011	$11,137	3,308	$3,308	$560	$49,165	$—	$(17,603)	$1,329	$47,896
	Net income							1,727		1,727
	Other comprehensive income net of tax benefit of $75								146	146
	Issuance of restricted stock		33	33		239	(272)			—
	Amortization compensation restricted stock						30			30
Dividends:	Common ($0.08 per share)							(264)		(264)
	Preferred							(337)		(337)

	Accretion	54								54
	Dividend reinvestment plan		5	5		39				44
	Balance, June 30, 2012	$11,191	3,346	$3,346	$560	$49,443	$(242)	$(16,477)	$1,475	$49,296

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Six months ended June 30,
	(Dollars in thousands)	2012	2011
	Cash flows from operating activities:
	Net income	$1,727	$1,296
	Adjustments to reconcile net income to net cash provided in operating activities:
	Depreciation	417	425
	Premium amortization (discount accretion)	1,298	874
	Provision for loan losses	301	750
	Writedowns of other real estate owned	206	202
	(Gain) loss on sale of other real estate owned	(14)	91
	Amortization of intangibles	102	310
	(Gain) loss on sale of securities	27	(141)
	Other-than-temporary-impairment on securities	200	4
	Net decrease in fair value option instruments and derivatives	37	125
	Loss on early extinguishment of debt	121	—
	Decrease in other assets	1,217	612
	Decrease in other liabilities	(543)	(525)
	Net cash provided from operating activities	5,096	4,023
	Cash flows from investing activities:
	Purchase of investment securities available-for-sale and other investments	(63,384)	(67,467)
	Maturity of investment securities available-for-sale	17,443	17,425
	Proceeds from sale of securities available-for-sale and other investments	50,012	36,817
	Increase in loans	(2,445)	(941)
	Proceeds from sale of other real estate owned	3,130	1,408
	Purchase of property and equipment	(385)	(119)
	Proceeds from sale of land	—	9
	Net cash provided (used) in investing activities	4,371	(12,868)
	Cash flows from financing activities:
	Increase in deposit accounts	9,434	15,573
	Increase (decrease) in securities sold under agreements to repurchase	(799)	2,865
	Decrease in other borrowings	—	(20)
	Advances from the Federal Home Loan Bank	1,500	—
	Repayment of advances from FHLB	(6,987)	(13,866)
Dividends paid:	Common Stock	(264)	(262)
	Preferred Stock	(337)	(335)
	Dividend reinvestment plan	44	48
	Net cash provided from financing activities	2,591	4,003
	Net increase (decrease) in cash and cash equivalents	12,058	(4,842)
	Cash and cash equivalents at beginning of period	16,492	26,461
	Cash and cash equivalents at end of period	$28,550	$21,619
	Supplemental disclosure:
	Cash paid during the period for:
	Interest	$3,351	$4,165
	Income taxes	$—	$—
	Non-cash investing and financing activities:
	Unrealized gain on securities	$146	$1,331
	Transfer of loans to foreclosed property	$904	$3,655

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (unaudited)

Note 1    - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the consolidated statements of cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at June 30, 2012 and December 31, 2011, the Company’s results of operations and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Six months		Three months
	Ended June 30,		Ended June 30,
(In thousands, except price per share)	2012	2011	2012	2011
Numerator (Net income available to common shareholders)	$1,390	$961	$760	$558
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,319	3,274	3,329	3,276
Dilutive securities:
Warrants — Treasury stock method	24	—	28	—
Diluted earnings per share	3,343	3,274	3,357	3,276
The average market price used in calculating assumed number of shares	$7.63	$6.59	$7.99	$6.86

At June 30, 2012, there were 75,022 outstanding options at an average exercise price of $19.69 and warrants for 196,000 shares at $8.69.  None of these options or warrants has an exercise price below the average market price for the three-month and six-month periods ended June 30, 2012, therefore they are not deemed to be dilutive.  In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019.  Interest is payable quarterly and the notes may be prepaid at anytime without penalty.  Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt.  These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:
Government sponsored enterprises	$1,527	$2	$—	$1,529
Mortgage-backed securities	117,104	2,005	809	118,300
Small Business Administration pools	45,236	722	113	45,845
State and local government	28,101	451	90	28,462
Corporate and other securities	2,432	50	37	2,445
	$194,400	$3,230	$1,049	$196,581
December 31, 2011:
Government sponsored enterprises	$31	$3	$—	$34
Mortgage-backed securities	141,103	2,876	2,348	141,631
Small Business Administration pools	35,889	634	44	36,479
State and local government	19,617	871	—	20,488
Corporate and other securities	2,432	54	86	2,400
	$199,072	$4,438	$2,478	$201,032

During the six months ended June 30, 2012 and June 30, 2011, the Company received proceeds of $49.1 million and $36.2 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $2.0 million and gross realized losses amounted to $2.1 million for the six months ended June 30, 2012.  For the six months ended June 30, 2011, gross realized gains amounted to $1.7 million and gross realized losses amounted to $1.5 million.

At June 30, 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.5 million, mutual funds at $893.1 thousand, foreign debt of $59.4 thousand and Federal Home Loan Mortgage Corporation (the “FHLMC” or “Freddie Mac”) preferred stock of $28.4 thousand.  At December 31 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.4 million, mutual funds at $904.9 thousand foreign debt of $59.0 thousand and FHLMC preferred stock of $20.9 thousand.

Note 3—Investment Securities — continued

During the six and three months ended June 30, 2012 and 2011, the Company recorded other-than-temporary-impairment (OTTI) losses on available-for-sale securities as follows:

	Six months ended June 30, 2012	Three months ended June 30, 2012
(Dollars in thousands)	Available-for- sale securities	Available-for- sale securities
Total OTTI charge realized and unrealized	$415	$—
OTTI recognized in other comprehensive income (non-credit component)	215	—
Net impairment losses recognized in earnings (credit component)	$200	$—

	Six months ended June 30, 2011	Three months ended June 30, 2011
(Dollars in thousands)	Available-for- sale securities	Available-for- sale securities
Total OTTI charge realized and unrealized	$71	$—
OTTI recognized in other comprehensive income (non-credit component)	67	—
Net impairment losses recognized in earnings (credit component)	$4	$—

During 2012 and 2011, OTTIs occurred for which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the six months ended June 30, 2012 and 2011.

	2012	2011
	Available for	Available for
(Dollars in thousands)	Sale	Sale

Balance at beginning of period	$930	$2,143

Other-than-temporary-impairment not previously recognized	173	50

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	27	247
Other-than-temporary-impairment previously recognized on securities sold	(679)	—
Realized losses during the period	(136)	(1,510)
Balance related to credit losses on debt securities at end of period	$315	$930

Note 3—Investment Securities — continued

For the six months ended June 30, 2012, there were two non-agency mortgage backed securities with OTTI in which only the amount of loss related to credit was recognized in earnings.  For the three months ended June 30, 2012 and June 30, 2011, there was no OTTI recognized in earnings.  In evaluating the non-agency mortgage backed securities, relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two-year period at loss severities based on location and category. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 5.4%, 3.3%, and 51.6%, respectively. The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 1-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 3—Investment Securities — continued

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2012 and December 31, 2011.

June 30, 2012

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Small Business Administration Pools	$7,899	$95	$4,271	$18	$12,170	$113
Government Sponsored Enterprise mortgage-backed securities	27,101	163	5,999	66	33,100	229
Non-agency mortgage-backed securities	1,133	494	1,598	86	2,731	580
Corporate bonds and other	989	12	524	25	1,513	37
State and local government	8,587	90	—	—	8,587	90
Total	$45,709	$854	$12,392	$195	$58,101	$1,049

December 31, 2011

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$25,113	$163	$3,269	$24	$28,382	$187
Small Business Administration pools	6,108	38	2,203	6	8,311	44
Non-agency mortgage-backed securities	574	3	13,275	2,158	13,849	2,161
Corporate bonds and other	940	60	524	26	1,464	86
State and local government	—	—	—	—	—	—
Total	$32,735	$264	$19,271	$2,214	$52,006	$2,478

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2012, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At June 30, 2012, the Company’s wholly-owned subsidiary, First Community Bank, N.A. (the “Bank”), owns mortgage-backed securities (“MBSs”) including collateralized mortgage obligations (“CMOs”) with a book value of $113.4 million and approximate fair value of $115.1 million issued by government sponsored entities (“GSEs”). Current economic conditions have impacted MBSs issued by GSEs such as the FHLMC and the Federal National Mortgage Association (the “FNMA” or “Fannie Mae”). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of June 30, 2012 and December 31, 2011, all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at June 30, 2012.

Note 3—Investment Securities — continued

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2012 with an amortized cost of $3.7 million and approximate fair value of $3.1 million.  Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the six months ended June 30, 2012, the Company identified two PLMBS with a fair value of $2.5 million that it considered other-than-temporarily-impaired.  As prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, the Company has recognized an impairment charge in earnings of $199.8 thousand (credit component) during the six months ended June 30, 2012.  The $199.8 thousand represents the estimated credit losses on these securities for the six months ended June 30, 2012. One of the securities identified as other-than-temporarily-impaired during the six months ended June 30, 2012 was subsequently sold after the impairment was recognized.  During the three months ended June 30, 2012, no OTTI charges were recorded in earnings for the PLMBS portfolio.  During the three and six months ended June 30, 2011, no OTTI charges were recorded in earnings for the PLMBS portfolio.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.

The following table summarizes as of June 30, 2012 the number of CUSIPs, par value, carrying value and fair value of the non-agency MBSs/CMOs by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	7	$1,390	$1,390	$1,379
A3	1	342	342	333
Baa1	1	83	83	83
Baa2	1	131	131	128
Below Investment Grade	4	2,117	1,726	1,241
Total	14	$4,063	$3,672	$3,164

During the six months ended June 30, 2012, the Company sold eight below investment grade non-agency MBSs with a total book value of approximately $11.2 million. The loss on the sale of these securities was approximately $2.1 million and has been offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities. These sales served to significantly reduce the level of below investment grade securities held in the portfolio.

Note 3—Investment Securities — continued

Corporate Bonds: The Company’s unrealized loss on investments in corporate bonds relates to bonds with two different issuers. The economic conditions beginning in 2008 and continuing into 2012 have had a significant impact on all corporate debt obligations. As a result, the spreads on all of the securities have widened dramatically and the liquidity of many of these investments has been negatively impacted.  Both of these bonds are rated above investment grade. All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. The Company does not consider these investments to be OTTI at June 30, 2012.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at June 30, 2012.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at June 30, 2012.

The amortized cost and fair value of investment securities at June 30, 2012 by contractual maturity are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$17,458	$17,479
Due after one year through five years	94,174	95,844
Due after five years through ten years	55,921	56,099
Due after ten years	26,847	27,159
	$194,400	$196,581

Note 4—Loans

Loans summarized by category as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial, financial and agricultural	$19,741	$20,608
Real estate:
Construction	12,302	11,767
Mortgage-residential	38,779	38,337
Mortgage-commercial	221,880	220,288
Consumer:
Home equity	26,945	27,976
Other	5,266	5,335
Total	$324,913	$324,311

At June 30, 2012 and December 31, 2011, there were $4.4 million and $3.7 million, respectively, of residential mortgage loans held for sale at fair value.  These loans are originated with firm purchase commitments from various investors at the time the loans are closed.  Generally, funds are received and the loans transferred to the investors within three to seven business days.

Activity in the allowance for loan losses for the six months and three months ended June 30, 2012 and 2011 was as follows:

	Six months ended
	June 30,	June 30,
(Dollars in thousands)	2012	2011
Balance at the beginning of period	$4,699	$4,911
Provision for loan losses	301	750
Charged off loans	(307)	(980)
Recoveries	49	35
Balance at end of period	$4,742	$4,716

	Three months ended
	June 30,	June 30,
(Dollars in thousands)	2012	2011
Balance at the beginning of period	$4,745	$4,655
Provision for loan losses	71	390
Charged off loans	(95)	(342)
Recoveries	21	13
Balance at end of period	$4,742	$4,716

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	62	—	30	178	—	37	—	307
Recoveries	25	—	9	—	2	13	—	49
Provisions	(45)	—	106	16	(78)	12	290	301
Ending balance June 30, 2012	$249	$—	$599	$1,313	$445	$45	$2,091	$4,742

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	249	—	599	1,313	445	45	2,091	4,742

Loans receivable:
Ending balance-total	$19,741	$12,302	$38,779	$221,880	$26,945	$5,266	$—	$324,913

Ending balances:
Individually evaluated for impairment	24	—	581	8,650	—	28	—	9,283

Collectively evaluated for impairment	$19,717	$12,302	$38,198	$213,230	$26,945	$5,238	$—	$315,630

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance	$681	$905	$465	$1,404	$325	$88	$1043	$4,911
Charge-offs	265	—	186	861	285	99	—	1,696
Recoveries	31	—	5	—	5	23	—	64
Provisions	(116)	(905)	230	932	476	45	758	1,420
Ending balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$1	$—	$—	$—	$2

Collectively evaluated for impairment	330	—	514	1,474	521	57	1,801	4,697

Loans receivable:
Ending balance-total	$20,608	$11,767	$38,337	$220,288	$27,976	$5,335	$—	$324,311

Ending balances:
Individually evaluated for impairment	45	—	622	8,667	—	19	—	9,353

Collectively evaluated for impairment	$20,563	$11,767	$37,715	$211,621	$27,976	$5,316	$—	$314,958

Loans outstanding to bank directors, executive officers and their related business interests amounted to $11.3 million and $6.1 million at June 30, 2012 and June 30, 2011, respectively. Repayments on these loans during the six months ended June 30, 2012 were $208 thousand and loans made amounted to $77 thousand. Repayments on these loans during the six months ended June 30, 2011 were $568 thousand and loans made amounted to $808 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans-continued

The following table presents at June 30, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Total loans considered impaired	$9,283	$9,353
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	—	148
Related allowance	—	2
Loans considered impaired and previously written down to fair value	9,283	9,205
Average impaired loans	10,316	9,926

The following tables are by loan category and present at June 30, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2012	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$24	$54	$—	$95	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	581	609	—	645	57
Mortgage-commercial	8,650	9,059	—	9,535	239
Consumer:
Home Equity	—	—	—	—	—
Other	28	28	—	41	5

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	$24	$54	$—	$95	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	581	609	—	645	57
Mortgage-commercial	8,650	9,059	—	9,535	239
Consumer:
Home Equity	—	—	—	—	—
Other	28	28	—	41	5
	$9,283	$9,750	$—	$10,316	$304

The Company determined that all specific reserves for impaired loans were confirmed losses and were charged-off against outstanding loan balances during the six months ended June 30, 2012.

Note 4—Loans-continued

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$12	$19	$—	$21	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,552	8,975	—	9,066	382
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1

With an allowance recorded:
Commercial	33	33	1	36	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	115	115	1	117	8
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	45	52	—	57	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,667	9,090	—	9,183	390
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1
	$9,353	$9,811	$2	$9,926	$397

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of June 30, 2012 and December 31, 2011, no loans were classified as doubtful.

(Dollars in thousands)		Special
June 30, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,450	$56	$235	$—	$19,741
Real estate:
Construction	7,370	2,522	2,410	—	12,302
Mortgage – residential	36,959	953	867	—	38,779
Mortgage – commercial	203,223	5,824	12,833	—	221,880
Consumer:
Home Equity	26,156	550	239	—	26,945
Other	5,226	12	28	—	5,266
Total	$298,384	$9,917	$16,612	$—	$324,913

(Dollars in thousands)		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,827	$499	$282	$—	$20,608
Real estate:
Construction	6,764	—	5,003	—	11,767
Mortgage – residential	37,063	305	969	—	38,337
Mortgage – commercial	200,984	8,009	11,295	—	220,288
Consumer:
Home Equity	27,692	38	246	—	27,976
Other	5,311	5	19	—	5,335
Total	$297,641	$8,856	$17,814	$—	$324,311

At June 30, 2012 and December 31, 2011, non-accrual loans totaled $4.6 million and $5.4 million, respectively.

Troubled debt restructurings that are still accruing included in impaired loans at June 30, 2012 and December 31, 2011 amounted to $4.6 million and $3.9 million, respectively.  Troubled debt restructurings in nonaccrual status at June 30, 2012 and December 31, 2011 amounted to $2.7 million and $3.8 million, respectively.

There were no loans greater than ninety days delinquent and still accruing interest at June 30, 2012.  Loans greater than ninety days delinquent and still accruing interest at December 31, 2011 amounted to $25 thousand.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2012 and December 31, 2011:

(Dollars in thousands) June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$156	$33	$—	$24	$213	$19,528	$19,741
Real estate:
Construction	—	—	—	—	—	12,302	12,302
Mortgage-residential	299	319	—	581	1,199	37,580	38,779
Mortgage-commercial	1,119	274	—	4,007	5,400	216,480	221,880
Consumer:
Home equity	171	—	—	—	171	26,774	26,945
Other	44	1	—	28	73	5,193	5,266
Total	$1,789	$627	$—	$4,640	$7,056	$317,857	$324,913

(Dollars in thousands) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$147	$123	$—	$12	$282	$20,326	$20,608
Real estate:
Construction	—	—	—	—	—	11,767	11,767
Mortgage-residential	391	95	—	623	1,109	37,228	38,337
Mortgage-commercial	1,382	966	25	4,749	7,122	213,166	220,288
Consumer:
Home equity	45	—	—	—	45	27,931	27,976
Other	42	18	—	19	79	5,256	5,335
Total	$2,007	$1,202	$25	$5,403	$8,637	$315,674	$324,311

Note 4—Loans-continued

As a result of adopting the amendments in Accounting Standards Update (ASU) 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they were considered TDRs under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At June 30, 2012 and December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7.3 million and $7.7 million, respectively.  An allowance for loans losses of $2 thousand was associated with those loans at December 31, 2011.  There was no allowance associated with those loans as of June 30, 2012.

The following tables, by loan category, present loans determined to be TDRs during the three and six month periods ended June 30, 2012.

	For the three months ended June 30, 2012
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$53	$40
Total nonaccrual	1	$53	$40

Accrual
Mortgage-Commercial	2	$596	$596
Total Accrual	2	$596	$596

Total TDRs	3	$649	$636

	For the six months ended June 30, 2012
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$53	$40
Total nonaccrual	1	$53	$40

Accrual
Mortgage-Commercial	2	$596	$596
Total Accrual	2	$596	$596

Total TDRs	3	$649	$636

During the three and six months ended June 30, 2012, the Company modified three loans that were considered to be TDRs.  The payment and interest rate were lowered for two of these loans and the payment was modified to interest only for one loan.

Note 4—Loans-continued

The following tables, by loan category, present loans determined to be TDRs in the last twelve months that subsequently defaulted during the three or six month periods ended June 30, 2012.  Defaulted loans are those loans that are greater than 89 days past due.

Troubled Debt Restructurings	For the three months ended June 30, 2012
that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	1	$638
Total TDRs	1	$638

Troubled Debt Restructurings	For the six months ended June 30, 2012
that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	1	$638
Total TDRs	1	$638

During the three and six months ended June 30, 2012, one loan that had previously been restructured defaulted.  A loan is considered to have defaulted when it becomes 90 days past due.

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to.  Each non-accrual loan is written down to its corresponding collateral value.  All TDR accruing loans that have a loan balance which exceeds the present value of cash flow will have a specific allocation.  All nonaccrual loans are considered impaired.  Under ASC 310-10, a loan is impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement.

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments were effective for the Company on January 1, 2012.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective

Note 5 - Recently Issued Accounting Pronouncements-continued

control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

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

Investment Securities—Measurement is on a recurring basis based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets.  Level 2 securities include mortgage-backed securities issued both by government sponsored enterprises and private label mortgage-backed securities.  Generally these fair values are priced from established pricing models.  Level 3 securities include corporate debt obligations and asset—backed securities that are less liquid or for which there is an inactive market.

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

Other Real Estate Owned (OREO) — OREO is carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 2 measurement.  When the OREO value is based upon a current appraisal or when a current appraisal is not available or there is estimated further impairment, the measurement is considered a Level 3 measurement.

Accrued Interest Receivable—The fair value approximates the carrying value and is classified as Level 1.

Interest rate swap—The fair value approximates the carrying value and is classified as Level 3.

Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.  Deposits are classified as Level 2.

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of June 30, 2012 are as follows:

	June 30, 2012
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$28,550	$28,550	$28,550	$—	$—
Available-for-sale securities	196,581	196,581	922	195,659	—
Other investments, at cost	4,800	—	—	—	—
Loans held for sale	4,356	4,356	—	4,356	—
Loans receivable	324,913	329,784	—	329,784	—
Allowance for loan losses	4,742	—	—	—	—
Net loans	320,171	329,784	—	329,784	—
Accrued interest	1,899	1,899	1,899	—	—
Interest rate swap	(479)	(479)	—	—	(479)
Financial liabilities:
Non-interest bearing demand	$90,557	$90,557	$—	$90,557	$—
NOW and money market accounts	146,347	146,347	—	146,347	—
Savings	39,321	39,321	—	39,321	—
Time deposits	197,794	199,889	—	199,889	—
Total deposits	474,019	476,114	—	476,114	—
Federal Home Loan Bank Advances	38,496	44,604	—	44,604	—
Short term borrowings	12,817	12,817	—	12,817	—
Junior subordinated debentures	17,916	17,916	—	17,916	—
Accrued interest payable	1,198	1,198	1,198	—	—

Note 6 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$16,492	$16,492
Available-for-sale securities	201,032	201,032
Other investments, at cost	5,637	—
Loans held for sale	3,725	3,725
Loans receivable	324,311	324,204
Allowance for loan losses	4,699	—
Net loans	319,612	324,204
Accrued interest	1,914	1,914
Interest rate swap	(602)	(602)
Financial liabilities:
Non-interest bearing demand	$83,572	$83,572
NOW and money market accounts	136,483	136,483
Savings	34,048	34,048
Time deposits	210,482	214,437
Total deposits	464,585	468,540
Federal Home Loan Bank Advances	43,862	50,238
Short term borrowings	13,616	13,616
Junior subordinated debentures	17,913	17,913
Accrued interest payable	1,624	1,624

Note 6 — Fair Value of Financial Instruments - continued

The following tables reflect the changes in fair values for the six and three-month periods ended June 30, 2012 and 2011 and where these changes are included in the income statement:

(Dollars in thousands)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Description	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss
Interest rate swap	$(37)	$(125)	$(4)	$(129)
Total	$(37)	$(125)	$(4)	$(129)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2012 and December 31, 2011 that are measured on a recurring basis.  There were no liabilities carried at fair value as of June 30, 2012 or December 31, 2011 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,529	$—	$1,529	$—
Mortgage-backed securities	118,300	—	118,300	—
Small Business Administration securities	45,845	—	45,845	—
State and local government	28,462	—	28,462	—
Corporate and other securities	2,445	922	1,523	—
	196,581	922	195,659	—

Interest rate cap/swap	(479)	—	—	(479)
Total	$196,102	$922	$195,659	$(479)

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$34	$—	$34	$—
Mortgage backed securities	141,631	—	141,631	—
Small Business Administration securities	36,479	—	36,479	—
State and local government	20,488	—	20,488	—
Corporate and other securities	2,400	926	1,474	—
	201,032	926	200,106	—

Interest rate cap/floor	(602)	—	—	(602)
Total	$200,430	$926	$200,106	$(602)

Note 6 — Fair Value of Financial Instruments - continued

The following tables reconcile the changes in Level 3 financial instruments for the six and three months ended June 30, 2012, that are measured on a recurring basis.

(Dollars in thousands)	Interest rate Cap/Floor/Swap
Beginning Balance December 31, 2011	$(602)
Total gains or losses (realized/unrealized)

Included in earnings	(37)

Included in other comprehensive income	—

Purchases, issuances, and settlements	160

Transfers in and/or out of Level 3	—
Ending Balance June 30, 2012	$(479)

(Dollars in thousands)	Interest rate Cap/Floor/Swap
Beginning Balance March 31, 2012	$(553)
Total gains or losses (realized/unrealized)

Included in earnings	(4)

Included in other comprehensive income	—

Purchases, issuances, and settlements	78

Transfers in and/or out of Level 3	—
Ending Balance June 30, 2012	$(479)

Note 6 — Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2012 and December 31, 2011 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$24	$—	$24	$—
Real estate:
Mortgage-residential	581	—	581	—
Mortgage-commercial	8,650	—	8,650	—
Consumer:
Home equity	—	—	—	—
Other	28	—	28	—
Total impaired	9,283	—	9,283	—
Other real estate owned:
Construction	301	—	301	—
Mortgage-residential	1,377	—	1,377	—
Mortgage-commercial	3,231	—	3,231	—
Total other real estate owned	4,909	—	4,909	—
Total	$14,192	$—	$14,192	$—

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$45	$—	$45	$—
Real estate:
Mortgage-residential	622	—	622	—
Mortgage-commercial	8,667	—	8,667	—
Consumer:
Home equity	—	—	—	—
Other	19	—	19	—
Total impaired	9,353	—	9,353	—
Other real estate owned:		—		—
Construction	2,156	—	2,156	—
Mortgage-residential	4,278	—	4,278	—
Mortgage-commercial	917	—	917	—
Total other real estate owned	7,351	—	7,351	—
Total	$16,704	$—	$16,704	$—

Note 6 — Fair Value of Financial Instruments - continued

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO.  On less complex or smaller credits an internal evaluation may be performed.  This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties.  Generally the independent and internal evaluations are updated annually.  The aggregate amount of impaired loans was $9.3 million and $9.4 million for the six months ended June 30, 2012 and year ended December 31, 2011, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2012	Valuation Technique	Rate

Interest Rate Swap	$(479)	Discounted cash flows	3.19%

Note 7 — Subsequent Events

On July 27, 2012, we closed on our previously disclosed underwritten public offering of our common stock. We issued 1,875,000 shares of common stock at $8.00 per share which included 244,565 shares granted to the underwriter to cover overallotments. We received net proceeds of approximately $13.8 million after deducting underwriting commissions and discounts and other offering-related expenses.

We intend to use the proceeds of the offering to repurchase all 11,350 shares of our Series T Preferred Stock and, potentially, the warrant to purchase 195,915 shares of our common stock (the “Warrant”) issued to the U.S. Treasury pursuant to the Capital Purchase Program (the “CPP”), and to use any remainder for general corporate purposes, including contributing a portion of the proceeds to the Bank as additional capital to support organic growth and, potentially, opportunistic acquisitions that meet our investment criteria.  We may seek to repurchase our Series T Preferred Stock through, among other methods, participation in a U.S. Treasury auction, privately negotiated transactions, and/or the exercise of the redemption right that we have under the terms of the Series T Preferred Stock. The approval of the U.S. Treasury and our banking regulators is required for the redemption of our Series T Preferred Stock. We have consulted with our banking regulators as to our intent to repurchase the Series T Preferred Stock, and we understand that the U.S. Treasury will also consult with these regulators upon receipt of notice from us of our intention to repurchase the Series T Preferred Stock. We can make no assurances as to when, or if, we will receive such approvals.

We believe that if we repurchase all of the Series T Preferred Stock and the Warrant, these repurchases will require the use of all or substantially all of the net proceeds of this offering.  If we were to conclude that we will not receive such approvals within a reasonable period of time, then we may decide to use the proceeds of this offering that would otherwise have been used for the repurchase of the Series T Preferred Stock and, potentially, the Warrant, instead for general corporate purposes, including contributing a portion of the proceeds to the Bank as additional capital to support organic growth and, potentially, opportunistic acquisitions that meet our investment criteria.

Termination of Memorandum of Understanding.  The Federal Reserve Bank of Richmond (the “Federal Reserve”) notified the Company that, effective July 10, 2012, the Company is no longer subject to the Memorandum of Understanding (the “MOU”) that it had entered into with the Federal Reserve in December of 2011 (which had terminated and replaced a Memorandum of Understanding entered into in June of 2010).

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

•                  reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

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

•                  changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury’s CPP, and other governmental initiatives affecting the financial services industry;

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2012 as compared to the six month and three month period ended June 30, 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2012 and our notes included in the consolidated financial statements in our 2011 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments, including our private label MBSs and other corporate debt security holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the six and three months ended June 30, 2012 and 2011.

Recent Regulatory Developments

Following a recent on-site examination of the Bank, the OCC notified the Bank that, effective June 28, 2012, the Bank is no longer subject to the Formal Written Agreement that it entered into with the OCC on April 6, 2010 (the “Formal Agreement”). The Formal Agreement was based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank was driven by the rating agencies downgrades of non-agency MBSs in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they were impacted by the economic recession and the stress on the residential housing sector and were subsequently downgraded, many to below investment grade.  As of June 30, 2012, the Bank had reduced the non-agency MBSs in its investment portfolio that are rated below investment grade to $1.7 million.

The OCC also notified the Bank that, effective June 28, 2012, it is no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010, which had required the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%.  The general regulatory minimums to be well-capitalized are a Tier 1 leverage capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%.  These regulatory capital ratios for the Bank were 9.93%, 16.62% and 17.88%, respectively, as of June 30, 2012. The Bank is well-capitalized for regulatory purposes.

In addition, the Federal Reserve notified the Company that, effective July 10, 2012, the Company is no longer subject to the MOU.

Comparison of Results of Operations for Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Net Income

Our net income for the six months ended June 30, 2012 was $1.7 million, or $0.42 diluted earnings per common share, as compared to $1.3 million, or $0.29 diluted earnings per common share, for the six months ended June 30, 2011.  The increase in net income between the two periods is primarily due to a lower provision for loan losses and an increase of $720 thousand in non-interest income.  These were partially offset by a $417 thousand increase in non- interest expense during the six months ended June 30, 2012 as compared to the same period in 2011.  Average earning assets decreased by $2.2 million in the first six months of 2012 as compared to the same period in 2011.  Average earning assets were $547.0 million during the six months ended June 30, 2012 as compared to $549.2 million during the six months ended June 30, 2011.  The decrease in average earning assets was primarily a result of our decision to use liquid assets to pay down Federal Home Loan Bank advances of $8.0 million during the fourth quarter of 2011 and first quarter of 2012. As a result of the decrease in earning assets and a slight decrease in our net interest margin, the net interest income decreased by $113 thousand in the first six months of 2012 as compared to the same period of 2011.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2012 and 2011, along with average balances and the related interest income and interest expense amounts.

Net interest income was $9.0 million for the six months ended June 30, 2012 as compared to $9.1 million for the six months ended June 30, 2011.  This decrease was primarily due to the decrease in earning assets.  Net interest margin on a taxable equivalent basis decreased 1 basis point, from 3.34% at June 30, 2011 to 3.33% at June 30, 2012.  The yield on earning assets decreased by 37 basis points in the first half of 2012 as compared to the same period in 2011. The yield on earning assets for the six months ended June 30, 2012 and 2011 was 4.37% and 4.74%, respectively.  The cost of interest-bearing liabilities during the first six months of 2012 was 1.30% as compared to 1.63% in the same period of 2011, resulting in a 33 basis points decrease. Continued low loan demand has resulted in loans comprising 60.4% of average earning assets in the first six months of 2012 as compared to 60.5% in the same period of 2011.  The lower average loan balances as well as reinvesting cash flows from maturing loans and investments at interest rates that have continued to decline over the last year have resulted in the 37 basis point decline in the yield on earning assets during the two periods.  Our cost of funds has declined by 33 basis points on average in the first six months of 2012 as compared to the same period of 2011.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 38.8% of our average interest bearing liabilities during the first six months of 2012 as compared to 33.5% in the same period of 2011.  Time deposits and borrowed funds, typically the higher costing funds, represent 61.2% of our average interest-bearing funds in the first six months of 2012 as compared to 66.5% during the same period in 2011.  Throughout the first half of 2012, we continued to focus on controlling the growth of the balance sheet and shifting our funding from higher cost certificates of deposit to “pure deposits” (deposits other than certificates of deposits).  The improvement in the overall mix of our funding sources has contributed to the reduction in our cost of funds during the first six months of 2012 as compared to the same period in 2011.

Provision and Allowance for Loan Losses

At June 30, 2012 and December 31, 2011, the allowance for loan losses was $4.7 million.  This represented 1.46% of total loans and 1.45% of total loans at June 30, 2012 and December 31, 2011, respectively.  Our provision for loan losses was $301 thousand for the six months ended June 30, 2012 as compared to $750 thousand for the six months ended June 30, 2011.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

The decrease in the provision for loan losses for the first six months of 2012 as compared to the same period in 2011 is a result of a continuation of moderating levels of classified and non-performing loans as well as some moderate improvement in economic conditions, including stabilizing unemployment levels, in our markets. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.  Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $9.5 million (1.60% of total assets) at June 30, 2012 as compared to $10.8 million (1.79% of total assets) and $12.8 million (2.15% of total assets) at March 31, 2012 and December 31, 2011, respectively. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There were 27 loans, totaling $4.6 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2012. The largest with a carrying value of $1.5 million is secured by a first lien on an owner occupied commercial business property located in the midlands of South Carolina.  The average balance of the remaining 26 loans is approximately $119 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value.  At June 30, 2012, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $2.4 million that were delinquent 30 days to 89 days representing 0.74% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified two loan relationships in the amount of $1.6 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans.  These balances are included as substandard loans in Note 4 of the financial statements.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The annualized weighted average loss ratios over the 24 month period ended June 30, 2012 for loans classified substandard, special mention and pass have been approximately 4.59%, 1.72% and 0.24%, respectively. The unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes. Given the ongoing uncertainty in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term this percentage may continue to increase slightly.

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

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Average loans (including loans held for sale) outstanding	$330,342	$332,301
Loans outstanding at period end	$324,913	$325,671
Non-performing assets:
Nonaccrual loans	$4,640	$3,314
Loans 90 days past due still accruing	—	—
Repossessed-other	2	2
Foreclosed real estate and other assets	4,909	8,970
Total non-performing assets	$9,551	$12,286

Beginning balance of allowance	$4,699	$4,911
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	30	142
Non-residential real estate	178	519
Home equity	—	132
Commercial	62	154
Installment & credit card	37	33
Total loans charged-off	307	980
Recoveries:
1-4 family residential mortgage	9	2
Non-residential real estate	—	—
Home equity	2	3
Commercial	25	14
Installment & credit card	13	16
Total recoveries	49	35
Net loan charge offs	258	945
Provision for loan losses	301	750
Balance at period end	$4,742	$4,716

Net charge -offs to average loans	0.08%	0.28%
Allowance as percent of total loans	1.46%	1.45%
Non-performing assets as % of total assets	1.60%	2.03%
Allowance as % of non-performing loans	102.20%	142.31%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30, 2012		December 31, 2011
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$249	6.1%	$331	6.4%
Real Estate – Construction	—	3.8%	—	3.6%
Real Estate Mortgage:
Commercial	1,313	68.3%	1,475	67.9%
Residential	599	11.9%	514	11.8%
Consumer:
Home Equity	445	8.3%	521	8.6%
Other	45	1.6%	57	1.7%
Unallocated	2,091	N/A	1,801	N/A
Total	$4,742	100.0%	$4,699	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2012 was $3.3 million as compared to $2.6 million during the same period in 2011.  Mortgage origination fees increased $1.1 million primarily as a result of the addition of Palmetto South Mortgage Corporation (“Palmetto South”) in July 2011 as well as continued refinancing activity as a result of the historically low interest rate environment.  In the six months ended June 30, 2011, we had gains on sale of securities in the amount of $141 thousand, as compared to a loss of $27 thousand in the first six month of 2012.  During the first six months of 2012 and 2011, we sold certain non-agency MBSs that were rated below investment grade.  During the first six months of 2012, we sold eight below investment grade non-agency MBSs with a total book value of approximately $11.2 million.  The loss on the sales amounted to $2.1 million and was offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities.  The sales in the first half of 2011 also related primarily to the sale of certain non-agency MBSs that had been previously downgraded to below investment grade.  The sales in the first half of 2012 and 2011 served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions have been reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less. In addition, we paid down Federal Home Loan Bank advances in the amount of $4.0 million and incurred a loss in the amount of $121 thousand.  At June 30, 2012, we have four remaining securities with a carrying value of $1.7 million that are rated below investment grade.  During the first six months of 2012, we incurred OTTI charges of $200 thousand (credit component) on certain non-agency MBSs that were sold as part of the transactions noted above (see Note 3 — Investment Securities to our Consolidated Financial Statements for further information).  The sale of the below investment grade MBSs in both the 2011 and 2012 periods significantly reduces our exposure to future OTTI charges from our investment portfolio.

Total non-interest expense increased by $417 thousand, or 4.58%, during the first six months of 2012, as compared to the same period in 2011.  Salary and benefit expense increased by $796 thousand from $4.5 million in the first six months of 2011 to $5.3 million in the first six months of 2012.  At June 30, 2012, we had 158 full time equivalent employees as compared to 147 at June 30, 2011.  The increase in the number of full time equivalent employees is a result of the acquisition of Palmetto South.  FDIC insurance assessments decreased by $125 thousand in the first six months of 2012 as compared to the same period in 2011.  The decrease is primarily a result of changes made to the base used to calculate the assessment.  The assessment base changed to an asset-based calculation effective for the second quarter of 2011.  The assessment rate for the first quarter of 2011 was approximately 22 basis points on deposits. Beginning in the second quarter 2011 and thereafter, this rate changed to approximately 14 basis points of the Bank’s total average assets less bank tangible equity.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three-year period. Our prepayment made to the FDIC in December 2009 totaled approximately $2.9 million.  At June 30, 2012, the remaining prepaid insurance assessment amounted to $547 thousand and is included in “Other assets”.  Other real estate expenses decreased $118 thousand in the first six months of 2012 as compared to the same period in 2011.  The decrease relates to moderating levels of accumulated delinquent taxes, insurance, legal fees and repair expenses incurred as the level of other real estate owned increased over the last several years.  Amortization of intangibles decreased in the first half of 2012 in the amount of $208 thousand.  This decrease reflects that during the fourth quarter of 2011 the core deposit premium for the 2004 acquisition of DutchFork Bankshares became fully amortized.  The amortization on that core deposit intangible was approximately $35 thousand per month. The other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Six months ended
	June 30,
(In thousands)	2012	2011
Data processing	$252	$235
Supplies	80	86
Telephone	146	147
Correspondent services	85	105
Insurance	107	106
Postage	87	87
Professional fees	427	483
Director fees	151	145
Other Miscellaneous	468	396
	$1,803	$1,790

Income Tax Expense

Our effective tax rate was 29.7% and 28.7% in the first six months of 2012 and 2011, respectively.  Our effective tax rate is currently expected to remain between 29.0% and 32.0% throughout the rest of 2012.

Comparison of Results of Operations for Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2012 and 2011, along with average balances and the related interest income and interest expense amounts.

Our net income for the second quarter of 2012 was $928 thousand, or $0.23 diluted earnings per common share, as compared to $726 thousand, or $0.17 diluted earnings per common share, in the same period of 2011.  Net interest income decreased by $168 thousand for the three months ended June 30, 2012 from $4.6 million in 2011 to $4.5 million in 2012.  The decrease in net interest income is primarily due to a decrease in our net interest margin in the second quarter of 2012 as compared to the same period of 2011.  The net-interest margin for the second quarter of 2012 on a tax equivalent basis was 3.30% as compared to 3.37% in 2011.  The yield on average earning assets decreased to 4.26% in the second quarter of 2012 from 4.71% in the second quarter of 2011. The cost of interest bearing liabilities also decreased to 1.23% in the second quarter of 2012 as compared to 1.57% in the second quarter of 2011.

Average earning assets remained relatively flat at $550.9 million during the second quarter of 2012 as compared to $550.3 million during the second quarter of 2011.  The slight increase in the level of average earning assets is primarily a result of our strategy to control the growth in our balance sheet.  The impact of the decrease in net interest margin was offset by an increase of $637 thousand in non-interest income from $1.2 million in the second quarter of 2011 to $1.9 million in the second quarter of 2012.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2012 was $71 thousand as compared to $390 thousand for the three months ended June 30, 2011.  As noted in the discussion of our six month results, the decrease in the provision for loan losses for the three months ending June 30, 2012 as compared to the same period in 2011 is a result of a continuation of moderating levels of classified and non-performing loans as well as some stabilizing economic conditions, including unemployment levels, in our markets.

Non-interest Income and Non-interest Expense

For the three months ended June 30, 2012, we had non-interest income of $1.9 million as compared to non-interest income of $1.2 million in the same period of 2011.  Deposit service charges decreased by $103 thousand in the second quarter of 2012 as compared to the same period of 2011.  This decrease is a result of fewer items being presented for payment on insufficient funds as well as the impact of regulatory changes related to overdraft protection programs on assessing charges for items presented through ATMs and electronic point of sale transactions. The decrease in our net interest income and lower deposit service charges was primarily offset by a significant increase of $614 thousand in mortgage origination fees during the two periods.  As noted previously, the addition of Palmetto South in the second half of 2011, as well as the continued very low interest rate environment, have contributed to the increase in this source of fee income. In addition, the fair value adjustment on an existing interest rate swap decreased from a negative $129 thousand in the second quarter of 2011 to a negative $4 thousand in the same period of 2012.

Total non-interest expense increased by $481 thousand in the second quarter of 2012, as compared to the same period of 2011.  Salaries and benefits increased by $551 thousand in the second quarter of 2012 as compared to the same period in 2011.  This increase is a result of the addition of approximately 10 Palmetto South employees as well as normal annual salary adjustments between the two periods.  An increase in other real estate expenses of $109 thousand in the second quarter of 2012 is primarily a result of higher write-downs on OREO properties in the second quarter of 2012 as compared to the same period of 2011.  Total year to date write-downs in 2012 are approximately the same amount as in the comparable of 2011.  Amortization of intangibles decreased from $155 thousand in the second quarter of 2011 to $51 thousand in the same period of 2012.  As noted in the six month discussion, this is a result of the previously recorded core deposit intangible recorded as a result of the 2004 acquisition of Dutchfork being fully amortized in the second half of 2011.  All other variances in non-interest expenses during the three months ended June 30, 2012 as compared to the same period of 2011 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $598.0 million at June 30, 2012, as compared to $593.9 million at December 31, 2011, an increase of $4.1 million.  Loans (excluding loans held for sale) at June 30, 2012 were $324.9 million as compared to $324.3 million at December 31, 2011.  This slight increase of $602 thousand in loans resulted from funding in excess of $28.8 million of new loan production in the first half of 2012, less scheduled pay downs during the period, as well as transfers from loans to other real estate owned.  At June 30, 2012 and December 31, 2011, loans (excluding loans held for sale) accounted for 59.2% and 60.0% of earning assets, respectively.  The loan-to-deposit ratio at June 30, 2012 was 68.5% as compared to 69.8% at December 31, 2011. Investment securities decreased from $206.7 million at December 31, 2011 to $201.4 million at June 30, 2012.  Deposits increased by $9.4 million to $474.0 million at June 30, 2012 as compared to $464.6 million at December 31, 2011.  The increase in deposits was partially used to prepay a $4.0 million Federal Home Loan Bank advance.  This advance was scheduled to mature in the first quarter of 2013.  We have continued focusing on growing our pure deposit base (deposits other than certificates of deposits) while continuing to fund soundly underwritten loans.

During the first half of 2012, as previously discussed, we sold eight below investment grade non-agency MBSs with a total book value of approximately $11.2 million.  The loss on the sale of these securities was approximately $2.1 million and was offset by the sale of agency mortgage backed and municipal securities for a gain of the approximate same amount.  The sales of these non-agency MBSs have served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions was reinvested in the investment portfolio in securities with a risk rating of 20% or less, thus further improving our risk based capital ratios.  As previously noted, these downgraded investments have been under a great deal of scrutiny by our primary regulatory agency as a result of being downgraded.  We have further discussed that, in our opinion, the rating system and the regulatory concerns do not properly reflect the overall credit risk in this type of multi-obligor securities since neither adequately considers the price paid by the holder of the bond.  The decreased level of these below investment grade securities provides for improved regulatory capital ratios since the proceeds are primarily invested in lower regulatory risk weighted assets, as well as reduces the regulatory concern related to the downgraded securities portfolio.  As of June 30, 2012, the total book value of securities (four securities) rated below investment grade in our portfolio amounted to $1.7 million.  As previously noted, management continues to monitor the remaining portfolio with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than temporarily impaired, which would require a charge to earnings in such period.

Quality loan portfolio growth continues to be a strategic focus in 2012 and beyond.  One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the very slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

	June 30,		December 31,
	2012		2011
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$19,741	6.1%	$20,608	6.4%
Real estate:
Construction	12,302	3.8%	11,767	3.6%
Mortgage – residential	38,779	11.9%	38,337	11.8%
Mortgage – commercial	221,880	68.3%	220,288	67.9%
Consumer:
Home Equity	26,945	8.3%	27,976	8.6%
Other	5,266	1.6%	5,335	1.7%
Total gross loans	324,913	100.0%	324,311	100.0%
Allowance for loan losses	(4,742)		(4,699)
Total net loans	$320,171		$319,612

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

We entered into a five year interest rate swap agreement on October 8, 2008 and expires on October 8, 2013. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At June 30, 2012 and December 31, 2011, the fair value of the contract was a negative $479 thousand and $602 thousand, respectively. A fair value adjustment for the swap of ($37 thousand) and ($125 thousand) was recognized in other income for the six month periods ended June 30, 2012 and 2011, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2012, March 31, 2012 and December 31, 2011 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	June 30, 2012	March 31, 2012	December 31, 2011
+200bp	+ 7.88%	+ 3.49%	+3.05%
+100bp	+ 4.78%	+ 2.08%	+2.06%
Flat	—	—	—
-100bp	- 9.51%	- 6.50%	-7.48%
-200bp	- 15.23%	- 11.20%	-12.91%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At June 30, 2012, March 31, 2012 and December 31, 2011 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 10.29%, 3.24% and 2.70%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represents 35.9% of total assets at June 30, 2012.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate levels, and thus less reliable sources of funding for liquidity purposes.  At June 30, 2012, the amount of certificates of deposits of $100 thousand or more represented 16.2% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2012, we had issued commitments to extend credit of $40.3 million, including $24.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 8.2% and 8.1% of total assets at June 30, 2012 and December 31, 2011, respectively.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million, with two financial institutions, although these have not been utilized in 2011 or the first half of 2012.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The Federal Home Loan Bank of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The OCC notified the Bank that, effective June 28, 2012, it is no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010, which had required the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%.  These regulatory capital ratios for the Bank were 9.93%, 16.62% and 17.88%, respectively, as of June 30, 2012, as compared to 9.27%, 15.12%, and 16.38%, respectively, at December 31, 2011. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.94%, 16.64%, and 18.59%, respectively, at June 30, 2012, as compared to 9.40%, 15.33% and 17.25%, respectively, at December 31, 2011.  Accordingly, both the Bank and the Company are considered to be “well capitalized” as of June 30, 2012.  Management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.

As previously discussed, following a recent on-site examination of the bank, the OCC notified the bank that, effective June 28, 2012, the Bank is no longer subject to the Formal Agreement that it entered into with the OCC on April 6, 2010.  In addition, the Federal Reserve has notified the Company that, effective July 10, 2012, the Company is no longer subject to the MOU that it had entered into with the Federal Reserve in December of 2011 (which had terminated and replaced a Memorandum of Understanding entered into in June of 2010).

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur.  However, due to regulatory restrictions related to paying dividends when a bank has negative retained earnings, the Bank cannot pay cash dividends to the Company without prior approval from the OCC.

On July 27, 2012, we closed on our previously disclosed underwritten public offering of our common stock. We issued 1,875,000 shares of common stock at $8.00 per share which included 244,565 shares granted to the underwriter to cover overallotments. We received net proceeds of approximately $13.8 million after deducting underwriting commissions and discounts and other offering-related expenses.

We intend to use the proceeds of the offering to repurchase all 11,350 shares of our Series T Preferred Stock and, potentially, the warrant to purchase 195,915 shares of our common stock (the “Warrant”) issued to the U.S. Treasury pursuant to the Capital Purchase Program (the “CPP”), and to use any remainder for general corporate purposes, including contributing a portion of the proceeds to the Bank as additional capital to support organic growth and, potentially, opportunistic acquisitions that meet our investment criteria.  We may seek to repurchase our Series T Preferred Stock through, among other methods, participation in a U.S. Treasury auction, privately negotiated transactions, and/or the exercise of the redemption right that we have under the terms of the Series T Preferred Stock. The approval of the U.S. Treasury and our banking regulators is required for the redemption of our Series T Preferred Stock. We have consulted with our banking regulators as to our intent to repurchase the Series T Preferred Stock, and we understand that the U.S. Treasury will also consult with these regulators upon receipt of notice from us of our intention to repurchase the Series T Preferred Stock. We can make no assurances as to when, or if, we will receive such approvals.

We believe that if we repurchase all of the Series T Preferred Stock and the Warrant, these repurchases will require the use of all or substantially all of the net proceeds of this offering.  If we were to conclude that we will not receive such approvals within a reasonable period of time, then we may decide to use the proceeds of this offering that would otherwise have been used for the repurchase of the Series T Preferred Stock and, potentially, the Warrant, instead for general corporate purposes, including contributing a portion of the proceeds to the Bank as additional capital to support organic growth and, potentially, opportunistic acquisitions that meet our investment criteria.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans (including loans held for sale)	$330,342	$9,256	5.63%	$332,301	$9,629	5.84%
Securities:	201,908	2,590	2.58%	199,775	3,236	3.27%
Federal funds sold and securities purchased under agreements to resell	14,772	38	0.52%	17,116	41	0.48%
Total earning assets	547,022	11,884	4.37%	549,192	12,906	4.74%
Cash and due from banks	8,520			7,542
Premises and equipment	17,430			17,887
Other assets	27,815			33,123
Allowance for loan losses	(4,739)			(4,845)
Total assets	$596,048			$602,899
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$87,318	83	0.19%	$79,774	148	0.37%
Money market accounts	51,226	84	0.33%	47,999	111	0.47%
Savings deposits	37,598	24	0.13%	31,168	26	0.17%
Time deposits	204,822	1,544	1.52%	223,198	2,158	1.95%
Other borrowings	72,838	1,189	3.28%	91,813	1,390	3.05%
Total interest-bearing liabilities	453,802	2,924	1.30%	473,952	3,833	1.63%
Demand deposits	88,306			81,883
Other liabilities	5,290			4,510
Shareholders’ equity	48,650			42,554
Total liabilities and shareholders’ equity	$596,048			$602,899

Cost of funds, including demand deposits			1.08%			1.39%
Net interest spread			3.07%			3.11%
Net interest income/margin		$8,960	3.29%		$9,073	3.33%
Net interest income/margin FTE basis	$96	$9,056	3.33%	$13	$9,086	3.34%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans (including loans held for sale)	$332,081	$4,629	5.61%	$330,939	$4,821	5.84%
Securities:	200,308	1,189	2.39%	203,158	1,625	3.21%
Federal funds sold and securities purchased	18,510	22	0.48%	16,250	20	0.49%
Total earning assets	550,899	5,840	4.26%	550,347	6,466	4.71%
Cash and due from banks	8,408			7,078
Premises and equipment	17,416			17,805
Other assets	26,148			32,743
Allowance for loan losses	(4,747)			(4,764)
Total assets	$598,124			$603,209

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$89,647	$41	0.18%	$81,150	$75	0.37%
Money market accounts	52,309	42	0.32%	49,534	58	0.47%
Savings deposits	38,752	12	0.12%	31,957	13	0.16%
Time deposits	201,079	713	1.43%	221,800	1,039	1.88%
Other borrowings	71,746	581	3.26%	88,727	662	2.99%
Total interest-bearing liabilities	453,533	1,389	1.23%	473,168	1,847	1.57%
Demand deposits	90,168			82,544
Other liabilities	5,216			4,157
Shareholders’ equity	49,207			43,340
Total liabilities and shareholders’ equity	$598,124			$603,209

Cost of funds, including demand deposits			1.03%			1.33%
Net interest spread			3.03%			3.14%
Net interest income/margin		$4,451	3.25%		$4,619	3.37%
Net interest income/margin FTE basis	$65	$4,516	3.30%	$5	$4,624	3.37%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2012 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2011.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit	Description

10.1	Form of Restricted Stock Agreement dated May 15, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2012).

10.2	Form of Restricted Stock Agreement dated May 15, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 21, 2012).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (1)

(1)

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	August 10, 2012	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2012	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.