Form 10-Q
period 2012-09-30
FIRST COMMUNITY CORP /SC/
filed 2012-11-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 13, 2012, 5,224,282 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2011
ASSETS
Cash and due from banks	$10,485	$10,599
Interest-bearing bank balances	9,284	5,512
Federal funds sold and securities purchased under agreements to resell	610	381
Investment securities - available for sale	210,734	201,032
Other investments, at cost	4,540	5,637
Loans held for sale	8,685	3,725
Loans	323,534	324,311
Less, allowance for loan losses	4,695	4,699
Net loans	318,839	319,612
Property, furniture and equipment - net	17,297	17,483
Bank owned life insurance	10,779	10,974
Other real estate owned	5,570	7,351
Intangible assets	211	365
Goodwill	571	571
Other assets	8,734	10,645
Total assets	$606,339	$593,887
LIABILITIES
Deposits:
Non-interest bearing demand	$92,738	$83,572
NOW and money market accounts	147,655	136,483
Savings	41,358	34,048
Time deposits less than $100,000	117,149	128,616
Time deposits $100,000 and over	75,565	81,866
Total deposits	474,465	464,585
Securities sold under agreements to repurchase	15,651	13,616
Federal Home Loan Bank advances	38,491	43,862
Junior subordinated debt	17,917	17,913
Other liabilities	5,537	6,015
Total liabilities	552,061	545,991
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; issued and outstanding 750 at September 30, 2012 11,350 at December 31, 2011	750	11,137
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 5,224,282 at September 30,2012 3,307,531 at December 31, 2011	5,224	3,308
Common stock warrants issued	560	560
Additional paid in capital	61,381	49,165
Restricted stock	(197)	—
Accumulated deficit	(15,729)	(17,603)
Accumulated other comprehensive income	2,289	1,329
Total shareholders’ equity	54,278	47,896
Total liabilities and shareholders’ equity	$606,339	$593,887

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$13,804	$14,376
Taxable securities	3,194	4,803
Non taxable securities	475	51
Federal funds sold and securities purchased under resale agreements	30	28
Other	31	30
Total interest income	17,534	19,288
Interest expense:
Deposits	2,473	3,557
Federal funds sold and securities sold under agreement to repurchase	26	29
Other borrowed money	1,746	2,001
Total interest expense	4,245	5,587
Net interest income	13,289	13,701
Provision for loan losses	416	1,110
Net interest income after provision for loan losses	12,873	12,591
Non-interest income:
Deposit service charges	1,159	1,376
Mortgage origination fees	2,993	1,152
Investment advisory fees and non-deposit commissions	492	531
Gain (loss) on sale of securities	(62)	274
Loss on sale of other assets	(8)	(109)
Fair value loss adjustments	(57)	(185)
Other-than-temporary-impairment write-down on securities	(200)	(54)
Loss on early extinguishment of debt	(121)	(74)
Other	1,524	1,480
Total non-interest income	5,720	4,391
Non-interest expense:
Salaries and employee benefits	8,179	7,002
Occupancy	1,032	953
Equipment	877	858
Marketing and public relations	367	361
FDIC assessments	497	681
Other real estate expense	559	638
Amortization of intangibles	153	466
Other	2,679	2,807
Total non-interest expense	14,343	13,766
Net income before tax	4,250	3,216
Income taxes	1,303	963
Net income	$2,947	$2,253
Preferred stock dividends and accretion	557	502
Preferred stock redemption costs	119	—
Net income available to common shareholders	$2,271	$1,751
Basic earnings per common share	$0.60	$0.53
Diluted earnings per common share	$0.60	$0.53

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,548	$4,747
Taxable securities	853	1,600
Non taxable securities	226	18
Federal funds sold and securities purchased under resale agreements	13	7
Other	10	10
Total interest income	5,650	6,382
Interest expense:
Deposits	738	1,114
Federal funds sold and securities sold under agreement to repurchase	8	11
Other borrowed money	575	629
Total interest expense	1,321	1,754
Net interest income	4,329	4,628
Provision for loan losses	115	360
Net interest income after provision for loan losses	4,214	4,268
Non-interest income:
Deposit service charges	395	440
Mortgage origination fees	1,393	698
Investment advisory fees and non-deposit commissions	183	218
Gain (loss) on sale of securities	(35)	133
Loss on sale of other assets	(22)	(18)
Fair value loss adjustments	(20)	(60)
Other-than-temporary-impairment write-down on securities	—	(50)
Loss on early extinguishment of debt	—	(74)
Other	508	401
Total non-interest income	2,402	1,688
Non-interest expense:
Salaries and employee benefits	2,874	2,493
Occupancy	352	336
Equipment	307	287
Marketing and public relations	73	64
FDIC assessment	117	176
Other real estate expense	173	134
Amortization of intangibles	51	156
Other	876	912
Total non-interest expense	4,823	4,558
Net income before tax	1,793	1,398
Income taxes	573	441
Net income	$1,220	$957
Preferred stock dividends and accretion	220	167
Preferred stock redemption costs	119	—
Net income available to shareholders	$881	$790
Basic earnings per common share	$0.19	$0.24
Diluted earnings per common share	$0.19	$0.24

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2012	2011

Net income	$2,947	$2,253

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $418 and $1,806, respectively	787	3,427

Less: Reclassification adjustment for (gain)loss included in net income, net of tax (expense)benefit of $21 and $96, respectively	41	(178)

Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $68 and $19, respectively	132	35
Other comprehensive income	960	3,284
Comprehensive income	$3,907	$5,537

	Three months ended September 30,
(Dollars in thousands)	2012	2011

Net income	$1,220	$957

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax expense of $420 and $1,035, respectively.	791	2,007

Less: Reclassification adjustment for (gain)loss included in net income, net of tax (expense)benefit of $12 and $47, respectively.	23	(86)

Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $0 and $18, respectively.	—	32
Other comprehensive income	814	1,953
Comprehensive income	$2,034	$2,910

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months ended September 30, 2012 and September 30, 2011

(Unaudited)

								Accumulated
		Common		Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

Balance, December 31, 2010	$11,035	3,270	$3,270	$509	$48,956	$—	$(19,732)	$(2,241)	$41,797
Net income							2,253		2,253
Other comprehensive income net of tax expense of $1,883								3,284	3,284
Issuance of restricted stock		23	23		133	(65)			91
Amortization of compensation on restricted stock						26			26
Dividends: Common ($0.12 per share)							(393)		(393)
Preferred							(426)		(426)
Accretion	76						(76)		—
Dividend reinvestment plan		11	11		57				68
Balance, September 30, 2011	$11,111	3,304	$3,304	$509	$49,146	$(39)	$(18,374)	$1,043	$46,700

Balance, December 31, 2011	$11,137	3,308	$3,308	$560	$49,165	$—	$(17,603)	$1,329	$47,896
Net income							2,947		2,947
Other comprehensive income net of tax expense of $329								960	960
Issuance of restricted stock		33	33		239	(272)			—
Amortization compensation restricted stock						75			75
Issuance of common stock		1,875	1,875		11,917				13,792
Dividends: Common ($0.12 per share)							(397)		(397)
Preferred							(475)		(475)
Redemption of preferred stock	(10,535)								(10,535)
Accretion and redemption costs	148						(201)		(53)
Dividend reinvestment plan		8	8		60				68
Balance, September 30, 2012	$750	5,224	$5,224	$560	$61,381	$(197)	$(15,729)	$2,289	$54,278

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,947	$2,253
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	639	634
Premium amortization	2,096	1,369
Provision for loan losses	416	1,110
Writedowns of other real estate owned	266	243
Loss on sale of other real estate owned	8	109
Amortization of intangibles	153	466
Gain (loss) on sale of securities	62	(274)
Loss on early extinguishment of debt	121	74
Other-than-temporary-impairment on securities	200	54
Net decrease in fair value option instruments and derivatives	57	185
Decrease in other assets	1,628	520
Increase (decrease) in other liabilities	(529)	292
Net cash provided in operating activities	8,064	7,035
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(89,195)	(91,464)
Maturity of investment securities available-for-sale	29,017	28,919
Proceeds from sale of securities available-for-sale and other investments	50,748	47,792
Increase in loans	(6,658)	(4,535)
Proceeds from sale of other real estate owned	3,487	2,141
Purchase of property and equipment	(452)	(211)
Proceeds from sale of land	—	9
Net cash used in investing activities	(13,053)	(17,349)
Cash flows from financing activities:
Increase in deposit accounts	9,879	17,815
Increase in securities sold under agreements to repurchase	2,036	4,241
Decrease in other borrowings	—	(20)
Advances from the FHLB	1,500	1,500
Repayment of advances FHLB	(6,992)	(20,945)
Proceeds from sale Common Stock	13,792	—
Redemption of Preferred Stock	(10,535)	—
Dividends paid: Common Stock	(397)	(393)
Preferred Stock	(475)	(426)
Dividend reinvestment plan	68	68
Net cash provided from financing activities	8,876	1,840
Net increase (decrease) in cash and cash equivalents	3,887	(8,474)
Cash and cash equivalents at beginning of period	16,492	26,461
Cash and cash equivalents at end of period	$20,379	$17,987
Supplemental disclosure:
Cash paid during the period for:
Interest	$4,645	$5,967
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$960	$3,284
Transfer of loans to foreclosed property	$1,980	$3,694

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at September 30, 2012 and December 31, 2011, the Company’s results of operations for the nine months and three months ended September 30, 2012, and the Company’s cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the nine months and three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Nine months		Three months
	Ended September 30,		Ended September 30,
(In thousands, except price per share)	2012	2011	2012	2011
Numerator (Net income available to common shareholders)	$2,271	$1,751	$881	$790
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	3,780	3,280	4,693	3,294
Dilutive securities:
Deferred compensation	—	—	2	—
Warrants – Treasury stock method	27	—	31	—
Diluted earnings per share	3,807	3,280	4,726	3,294
The average market price used in calculating assumed number of shares	$7.84	$6.45	$8.27	$6.19

At September 30, 2012, there were 75,022 outstanding options at an average exercise price of $19.69 and warrants for 196,000 shares at $8.69.  None of these options or warrants has an exercise price below the average market price for the three-month and nine-month periods ended September 30, 2012, therefore they are not deemed to be dilutive.  In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019.  Interest is payable quarterly and the notes may be prepaid at anytime without penalty.  Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt.  These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

On July 27, 2012, the Company closed its public offering of common stock.  This offering resulted in the issuance of a total of 1,875,000 shares of common stock at $8.00 per share, including 244,565 shares granted to the underwriters to cover overallotments.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:
Government sponsored enterprises	$1,525	$19	$—	$1,544
Mortgage-backed securities	121,162	1,813	509	122,466
Small Business Administration pools	50,170	850	89	50,931
State and local government	32,531	1,303	7	33,827
Corporate and other securities	1,932	35	1	1,966
	$207,320	$4,020	$606	$210,734
December 31, 2011:
Government sponsored enterprises	$31	$3	$—	$34
Mortgage-backed securities	141,103	2,876	2,348	141,631
Small Business Administration pools	35,889	634	44	36,479
State and local government	19,617	871	—	20,488
Corporate and other securities	2,432	54	86	2,400
	$199,072	$4,438	$2,478	$201,032

During the nine months ended September 30, 2012 and September 30, 2011, the Company received proceeds of $49.5 million and $47.8 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $2.0 million and gross realized losses amounted to $2.1 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, gross realized gains amounted to $2.3 million and gross realized losses amounted to $2.0 million.  During the three months ended September 30, 2012 and September 30, 2011, the Company received proceeds of $470 thousand and $10.7 million, respectively, from the sale of investment securities available-for-sale.  Gross realized losses amounted to $35 thousand for the three months ended September 30, 2012.  There were no realized gains for the three months ended September 30, 2012.  For the three months ended September 30, 2011, gross realized gains amounted to $588 thousand and gross realized losses amounted to $455 thousand.

At September 30, 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $897.2 thousand, foreign debt of $59.6 thousand and Federal Home Loan Mortgage Corporation (the “FHLMC” or “Freddie Mac”) preferred stock of $9.2 thousand.  At December 31 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.4 million, mutual funds at $904.9 thousand foreign debt of $59.0 thousand and FHLMC preferred stock of $20.9 thousand.

Note 3—Investment Securities — continued

During the nine and three months ended September 30, 2012 and 2011, the Company recorded other-than-temporary-impairment (OTTI) losses on available-for-sale securities as follows:

	Nine months ended September 30, 2012	Three months ended September 30, 2012
(Dollars in thousands)	Available-for- sale securities	Available-for- sale securities
Total OTTI charge realized and unrealized	$415	$—
OTTI recognized in other comprehensive income (non-credit component)	215	—
Net impairment losses recognized in earnings (credit component)	$200	$—

	Nine months ended September 30, 2011	Three months ended September 30, 2011
(Dollars in thousands)	Available-for- sale securities	Available-for- sale securities
Total OTTI charge realized and unrealized	$262	$191
OTTI recognized in other comprehensive income (non-credit component)	208	141
Net impairment losses recognized in earnings (credit component)	$54	$50

During 2012 and 2011, OTTIs occurred for which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the nine months ended September 30, 2012 and 2011.

	2012	2011
	Available for	Available for
(Dollars in thousands)	Sale	Sale

Balance at beginning of period	$930	$2,143

Other-than-temporary-impairment not previously recognized	173	50

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	27	4
Other-than-temporary-impairment previously recognized on securities sold	(679)	—

Realized losses during the period	(159)	(1,284)
Balance related to credit losses on debt securities at end of period	$292	$736

Note 3—Investment Securities — continued

For the nine months ended September 30, 2012, there were two non-agency mortgage backed securities with OTTI in which $200 thousand of OTTI representing credit losses was recognized in earnings.  For the nine months ended September 30, 2011, there was one trust preferred security and one non-agency mortgage backed security in which $54 thousand of OTTI representing credit losses was recognized in earnings.  There was no OTTI recognized in earnings for the three months ended September 30, 2012.  For the three months ended September 30, 2011, there was $50 thousand of OTTI recognized in earnings for one non-agency mortgage backed security.  During the third quarter of 2011, the trust preferred security was sold and an additional $455 thousand loss was recorded in earnings.  In evaluating the non-agency mortgage backed securities, relevant assumptions such as prepayment rate, default rate and loss severity on a loan level basis are used in determining the expected recovery of the contractual cash flows. The assumptions are that all loans greater than 60 days delinquent will be resolved across a two-year period at loss severities based on location and category. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 5.4%, 3.3%, and 52.4%, respectively. The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 1-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 3—Investment Securities — continued

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2012 and December 31, 2011.

September 30, 2012

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Small Business Administration Pools	$7,297	$80	$2,692	$9	$9,989	$89
Government Sponsored Enterprise mortgage-backed securities	15,470	148	6,157	55	21,627	203
Non-agency mortgage-backed securities	805	131	1,939	175	2,744	306
Corporate bonds and other	—	—	49	1	49	1
State and local government	1,335	7	—	—	1,335	7
Total	$24,907	$366	$10,837	$240	$35,744	$606

December 31, 2011

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$25,113	$163	$3,269	$24	$28,382	$187
Small Business Administration pools	6,108	38	2,203	6	8,311	44
Non-agency mortgage-backed securities	574	3	13,275	2,158	13,849	2,161
Corporate bonds and other	940	60	524	26	1,464	86
Total	$32,735	$264	$19,271	$2,214	$52,006	$2,478

Government Sponsored Enterprise, Mortgage-Backed Securities: Beginning in 2008 and continuing through 2012, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the sub-prime mortgage lending market. At September 30, 2012, the Company’s wholly-owned subsidiary, First Community Bank (the “Bank”), owns mortgage-backed securities (“MBSs”) including collateralized mortgage obligations (“CMOs”) with a book value of $117.8 million and approximate fair value of $119.6 million issued by government sponsored entities (“GSEs”). Current economic conditions have impacted MBSs issued by GSEs such as the FHLMC and the Federal National Mortgage Association (the “FNMA” or “Fannie Mae”). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of September 30, 2012 and December 31, 2011, all of the MBSs issued by GSEs are classified as “Available for Sale”. Unrealized losses on these investments are not considered to be “other than temporary” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at September 30, 2012.

Note 3—Investment Securities — continued

Non-agency mortgage —backed securities: The Company also holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2012 with an amortized cost of $3.4 million and approximate fair value of $2.9 million.  Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the nine months ended September 30, 2012, the Company identified two PLMBS with a fair value of $2.5 million that it considered other-than-temporarily-impaired.  As prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, the Company has recognized an impairment charge in earnings of $199.8 thousand (credit component) during the nine months ended September 30, 2012.  The $199.8 thousand represents the estimated credit losses on these securities for the nine months ended September 30, 2012. One of the securities identified as other-than-temporarily-impaired during the nine months ended September 30, 2012 was subsequently sold after the impairment was recognized.  During the three months ended September 30, 2012, no OTTI charges were recorded in earnings for the PLMBS portfolio.  For the three and nine months ended September 30, 2011, $50 thousand and $54 thousand in OTTI charges were recorded in earnings for the PLMBS portfolio, respectively.

The following table summarizes as of September 30, 2012 the number of CUSIPs, par value, carrying value and fair value of the non-agency MBSs/CMOs by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AAA	3	$189	$189	$188
AA	2	309	309	314
A1	1	384	384	376
A3	1	329	329	320
BBB	1	255	255	254
Baa1	1	77	76	76
Baa2	1	130	130	129
Below Investment Grade	4	2,070	1,698	1,281
Total	14	$3,743	$3,370	$2,938

During the nine months ended September 30, 2012, the Company sold eight below investment grade non-agency MBSs with a total book value of approximately $11.2 million. The loss on the sale of these securities was approximately $2.1 million and has been offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities. These sales served to significantly reduce the level of below investment grade securities held in the portfolio.

Note 3—Investment Securities — continued

Corporate Bonds: All of the corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation.  The Company owns one corporate bond as of September 30, 2012 which is rated above investment grade.  The Company does not consider this investment to be OTTI at September 30, 2012.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at September 30, 2012.

State and Local Governments and Other: The unrealized losses on these investments are attributable to increases in interest rates, rather than credit quality. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at September 30, 2012.

The amortized cost and fair value of investment securities at September 30, 2012 by contractual maturity are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$22,623	$22,675
Due after one year through five years	97,789	99,385
Due after five years through ten years	59,240	60,872
Due after ten years	27,668	27,802
	$207,320	$210,734

Note 4—Loans

Loans summarized by category as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial, financial and agricultural	$19,469	$20,608
Real estate:
Construction	11,739	11,767
Mortgage-residential	36,861	38,337
Mortgage-commercial	223,595	220,288
Consumer:
Home equity	26,778	27,976
Other	5,092	5,335
Total	$323,534	$324,311

At September 30, 2012 and December 31, 2011, there were $8.7 million and $3.7 million, respectively, of residential mortgage loans held for sale at fair value.  These loans are originated with firm purchase commitments from various investors at the time the loans are closed.  Generally, funds are received and the loans transferred to the investors within three to fourteen business days.

Activity in the allowance for loan losses for the nine months and three months ended September 30, 2012 and 2011 was as follows:

	Nine months ended
	September 30,	September 30,
(Dollars in thousands)	2012	2011
Balance at the beginning of period	$4,699	$4,911
Provision for loan losses	416	1,110
Charged off loans	(496)	(1,368)
Recoveries	76	55
Balance at end of period	$4,695	$4,708

	Three months ended
	September 30,	September 30,
(Dollars in thousands)	2012	2011
Balance at the beginning of period	$4,742	$4,716
Provision for loan losses	115	360
Charged off loans	(189)	(388)
Recoveries	27	20
Balance at end of period	$4,695	$4,708

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	88	—	112	245	—	51	—	496
Recoveries	32	—	10	—	3	31	—	76
Provisions	67	—	80	(146)	(147)	16	546	416
Ending balance September 30, 2012	$342	$—	$492	$1,084	$377	$53	$2,347	$4,695

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	342	—	492	1,084	377	53	2,347	4,695

Loans receivable:
Ending balance-total	$19,469	$11,739	$36,861	$223,595	$26,778	$5,092	$—	$323,534

Ending balances:
Individually evaluated for impairment	$15	$—	$477	$9,041	$—	$11	$—	$9,544

Collectively evaluated for impairment	$19,454	$11,739	$38,384	$214,554	$26,778	$5,081	$—	$313,990

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance	$681	$905	$465	$1,404	$325	$88	$1043	$4,911
Charge-offs	265	—	186	861	285	99	—	1,696
Recoveries	31	—	5	—	5	23	—	64
Provisions	(116)	(905)	230	932	476	45	758	1,420
Ending balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$1	$—	$—	$—	$2

Collectively evaluated for impairment	330	—	514	1,474	521	57	1,801	4,697

Loans receivable:
Ending balance-total	$20,608	$11,767	$38,337	$220,288	$27,976	$5,335	$—	$324,311

Ending balances:
Individually evaluated for impairment	$45	$—	$622	$8,667	$—	$19	$—	$9,353

Collectively evaluated for impairment	$20,563	$11,767	$37,715	$211,621	$27,976	$5,316	$—	$314,958

Loans outstanding to bank directors, executive officers and their related business interests amounted to $10.5 million and $10.4 million at September 30, 2012 and September 30, 2011, respectively. Repayments on these loans during the nine months ended September 30, 2012 were $438 thousand and loans made amounted to $112 thousand. Repayments on these loans during the nine months ended September 30, 2011 were $1.3 million and loans made amounted to $808 thousand during the same period.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended September 30, 2012 and the three months ended September 30, 2011 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance June 30, 2012	$249	$—	599	$1,313	$445	$45	$2,091	$4,742
Charge-offs	26	—	82	67	—	14	—	189
Recoveries	7	—	1	—	1	18	—	27
Provisions	112	—	(26)	(162)	(69)	4	256	115
Ending balance September 30, 2012	$342	$—	$492	$1,084	$377	$53	$2,347	$4,695

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance June 30, 2011	$362	$379	$514	$1,697	$425	$51	$1,288	$4,716
Charge-offs	85	—	—	164	115	24	—	388
Recoveries	13	—	2	—	1	4	—	20
Provisions	26	5	(62)	50	180	17	144	360
Ending balance September 30, 2011	$316	$384	$454	$1,583	$491	$48	$1,432	$4,708

Note 4—Loans-continued

The following table presents at September 30, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Total loans considered impaired	$9,544	$9,353
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	—	148
Related allowance	—	2
Loans considered impaired and previously written down to fair value	9,544	9,205
Average impaired loans	10,530	9,926

The following tables are by loan category and present at September 30, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
September 30, 2012	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$15	$46	$—	$92	$1
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	477	505	—	563	2
Mortgage-commercial	9,041	9,536	—	9,853	266
Consumer:
Home Equity	—	—	—	—	—
Other	11	11	—	22	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	$15	$46	$—	$92	$1
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	477	505	—	563	2
Mortgage-commercial	9,041	9,536	—	9,853	266
Consumer:
Home Equity	—	—	—	—	—
Other	11	11	—	22	—
	$9,544	$10,098	$—	$10,530	$269

The Company determined that all specific reserves for impaired loans were confirmed losses and were charged-off against outstanding loan balances during the nine months ended September 30, 2012.

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of September 30, 2012 and December 31, 2011, no loans were classified as doubtful.

(Dollars in thousands)		Special
September 30, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,228	$33	$208	$—	$19,469
Real estate:
Construction	6,988	2,522	2,229	—	11,739
Mortgage – residential	34,845	1,257	759	—	36,861
Mortgage – commercial	205,592	4,149	13,854	—	223,595
Consumer:
Home Equity	26,110	575	93	—	26,778
Other	5,072	3	17	—	5,092
Total	$297,835	$8,539	$17,160	$—	$323,534

(Dollars in thousands)		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,827	$499	$282	$—	$20,608
Real estate:
Construction	6,764	—	5,003	—	11,767
Mortgage – residential	37,063	305	969	—	38,337
Mortgage – commercial	200,984	8,009	11,295	—	220,288
Consumer:
Home Equity	27,692	38	246	—	27,976
Other	5,311	5	19	—	5,335
Total	$297,641	$8,856	$17,814	$—	$324,311

At September 30, 2012 and December 31, 2011, non-accrual loans totaled $4.9 million and $5.4 million, respectively.

Troubled debt restructurings that are still accruing included in impaired loans at September 30, 2012 and December 31, 2011 amounted to $4.6 million and $3.9 million, respectively.  Troubled debt restructurings in nonaccrual status at September 30, 2012 and December 31, 2011 amounted to $1.9 million and $3.8 million, respectively.

There were no loans greater than ninety days delinquent and still accruing interest at September 30, 2012.  Loans greater than ninety days delinquent and still accruing interest at December 31, 2011 amounted to $25 thousand.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2012 and December 31, 2011:

(Dollars in thousands) September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$150	$49	$—	$15	$214	$19,255	$19,469
Real estate:
Construction	—	—	—	—	—	11,739	11,739
Mortgage-residential	357	330	—	477	1,164	35,697	36,861
Mortgage-commercial	1,391	981	—	4,420	6,792	216,803	223,595
Consumer:
Home equity	77	—	—	—	77	26,701	26,778
Other	44	15	—	11	70	5,022	5,092
Total	$2,019	$1,375	$—	$4,923	$8,317	$315,217	$323,534

(Dollars in thousands) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$147	$123	$—	$12	$282	$20,326	$20,608
Real estate:
Construction	—	—	—	—	—	11,767	11,767
Mortgage-residential	391	95	—	623	1,109	37,228	38,337
Mortgage-commercial	1,382	966	25	4,749	7,122	213,166	220,288
Consumer:
Home equity	45	—	—	—	45	27,931	27,976
Other	42	18	—	19	79	5,256	5,335
Total	$2,007	$1,202	$25	$5,403	$8,637	$315,674	$324,311

Note 4—Loans-continued

As a result of adopting the amendments in Accounting Standards Update (ASU) 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they were considered TDRs under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At September 30, 2012 and December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $6.5 million and $7.7 million, respectively.  An allowance for loans losses of $2 thousand was associated with those loans at December 31, 2011.  There was no allowance associated with those loans as of September 30, 2012.

The following table, by loan category, present loans determined to be TDRs during the three month period ended September 30, 2011.  There were no loans determined to be TDRs during the three month period ended September 30, 2012

	For the three months ended September 30, 2011
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$648	$648
Total nonaccrual	1	$648	$648

Accrual
Mortgage-Commercial	1	$337	$315
Total Accrual	1	$337	$315

Total TDRs	2	$985	$963

The following table, by loan category, present loans determined to be TDRs during the nine month period ended September 30, 2012.

	For the nine months ended September 30, 2012
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$53	$40
Total nonaccrual	1	$53	$40

Accrual
Mortgage-Commercial	2	$596	$596
Total Accrual	2	$596	$596

Total TDRs	3	$649	$636

During the nine months ended September 30, 2012, the Company modified three loans that were considered to be TDRs.  The payment and interest rate were lowered for two of these loans and the payment was modified to interest only for one loan.

Note 4—Loans-continued

The following table, by loan category, present loans determined to be TDRs during the nine month period ended September 30, 2011.

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

Note 4—Loans-continued

The following tables, by loan category, present loans determined to be TDRs in the twelve month period preceding September 30, 2011 that subsequently defaulted during the three or nine month periods ended September 30, 2011.  There were no loans determined to be TDRs in the last twelve months that subsequently defaulted during the three or nine month periods ended September 30, 2012.  Defaulted loans are those loans that are greater than 89 days past due.

Troubled Debt Restructurings that	For the three months ended September 30, 2011
subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	3	61
Commercial and Industrial	1	14
Total TDRs	4	75

Troubled Debt Restructurings that	For the nine months ended September 30, 2011
subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	3	61
Commercial and Industrial	1	14
Total TDRs	4	75

During the three and nine months ended September 30, 2011, four loans that had previously been restructured defaulted.  A loan is considered to have defaulted when it becomes 89 days past due.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have

Note 5 - Recently Issued Accounting Pronouncements-continued

the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in shareholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company’s financial statements.

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

Loans—The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and are classified as Level 2. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

Other Real Estate Owned (OREO) — OREO is carried at the lower of carrying value or fair value on a non-recurring basis.  Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.

Note 6 — Fair Value of Financial Instruments - continued

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

Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of September 30, 2012 are as follows:

	September 30, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$20,379	$20,379	$20,379	$—	$—
Available-for-sale securities	210,734	210,734	906	209,828	—
Other investments, at cost	4,540	—	—	—	—
Loans held for sale	8,685	8,685	—	8,685	—
Loans receivable	323,534	327,786	—	318,242	9,544
Allowance for loan losses	4,695	—	—	—	—
Net loans	318,839	327,786	—	318,242	9,544
Accrued interest	2,074	2,074	2,074	—	—
Interest rate swap	(418)	(418)	—	—	(418)
Financial liabilities:
Non-interest bearing demand	$92,738	$92,738	$—	$92,738	$—
NOW and money market accounts	147,655	147,655	—	147,655	—
Savings	41,358	41,358	—	41,358	—
Time deposits	192,714	194,605	—	194,605	—
Total deposits	474,465	476,356	—	476,356	—
Federal Home Loan Bank Advances	38,491	44,619	—	44,619	—
Short term borrowings	15,651	15,651	—	15,651	—
Junior subordinated debentures	17,917	17,917	—	17,917	—
Accrued interest payable	1,225	1,225	1,225	—	—

Note 6 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$16,492	$16,492
Available-for-sale securities	201,032	201,032
Other investments, at cost	5,637	—
Loans held for sale	3,725	3,725
Loans receivable	324,311	324,204
Allowance for loan losses	4,699	—
Net loans	319,612	324,204
Accrued interest	1,914	1,914
Interest rate swap	(602)	(602)
Financial liabilities:
Non-interest bearing demand	$83,572	$83,572
NOW and money market accounts	136,483	136,483
Savings	34,048	34,048
Time deposits	210,482	214,437
Total deposits	464,585	468,540
Federal Home Loan Bank Advances	43,862	50,238
Short term borrowings	13,616	13,616
Junior subordinated debentures	17,913	17,913
Accrued interest payable	1,624	1,624

Note 6 — Fair Value of Financial Instruments - continued

The following tables reflect the changes in fair values for the nine and three-month periods ended September 30, 2012 and 2011 and where these changes are included in the income statement:

(Dollars in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Description	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss
Interest rate swap	$(57)	$(185)	$(20)	$(60)
Total	$(57)	$(185)	$(20)	$(60)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2012 and December 31, 2011 that are measured on a recurring basis.  There were no liabilities carried at fair value as of September 30, 2012 or December 31, 2011 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,544	$—	$1,544	$—
Mortgage-backed securities	122,466	—	122,466	—
Small Business Administration securities	50,931	—	50,931	—
State and local government	33,827	—	33,827	—
Corporate and other securities	1,966	906	1,060	—
	210,734	906	209,828	—

Interest rate cap/swap	(418)	—	—	(418)
Total	$210,316	$906	$209,828	$(418)

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$34	$—	$34	$—
Mortgage backed securities	141,631	—	141,631	—
Small Business Administration securities	36,479	—	36,479	—
State and local government	20,488	—	20,488	—
Corporate and other securities	2,400	926	1,474	—
	201,032	926	200,106	—

Interest rate cap/floor	(602)	—	—	(602)
Total	$200,430	$926	$200,106	$(602)

Note 6 — Fair Value of Financial Instruments - continued

The following tables reconcile the changes in Level 3 financial instruments for the nine and three months ended September 30, 2012, that are measured on a recurring basis.

(Dollars in thousands)	Interest rate Cap/Floor/Swap
Beginning Balance December 31, 2011	$(602)
Total gains or losses (realized/unrealized)
Included in earnings	(57)
Included in other comprehensive income	—
Purchases, issuances, and settlements	241
Transfers in and/or out of Level 3	—
Ending Balance September 30, 2012	$(418)

(Dollars in thousands)	Interest rate Cap/Floor/Swap
Beginning Balance June 30, 2012	$(479)
Total gains or losses (realized/unrealized)
Included in earnings	(20)
Included in other comprehensive income	—
Purchases, issuances, and settlements	81
Transfers in and/or out of Level 3	—
Ending Balance September 30, 2012	$(418)

Note 6 — Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2012 and December 31, 2011 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$15	$—	$—	$15
Real estate:
Mortgage-residential	477	—	—	477
Mortgage-commercial	9,041	—	—	9,041
Consumer:
Home equity	—	—	—	—
Other	11	—	—	11
Total impaired	9,544	—	—	9,544
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	438	—	—	438
Mortgage-commercial	4,831	—	—	4,831
Total other real estate owned	5,570	—	—	5,570
Total	$15,114	$—	$—	$15,114

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$45	$—	$—	$45
Real estate:
Mortgage-residential	622	—	—	622
Mortgage-commercial	8,667	—	—	8,667
Consumer:
Home equity	—	—	—	—
Other	19	—	—	19
Total impaired	9,353	—	—	9,353
Other real estate owned:		—	—
Construction	2,156	—	—	2,156
Mortgage-residential	4,278	—	—	4,278
Mortgage-commercial	917	—	—	917
Total other real estate owned	7,351	—	—	7,351
Total	$16,704	$—	$—	$16,704

Note 6 — Fair Value of Financial Instruments - continued

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO.  This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties.  With respect to less complex or smaller credits, an internal evaluation may be performed.  Generally the independent and internal evaluations are updated annually.  Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $9.5 million and $9.4 million for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Inputs
Interest Rate Swap	$(418)	Discounted cash flows	Weighted Average Credit Factor	3.20%

OREO	$5,570	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$9,544	Appraisal Value/Discounted Cash Flows	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Subsequent Events

Effective October 1, 2012, the Bank converted from a national bank charter to a South Carolina state bank charter and changed its name from First Community Bank, N.A. to First Community Bank.

On August 29, 2012, we repurchased $3.78 million of our Series T preferred stock from the U.S. Treasury through a modified Dutch auction process.  This represented 3,780 shares of the original 11,350 shares of preferred stock sold to the U.S. Treasury in November 2008 pursuant to the TARP Capital Purchase Program.  The remaining 7,570 shares of Series T preferred stock were purchased in this same auction by third party investors unrelated to the Company.  As of October 8, 2012, we have repurchased or redeemed the remaining shares of Series T preferred stock from the third party investors.  The financial results reported for the third quarter include non-recurring expenses related to this matter in the amount of $119 thousand including attorney costs, CPA costs, and U.S. Treasury’s counsel’s costs.  In addition, we recorded a charge for the remaining discount accretion of approximately $159 thousand.

On October 25, 2012, the U.S. Treasury accepted our bid to repurchase the warrant to purchase 195,915 shares of our common stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program.  The repurchase price agreed upon was $297,500. The repurchase transaction was completed on November 1, 2012.  The repurchase of the warrant, from the U.S. Treasury has completely eliminated its equity stake in the Company through the TARP Capital Purchase Program.

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

•                          restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums, including the impact of the proposed capital rules under Basel III;

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

•                          changes in political conditions or the legislative or regulatory environment, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, including potential negative economic developments that may occur if certain federal tax reductions expire and spending cuts go into effect as currently scheduled, and other governmental initiatives affecting the financial services industry;

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

•                          loss of consumer confidence and economic disruptions resulting from terrorist activities; an

•                          other risks and uncertainties detailed from time to time in our filings with the SEC.

These risks are exacerbated by the developments since 2008 in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on the Company.  Beginning in 2008 and continuing into 2012, the capital and credit markets have experienced severe levels of volatility and disruption.  During the first nine months of 2012, economic conditions, while slow by historical standards and still fluctuating on a day-to-day basis, have shown general signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. There can be no assurance that these challenging developments of the past few years will not further materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2012 as compared to the nine month and three month periods ended September 30, 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

During the third quarter of 2012 and October 2012, we finalized the following significant four events:

•                  On July 27, 2012, the Company closed its public offering of common stock.  The offering resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million, as compared to our original target of $12.5 million, and  net proceeds of approximately $13.8 million.  The investors in the offering consisted of a blend of institutional and retail investors.  The offering was over-subscribed and priced at the closing price of our stock on the day of the pricing of the offering.  We believe that this offering represents the only successfully executed underwritten public offering of common stock in a capital raising offering by a bank in the Carolinas with $1 billion or less in total assets in more than five years.

•                  On August 29, 2012, we repurchased $3.78 million of our Series T preferred stock from the U.S. Treasury through a modified Dutch auction process.  This represented 3,780 shares of the original 11,350 shares of preferred stock sold to the U.S. Treasury in November 2008 pursuant to the TARP Capital Purchase Program.  The remaining 7,570 shares of Series T preferred stock were purchased in this same auction by third party investors unrelated to the Company.  The auction price was $982.83 per share, which we believe was the highest price paid through that date for a company’s shares in the Treasury’s TARP preferred stock auctions.  As of October 8, 2012, we have repurchased or redeemed the remaining shares of Series T preferred stock from the third party investors.  The financial results reported for the third quarter include non-recurring expenses related to this matter in the amount of $119 thousand including attorney costs, CPA costs, and U.S. Treasury underwriter costs.  In addition, we recorded a charge for the remaining discount accretion of approximately $159 thousand.

•                  In addition, effective October 1, 2012, we completed a planned conversion from a national bank charter to a state bank charter as a non-member bank.  The conversion will reduce certain regulatory examination cost in the future.

•                  On October 25, 2012, the U.S. Treasury accepted our bid to repurchase the warrant to purchase 195,915 shares of our common stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program.  The repurchase price agreed upon was $297,500.  The repurchase transaction was completed on November 1, 2012.  The repurchase of the warrant, from the U.S. Treasury has completely eliminated its equity stake in the Company through the TARP Capital Purchase Program.

In addition to the events described above, the following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2012 and our notes included in the consolidated financial statements in our 2011 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments, including our private label MBSs and other corporate debt security holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 3 to the financial statements for the disclosure of certain assumptions used as well as OTTI recognized in the financial statements during the nine and three months ended September 30, 2012 and 2011.

Recent Regulatory Developments

As described above, effective October 1, 2012, the Bank converted from a national bank charter to a South Carolina state bank charter and changed its name from First Community Bank, N.A. to First Community Bank.  As a national bank, the Bank’s primary regulator was the Office of the Comptroller of the Currency (the “OCC”).  As a South Carolina state chartered bank, the Bank’s primary federal regulator is now the Federal Deposit Insurance Corporation (the “FDIC”).

Following a recent on-site examination of the Bank, the OCC notified the Bank that, effective June 28, 2012, the Bank is no longer subject to the Formal Written Agreement that it entered into with the OCC on April 6, 2010 (the “Formal Agreement”). The Formal Agreement was based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank was driven by the rating agencies downgrades of non-agency MBSs in its investment portfolio.  These securities, purchased in 2004 through 2008, were all rated AAA by the rating agencies at the time of purchase; however, they were impacted by the economic recession and the stress on the residential housing sector and were subsequently downgraded, many to below investment grade.  As of September 30, 2012, the Bank had reduced the non-agency MBSs in its investment portfolio that are rated below investment grade to $1.6 million.

The OCC also notified the Bank that, effective June 28, 2012, it is no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010, which had required the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%.  The general regulatory minimums to be well-capitalized are a Tier 1 leverage capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%.  These regulatory capital ratios for the Bank were 10.08%, 17.13% and 18.39%, respectively, as of September 30, 2012. The Bank is well-capitalized for regulatory purposes.

In addition, the Federal Reserve notified the Company that, effective July 10, 2012, the Company is no longer subject to the MOU.

Comparison of Results of Operations for Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Net Income

Our net income for the nine months ended September 30, 2012 was $2.9 million, or $0.60 diluted earnings per common share, as compared to $2.3 million, or $0.53 diluted earnings per common share, for the nine months ended September 30, 2011.  The increase in net income between the two periods is primarily due to a lower provision for loan losses and an increase of $1.3 million in non-interest income.  These were partially offset by a decrease of $412 thousand in net-interest income and a $577 thousand increase in non- interest expense during the nine months ended September 30, 2012 as compared to the same period in 2011.  Average earning assets increased by $2.4 million in the first nine months of 2012 as compared to the same period in 2011.  Average earning assets were $552.5 million during the nine months ended September 30, 2012 as compared to $550.1 million during the nine months ended September 30, 2011.  The slight increase in average earning assets was primarily a result of the inclusion of the common stock offering proceeds in average earning assets during part of this period prior to redeeming the Series T preferred stock noted above.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2012 and 2011, along with average balances and the related interest income and interest expense amounts.

Net interest income was $13.3 million for the nine months ended September 30, 2012 as compared to $13.7 million for the nine months ended September 30, 2011.  This decrease was primarily due to the decrease in earning assets.  The net interest margin on a taxable equivalent basis decreased 7 basis points, from 3.33% as of September 30, 2011 to 3.26% as of September 30, 2012.  The yield on earning assets decreased by 45 basis points in the first nine months of 2012 as compared to the same period in 2011. The yield on earning assets for the nine months ended September 30, 2012 and 2011 was 4.24% and 4.69%, respectively.  The cost of interest-bearing liabilities during the first nine months of 2012 was 1.25% as compared to 1.58% in the same period of 2011, resulting in a 33 basis points decrease. Continued low loan demand has resulted in loans comprising 59.8% of average earning assets in the first nine months of 2012 as compared to 60.0% in the same period of 2011.  The relatively flat level loans as well as reinvesting cash flows from maturing loans and investments at interest rates that have continued to decline over the last year have resulted in the 45 basis point decline in the yield on earning assets during the two periods.  Our cost of funds has declined by 33 basis points on average in the first nine months of 2012 as compared to the same period of 2011.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 39.5% of our average interest bearing liabilities during the first nine months of 2012 as compared to 34.2% in the same period of 2011.  Time deposits and borrowed funds, typically the higher costing funds, represent 60.5% of our average interest-bearing funds in the first nine months of 2012 as compared to 65.8% during the same period in 2011.  Throughout the first nine months of 2012, we continued to focus on controlling the growth of the balance sheet and shifting our funding from higher cost certificates of deposit to “pure deposits” (deposits other than certificates of deposits).  The improvement in the overall mix of our funding sources has contributed to the reduction in our cost of funds during the first nine months of 2012 as compared to the same period in 2011.

Provision and Allowance for Loan Losses

At September 30, 2012 and December 31, 2011, the allowance for loan losses was $4.7 million.  This represented 1.45% of total loans at both September 30, 2012 and December 31, 2011.  Our provision for loan losses was $416 thousand for the nine months ended September 30, 2012 as compared to $1.1 million for the nine months ended September 30, 2011.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

The decrease in the provision for loan losses for the first nine months of 2012 as compared to the same period in 2011 is a result of a continuation of moderating levels of classified and non-performing loans as well as some moderate improvement in economic conditions, including stabilizing unemployment levels, in our markets. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.  Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  Although there are signs in our market that this slowdown is moderating, there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $10.5 million (1.73% of total assets) at September 30, 2012 as compared to $9.5 million (1.6% of total assets), $10.8 million (1.79% of total assets) and $12.8 million (2.15% of total assets) at June 30, 2012, March 31, 2012 and December 31, 2011, respectively. The net increase of $1.0 million in non-performing assets at September 30, 2012 on a linked quarter basis is primarily attributed to the net effect of the inflow of three new non-accrual loans in the approximate amount of $1.6 million, the movement of another three loans from non-accrual to Other Real Estate Owned (“OREO”) status in the amount of $1.0 million, and the sale of OREO properties in the amount of approximately $375 thousand. While we believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There were 26 loans, totaling $4.9 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2012. The largest with a carrying value of $1.4 million is secured by a first lien on an owner occupied commercial business property located in the midlands of South Carolina.  The average balance of the remaining 24 loans is approximately $145 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value.  At September 30, 2012, we had no loans delinquent more than 90 days and still accruing interest, and loans totaling $3.4 million that were delinquent 30 days to 89 days representing 1.05% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. At September 30, 2012, we have identified two loan relationships in the amount of $1.7 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans.  These balances are included as substandard loans in Note 4 of the financial statements.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  This allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The annualized weighted average loss ratios over the 24 month period ended September 30, 2012 for loans classified substandard, special mention and pass have been approximately 3.43%, 1.46% and 0.24%, respectively. The qualitative factors have been established based on certain assumptions made as a result of the current local economic conditions and as conditions change are adjusted to be directionally consistent with these changes. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances.  The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio.  These include factors such as uncertainty as to a sustainable economic recovery, ongoing global debt crisis and sustained levels of high national unemployment.  The unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years.  Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time.  The unallocated portion as a percentage of the loan portfolio has grown recently, primarily as a result of higher historical loss periods dropping out of our overall analysis accompanied by a relatively flat loan portfolio.  As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term, however, this percentage may continue to increase slightly.

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

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

	Nine months Ended September 30,
(Dollars in thousands)	2012	2011
Average loans outstanding (including loans held for sale)	$330,263	$329,843
Loans outstanding at period end	$323,534	$324,233
Non-performing assets:
Nonaccrual loans	$4,923	$3,408
Loans 90 days past due still accruing	—	—
Foreclosed real estate	5,570	8,269
Total non-performing assets	$10,493	$11,677

Beginning balance of allowance	$4,699	$4,911
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	112	142
Multi-family residential	—	—
Non-residential real estate	245	683
Home equity	—	247
Commercial	88	239
Installment & credit card	51	57
Total loans charged-off	496	1,368
Recoveries:
1-4 family residential mortgage	10	4
Non-residential real estate	—	—
Home equity	3	4
Commercial	32	27
Installment & credit card	31	20
Total recoveries	76	55
Net loan charge offs	420	1,313
Provision for loan losses	416	1,110
Balance at period end	$4,695	$4,708

Net charge -offs to average loans	0.13%	0.40%
Allowance as percent of total loans	1.45%	1.45%
Non-performing assets as % of total assets	1.73%	1.92%
Allowance as % of non-performing assets	44.74%	40.32%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2012		December 31, 2011
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$342	6.0%	$331	6.4%
Real Estate — Construction	—	3.6%	—	3.6%
Real Estate Mortgage:
Commercial	1,084	69.1%	1,475	67.9%
Residential	492	11.4%	514	11.8%
Consumer:
Home Equity	377	8.3%	521	8.6%
Other	53	1.6%	57	1.7%
Unallocated	2,347	N/A	1,801	N/A
Total	$4,695	100.0%	$4,699	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2012 was $5.7 million as compared to $4.4 million during the same period in 2011.  Deposit service charges for the nine months ended September 30, 2012 were $1.2 million, a decrease of $217 thousand from $1.4 million for the nine months ended September 30, 2011.  This decrease results from lower fees on our Overdraft Privilege (ODP) product.  Mortgage origination fees increased $1.8 million primarily as a result of the addition of Palmetto South Mortgage Corporation (“Palmetto South”) in the third quarter of 2011 as well as continued refinancing activity as a result of the historically low interest rate environment.  In the nine months ended September 30, 2011, we had gains on sale of securities in the amount of $274 thousand, as compared to a loss of $62 thousand in the first nine months of 2012.  During the nine months ended September 30, 2012 and 2011, we sold certain non-agency MBSs that were rated below investment grade.  During the first nine months of 2012, we sold eight below investment grade non-agency MBSs and one investment grade corporate security with a total book value of approximately $11.7 million.  The loss on the sales amounted to approximately $2.1 million and was offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities.  The sales in the first nine months of 2011 also related primarily to the sale of certain non-agency MBSs that had been previously downgraded to below investment grade.  The sales in the first nine months of 2012 and 2011 served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions were reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less. At September 30, 2012, we have four remaining securities with a carrying value of $1.7 million that are rated below investment grade.  During the first nine months of 2012, we incurred OTTI charges of $200 thousand (credit component) on certain non-agency MBSs that were sold as part of the transactions noted above (see Note 3 — Investment Securities to our Consolidated Financial Statements for further information).  The sale of the below investment grade MBSs in both the 2011 and 2012 periods significantly reduces our exposure to future OTTI charges from our investment portfolio.  In the first nine months of 2012, we paid down Federal Home Loan Bank advances in the amount of $4.0 million and incurred a loss in the amount of $121 thousand.  During the same period of 2011, we paid down $6.7 million in Federal Home Loan advances and incurred a loss of $74 thousand related to the prepayment of these advances in the third quarter of 2011.

Total non-interest expense increased by $577 thousand, or 4.19%, during the first nine months of 2012, as compared to the same period in 2011.  Salary and benefit expense increased by $1.2 million from $7.0 million in the first nine months of 2011 to $8.2 million in the first nine months of 2012.  At September 30, 2012, we had 157 full time equivalent employees.  As a result of the Palmetto South acquisition in the third quarter of 2011, we added approximately 10 full time equivalent employees.  This increase in the number of full time equivalent employees as well as normal salary adjustments account for the increase in salary and benefit cost in the first nine months of 2012 as compared to the same period in 2011.  Occupancy cost increased $79 thousand in the first nine months of 2012 as compared to the same period of 2011.  This increase is primarily a result of the addition of lease payments and other costs associated with the Palmetto South office facility.  FDIC insurance assessments decreased by $184 thousand in the first nine months of 2012 as compared to the same period in 2011.  The decrease is primarily a result of changes made to the base used to calculate the assessment.   The assessment base changed to an asset-based calculation effective for the second quarter of 2011.  The assessment rate for the first quarter of 2011 was approximately 22 basis points on deposits. Beginning in the second quarter 2011 and thereafter, this rate changed to approximately 14 basis points of the Bank’s total average assets less bank tangible equity.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three-year period. Our prepayment made to the FDIC in December 2009 totaled approximately $2.9 million.  At September 30, 2012, the remaining prepaid insurance assessment amounted to $446 thousand and is included in “Other assets”.   Other real estate expenses decreased $79 thousand in the first nine months of 2012 as compared to the same period in 2011.  The decrease relates to moderating levels of accumulated delinquent taxes, insurance, legal fees and repair expenses incurred as the level of other real estate owned increased over the last several years.  Amortization of intangibles decreased in the first half of 2012 in the amount of $313 thousand.  This decrease reflects that during the fourth quarter of 2011 the core deposit premium for the 2004 acquisition of Dutch Fork Bankshares (“Dutch Fork”) became fully amortized.  The amortization on that core deposit intangible was approximately $35 thousand per month. The other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Nine months ended
	September 30,
(In thousands)	2012	2011
Data processing	$383	$356
Supplies	118	133
Telephone	226	230
Correspondent services	120	152
Loss on limited partnership interest	141	89
Insurance	161	161
Postage	129	131
Professional fees	624	817
Director fees	224	228
Other	553	510
	$2,679	$2,807

Income Tax Expense

Our effective tax rate was 30.7% and 29.9% in the first nine months of 2012 and 2011, respectively.  Our effective tax rate is currently expected to remain between 30.0% and 32.0% throughout the rest of 2012.

Comparison of Results of Operations for Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2012 and 2011, along with average balances and the related interest income and interest expense amounts.

Our net income for the third quarter of 2012 was $1.2 million, or $0.19 diluted earnings per common share, as compared to $957 thousand, or $0.24 diluted earnings per common share, in the same period of 2011.  Net interest income decreased by $299 thousand for the three months ended September 30, 2012 from $4.6 million in 2011 to $4.3 million in 2012.  The decrease in net interest income is primarily due to a decrease in our net interest margin in the third quarter of 2012 as compared to the same period of 2011.  The net-interest margin for the third quarter of 2012 on a tax equivalent basis was 3.12% as compared to 3.37% in 2011.  The yield on average earning assets decreased to 3.99% in the third quarter of 2012 from 4.64% in the third quarter of 2011. The cost of interest bearing liabilities also decreased to 1.16% in the third quarter of 2012 as compared to 1.49% in the third quarter of 2011.

The decline in net interest margin was partially impacted by the increase in average earning assets as a result of proceeds from the common stock offering.  The net funds received in this offering on July 27, 2012 of approximately $13.8 million were held for the balance of the third quarter.  This increased average earning assets by approximately $10.0 million and were held in very low yielding overnight funds while we finalized our redemption and repurchase of the Series T preferred stock as described above.  We estimate this impacted our net interest margin for the third quarter of 2012 by approximately 6 basis points.  Average earning assets were $563.2 million during the third quarter of 2012 as compared to $551.9 million during the third quarter of 2011.  The yield on earning assets decreased to 3.99% for the three months ended September 30, 2012 as compared to 4.64% in the same period of 2011.  The decline in yield on securities of 100 basis points was the biggest contributor to the decline in our yield on earning assets.  This was caused by the continuing historically low interest rate environment and the result of reinvesting the cash flows from the portfolio in lower yielding securities.  In addition, the sale of the majority of our private label mortgage backed securities earlier in 2012 resulted in reinvesting the proceeds of these transactions in substantially lower yielding securities.  As previously stated, the sale of these private label mortgage backed securities substantially reduces the potential for future OTTI charges.  Through continued discipline in pricing new and maturing time deposits, the cost of interest bearing liabilities decreased 33 basis points in the third quarter of 2012 to 1.16% as compared to 1.49% during the same period in 2011.

The impact of the decrease in net interest margin was offset by an increase of $714 thousand in non-interest income from $1.7 million in the third quarter of 2011 to $2.4 million in the third quarter of 2012.  The majority of this increase resulted from an increase in mortgage origination fees of $695 thousand in the third quarter of 2012 as compared to the same period in 2011.  The addition of Palmetto South in the third quarter of 2011 and continued historically low interest rates have contributed to the increase in this source of revenue.  During the third quarter of 2012, we incurred a loss of $35 thousand on the sale of one corporate security. This compares to a gain of $133 thousand in the same period of 2011.  As previously discussed, we paid down $6.7 million in Federal Home Loan advances in the third quarter of 2011.  A loss of $74 thousand related to the prepayment of these advances was recorded in the third quarter of 2011.  There were no prepayment of FHLB advances in the third quarter of 2012.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2012 was $115 thousand as compared to $360 thousand for the three months ended September 30, 2011.  As noted in the discussion of our nine month results, the decrease in the provision for loan losses for the three months ending September 30, 2012 as compared to the same period in 2011 is a result of a continuation of moderating levels of classified and non-performing loans as well as some stabilizing economic conditions, including unemployment levels, in our markets.

Non-interest Income and Non-interest Expense

For the three months ended September 30, 2012, we had non-interest income of $2.4 million as compared to non-interest income of $1.7 million in the same period of 2011.  Deposit service charges decreased by $45 thousand in the third quarter of 2012 as compared to the same period of 2011.  This decrease is a result of fewer items being presented for payment on insufficient funds as well as the impact of regulatory changes related to overdraft protection programs on assessing charges for items presented through ATMs and electronic point of sale transactions. The decrease in our net interest income and lower deposit service charges was primarily offset by a significant increase of $695 thousand in mortgage origination fees during the two periods.  As previously noted, the addition of Palmetto South in the third quarter of 2011, as well as the continued very low interest rate environment, contributed to the increase in this source of fee income.

Total non-interest expense increased by $265 thousand in the third quarter of 2012, as compared to the same period of 2011.  Salaries and benefits increased by $381 thousand in the third quarter of 2012 as compared to the same period in 2011.  This increase is a result of the addition of approximately ten Palmetto South employees in the third quarter of 2011 as well as normal annual salary adjustments between the two periods.  A slight increase in other real estate expenses of $39 thousand in the third quarter of 2012 is primarily a result of write-downs on one OREO property in the third quarter of 2012 as compared to the same period of 2011.  Amortization of intangibles decreased from $105 thousand in the third quarter of 2011 to $51 thousand in the same period of 2012.  As noted in the nine month discussion, this is a result of the previously recorded core deposit intangible recorded as a result of the 2004 acquisition of Dutch Fork being fully amortized in the second half of 2011.  FDIC assessment expense decreased by

$59 thousand in the third quarter of 2012 as compared to the same period of 2011.  This decrease results from a slightly lower rate being assessed to our bank beginning July 1, 2012.  All other variances in non-interest expenses during the three months ended September 30, 2012 as compared to the same period of 2011 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $606.3 million at September 30, 2012, as compared to $593.9 million at December 31, 2011, an increase of $12.4 million.  This increase in assets results a continued strategy to grow “pure deposits” (deposits excluding time deposits) while reducing higher costing time deposits through controlling pricing.  Loans (excluding loans held for sale) at September 30, 2012 were $323.5 million as compared to $324.3 million at December 31, 2011.  We funded in excess of $37.6 million of new loan production in the first nine months of 2012, but scheduled pay downs as well as modest transfers from loans to other real estate owned accounted for the slight decrease in loan balances during the nine month period.  At September 30, 2012 and December 31, 2011, loans (excluding loans held for sale) accounted for 58.0% and 60.0% of earning assets, respectively.  The loan-to-deposit ratio at September 30, 2012 was 68.2% as compared to 69.8% at December 31, 2011. Investment securities increased from $206.7 million at December 31, 2011 to $215.3 million at September 30, 2012.  Deposits increased by $9.9 million to $474.5 million at September 30, 2012 as compared to $464.6 million at December 31, 2011.  The increase in deposits was partially used to prepay a $4.0 million Federal Home Loan Bank advance.  This advance was scheduled to mature in the first quarter of 2013.

During the first nine months of 2012, as previously discussed, we sold eight below investment grade non-agency MBSs and on corporate investment grade security with a total book value of approximately $11.7 million.  The loss on the sale of these securities was approximately $2.1 million and was offset by the sale of agency mortgage backed and municipal securities for a gain of the approximate same amount.  The sales of these non-agency MBSs have served to significantly reduce the level of securities on our balance sheet that are rated below investment grade.  The cash generated from these transactions was reinvested in the investment portfolio in securities with a risk rating of 20% or less, thus further improving our risk based capital ratios.  As previously noted, these downgraded investments have been under a great deal of scrutiny by our primary regulatory agency as a result of being downgraded.  We have further discussed that, in our opinion, the rating system and the regulatory concerns do not properly reflect the overall credit risk in this type of multi-obligor securities since neither adequately considers the price paid by the holder of the bond.  The decreased level of these below investment grade securities provides for improved regulatory capital ratios since the proceeds are primarily invested in lower regulatory risk weighted assets, as well as reduces the regulatory concern related to the downgraded securities portfolio.  As of September 30, 2012, the total book value of securities (four securities) rated below investment grade in our portfolio amounted to $1.7 million.  As previously noted, management continues to monitor the remaining portfolio with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of the securities may be sold or are other-than temporarily impaired, which would require a charge to earnings in such period.

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

The following table shows the composition of the loan portfolio by category:

	September 30,		December 31,
	2012		2011
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$19,469	6.0%	$20,608	6.4%
Real estate:
Construction	11,739	3.6%	11,767	3.6%
Mortgage — residential	36,861	11.4%	38,337	11.8%
Mortgage — commercial	223,595	69.1%	220,288	67.9%
Consumer:
Home Equity	26,778	8.3%	27,976	8.6%
Other	5,092	1.6%	5,335	1.7%
Total gross loans	323,534	100.0%	324,311	100.0%
Allowance for loan losses	(4,695)		(4,699)
Total net loans	$318,839		$319,612

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

We entered into a five year interest rate swap agreement on October 8, 2008 that expires on October 8, 2013. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At September 30, 2012 and December 31, 2011, the fair value of the contract was a negative $418 thousand and $602 thousand, respectively. A fair value adjustment for the swap of ($57 thousand) and ($185 thousand) was recognized in other income for the nine month periods ended September 30, 2012 and 2011, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
+200bp	+6.68%	+ 7.88%	+ 3.49%	+3.05%
+100bp	+3.99%	+ 4.78%	+ 2.08%	+2.06%
Flat	—	—	—	—
-100bp	-8.40%	- 9.51%	- 6.50%	-7.48%
-200bp	-12.56%	- 15.23%	- 11.20%	-12.91%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 8.15%, 10.29%, 3.24% and 2.70%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represents 36.4% of total assets at September 30, 2012.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to changes in interest rates, and thus less reliable sources of funding for liquidity purposes.  At September 30, 2012, the amount of certificates of deposits of $100 thousand or more represented 15.9% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2012, we had issued commitments to extend credit of $44.8 million, including $25.7 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 9.0% and 8.1% of total assets at September 30, 2012 and December 31, 2011, respectively.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million, with two financial institutions, although these have not been utilized in 2011 or 2012.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the repo line.  The Federal Home Loan Bank of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  Generally, to be considered adequately capitalized, the OCC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios are 4.0%, 8.0% and 4.0%, respectively.  As previously noted, effective October 1, 2012, we completed a planned conversion of our Bank from a national bank charter to a state bank charter (as a non-member bank).  As a result, our Bank’s primary federal regulator is now the FDIC rather than the OCC.  The required regulatory capital ratios to be “adequately” capitalized and “well” capitalized remain the same under the FDIC.

The OCC notified the Bank that, effective June 28, 2012, it is no longer subject to the Individual Minimum Capital

Ratios established for the Bank on February 24, 2010, which had required the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%.  These regulatory capital ratios for the Bank were 10.08%, 17.05% and 18.31%, respectively, as of September 30, 2012, as compared to 9.27%, 15.12%, and 16.38%, respectively, at December 31, 2011. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.56%, 17.86%, and 19.80%, respectively, at September 30, 2012, as compared to 9.40%, 15.33% and 17.25%, respectively, at December 31, 2011.  Accordingly, both the Bank and the Company are considered to be “well capitalized” as of September 30, 2012.  Management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.

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

As previously noted, on July 27, 2012, the Company closed its public offering of common stock.  The offering resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million.  Net proceeds were approximately $13.8 million after deducting underwriting, discount, commissions and other estimated expenses.

We used the proceeds of the public offering to repurchase all 11,350 outstanding shares of our Series T preferred stock originally issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program.  In addition, on October 25, 2012, the U.S. Treasury accepted our bid to repurchase the warrant for 195,915 shares of our common stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program.  The repurchase price was $297,500. The repurchase of the warrants was closed on November 1, 2012.

The balance of the proceeds from the public offering will be used for general corporate purposes, including contributing a portion of the proceeds to the Bank as additional capital to support organic growth and, potentially, opportunistic acquisitions that meet our investment criteria.

In June 2012, the Federal Reserve approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the OCC after each agency has completed its approval process. The comment period on the NPRs expired on October 22, 2012. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$330,263	$13,804	5.58%	$329,843	$14,376	5.83%
Securities:	204,212	3,669	2.40%	204,040	4,854	3.18%
Federal funds sold and securities purchased under agreements to resell	17,976	61	0.45%	16,230	58	0.48%
Total earning assets	552,451	17,534	4.24%	550,113	19,288	4.69%
Cash and due from banks	8,580			7,830
Premises and equipment	17,417			17,818
Other assets	27,032			33,063
Allowance for loan losses	(4,741)			(4,841)
Total assets	$600,739			$603,983
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$88,815	120	0.18%	$81,710	217	0.36%
Money market accounts	51,932	120	0.31%	48,748	165	0.45%
Savings deposits	38,390	37	0.13%	31,541	38	0.16%
Time deposits	201,601	2,196	1.46%	221,766	3,137	1.89%
Other borrowings	72,710	1,772	3.26%	89,949	2,030	3.02%
Total interest-bearing liabilities	453,448	4,245	1.25%	473,714	5,587	1.58%
Demand deposits	89,915			82,007
Other liabilities	5,436			4,872
Shareholders’ equity	51,940			43,390
Total liabilities and shareholders’ equity	$600,739			$603,983

Cost of funds, including demand deposits			1.04%			1.34%
Net interest spread			2.99%			3.11%
Net interest income/margin		$13,289	3.21%		$13,701	3.33%
Net interest income/margin FTE basis	$190	$13,479	3.26%	$18	$13,719	3.33%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$330,106	$4,548	5.48%	$325,008	$4,747	5.86%
Securities:	208,769	1,079	2.06%	212,425	1,618	3.06%
Federal funds sold and securities purchased	24,315	23	0.38%	14,486	17	0.47%
Total earning assets	563,190	5,650	3.99%	551,919	6,382	4.64%
Cash and due from banks	8,698			8,397
Premises and equipment	17,394			17,684
Other assets	25,483			32,949
Allowance for loan losses	(4,745)			(4,833)
Total assets	$610,020			$606,116

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$91,778	$37	0.16%	$85,519	$69	0.32%
Money market accounts	53,328	36	0.27%	50,220	54	0.43%
Savings deposits	39,955	13	0.13%	32,275	12	0.15%
Time deposits	195,230	652	1.33%	218,948	979	1.79%
Other borrowings	72,460	583	3.20%	86,280	640	2.98%
Total interest-bearing liabilities	452,751	1,321	1.16%	473,242	1,754	1.49%
Demand deposits	93,098			82,252
Other liabilities	5,723			5,585
Shareholders’ equity	58,448			45,037
Total liabilities and shareholders’ equity	$610,020			$606,116

Cost of funds, including demand deposits			0.97%			1.27%
Net interest spread			2.83%			3.15%
Net interest income/margin		$4,329	3.06%		$4,628	3.36%
Net interest income/margin FTE basis	$94	$4,423	3.12%	$5	$4,633	3.37%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30,  2012 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2011.  See the “Market Risk Management’s subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101              The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated

Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (1)

(1)           As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION

(REGISTRANT)

Date:	November 13, 2012	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2012	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101         The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (1)

(1)           As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.