Form 10-K
period 2012-12-31
FIRST COMMUNITY CORP /SC/
filed 2013-03-28
CIK 932781

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $23,976,112 based on the closing sale price of $8.00 on June 30, 2012, as reported on The NASDAQ Capital Market. 5,290,452 shares of the issuer's common stock were issued and outstanding as of March 23, 2013.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2013.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

        This report, including information included or incorporated by reference in this document, contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "continue," "assume," "believe," "intend," "plan," "forecast," "goal," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the "SEC") and the following:

  •
  credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

  •
  the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

  •
  restrictions or conditions imposed by our regulators on our operations;

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

  •
  changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

  •
  general economic conditions resulting in, among other things, a deterioration in credit quality;

  •
  changes occurring in business conditions and inflation;

  •
  changes in access to funding or increased regulatory requirements with regard to funding;

  •
  increased cybersecurity risk, including potential business disruptions or financial losses;

  •
  changes in deposit flows;

  •
  changes in technology;

  •
  changes in monetary and tax policies;

  •
  changes in accounting policies and practices;

  •
  the rate of delinquencies and amounts of loans charged-off;

  •
  the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

  •
  our ability to maintain appropriate levels of capital;

  •
  our ability to attract and retain key personnel;

  •
  our ability to retain our existing clients, including our deposit relationships;

  •
  adverse changes in asset quality and resulting credit risk-related losses and expenses;

  •
  loss of consumer confidence and economic disruptions resulting from terrorist activities; and

  •
  other risks and uncertainties described under "Risk Factors" below.

        Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We undertake no obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

 PART I

Item 1.    Business.

  General

        First Community Corporation (the "Company"), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank (the "Bank"), which commenced operations in August 1995 as a national banking association. On October 1, 2012, the Bank converted from a national bank charter to a South Carolina state bank charter and the bank name was changed from First Community Bank, NA to First Community Bank. As a national bank, the Bank's primary federal regulator was the Office of the Comptroller of the Currency (the "OCC"). Subsequent to the conversion to a state bank charter, the Bank's primary federal regulator is the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions (the "S.C. Board").

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

  Location and Service Area

        The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. These counties, which we refer to as the "Midlands" region of South Carolina, had an estimated aggregate population of 756,239 (July 2011 estimates based on survey changes to 2010 U.S. Census data) and total deposits of approximately $15.3 billion as of June 30, 2012 according to the most recent data published by the FDIC. Lexington County, which is home to six of our Bank's branch offices, had a population of 267,129 (according July 2011 estimates) and total deposits of $3.4 billion as of June 30, 2012. As of December 31, 2012, approximately $232 million, or 48.8%, of our total deposits are located in Lexington County. Richland County, in which we have two branches, is the largest county in South Carolina with a population of 389,116 and total deposits of $10.9 billion as of June 30, 2012. Columbia, which is located within Richland County, is South Carolina's capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston. Intersected by three major interstate highways (I-20, I-77 and I-26), Columbia's strategic location has contributed greatly to its commercial appeal and growth.

        We serve attractive banking markets with long-term growth potential and a well educated employment base that helps to support our diverse and relatively stable local economy. According to

2010 U.S. Census Data, Lexington, Richland, Kershaw and Newberry counties had median household incomes of $52,205, $47,922, $44,064 and $41,815, respectively, compared to $43,939 for South Carolina as a whole. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in our market area, each of which employs in excess of 3,000 people, are Fort Jackson Army Post, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical center. In addition, Amazon has built a distribution center that is expected to add approximately 2,000 full-time jobs to our market area when fully operational. The Company believes that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

  Banking Services

        We offer a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (currently, $250,000, subject to aggregation rules).

        We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank's level of capital. Based upon the capitalization of the Bank at December 31, 2012, the maximum amount we could lend to one borrower is $9.2 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

        We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulators, the FDIC and the SCBFI.

  Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2012, there were 24 financial institutions operating approximately 196 offices in Lexington, Richland, Kershaw and Newberry Counties. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

  Market Share

        As of June 30, 2012, the most recent date for which market data is available, total deposits in the Bank's primary market area, Lexington, Richland, Kershaw and Newberry Counties, were over $15.2 billion. At June 30, 2012, our deposits represented 3.1% of the market.

  Employees

        As of December 31, 2012, we had 158 full-time employees. We believe that our relations with our employees are good.

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

        Following a 2012 on-site examination of the Bank, the OCC notified the Bank that, effective June 28, 2012, the Bank was no longer subject to the Formal Agreement that it entered into with the OCC in 2010. The OCC also notified the Bank that, effective June 28, 2012, it was no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010, which had required the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%. The general regulatory minimums to be well-capitalized are a Tier 1 leverage capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. These regulatory capital ratios for the Bank were 10.34%, 16.87% and 18.12%, respectively, as of December 31, 2012. In addition, the Federal Reserve Bank of Richmond notified the Company that, effective July 10, 2012, the Company was no longer subject to the Memorandum of Understanding that it had entered into with the Federal Reserve Bank of Richmond in December of 2011 (which had terminated and replaced a Memorandum of Understanding entered into in June of 2010) (the "MOU").

  First Community Corporation

        We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve Board") under the Bank Holding Company Act and its regulations promulgated there under. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve Board approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

        The Federal Reserve Board also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities' additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

        Capital Requirements.    The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under "First Community Bank—Capital Regulations." Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "First Community Bank—Dividends." We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Dividends.    Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve Board. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

        In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in "First Community Bank—Dividends."

        South Carolina State Regulation.    As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the S.C. Board. We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the S.C. Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

  First Community Bank

        As noted above, on October 1, 2012, the Bank converted from a national bank charter to a South Carolina state bank charter and the bank name was changed from First Community Bank, NA to First Community Bank. Subsequent to the conversion to a state bank charter, the Bank's primary federal regulator is the FDIC. In addition, the Bank is regulated and examined by the S.C. Board. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000, pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") signed into law by the U.S. President on July 21, 2010. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts through December 31, 2012 through the Transaction Account Guarantee program. The Transaction Account Guarantee program expired as of January 1, 2013 and these accounts are now insured up to the maximum $250,000 noted above.

        The S.C. Board and the FDIC regulate or monitor virtually all areas of the Bank's operations, including:

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

        The FDIC requires that the Bank maintain specified capital ratios of capital to assets and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

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

        Prompt Corrective Action.    The FDICIA established a "prompt corrective action" program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The FDIC and the other federal banking regulators are permitted to take increasingly severe action as a bank's capital position or financial condition declines below the "Adequately Capitalized" level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC's regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

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

        If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution's total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

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

        In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve Board, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the

Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issues identified in the large volume of public comments received. The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The ultimate impact of the US implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations. At this point, the Company cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

        Standards for Safety and Soundness.    The Federal Deposit Insurance Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Regulatory Examination.    The FDIC also requires the Bank to prepare annual reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

        Effective July 21, 2011, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

        Dividends.    The Company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

        Branching.    Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the S.C. Board. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

        Community Reinvestment Act.    The CRA requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

        The Gramm-Leach-Bliley Act (the "GLBA") made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

        Financial Subsidiaries.    Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

        Insurance of Accounts and Regulation by the FDIC.    The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank's regulatory authority an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2012 equaled 1.75 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program ("TARP"). The Treasury also allocated $250 billion towards the TARP Capital Purchase Program ("CPP"), pursuant to which Treasury purchased debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

        On November 21, 2008, as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury, pursuant to which the Company sold (i) 11,350 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 195,915 shares of the Company's common stock for an aggregate purchase price of $11,350,000 in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The CPP Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.69 per share of the common stock.

        On August 29, 2012, we repurchased $3.78 million of our Series T Preferred Stock from the Treasury through a modified Dutch auction process. This represented 3,780 shares of the original 11,350 shares of Series T Preferred Stock sold to the Treasury pursuant to the CPP. On October 8, 2012, we completed the repurchase of the remaining 7,570 shares of the Series T Preferred Stock from third party investors who bought the shares on August 29, 2012 in the Dutch auction conducted by the

Treasury. In addition, on October 25, 2012, the Treasury accepted our bid to repurchase the CPP Warrant to purchase 195,915 shares of our common stock. The repurchase price agreed upon was $297,500. The repurchase of the CPP Warrant from the Treasury completely eliminated its equity stake in the Company through the TARP CPP.

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

        On July 21, 2010, the US President signed into law the Dodd-Frank Act. The Dodd-Frank Act created a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also created a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase the Company's operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

  •
  The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, such as the Company. The Dodd-Frank Act also stipulated capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness practices.

  •
  The Dodd-Frank Act permanently increased the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extended unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments, which are now based on a financial institution's average consolidated total assets less tangible equity capital. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective

    July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

  •
  The Dodd-Frank Act required publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorized the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

  •
  Effective July 21, 2011, the Dodd-Frank Act prohibited a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

  •
  The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are able to enter new markets more freely.

  •
  Effective July 21, 2012, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act now applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012. Effective July 21, 2012, the Dodd-Frank Act also prohibited an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

  •
  The Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Bank, the restrictions could negatively impact bankcard income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

  •
  The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB"), which granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. In addition, the Dodd-Frank Act allowed borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. On January 13, 2013, the CFPB published final rules to, among other things, define "qualified mortgage" and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower's "income and assets" to include all "information" that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permitted states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issues identified in the large volume of public comments received. The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The ultimate impact of the US implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations. At this point the Company cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

        The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $204.9 million in 2012, as compared to $205.7 million in 2011. This represents 37.0% and 37.4% of the average earning assets for the year ended December 31, 2012 and 2011, respectively. At December 31, 2012, the portfolio was 37.1% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

        Since the last half of 2007, the bond markets and many institutional holders of bonds have been under a great deal of stress partially as a result of the ongoing recessionary economic conditions. At December 31, 2012, we had mortgage-backed securities ("MBSs"), including collateralized mortgage obligations ("CMOs"), with a fair value of $112.1 million. Of these, approximately $109.4 million were issued by government sponsored enterprises ("GSEs") and $2.7 million by private label issuers. In 2008 and 2009, the private label MBSs and CMOs we own incurred rating agency downgrades, many to below investment grade. At December 31, 2012, four of our private label MBSs and CMOs with a carrying value of $1.6 million have been downgraded below investment grade.

        Delinquencies on the underlying mortgages on all mortgage securities increased dramatically throughout 2008 through 2011and continue to remain at high levels at December 31, 2012. We monitor these investments on a monthly basis. Increasing delinquencies and defaults in the underlying mortgages have resulted in recognizing OTTI during 2009, 2010, 2011 and 2012(see Note 4 to the financial statements). In evaluating these securities for OTTI, we use assumptions relative to continued defaults rates, loss severities on the underlying collateral and prepayment speeds. Differences in actual experience and the assumptions used could result in a loss of earnings as a result of further OTTI charges, all of which could have a material adverse effect on our financial condition and results of operations.

        Our other investments include municipal and corporate debt securities. As of December 31, 2012, we had municipal securities with an approximate fair value of $32.4 million and corporate debt and other securities with an approximate fair value of $2.4 million. At December 31, 2012 all of the municipal and corporate debt securities were rated investment grade. There is a risk that deterioration in the underlying issuer's financial condition or the underlying collateral could result in OTTI charges in future periods.

        On September 7, 2008, the Treasury, the Federal Reserve Board and the Federal Housing Finance Agency ("FHFA") announced that FHFA was placing the Federal Home Loan Mortgage Corporation (the "FHLMC") under conservatorship. Due to these actions, we took an OTTI charge of $8.1 million in the third quarter of 2008 relating to the Freddie Mac preferred stock that we held. This charge, along with our second quarter of 2008 charge of $6.1 million related to our investment in preferred stock issued by Freddie Mac, eliminated any further direct material exposure in our investment portfolio to Freddie Mac equity securities.

        As of December 31, 2012 and 2011, our securities, all of which are classified as "Available for Sale", which have unrealized losses were not considered to be "other than temporarily impaired," and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

        Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2012, approximately 78.4% of our loan portfolio (excluding loans held for sale) is composed of construction (3.9%), commercial mortgage (68.2%) and commercial loans (6.3%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

         A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2012, approximately 92.1% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

         We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

        As of December 31, 2012, we had approximately $237.0 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 71.3% of our total loans outstanding as of that date. Approximately 31.9%, or $75.7 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

        Our commercial real estate loans have grown 3.27%, or $7.5 million, since December 31, 2011. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

         Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

        At December 31, 2012, commercial business loans comprised 6.3% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

         Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continuing uncertainty into 2013. As a result, commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

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

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area. The current economic downturn has negatively affected the markets in which we operate and, in turn, the size and quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in reductions in the size of our loan portfolio and the continued deterioration of the quality of our loan portfolio and could reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 79.8% of our interest income for the year ended December 31, 2012. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, there may be less demand for new loans and borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real e175.0state or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

         Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

        The FDIC insures deposits at FDIC-insured depository institutions, such as the bank, up to applicable limits. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC's Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

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

        We are subject to Federal Reserve Board regulation. Our Bank is subject to extensive regulation, supervision, and examination by the FDIC, the regulating authority that insures customer deposits, and the S.C. Board. Also, as a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our Bank under these laws could have a material adverse effect on our results of operations.

         We are exposed to further changes in the regulation of financial services companies.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve Board established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While we are not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. On June 7, 2012, the Federal Reserve, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issued identified in the large volume of public comments received. The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. See "Risk Factors—The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain" below. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See "Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our Bank" above.

         The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

        On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III calls for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions, to be phased in over time until fully phased in by January 1, 2019. Any regulations adopted for systemically significant institutions may also be applied to or otherwise impact other financial institutions such as the Company or the Bank.

        Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve Board. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

        In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

        The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2012, approximately $6.6 million of our loans, or 10.0% of our bank's regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which five loans totaling approximately $690 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank's capital. At December 31, 2012, $4.8 million of our commercial loans, or 7.3% of our bank's regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

         We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

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

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

        Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank's ability to pay cash dividends to the Company and by our need to maintain sufficient capital to support our operations. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. If our Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

         Our stock price may be volatile, which could result in losses to our investors and litigation against us.

        Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts' recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources from our normal business.

         Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

        Although our common stock is listed for trading on the NASDAQ Capital Market, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

         Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

        We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing shareholders.

        If we determine, for any reason, that we need to raise capital, subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If we issue preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of our common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing shareholders.

         A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

        We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

        As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers' or other third parties' confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, including the South Carolina Department of Revenue, which had customer records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

        While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures tin the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

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

        We have net operating loss ("NOL") carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. Our use of our NOL carryforwards would be limited, however, under Section 382 of the Internal Revenue Code, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public "groups" of shareholders as set forth under Section 382 of the Internal Revenue Code, including those arising from new stock issuances and other equity transactions.

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

        Prosperity Property.    We operate a branch office at 101 N. Wheeler Avenue, Prosperity, South Carolina 29127. This office was acquired in connection with the DutchFork merger. The banking facility is approximately 1,300 square feet and is located on a .31 acre lot. The total cost of the facility and land was approximately $175 thousand. This property is owned by the Bank. On December 27, 2012, we purchased 1.23 acres directly adjacent to the existing branch for $222 thousand. This additional land, along with existing property, will be used to replace the existing facility.

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

        Highway 219 Property.    A .61 acre lot located on highway 219 in Newberry County was acquired in connection with the DutchFork merger. This lot may be used for a future branch location but no definitive plans have been made. The current value of this lot is approximately $250 thousand. This property is owned by the Bank.

Item 3.    Legal Proceedings.

        In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        As of March 15, 2013, there were approximately 1,502 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of "FCCO." Prior to January 15, 2003, our stock was quoted on the OTC Bulletin Board under the trading symbol "FCCO.OB." The following table sets forth the high and low sales price information as reported by NASDAQ in 2012 and 2011, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2012
Quarter ended March 31, 2012	$8.00	$5.98	$0.04
Quarter ended June 30, 2012	$8.80	$7.65	$0.04
Quarter ended September 30, 2012	$8.60	$7.84	$0.04
Quarter ended December 31, 2012	$8.68	$8.15	$0.04
2011
Quarter ended March 31, 2011	$6.75	$5.40	$0.04
Quarter ended June 30, 2011	$7.35	$6.44	$0.04
Quarter ended September 30, 2011	$7.00	$6.17	$0.04
Quarter ended December 31, 2011	$6.60	$5.42	$0.04

        Notwithstanding the foregoing, the future dividend policy of the Company is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of the Bank to pay dividends to us. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board.

Item 6.    Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$602,925	$593,887	$599,023	$605,827	$650,233
Loans held for sale	9,658	3,725	—	—	—
Loans	332,111	324,311	329,954	344,187	332,964
Deposits	474,977	464,585	455,344	449,576	423,798
Total common shareholders' equity	54,183	36,759	30,762	30,501	57,306
Total shareholders' equity	54,183	47,896	41,797	41,440	68,156
Average shares outstanding, basic	4,144	3,287	3,262	3,252	3,203
Average shares outstanding, diluted	4,172	3,287	3,262	3,252	3,203
Results of Operations:
Interest income	$23,002	$25,526	$27,511	$30,981	$33,008
Interest expense	5,428	7,209	9,374	13,104	15,810
Net interest income	17,574	18,317	18,137	17,877	17,198
Provision for loan losses	496	1,420	1,878	3,103	2,129
Net interest income after provision for loan losses	17,078	16,897	16,259	14,774	15,069
Non-interest income (loss)	7,929	5,710	3,017	3,543	(10,056)
Securities gains (losses)	26	575	827	1,489	(28)
Non-interest expenses	19,445	18,401	17,684	16,580	15,539
Impairment of goodwill	—	—	—	27,761	—
Income (loss) before taxes	5,588	4,781	2,419	(24,535)	(10,554)
Income tax expense (benefit)	1,620	1,457	565	696	(3,761)
Net income (loss)	3,968	3,324	1,854	(25,231)	(6,793)
Amortization of warrants	72	102	96	89	9
Preferred stock dividends, including discount accretion and redemption costs	604	568	568	567	62
Net income (loss) available to common shareholders	3,292	2,654	1,190	(25,887)	(6,864)
Per Share Data:
Basic earnings (loss) per common share	$0.79	$0.81	$0.36	$(7.95)	$(2.14)
Diluted earnings (loss) per common share	0.79	0.81	0.36	(7.95)	(2.14)
Book value at period end	10.37	11.11	9.41	9.38	17.76
Tangible book value at period end	10.23	10.83	9.14	8.92	8.50
Dividends per common share	0.16	0.16	0.16	0.24	0.32
Asset Quality Ratios:
Non-performing assets to total assets(4)	1.45%	2.16%	2.20%	1.38%	0.39%
Non-performing loans to period end loans	1.44%	1.67%	1.90%	1.50%	0.54%
Net charge-offs to average loans	0.17%	0.50%	0.54%	0.84%	0.34%
Allowance for loan losses to period-end total loans	1.39%	1.45%	1.49%	1.41%	1.38%
Allowance for loan losses to non-performing assets	52.77%	35.83%	37.39%	58.21%	178.53%
Selected Ratios:
Return on average assets:
GAAP earnings (loss)	0.55%	0.44%	0.20%	(3.90)%	(1.10)%
Operating earnings(3)	0.55%	0.44%	0.20%	0.39%	0.48%
Return on average common equity:
GAAP earnings (loss)	7.40%	7.98%	3.73%	(49.66)%	(11.11)%
Operating earnings (loss)(3)	7.40%	7.98%	3.73%	4.98%	4.82%
Return on average tangible common equity:
GAAP earnings (loss)	7.55%	8.16%	3.87%	(89.13)%	(21.60)%
Operating earnings (loss)(3)	7.55%	8.16%	3.87%	8.94%	9.37%
Efficiency Ratio(1)	74.82%	75.55%	73.07%	73.47%	72.74%
Noninterest income to operating revenue(2)	31.16%	25.55%	17.48%	21.97%	19.78%
Net interest margin	3.22%	3.33%	3.26%	3.10%	3.16%
Equity to assets	8.99%	8.06%	6.97%	6.84%	10.48%
Tangible common shareholders' equity to tangible assets	8.88%	6.04%	5.00%	4.80%	4.42%
Tier 1 risk-based capital	17.33%	15.33%	13.73%	12.41%	12.58%
Total risk-based capital	18.58%	17.25%	14.99%	13.56%	13.73%
Leverage	10.63%	9.40%	8.79%	8.41%	8.28%
Average loans to average deposits(5)	70.33%	70.59%	73.53%	76.99%	75.45%

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

(5)
Includes loans held for sale.

Reconciliations

        The following is a reconciliation for the five years ended December 31, 2012, of net income (loss) as reported for generally accepted accounting principles ("GAAP") and the non-GAAP measure referred to throughout our discussion of "operating earnings."

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Net income (loss), as reported (GAAP)	$3,968	$3,324	$1,854	$(25,231)	$(6,793)
Add: Income tax expense (benefit)	1,620	1,457	565	696	(3,761)

	5,588	4,781	2,419	(24,535)	(10,554)
Non-operating items:
Goodwill impairment charge	—	—	—	27,761	—
Other-than-temporary-impairment on FHLMC preferred shares	—	—	—	—	14,325

Pre-tax operating earnings	5,588	4,781	2,419	3,226	3,771
Related income tax expense	1,620	1,457	565	696	825

Operating earnings, (net income, excluding non operating items)	$3,968	$3,324	$1,854	$2,530	$2,946

        The following is a reconciliation for the five years ended December 31, 2012, of non-interest income (loss) as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest income (loss).

(Dollars in thousands)	2012	2011	2010	2009	2008
Non-interest income (loss), as reported (GAAP)	$7,955	$6,285	$3,844	$5,032	$(10,084)
Non-operating items:
Other-than-temporary-impairment charge	—	—	—	—	14,325

Operating non-interest income	$7,955	$6,285	$3,844	$5,032	$4,241

        The following is a reconciliation for the five years ended December 31, 2011, of non-interest expense as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest expense.

(Dollars in thousands)	2012	2011	2010	2009	2008
Non-interest expense, as reported (GAAP)	$19,445	$18,401	$17,684	$44,341	$15,539
Non-operating items:
Impairment of goodwill	—	—	—	27,761	—

Operating non-interest expense	$19,445	$18,401	$17,684	$16,580	$15,539

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

        The following discussion describes our results of operations for 2012, as compared to 2011 and 2010, and also analyzes our financial condition as of December 31, 2012, as compared to December 31, 2011. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2012, 2011 and 2010 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Developments

        Following a 2012 on-site examination of the Bank, the OCC notified the Bank that, effective June 28, 2012, the Bank was no longer subject to the Formal Agreement that it entered into with the OCC in 2010. The OCC also notified the Bank that, effective June 28, 2012, it was no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010, which had required the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%. The general regulatory minimums to be well-capitalized are a Tier 1 leverage capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. These regulatory capital ratios for the Bank were 10.34%, 16.87% and 18.12%, respectively, as of December 31, 2012. The Bank is well-capitalized for regulatory purposes. In addition, the Federal Reserve Bank of Richmond notified the Company that, effective July 10, 2012, the Company is no longer subject to the MOU that it had entered into with the Federal Reserve Bank of Richmond in December of 2011.

        On July 27, 2012, the Company closed a public offering of common stock. The offering resulted in the issuance of a total of 1,875,000 shares of common stock at $8.00 per share, including 244,565 shares granted to the underwriters to cover overallotments, resulting in gross proceeds of $15 million. Net proceeds were approximately $13.8 million after deducting underwriting, discount, commissions and other estimated expenses.

        On August 29, 2012, we repurchased $3.78 million of our Series T Preferred Stock from the Treasury through a modified Dutch auction process. This represented 3,780 shares of the original 11,350 shares of preferred stock sold to the Treasury in November 2008 pursuant to the TARP CPP. The remaining 7,570 shares of Series T Preferred Stock were purchased in this same auction by third party investors unrelated to the Company. The auction price was $982.83 per share, which we believe was the highest price paid through that date for a company's shares in the Treasury's TARP preferred stock auctions.

        Between September 30, 2012 and October 8, 2012, we repurchased or redeemed the remaining shares of Series T Preferred Stock from the third party investors at par. The repurchase amount, including those repurchased directly from the Treasury, included related non-recurring expenses in the amount of $119 thousand including attorney costs, accounting costs, and Treasury underwriter costs. In addition, we recorded a charge for the remaining discount accretion of approximately $159 thousand.

        On October 1, 2012, we completed a planned conversion from a national bank charter to a South Carolina state bank charter as a non-member bank. It is anticipated that this conversion will reduce certain regulatory examination costs in the future.

        On October 25, 2012, the Treasury accepted our bid to repurchase the CPP Warrant to purchase 195,915 shares of our common stock issued to the Treasury pursuant to the TARP CPP. The repurchase price agreed upon was $297,500, and the transaction was completed in the fourth quarter of 2012. The settlement of the CPP Warrant completely eliminated the Treasury's equity stake in the Company through the TARP CPP.

        On November 15, 2012, we redeemed the $2.5 million of outstanding subordinated debt at par which was issued in November 2011.

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

        The evaluation and recognition of other-than-temporary impairment ("OTTI") on certain investments including our private label mortgage-backed securities requires significant judgment and estimates. Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security. Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 4 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the years ended December 31, 2012, 2011 and 2010.

  Results of Operations

        Our net income was $4.0 million, or $0.79 diluted earnings per common share, for the year ended December 31, 2012, as compared to net income of $3.3 million, or $0.81 diluted earnings per common share, for the year ended December 31, 2011. During 2012, we continued to control our growth in assets by reducing funding from FHLB borrowings and certificates of deposits greater than $100,000. We were able to grow loans (excluding loans held for sale) by $7.8 million from December 31, 2011 to December 31, 2012 despite the continued slow economic environment. Average loan balances increased slightly during 2012 to $331.6 million compared to $329.5 million in 2011.

        Net interest income decreased $743 thousand in 2012 from $18.3 million in 2011. The decrease in net interest income is due to the continuation of historically low interest rates throughout 2011 and 2012. The net interest margin, on a tax equivalent basis, during 2012 was 3.22% as compared to 3.33% during 2011. See below under "Net Interest Income" and "Market Risk and Interest Rate Sensitivity" for a further discussion about the effect of the increase in net interest margin. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.95% in 2012 as compared to 3.11% in 2011. The provision for loan losses was $496 thousand in 2012 as compared to $1.4 million in 2011. The reduction in the provision for loan losses reflects lower net charge-offs and an improvement in our credit quality measures over the last year. Non-interest income was $8.0 million in 2012 as compared to $6.3 million in 2011. This increase was primarily due to increased mortgage origination fees as a result of the expansion of this business through the acquisition of Palmetto South Mortgage Corporation "PSMC" in the second half of 2011. Non-interest expense increased to $19.4 million in 2012 as compared to $18.4 million in 2011. As discussed below under "Non-interest income and expense," the increase is attributable to increases in salary and benefits of $1.6 million in 2012as compared to 2011.

        Net interest income increased $180 thousand in 2011 from $18.1 million in 2010 to $18.3 million in 2011. The increase in net interest income was primarily due to the increase in the net interest margin in 2011 as compared to 2010. The impact of the improvement in net interest margin was somewhat offset by a decrease in average earning assets of $5.5 million from $556.0 million during 2010 to $550.5 million in 2011. The net interest margin, on a tax equivalent basis, during 2010 was 3.28%, as compared to 3.33% during 2011. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.11% in 2011, as compared to 3.01% in 2010. The provision for loan losses was $1.9 million in 2010 as compared to $1.4 million in 2011. Non-interest income was $3.8 million in 2010 as compared to $6.3 million in 2011. This increase is primarily due to lower other-than-temporary-impairment charges, and increases in both mortgage origination fees and fee income on investment advisory services and commission on sale of non-deposit products in 2011 as compared to 2010. Non-interest expense increased to $18.4 million in 2011 as compared to $17.7 million in 2010. As discussed below under "Non-interest income and expense," the increase is primarily attributable to increases in salary and benefits of $578 thousand in 2011 as compared to 2010.

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

        Net interest income totaled $17.6 million in 2012, $18.3 million in 2011 and $18.1 million in 2010. The yield on earning assets was 4.15%, 4.64%, and 4.95% in 2012, 2011 and 2010, respectively. The rate paid on interest-bearing liabilities was 1.20%, 1.53%, and 1.94% in 2012, 2011, and 2010, respectively. The fully taxable equivalent net interest margin was 3.22% in 2012, 3.33% in 2011 and 3.28% in 2010. Our loan to deposit ratio on average during 2012 was 70.3%, as compared to 70.6% during 2011 and 73.5% during 2010. Loans typically provide a higher yield than other types of earning assets, and thus, one of our goals is to grow the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2012, the loan (including held for sale) to deposit ratio was 71.9%.

        The net interest margin decreased in 2012 as compared to 2011. Starting in early 2008 and continuing through 2012, interest rates have been at historic lows. The yield on earning assets decreased by 49 basis points and our cost of funds decreased by 33 basis points in 2012 as compared to 2011. This resulted in a decrease in our net interest spread of 16 basis points in 2012 as compared to 2011. Continued historically low interest rates have impacted our ability to reduce funding cost in relation in proportion to the decline in earning asset yields. As a result, we continued to control the growth of our balance sheet and increased our funding from lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money market accounts and savings deposits). During 2012, the average balance in these accounts increased by $26.0 million as compared to 2011. This change in the mix of funding sources has lessened the impact of the significant decline in our yield on earning assets. Our average borrowings and time deposits, which are typically the higher costing funding source, decreased $36.9 million and $18.6 million, respectively, in 2012 as compared to 2011. Throughout 2012, time deposits and borrowed funds represented 59.9% of our total interest bearing funding sources and in 2011 these balances represented 65.1% of our interest bearing funding sources.

        The net interest margin showed slight improvement in 2011 as compared to 2010. The yield on earning assets decreased by 31 basis points and our cost of funds decreased by 41 basis points in 2011 as compared to 2010. This resulted in an increase in our net interest spread of 10 basis points in 2011 as compared to 2010. Close monitoring of time deposit pricing as well as reducing the level of borrowed funds enabled our cost of funds to decline more than the yield on earning assets between the two periods. Our average borrowings and time deposits, which are typically the higher costing funding source, decreased $18.6 million and $14.8 million, respectively, in 2011 as compared to 2010. During 2011, the average balance in the lower cost sources of funding increased by $26.9 million as compared to 2010. This change in the mix of funding sources contributed to the improvement in our margin between the two periods. Throughout 2011, time deposits and borrowed funds represented 65.1% of our total interest bearing funding sources and in 2010 these balances represented 70.3% of our interest bearing funding sources.

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

	Year ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$331,564	$18,361	5.54%	$329,534	$19,110	5.80%	$337,143	$19,851	5.89%
Securities	204,926	4,557	2.22%	205,744	6,342	3.08%	194,426	7,566	3.89%
Other short-term investments(2)	17,234	84	0.49%	15,178	74	0.49%	24,420	94	0.38%

Total earning assets	553,724	23,002	4.15%	550,456	25,526	4.64%	555,989	27,511	4.95%

Cash and due from banks	8,643			7,992			7,556
Premises and equipment	17,388			17,759			18,343
Intangible assets	832			740			1,189
Other assets	25,556			31,791			30,755
Allowance for loan losses	(4,843)			(4,823)			(4,882)

Total assets	$601,300			$603,915			$608,950

Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	$89,734	151	0.17%	$83,625	270	0.32%	$70,138	359	0.51%
Money market accounts	52,575	153	0.29%	48,802	209	0.43%	44,293	307	0.69%
Savings deposits	39,020	49	0.13%	32,093	48	0.15%	29,271	76	0.26%
Time deposits	198,392	2,769	1.40%	219,737	4,046	1.84%	238,297	5,539	2.32%
Other borrowings	71,926	2,306	3.21%	87,460	2,636	3.01%	102,282	3,093	3.02%

Total interest-bearing liabilities	451,647	5,428	1.20%	471,717	7,209	1.53%	484,281	9,374	1.94%

Demand deposits	91,737			82,572			76,485
Other liabilities	5,469			5,286			5,269
Shareholders' equity	52,447			44,340			42,915

Total liabilities and shareholders' equity	$601,300			$603,915			$608,950

Net interest spread			2.95%			3.11%			3.01%
Net interest income/margin		$17,574	3.17%		$18,317	3.33%		$18,137	3.26%

Net interest margin (tax equivalent)(3)			3.22%			3.33%			3.28%

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

	2012 versus 2011 Increase (decrease) due to			2011 versus 2010 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$117	$(866)	$(749)	$(428)	$(313)	$(741)
Investment securities	(25)	(1,759)	(1,784)	420	(1,645)	(1,225)
Other short-term investments	10	0	10	(41)	21	(20)

Total earning assets	151	(2,674)	(2,523)	(277)	(1,709)	(1,986)

Interest-bearing liabilities
Interest-bearing transaction accounts	18	(137)	(119)	60	(149)	(89)
Money market accounts	18	(74)	(56)	36	(134)	(98)
Savings deposits	9	(8)	1	7	(35)	(28)
Time deposits	(366)	(911)	(1,277)	(407)	(1,086)	(1,493)
Other short-term borrowings	(515)	186	(329)	(447)	(11)	(458)

Total interest-bearing liabilities	(323)	(1,457)	(1,780)	(250)	(1,916)	(2,166)

Net interest income			$(743)			$180

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

        The following table illustrates our interest rate sensitivity at December 31, 2012.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	111,690	$117,750	$77,724	$20,153	$327,317
Loans Held for Sale	9,658	—	—	—	9,658
Securities(2)	78,971	45,833	26,013	51,636	202,453
Federal funds sold, securities purchased under agreements to resell and other earning assets	7,021	—	—	—	7,021

Total earning assets	207,340	163,583	103,737	71,789	546,449

Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	20,798	34,152	14,007	28,014	96,971
Money market accounts	13,476	18,866	5,390	16,171	53,903
Savings deposits	8,220	6,165	4,110	22,605	41,100
Time deposits	109,369	47,086	29,020	2	185,477

Total interest-bearing deposits	151,863	106,269	52,527	66,792	377,451
Other borrowings	31,411	4,094	20,096	12,107	67,708

Total interest-bearing liabilities	183,274	110,363	72,623	78,899	445,159

Period gap	$24,067	$53,220	$31,114	$(7,110)	$101,291
Cumulative gap	$24,067	$77,287	$108,401	$101,291	$101,291
Ratio of cumulative gap to total earning assets	4.40%	14.14%	19.84%	18.54%	18.54%

(1)
Loans classified as non-accrual as of December 31, 2012 are not included in the balances.

(2)
Securities based on amortized cost.

        We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At December 31, 2012 and 2011, the fair value of the contract was a negative $338 thousand and $602 thousand, respectively. The fair value adjustment during each reporting period is recognized in other income. For the years ended December 31, 2012, 2011 and 2010, the adjustment reflected in earnings amounted to ($58) thousand, $(166) thousand and $(581) thousand, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the estimated swap rate, for the remaining term, at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract. The interest rate swap contract expires on October 8, 2013.

        Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2012 and 2011 over the subsequent 12 months. At December 31, 2012, we are slightly asset sensitive. As a result, our modeling reflects improvement in our net interest income in a rising rate environment. In a declining rate environment, the model reflects a significant decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

	Hypothetical percentage change in net interest income December 31,
Change in short-term interest rates	2012	2011
+200bp	6.52%	3.05%
+100bp	3.83%	2.06%
Flat	—	—
-100bp	-9.05%	-7.48%
-200bp	-13.58%	-12.91%

        We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity ("PVE") over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2012 and 2011, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 7.53% and 2.70%, respectively. During 2012 and 2011, the improvement in the PVE to rising rates is a result of two factors. The first is the change in the mix of our funding sources as noted above in the "Net Interest Income" section above. The other significant impact results from changes in certain assumption in our interest rate risk model in 2011. During 2011, we performed an internal analysis of our deposit products as it relates to repricing and decay assumptions on certain deposit products. This study resulted in lengthening the average life and decay rates of our deposit products from what had been modeled in prior periods. The change in assumptions was not run for prior periods as the change in these assumptions has no impact on the results of operations or financial position.

  Provision and Allowance for Loan Losses

        At December 31, 2012, the allowance for loan losses amounted to $4.6 million, or 1.39% of loans (excludes loans held for sale), as compared $4.7 million, or 1.45% of loans, at December 31, 2011. Our provision for loan loss was $496 thousand for the year ended December 31, 2012, as compared to $1.4 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

        We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5—Loans). The annualized weighted average loss ratios over the last 24 months for loans classified substandard, special mention and pass have been approximately 3.55%, 1.43% and 0.19%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the economic downturn beginning in 2008 and continuing through 2012, real estate values have been dramatically impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, continue to experience higher delinquencies and problem loans from pre 2008 historical levels. Non-performing assets were $13.2 million (2.20% of total assets) at December 31, 2010, $12.8 million (2.16% of total assets) at December 31, 2011, and $8.8 million (1.45% of total assets) at December 31, 2012. While we continue to experience moderation in this ratio as evidenced by the decline as of December 31, 2012 compared to December 31, 2011, and we believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. As noted below in the "Allocation of the Allowance for Loan Losses" table, the unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The unallocated portion of the allowance is composed of factors based on management's evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global debt crisis and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. The unallocated portion as a percentage of the loan portfolio has grown recently, primarily as a result of higher historical loss periods dropping out of our overall analysis accompanied by a relatively flat loan portfolio. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term, however, this percentage may continue to increase slightly.

        Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2012 and 2011, approximately 92.0% of the loan portfolio had real estate collateral (see Note 15 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower's ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. During this economic cycle many borrowers' traditional income sources have been impacted negatively and real estate values have dropped significantly. We continue to work closely with all our borrowers that are experiencing economic problems as a result of this cycle and believe we have the processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

        At December 31, 2012, 2011, and 2010, we had non-accrual loans in the amount of $4.7 million, $5.4 million and $5.9 million, respectively. Nonaccrual loans at December 31, 2012 consisted of 23 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 2 inputs. The aggregate amount of impaired loans was $6.2 million and $9.4 million for the years ending December 31, 2012 and 2011, respectively. The non-accrual loans range in size from $1 thousand to $1.4 million. The largest relationship is in the amount of $1.4 million with a mortgage on an owner occupied commercial business located in the midlands of South Carolina.

        In addition to the non-accrual loans that are considered to be impaired, we have nine loans totaling $1.5 million that are classified as troubled debt restructurings but are accruing loans as of December 31, 2012. The largest relationship consists of two loans totaling $595 thousand. The real estate securing these two loans is currently under contract to be sold by the borrower. (See Note 5, Loans, to the consolidated financial statements for additional disclosures related to impaired loans and troubled debt restructurings.) There were $2.6 million, $3.2 million, and $2.4 million in loans delinquent 30 to 89 days at December 31, 2012, 2011 and 2010, respectively. There were $55 thousand, $25 thousand and $373 thousand in loans greater than 90 days delinquent and still accruing interest at December 31, 2012, 2011 and 2010, respectively.

        Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified three relationships in the amount of $2.3 million, which are current as to principal and interest at December 31, 2012 and not included in non-performing assets, that could be potential problem loans. Each of these loans is real estate-related, and the loans range in size from $300 thousand to $800 thousand. They have been identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

        The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2012	2011	2010	2009	2008
Average loans and loans held for sale outstanding	$331,564	$329,534	$337,143	$337,743	$318,954

Loans and loans held for sale outstanding at period end	$341,769	$328,036	$329,954	$344,187	$332,964

Total nonaccrual loans	$4,715	$5,403	$5,890	$4,136	$1,757

Loans past due 90 days and still accruing	$55	$25	$373	$1,022	$59

Beginning balance of allowance	$4,699	$4,911	$4,854	$4,581	$3,530
Loans charged-off:
Construction and development loans	—	—	—	1,402	—
1 - 4 family residential mortgage	126	465	1,273	450	763
Non-farm non-residential mortgage	187	498	223	117	—
Multifamily residential	93	84	—	—	—
Home equity	—	285	187	107	16
Commercial	258	265	125	700	271
Installment & credit card	44	62	91	174	90
Overdrafts	34	37	50	34	110

Total loans charged-off	742	1,696	1,949	2,984	1,250

Recoveries:
1 - 4 family residential mortgage	85	5	43	9	41
Non-farm non-residential mortgage	—	—	2	8	—
Home equity	3	5	9	4	4
Commercial	42	31	32	73	52
Installment & credit card	25	10	19	54	18
Overdrafts	13	13	23	6	57

Total recoveries	168	64	128	154	172

Net loans charged off	574	1,632	1,821	2,830	1,078

Provision for loan losses	496	1,420	1,878	3,103	2,129

Balance at period end	$4,621	$4,699	$4,911	$4,854	$4,581

Net charge-offs to average loans	0.17%	0.50%	0.54%	0.84%	0.34%
Allowance as percent of total loans	1.39%	1.45%	1.49%	1.41%	1.38%
Non-performing loans as % of total loans	1.44%	1.67%	1.90%	1.50%	.55%
Allowance as % of non-performing loans	96.88%	86.60%	78.41%	94.11%	252.26%

        The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2012		2011		2010		2009		2008
Dollars in thousands	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$338	6.3%	$331	6.4%	$681	6.2%	$634	6.6%	$681	8.3%
Real Estate Construction	—	3.9%	—	3.6%	905	3.2%	1,331	5.8%	1,319	8.7%
Real Estate Mortgage:
Commercial	1,322	68.2%	1,475	67.9%	1,404	66.2%	1,522	62.2%	1,641	57.7%
Residential	235	11.7%	514	11.8%	465	14.1%	243	14.8%	289	15.7%
Consumer	417	9.9%	578	10.3%	414	10.3%	133	10.6%	100	9.6%
Unallocated	2,309	N/A	1,801	N/A	1,042	N/A	991	N/A	551	N/A

Total	$4,621	100.0%	$4,699	100.0%	$4,911	100.0%	$4,854	100.0%	$4,581	100.0%

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

Noninterest Income and Expense

        Noninterest Income.    A significant source of noninterest income is service charges on deposit accounts. We also originate fixed rate residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. These loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for the Company. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income increased from $6.3 million in 2011 to $8.0 million in 2012. Deposit service charges decreased by $248 thousand in 2012 as compared to 2011, primarily as a result of changes to Regulation E that became effective July 1, 2010 required that customers affirmatively opt in to our overdraft protection program. To the extent customers who had previously utilized this product did not opt in, these changes have resulted in reduced fees resulting from ATM and point of sale transactions. It is expected that this regulatory change, along with other proposals or recommendations related to overdraft protection programs including mandated limitations on the number of items an institution can charge within established time frames, as well as, the order in which items presented for payment must be processed on accounts, could reduce deposit service charge fees in the future. Mortgage origination fees increased by $2.2 million to $4.2 million in 2012 from $2.0 million in 2011. As previously noted, the addition of Palmetto South as of July 31, 2011 was a significant contributor to the increased mortgage fees in the third and fourth quarters of 2011 and throughout the entire year of 2012. Historically low interest rates continued to impact the level of refinancing activity during 2012. Investment advisory fees and non-deposit commissions decreased to $651 thousand in 2012 as compared to $767 thousand in 2011. An increased focus on this source of revenue should enable us to reverse this decline in 2013 and thereafter.

        During the years ended December 31, 2012 and 2011, we sold certain non-agency MBSs that were rated below investment grade. In 2012, we sold eight below investment grade non-agency MBSs and one investment grade corporate security with a total book value of approximately $11.7 million. The loss on the sales amounted to approximately $2.1 million and was offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities. The sales in 2011 also related primarily to the sale of certain non-agency MBSs that had been downgraded to below investment grade. The sales of below investment grade and the other investment securities resulted in net gains of $26 thousand and $575 thousand in 2012 and 2011, respectively. The proceeds were reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less. During the year ended December 31, 2012, we incurred OTTI charges of $200 thousand (credit component) on certain non-agency MBSs that were sold as part of the transactions noted above. This compares to OTTI charges in 2011 of $297 thousand (see Note 4—Investment Securities to our Consolidated Financial Statements for further information). The sales as well as the OTTI charges in 2012 and 2011 continued to significantly reduce the level of securities on our balance sheet that are rated below investment grade. At December 31, 2012, there were four remaining investments in our portfolio rated below investment grade with a carrying value of $1.6 million. During the year ended December 31, 2012 and 2011, we prepaid FHLB advances in the amount of $6.0 million and $10.7 million, respectively. We incurred losses in the amount of $217 thousand and $188 thousand during 2012 and 2011, respectively, as a result of the prepayment of these advances.

        During 2012, we recorded a negative fair value adjustment on an interest rate swap with a notional amount of $10.0 million in the amount of $58 thousand as compared to a negative $166 thousand in 2011. The interest rate swap was entered into in 2008 to protect assets and liabilities from the negative impact in a rising interest rate environment (See "Market Risk and Interest Rate Sensitivity" discussion). This swap expires on October 8, 2013.

        Deposit service charges decreased by $65 thousand in 2011 as compared to 2010. As previously discussed, changes to Regulation E that became effective July 1, 2010 required that customers affirmatively opt in to our overdraft protection program. To the extent customers who had previously utilized this product did not opt in, these changes have resulted in reduced fees resulting from ATM and point of sale transactions. Mortgage origination fees increased by $939 thousand to $1.9 million in 2011 from $1.0 million in 2010. The addition of Palmetto South as of July 31, 2011 was a significant contributor to the increased mortgage fees in the third and fourth quarters of 2011. Investment advisory fees and non-deposit commissions increased to $767 thousand in 2011 as compared to $501 thousand in 2010. This increase results from a continued effort and emphasis placed on this revenue source, as well as an overall increase in the assets under management. For the year ended December 31, 2011, we had net gains on the sale of securities in the amount of $575 thousand, as compared to $827 thousand in the comparable period of 2010. The net gains related primarily to the sale of certain non-agency MBSs that had been downgraded by the rating agencies to below investment grade, other investment grade non-agency MBSs, agency MBSs and shares of FHLMC preferred stock. The FHLMC preferred stock was previously written down in 2008 as a result of FHLMC being placed into conservatorship. These sales were initiated to reduce the level of securities on our balance sheet that were rated below investment grade. The cash generated from these transactions was reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less. During 2010, we restructured a portion of our available-for-sale investments. During the second quarter of 2010, we sold a CDO and realized a loss in the amount of $1.7 million. Approximately $41.0 million in available-for-sale GSE bonds and MBSs were sold that realized a gain of approximately $1.7 million. In the third and fourth quarters of 2010, we sold two corporate securities, certain non-taxable municipal securities and other GSE securities and realized gains of $711 thousand. The sales and resulting net gains during the last half of 2010 were a result of our desire to restructure the portfolio to better position us for a rising rate environment as well as investing in securities that have a lower regulatory risk weighting such as GNMA mortgage-backed securities and SBA pools.

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

        During 2011, we recorded a negative fair value adjustment on an interest rate swap with a notional amount of $10.0 million in the amount of $166 thousand. This compares to a negative fair value adjustment of $581 thousand during 2010. The interest rate swap was entered into in 2008 to protect assets and liabilities from the negative impact in a rising interest rate environment (See "Market Risk and Interest Rate Sensitivity" discussion). In 2011, we realized a loss on early extinguishment of debt in the amount of $188 thousand. "Other" non-interest income increased by $253 thousand in 2011 as compared to 2010. The increase primarily relates to increases in ATM surcharge and debit card exchange fees of $220 thousand. This results from an increase in number of new transaction accounts as well as increased usage of our debit card product by existing customers. During 2010, we realized fee income related to ATM and debit card usage, to include interchange fees, of approximately $840 thousand as compared to $1.0 million in 2011.

        Noninterest Expense.    In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased from $18.4 million in 2011 to $19.4 million in 2012. Salary and benefit expense increased $1.7 million from $9.5 million in the 2011 to $11.2 million in 2012. At December 31, 2011, we had 157 full time equivalent employees as compared to 158 full time employees at December 31, 2012. As a result of the Palmetto South acquisition in the third quarter of 2011, we added approximately 10 full time equivalent employees. The compensation paid to most of these employees is variable based on mortgage origination fees generated. Having the Palmetto South employees for the entire year of 2012, normal salary adjustments and increased health insurance cost account for the majority of the increase in salary and benefit cost in 2012 as compared to 2011. FDIC insurance assessments decreased $292 thousand in 2012 as compared 2011. During the second quarter of 2011, the FDIC changed the assessment from a deposit base to an asset based calculation. The impact to community banks in our asset range was to generally lower the amount of our assessment. This change in assessment, in addition to the lifting of the previously mentioned formal agreement, resulted in the lower FDIC premiums in 2012. In November 2009, all insured institutions with limited exceptions were required to prepay insurance assessments for a three-year period. Our prepayment made in December 2009 amounted to approximately $2.9 million. At December 31, 2012, the remaining prepaid insurance assessment amounted to $350 thousand and is included in "Other assets". Other real estate expenses increased by $170 thousand in 2012, as compared to 2011. This increase results from a write-down on real estate previously acquired for a potential future branch site to its estimated fair value. The write down on this property was $170 thousand.

        Salary and benefit expense increased $578 thousand from $8.9 million in the 2010 to $9.5 million in 2011. At December 31, 2010, we had 147 full time equivalent employees as compared to 157 full time employees at December 31, 2011. The increase in number of full time equivalent employees, as well as normal salary adjustments made for 2011, account for the increase in salary and benefit expense in 2011 as compared to 2010. As previously noted, we acquired Palmetto South on July 31, 2011, which is the primary contributor to the increase in the number of full time equivalent employees in 2011 as compared to 2010. ATM/debit card processing expense increased by $58 thousand in 2011 as compared to 2010. This increase is a result of increased number of accounts as well as higher utilization by existing customers of the debit card product. FDIC insurance assessments decreased $114 thousand in 2011 as compared 2010. As noted above in the second quarter of 2011 the FDIC changed the assessment from a deposit base to an asset based calculation which resulted in lowering the amount of our assessment.

        The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2012	2011	2010
Salary and employee benefits	$11,152	$9,520	$8,942
Occupancy	1,358	1,289	1,229
Equipment	1,168	1,147	1,162
Marketing and public relations	478	452	402
ATM/debit card processing	479	472	414
Supplies	138	178	150
Telephone	297	307	302
Courier	72	66	63
Correspondent services	168	193	97
FDIC/FICO premium	597	889	1,003
Insurance	209	213	220
Other real estate expenses	1,010	840	823
Professional fees	745	1,040	1,068
Loss on limited partnership interest	194	119	119
Postage	172	174	181
Director fees	312	319	264
Amortization of intangibles	204	517	621
Other	692	666	624

	$19,445	$18,401	$17,684

Income Tax Expense

        Income tax expense for 2012 was $1.6 million as compared to income tax expense for the year ended December 31, 2011 of $1.5 million and $565 thousand for the year ended December 31, 2010 (see note—14 'Income Taxes" to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. At December 31, 2012, there is a deferred tax valuation allowance of $132 thousand primarily related to a capital loss carryforward that will likely expire prior to being realized. Contribution carry forwards of approximately $710 thousand expired in 2010 and the related valuation allowance in the amount of $241 thousand was reversed. As of December 31, 2012 we have a tax net loss carryforward of approximately $6.2 million. The carryforward expires in 2032. See Note 14, Income Taxes, to the financial statements for a reconciliation of the tax expense. It is anticipated that our effective tax rate for 2013 will be between 28% and 31%.

Financial Position

        Assets totaled $602.9 million at December 31, 2012 as compared to $593.9 million at December 31, 2011, an increase of $9.0 million. Over the last three years, we have successfully controlled balance sheet growth by paying down FHLB advances as they mature or prepaying the advances when the pricing and our liquidity were favorable. Loans at December 31, 2011 were $324.3 million as compared to $332.1 million (excluding loans held for sale) at December 31, 2012. We funded in excess of $49.7 million of new loan production in 2012. At December 31, 2011, loans accounted for 59.9% of earning assets, as compared to 60.0% at December 31, 2011. The loan-to-deposit ratio at December 31, 2012 was 69.9% as compared to 69.8% at December 31, 2011. During 2011, we began to close and fund loans originated for sale, in the secondary market, in the name of the Bank. These loans are generally held for less than thirty days and have locked in purchase commitments by investors prior to closing. Prior to 2011, the loans originated for sale were closed and funded in the investors name and therefore were not reflected on our balance sheet. At December 31, 2012, loans held for sale amounted to $9.7 million as compared to $3.7 at December 31, 2011. Investment securities were $206.0 million at December 31, 2012 as compared to $206.7 million at December 31, 2011. Short-term federal funds sold and interest-bearing bank balances were $7.0 million at December 31, 2012 compared to $5.9 million at December 31, 2011. Deposits increased by $10.4 million to $475.0 million at December 31, 2012 as compared to $464.6 million at December 31, 2011. At December 31, 2012, we had no brokered certificates of deposits. As previously discussed due to the current economic cycle and the significant emphasis by regulators and the investment community on tangible capital, regulatory capital ratios and overall liquidity, we attempted to control the growth of our balance sheet throughout 2011 and 2012. We have focused on growing our pure deposit base (deposits excluding time deposits) while continuing to fund soundly underwritten loans. As a result non-interest bearing, NOW, money market and savings deposits grew by $35.4 million in 2012 while time deposits declined by $25.0 million. During 2011 and 2012, we sold certain non-agency MBSs that had previously been downgraded by the rating agencies to below investment grade, other investment grade non-agency MBSs, agency MBSs and shares of FHLMC preferred stock. The FHLMC preferred stock had previously been written down in 2008 as a result of FHLMC being placed into conservatorship. These sales served to significantly reduce the level of securities on our balance sheet that are rated below investment grade (see Note 5, Investment Securities, for further information). As of December 31, 2012, the total book value of securities (four securities) rated below investment grade in our portfolio amounted to $1.6 million. As previously noted, management continues to monitor the remaining portfolio with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such period. We do not consider any of our investments to have additional other-than-temporary impairment in excess of amounts previously recognized at December 31, 2012.

        Shareholders' equity totaled $54.2 million at December 31, 2012, as compared to $47.9 million at December 31, 2011. As previously noted, on July 27, 2012, the Company closed a public offering of common stock. The offering resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million. Net proceeds were approximately $13.8 million after deducting underwriting, discount, commissions and other estimated expenses. The proceeds were used to repurchase the 11,350 outstanding shares of our Series T Preferred Stock originally issued to the Treasury pursuant to the TARP CPP. In addition, on October 25, 2012, the Treasury accepted our bid to repurchase the CPP Warrant issued to the Treasury pursuant to the TARP CPP. The repurchase price was $297,500. The repurchase of the CPP Warrant was closed on November 1, 2012. The net proceeds were also used to redeem the $2.5 million of outstanding subordinated debt at par on November 15, 2012, which was originally issued in November 2011. The balance of the proceeds from the public offering will be used for general corporate purposes, including contributing a portion of the proceeds to the Bank as additional capital if it may be needed to support organic growth and, potentially, opportunistic acquisitions that meet our investment criteria.

        Net income available to common shareholders less dividend payments to common shareholders resulted in retained deficit decreasing to $14.9 million as of December 31, 2012. Due to the low interest rate environment and the continued reduction in below investment grade securities, accumulated other comprehensive income increased from $1.3 million at December 31, 2011 to $2.4 million at December 31, 2012.

Earning Assets

Loans and loans held for sale

        Loans typically provide higher yields than the other types of earning assets. During 2012, loans accounted for 59.9% of average earning assets. The loan portfolio (including held-for-sale) averaged $329.5 million in 2011 as compared to $331.6 million in 2012. Quality loan portfolio growth continues to be a strategic focus in 2013 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2012, we funded new loans (excluding loans originated for sale) of approximately $49.7 million as compared to $46.5 million in 2011. Loan production and portfolio growth rates continue to be impacted by the current slow economic cycle, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions, as well as deterioration of asset quality within our Company, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional "well capitalized" ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

        The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Commercial, financial & agricultural	$20,924	$20,608	$20,555	$22,758	$27,833
Real estate:
Construction	13,052	11,767	10,540	19,972	28,832
Mortgage—residential	38,892	38,337	46,684	50,985	52,423
Mortgage—commercial	226,575	220,288	218,298	214,178	191,832
Consumer:
Home equity	27,173	27,976	27,747	28,824	23,872
Other	5,495	5,335	6,130	7,470	8,172

Total gross loans	332,111	324,311	329,954	344,187	332,964
Allowance for loan losses	(4,621)	(4,699)	(4,911)	(4,854)	(4,581)

Total net loans	$327,490	$319,612	$325,043	$339,333	$328,383

        In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2012 and 2011 were commercial mortgage loans in the amount of $226.6 million and $220.3 million, representing 68.1% and 67.9% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

        The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2012.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2012
(in thousands)	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$5,287	$14,648	$989	$20,924
R/E-Construction	11,762	157	1,133	13,052
All other loan	50,966	199,213	47,956	298,135

	$68,015	$214,018	$50,078	$332,111

Loans maturing after one year with:
Variable Rate				$45,299
Fixed Rate				218,797

				$264,096

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

  Investment Securities

        The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $204.9 million in 2012, as compared to $205.7 million in 2011. This represents 37.0% and 37.4% of the average earning assets for the year ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, our investment securities portfolio amounted to $206.0 million and $206.7 million, respectively.

        Beginning in 2008 and continuing into 2012, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the mortgage lending market. As of December 31, 2012, we own total MBSs and CMOs with an amortized cost of $110.4 million and an approximate fair value of $112.1 million. These included securities with an amortized cost of $107.3 million and approximate fair value of $109.4 million issued by GSEs. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than our amortized cost.

        Also included in our MBS and CMO portfolio are PLMBSs with an amortized cost of $3.1 million and approximate fair value of $2.7 million at December 31, 2012. During the second quarter of 2008, we implemented a leverage strategy whereby we acquired approximately $63.2 million in certain non-agency MBSs and CMOs. All of the mortgage assets acquired in this transaction were classified as prime or ALT-A securities and represented the senior or super-senior tranches of the securities. The assets acquired as part of this strategy were classified as held-to-maturity in the investment portfolio. Due to the significant spreads on these securities, they were all purchased at discounts. Starting in early 2009, many of these securities acquired in the leverage strategy, as well as others that were owned prior to 2008, began to be downgraded by the various rating agencies. Beginning in 2011 and 2012, we began selling the majority of these downgraded securities. At December 31, 2012, there are only four CUSIPs remaining that have been downgraded below investment grade. The carrying value of these remaining securities is $1.6 million at December 31, 2012. We continue to perform an internal detailed analysis on each CUSIP on a quarterly basis. The analysis includes stressing each security using various assumptions for conditional default rate (CDR), prepayment speeds (CPR) and severities of loss on underlying collateral once it is liquidated. For the year ended December 31, 2012, we recognized impairment charges on four PLMBS investments whereby the credit component was $200 thousand recognized through earnings (see Note 5 to the financial statements). For the year ended December 31, 2011, we recognized the credit impairment charges of $297 thousand as the credit component on nine PLMBS securities through earnings. Our exposure to future losses resulting from OTTI has been greatly reduced as result of the overall reduction through the sale of the majority of these investments.

        The following table summarizes the PLMBSs portfolio by credit rating as of December 31, 2012. The rating reflects the lowest rating by any major rating agency.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AA	2	$264	$264	$268
A1	1	380	380	374
A3	1	320	320	318
A	2	72	72	71
BBB	1	231	231	225
Baa1	1	71	71	72
Baa2	1	97	97	96
Below Investment Grade	4	2,008	1,653	1,291

Total	13	$3,443	$3,088	$2,715

        The current rating process does not adequately consider what the holder paid for the bond or the impact that they are multi-obligor securities. This can cause an entire security to be rated below investment grade even though a majority of the underlying obligors are paying timely on the underlying obligation. We believe that the robust monitoring process that we have in place allows us to properly evaluate the credit risk underlying these securities and record any further OTTI in a timely manner.

        We held no other debt securities rated below investment grade at December 31, 2012. At December 31, 2012, the estimated weighted average life of the investment portfolio was approximately 6.1 years, duration of approximately 3.5, and a weighted average tax equivalent yield of approximately 2.0%

        The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2012	2011	2010
Securities available-for-sale at fair value:
U.S. Government sponsored enterprises	$1,534	$34	$13,738
Small Business Administration pools	54,993	36,479	31,496
Mortgage-backed securities	112,144	141,631	121,257
State and local government	32,373	20,488	19,055
Preferred stock	447	21	235
Corporate bonds	1,010	1,415	2,585
Other	944	964	943

Total	$203,445	$201,032	$189,309

        We hold other investments carried at cost which included Federal Reserve and the FHLB stock. These investments amounted to $2.5 million and $5.6 million, at December 31, 2012 and 2011, respectively. At December 31, 2012, as a result of our conversion to a state non member charter, we are no longer required to hold stock in the Federal Reserve Bank and the balance of $2.5 million represents our holdings in FHLB stock

  Investment Securities Maturity Distribution and Yields

        The following table shows, at amortized cost, the scheduled maturities and average yield of securities held at December 31, 2012:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Government sponsored enterprises	$1,500	2.50%	$22	4.97%	$—	—	$—	—
Small Business Administration pools	—	—	12,838	1.44%	24,819	2.50%	16,491	1.95%
Mortgage-backed securities	25,426	0.65%	68,659	1.44%	4,643	3.99%	11,697	3.82%
State and local government	500	3.60%	1,500	3.00%	28,276	2.76%	1,207	3.35%
Corporate	—	—	1,000	4.00%	—	—	—	—
Other	10	0.97%	50	0.53%	—	0.00%	1,289	5.19%

Total investment securities
available-for-sale	$27,436	0.81%	$84,069	1.50%	$57,738	2.75%	$30,684	2.86%

(1)
Yield calculated on tax equivalent basis

Short-Term Investments

        Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $17.2 million in 2012, as compared to $15.2 million in 2011. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2012, short-term investments including funds on deposit at the Federal Reserve totaled $7.0 million. These funds are a primary source of liquidity and are generally invested in an earning capacity on an overnight basis.

  Deposits and Other Interest-Bearing Liabilities

        Deposits.    Average deposits were $471.5 million during 2012, compared to $466.8 million during 2011. Average interest-bearing deposits were $379.7 million during 2012, as compared to $384.3 million during 2011.

        The following table sets forth the deposits by category:

	December 31,
	2012		2011		2010
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$97,526	20.5%	$83,572	18.0%	$72,625	16.0%
NOW accounts	96,971	20.4%	88,330	19.0%	78,814	17.3%
Money market accounts	53,903	11.4%	48,153	10.4%	44,790	9.8%
Savings accounts	41,100	8.7%	34,048	7.3%	29,886	6.6%
Time deposits less than $100,000	111,316	23.4%	128,616	27.7%	143,946	31.6%
Time deposits more than $100,000	74,161	15.6%	81,866	17.6%	85,283	18.7%

	$474,977	100.0%	$464,585	100.0%	$455,344	100.0%

        Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $400.8 million and $382.7 million at December 31, 2012 and 2011, respectively.

        A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2011
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$13,296	$14,780	$17,632	$28,587	$74,295

        There were no other time deposits of $100,000 or more at December 31, 2012.

        Borrowed funds.    Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.5 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $15.4 million, $15.9 and $17.4 million during 2012, 2011 and 2010, respectively. The maximum month-end balances during 2012, 2011 and 2010 were $17.3 million, $18.1 million and $21.8 million, respectively. The average rates paid during these periods were 0.23%, 0.25% and 0.35%, respectively. The balances of securities sold under agreements to repurchase were $15.9 million and $13.6 million at December 31, 2012 and 2011, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB, the bank has access to advances from the FHLB for various terms and amounts. During 2012 and 2011, the average outstanding advances amounted to $38.8 million and $56.0 million, respectively.

        The following is a schedule of the maturities for FHLB Advances as of December 31, 2012 and 2011:

	December 31,
	2012		2011
(In thousands) Maturing	Amount	Rate	Amount	Rate
2011	—	—	—	—
2012	—	—	1,000	0.36%
2013	—	—	4,000	3.58%
2015	4,000	4.22%	6,500	4.09%
After five years	32,344	4.13%	32,362	4.13%

	$36,344	4.14%	$43,862	3.99%

        In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The debt may be redeemed in full anytime after September 16, 2009 with notice and matures on September 16, 2034. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019 with interest payable quarterly. On November 15, 2012 the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. The warrants expire December 16, 2019.

  Capital Adequacy and Dividends

        Total shareholders' equity as of December 31, 2012 was $54.2 million as compared to $47.9 million as of December 31, 2011. In November 2008, we issued $11.35 million in Series T Preferred Stock under the CPP. Preferred dividends of 5% were paid during the year ended December 31, 2012 (through the date of redemption) and in 2011 on the Series T Preferred Stock. As previously noted, we closed on a public offering of common stock which resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million. Net proceeds were approximately $13.8 million after deducting underwriting, discount, commissions and other estimated expenses. The proceeds were used to repurchase all 11,350 outstanding shares of our Series T Preferred Stock and repurchase the CPP Warrant. Proceeds were also used to redeem the $2.5 million of outstanding subordinated debt at par on November 15, 2012, which was originally issued in November 2011. The remaining net proceeds from the common stock offering along with retention of earnings available to common shareholders less dividend payments on our common stock, plus an increase in accumulated other comprehensive income accounted for the increase in shareholders' equity. During each quarter of 2012 and 2011, we paid a dividend on our common stock of $0.04 per share.

        In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2012.

	2012	2011	2010
Return on average assets	0.55%	0.44%	0.20%
Return on average common equity	7.40%	7.98%	3.73%
Equity to assets ratio(1)	8.99%	8.06%	6.98%
Dividend Payout Ratio	15.25%	15.79%	28.1%

(1)
For years 2010 and 2011 includes Series T perpetual preferred stock issued November 21, 2008

        Following a 2012 on-site examination of the Bank, the OCC notified the Bank that, effective June 28, 2012, the Bank was no longer subject to the Formal Agreement that it entered into with the OCC in 2010. The OCC also notified the Bank that, effective June 28, 2012, it was no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010, which had required the Bank to maintain a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%. In addition, the Federal Reserve Bank of Richmond notified the Company that, effective July 10, 2012, the Company was no longer subject to the MOU that it had entered into with the Federal Reserve Bank of Richmond in December of 2011.

        The Company and the Bank exceeded their regulatory capital ratios at December 31, 2012 and 2011, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2012
Risk Based Capital
Tier 1	$14,605	4.00%	$61,588	16.9%	$46,983	12.9%
Total Capital	29,209	8.00%	66,158	18.1%	36,949	10.1%
Tier 1 Leverage	23,824	4.00%	61,588	10.3%	37,764	6.3%
December 31, 2011
Risk Based Capital
Tier 1	$14,647	4.00%	$55,377	15.1%	$40,730	11.1%
Total Capital	29,294	8.00%	59,971	16.4%	30,677	8.4%
Tier 1 Leverage	23,898	4.00%	55,377	9.3%	31,479	5.3%
The Company:
December 31, 2012
Risk Based Capital
Tier 1	$14,628	4.00%	$63,381	17.3%	$48,753	13.3%
Total Capital	29,258	8.00%	67,963	18.7%	38,705	10.7%
Tier 1 Leverage	23,806	4.00%	63,381	10.6%	39,575	6.6%
December 31, 2011
Risk Based Capital
Tier 1	$14,668	4.00%	$56,207	15.3%	$41,539	11.3%
Total Capital	29,335	8.00%	63,256	17.3%	33,921	9.3%
Tier 1 Leverage	23,909	4.00%	56,207	9.4%	32,298	5.4%

        Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve Board. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

        In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Liquidity Management

        Liquidity management involves monitoring sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents our ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. The Bank is a member of the FHLB and has the ability to obtain advances for various periods of time. These advances are secured by securities pledged by the Bank or assignment of loans within the Bank's portfolio.

        With the successful completion of the common stock offering in 1995, the secondary offerings completed in 1998 and 2012, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006, we have maintained a high level of liquidity and adequate capital along with retained earnings, less the 2009 and 2008 net loss, sufficient to fund the operations of the Bank for at least the next 12 months. We anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. The loss related to goodwill impairment in 2009 was a noncash charge and had no impact on regulatory capital or tangible equity. Total shareholders' equity was 8.99% of total assets at December 31, 2012 and 8.07% at

December 31, 2011. Funds sold and short-term interest bearing deposits are our primary source of liquidity and averaged $17.2 million and $15.2 million during the year ended December 31, 2012 and 2011, respectively. The Bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2012. The FHLB has approved a line of credit of up to 25% of the Bank's assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

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

        Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on that assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

        We have audited the accompanying consolidated balance sheets of First Community Corporation and subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina
March 28, 2013

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2012	2011
ASSETS
Cash and due from banks	$11,517	$10,599
Interest-bearing bank balances	6,779	5,512
Federal funds sold and securities purchased under agreements to resell	412	381
Investment securities—available for sale	203,445	201,032
Other investments, at cost	2,527	5,637
Loans held for sale	9,658	3,725
Loans	332,111	324,311
Less, allowance for loan losses	4,621	4,699

Net loans	327,490	319,612
Property, furniture and equipment—net	17,258	17,483
Bank owned life insurance	10,868	10,974
Other real estate owned	3,987	7,351
Intangible assets	160	365
Goodwill	571	571
Other assets	8,253	10,645

Total assets	$602,925	$593,887

LIABILITIES
Deposits:
Non-interest bearing demand	$97,526	$83,572
NOW and money market accounts	150,874	136,483
Savings	41,100	34,048
Time deposits less than $100,000	111,182	128,616
Time deposits $100,000 and over	74,295	81,866

Total deposits	474,977	464,585
Securities sold under agreements to repurchase	15,900	13,616
Federal Home Loan Bank Advances	36,344	43,862
Junior subordinated debt	15,464	17,913
Other liabilities	6,057	6,015

Total liabilities	548,742	545,991

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 and 11,350 issued and outstanding at December 31, 2012 and 2011	—	11,137
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 5,227,300 at December 31, 2012 and 3,307,531 at December 31, 2011	5,227	3,308
Common stock warrants issued	50	560
Nonvested restricted stock	(152)	—
Additional paid in capital	61,615	49,165
Accumulated deficit	(14,915)	(17,603)
Accumulated other comprehensive income	2,358	1,329

Total shareholders' equity	54,183	47,896

Total liabilities and shareholders' equity	$602,925	$593,887

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2012	2011	2010
Interest income:
Loans, including fees	$18,361	$19,110	$19,851
Investment securities—taxable	3,832	6,291	7,376
Investment securities—non taxable	725	51	190
Other short term investments	84	74	94

Total interest income	23,002	25,526	27,511

Interest expense:
Deposits	3,122	4,573	6,281
Securities sold under agreement to repurchase	35	40	60
Other borrowed money	2,271	2,596	3,033

Total interest expense	5,428	7,209	9,374

Net interest income	17,574	18,317	18,137
Provision for loan losses	496	1,420	1,878

Net interest income after provision for loan losses	17,078	16,897	16,259

Non-interest income:
Deposit service charges	1,562	1,810	1,875
Mortgage origination fees	4,242	1,973	1,034
Investment advisory fees and non-deposit commissions	651	767	501
Gain on sale of securities	26	575	827
Gain (loss) on sale of other assets	(89)	(155)	35
Other-than-temporary-impairment write-down on securities	(200)	(297)	(1,560)
Fair value loss adjustments on interest rate swap	(58)	(166)	(581)
Loss on early extinguishment of debt	(217)	(188)	—
Other	2,038	1,966	1,713

Total non-interest income	7,955	6,285	3,844

Non-interest expense:
Salaries and employee benefits	11,152	9,520	8,942
Occupancy	1,358	1,289	1,229
Equipment	1,168	1,147	1,162
Marketing and public relations	478	452	402
FDIC Insurance assessments	597	889	1,003
Other real estate expense	1,010	840	823
Amortization of intangibles	204	517	621
Other	3,478	3,747	3,502

Total non-interest expense	19,445	18,401	17,684

Net income before tax	5,588	4,781	2,419
Income tax expense	1,620	1,457	565

Net income	$3,968	$3,324	$1,854

Preferred stock dividends	557	670	664
Preferred stock redemption costs	119	—	—

Net income available to common shareholders	$3,292	$2,654	$1,190

Basic earnings per common share	$0.79	$0.81	$0.36

Diluted earnings per common share	$0.79	$0.81	$0.36

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Net income	$3,968	$3,324	$1,854
Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of $471, $1,964 and $564, respectively	914	3,751	(1,065)
Less: Reclassification adjustment for gain included in net income, net of tax of $9, $201, and $289, respectively	(17)	(374)	(537)
Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $68, $104 and $546, respectively	132	193	1,014

Other comprehensive income (loss)	1,029	3,570	(588)

Comprehensive income	$4,997	$6,894	$1,266

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

		Common Stock
								Accumulated Other Comprehensive Income (loss)
(Dollars and shares in thousands)	Preferred Stock	Number Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Accumulated Deficit		Total
Balance December 31, 2009	$10,939	3,252	$3,252	$509	$48,873	$(79)	$(20,401)	$(1,653)	$41,440
Net income							1,854		1,854
Other comprehensive loss net of tax of $307								(588)	(588)
Amortization of compensation on restricted stock						79			79
Dividends: Common ($0.16 per share)							(521)		(521)
Preferred stock	96						(664)		(568)
Dividend reinvestment plan		18	18		83				101

Balance, December 31, 2010	11,035	3,270	3,270	509	48,956	—	(19,732)	(2,241)	41,797
Net income							3,324		3,324
Other comprehensive income net of tax of $2,061								3,570	3,570
Issuance of stock warrants				51					51
Issuance of restricted stock		23	23		133	(65)			91
Amortization of compensation on restricted stock						65			65
Dividends: Common ($0.16 per share)							(525)		(525)
Preferred stock	102						(670)		(568)
Dividend reinvestment plan		15	15		76				91

Balance, December 31, 2011	11,137	3,308	3,308	560	49,165	—	(17,603)	1,329	47,896
Net income							3,968		3,968
Other comprehensive income net of tax of $561								1,029	1,029
Repurchase of stock warrants				(510)	212				(298)
Issuance of restricted stock		33	33		239	(272)			—
Amortization of compensation on restricted stock						120			120
Issuance of common stock net of expenses of $1,200		1,875	1,875		11,917				13,792
Dividends: Common ($0.16 per share)							(605)		(605)
Preferred stock							(475)		(475)
Redemption of preferred stock	(11,285)								(11,285)
Accretion and redemption costs	148						(200)		(52)
Dividend reinvestment plan		11	11		82				93

Balance, December 31, 2012	$—	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$3,968	$3,324	$1,854
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	862	841	882
Premium amortization	3,112	1,968	1,421
Provision for loan losses	496	1,420	1,878
Writedowns of other real estate owned	317	261	333
Loss on sale of other real estate owned	89	155	3
Originations of HFS loans	(134,275)	(60,488)	—
Sales of HFS loans	128,342	56,763	—
Amortization of intangibles	204	517	621
Gain on sale of securities	(26)	(575)	(827)
Other-than-temporary-impairment charges on securities	200	297	1,560
Net decrease in fair value option instruments and derivatives	58	166	581
Writedown of land	170	—	—
Loss on early extinguishment of debt	217	188	—
Decrease in other assets	2,260	1,214	1,016
Increase in accounts payable	38	496	336

Net cash provided in operating activities	6,032	6,547	9,658

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	59,012	56,003	85,456
Purchase of investment securities available-for-sale	(103,245)	(103,040)	(140,374)
Maturity/call of investment securities available-for-sale	43,144	40,441	42,910
Purchase of investment securities held-to-maturity	—	—	(10)
Maturity/call of investment securities held-to-maturity	—	—	8,874
(Increase) decrease in loans	(11,312)	241	4,778
Proceeds from sale of other real estate owned	5,728	3,020	3,208
Proceeds from sale of land	—	10	—
Purchase of property and equipment	(806)	(308)	(242)

Net cash provided (used) in investing activities	(7,479)	(3,633)	4,600

Cash flows from financing activities:
Increase in deposit accounts	10,392	9,242	5,710
Advances from the Federal Home Loan Bank	1,500	7,500	—
Repayment of advances from the Federal Home Loan Bank	(9,235)	(31,921)	(5,232)
Increase (decrease) in securities sold under agreements to repurchase	2,284	929	(7,990)
Decrease in other borrowings	—	(120)	(44)
Proceeds from issuance of subordinated note payable	—	2,500	—
Repayment of subordinated note payable	(2,500)	—	—
Proceeds from sale Common Stock	13,792	—	—
Redemption of Preferred Stock	(11,073)	—	—
Repurchase of stock warrants	(510)	—	—
Dividend reinvestment plan	93	182	101
Dividends paid: Common Stock	(605)	(525)	(522)
Preferred Stock	(475)	(670)	(664)

Net cash provided (used) in financing activities	3,663	(12,883)	(8,641)

Net increase (decrease) in cash and cash equivalents	2,216	(9,969)	5,617
Cash and cash equivalents at beginning of year	16,492	26,461	20,844

Cash and cash equivalents at end of year	$18,708	$16,492	$26,461

Supplemental disclosure:
Cash paid during the period for: Interest	$6,023	$7,706	$9,413
Taxes	$—	$—	$—
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$1,029	$3,570	$(588)
Transfer of loans to foreclosed property	$2,770	$3,889	$7,278
Transfer of HTM securities to AFS securities	$—	$—	$46,244

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

Note 1—ORGANIZATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of First Community Corporation (the "Company") and its wholly owned subsidiary, First Community Bank (the "Bank"). The Company owns all of the common stock of FCC Capital Trust I. All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The Bank opened for business on August 17, 1995. FCC Capital Trust I is an unconsolidated special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

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

Investment Securities

        Investment securities are classified as either held-to-maturity, available-for-sale or trading securities. In determining such classification, securities that the Company has the positive intent and ability to hold to maturity are classified as held-to maturity and are carried at amortized cost. Securities classified as available-for-sale are carried at estimated fair values with unrealized gains and losses included in shareholders' equity on an after tax basis. Trading securities are carried at estimated fair value with unrealized gains and losses included in Non-interest income (See Note 4).

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

Mortgage Loans Held for Sale

        The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company's loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the Company's name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the Company's customers. Therefore, these loans present very little market risk for the Company.

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

Comprehensive Income

        The Company reports comprehensive income in accordance with ASC 220, "Comprehensive Income." ASC 220 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the Company's consolidated statements of comprehensive income.

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

        In 2006, the FASB issued guidance related to Accounting for Uncertainty in Income Taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements in accordance with FASB ASC topic 740-10, "Income Taxes". It also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return.

Stock Based Compensation Cost

        The Company accounts for stock based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

        The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2012, 2011 or 2010.

Earnings Per Common Share

        Basic earnings per common share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and warrants and are computed using the treasury stock method.

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

        In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring ("TDR"). The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company's TDR determinations.

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

        The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.

        In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company's financial statements.

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

Reclassifications

        Certain captions and amounts in the 2011 and 2010 consolidated financial statements were reclassified to conform to the 2012 presentation.

Note 3—BUSINESS COMBINATIONS

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Government sponsored enterprises	$1,522	$12	$—	$1,534
Mortgage-backed securities	110,425	2,343	624	112,144
Small Business Administration pools	54,148	1,008	163	54,993
State and local government	31,483	936	46	32,373
Corporate and other securities	2,349	53	1	2,401

	$199,927	$4,352	$834	$203,445

December 31, 2011:
Government sponsored enterprises	$31	$3	$—	$34
Mortgage-backed securities	141,103	2,876	2,348	141,631
Small Business Administration pools	35,889	634	44	36,479
State and local government	19,617	871	—	20,488
Corporate and other securities	2,432	54	86	2,400

	$199,072	$4,438	$2,478	$201,032

        At December 31, 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $884.5 thousand, foreign debt of $59.7 thousand, Federal Home Loan Mortgage Corporation preferred stock of $30.0 thousand and Corporate preferred stock in the amount of $416.7 thousand. At December 31, 2011, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.4 million, mutual funds at $904.9 thousand, foreign debt of $59.6 thousand and Federal Home Loan Mortgage Corporation preferred stock of $20.9 thousand

        Other investments, at cost include Federal Home Loan Bank ("FHLB") stock in the amount of $2.5 million at December 31, 2012 and FHLB and Federal Reserve stock in the amount of $1.8 million and $3.8 million at December 31, 2011, respectively.

        For the year ended December 31, 2012, proceeds from the sale of securities available-for-sale amounted to $55.8 million, gross realized gains amounted to $2.2 million and gross realized losses amounted to $2.1million. For the year ended December 31, 2011, proceeds from the sale of securities available-for-sale amounted to $56.0 million, gross realized gains amounted to $2.6 million and gross realized losses amounted to $2.0 million. For the year ended December 31, 2010, proceeds from the sale of securities available-for-sale amounted to $85.5 million, gross realized gains amounted to $2.5 million and gross realized losses amounted to $1.7 million. The tax provision applicable to the net realized gain was approximately $9.0 thousand, $201.0 thousand, and $289.0 thousand for 2012, 2011 and 2010, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—INVESTMENT SECURITIES (Continued)

        The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$26,725	$26,722
Due after one year through five years	83,068	84,630
Due after five years through ten years	30,565	31,161
Due after ten years	59,569	60,932

	$199,927	$203,445

        Securities with an amortized cost of $29.0 million and fair value of $30.3 million at December 31, 2012, were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $35.1 million and fair value of $36.6 million at December 31, 2011, were pledged to secure FHLB advances, public deposits, demand notes due the Treasury and securities sold under agreements to repurchase.

        The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2012 and 2011.

	Less than 12 months		12 months or more		Total
December 31, 2012 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$22,662	$233	$4,583	$13	$27,245	$246
Small Business Administration pools	11,013	158	2,447	5	13,460	163
Non-agency mortgage-backed securities	—	—	2,363	378	2,363	378
State and local government	2,599	46	—	—	2,599	46
Corporate bonds and other	—	—	50	1	50	1

Total	$36,274	$437	$9,443	$397	$45,717	$834

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or more		Total
December 31, 2011 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$25,113	$163	$3,269	$24	$28,382	$187
Small Business Administration pools	6,108	38	2,203	6	8,311	44
Non-agency mortgage-backed securities	574	3	13,275	2,158	13,849	2,161
Corporate bonds and other	940	60	524	26	1,464	86

Total	$32,735	$264	$19,271	$2,214	$52,006	$2,478

        Government Sponsored Enterprise, Mortgage Backed Securities:    Throughout 2008 and continuing through 2012, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the mortgage lending market. At December 31, 2012, the Company owns mortgage-backed securities ("MBSs") including collateralized mortgage obligations ("CMOs") with an amortized cost of $107.3 million and approximate fair value of $109.4 million issued by government sponsored enterprises ("GSEs"). Current economic conditions have impacted MBSs issued by GSEs such as the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal National Mortgage Association (the "FNMA"). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of December 31, 2012 and 2011, all of the MBSs issued by GSEs are classified as "Available for Sale." Unrealized losses on certain of these investments are not considered to b e "other than temporary," and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2012.

        Non-agency Mortgage Backed Securities:    The Company also holds private label mortgage-backed securities ("PLMBSs"), including CMOs, at December 31, 2012 with an amortized cost of $3.1 million and approximate fair value of $2.7 million. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

        During the year ended December 31, 2012, the Company identified two PLMBs with a fair value of $2.5 million that it considered other-than-temporarily-impaired. As prescribed by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 320-10-65, the Company recognized an impairment charge in earnings of $199.8 thousand (credit component) during year ended December 31, 2012. The $199.8 thousand represents the estimated credit losses on these securities for the year ended December 31, 2012. One of the securities identified as other-than-temporarily-impaired during the year ended December 31, 2012 was subsequently sold after the impairment was recognized.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—INVESTMENT SECURITIES (Continued)

        For the year ended December 31, 2011, we recognized impairment charges on three PLMBs investments whereby the credit component was $293 thousand recognized through earnings and the amount recognized through other comprehensive income amounted to $(35) thousand. For the year ended December 31, 2010, we recognized impairment charges on nine PLMBs investments whereby the credit component was $477 thousand recognized through earnings and the amount recognized through other comprehensive income amounted to $2.9 million. For the year ended December 31, 2009, we recognized the credit impairment charges of $491 thousand as the credit component on five PLMBs securities through earnings and $1.7 million through other comprehensive income. The PLMBs continue to experience high levels of delinquencies in the underlying loans that make up the PLMBSs, and as a result we could experience additional OTTI in the future.

        As prescribed by FASB ASC 320-10-35 for the year ended December 31, 2012 and 2011, the Company recognized the credit component of OTTI on debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

        Corporate Bonds:    Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer's ability to service the debt obligation. As of December 31, 2012, the Company owns one corporate bond which is rated above investment grade. The Company does not consider this investment to be OTTI.

        During the twelve months ended December 31, 2011, the Company recorded $4.0 thousand in OTTI charges on a preferred term security. During the third quarter of 2011, the Company sold this security and recorded an additional realized loss of $455 thousand. This loss was offset by the sale of two municipal bonds with a recorded gain of $488 thousand. During the fourth quarter of 2011, the Company sold an SLM Corporation bond that was rated below investment grade with a book value of $1 million and recorded a $73.0 thousand loss.

        State and Local Governments and Other:    Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2012.

        During the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company recorded OTTI losses on held-to-maturity and available-for-sale securities as follows:

Year ended December 31, 2012
(Dollars in thousands)	Available- for-sale securities
Total OTTI charge realized and unrealized	$415
OTTI recognized in other comprehensive income (non-credit component)	215

Net impairment losses recognized in earnings (credit component)	$200

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—INVESTMENT SECURITIES (Continued)

Year ended December 31, 2011
(Dollars in thousands)	Available- for-sale securities
Total OTTI charge realized and unrealized	$262
OTTI recognized in other comprehensive income (non-credit component)	(35)

Net impairment losses recognized in earnings (credit component)	$297

	Year ended December 31, 2010
(Dollars in thousands)	Held-to- maturity mortgage- backed securities	Available- for-sale securities	Total
Total OTTI charge realized and unrealized	$108	$4,310	4,418
OTTI recognized in other comprehensive income (non-credit component)	—	2,858	2,858

Net impairment losses recognized in earnings (credit component)	$108	$1,452	$1,560

        During 2012, 2011 and 2010, OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings. The remainder was reported in other comprehensive income. The following is a roll forward analysis of amounts relating to credit losses on debt securities recognized in earnings during the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010.

        For the year ended December 31, 2012, there were two non-agency mortgage backed securities with OTTI in which $200 thousand of OTTI representing the credit loss was recognized in earnings. The Company uses a third party to obtain information about the structure in order to assist in determining how the underlying cash flows will be distributed to each security. The following is a rollforward analysis of amounts relating to credit losses recognized in earnings:

	2012	2011	2010
(Dollars in thousands)	Available for Sale	Available for Sale	Available for Sale	Held to maturity
Balance at beginning of period	$930	$2,143	$545	$132
Other-than-temporary-impairment not previously recognized	173	50	291	98
Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	27	247	1,161	10
Realized losses during the period	(180)	(1,510)	(94)	—
Other-than-temporary impairment previously recognized in securities sold	(679)	—	—	—
Transfer to available-for-sale	—	—	240	(240)

Balance related to credit losses on debt securities at end of period	$271	$930	$2,143	$—

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—INVESTMENT SECURITIES (Continued)

        In evaluating the non-agency mortgage backed securities, relevant assumptions, such as prepayment rate, default rate and loss severity on a loan level basis, are used in determining the expected recovery of the contractual cash flows. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 13.7%, 8.0%, and 50.4%, respectively. The underlying collateral on substantially all of these securities are fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied, as well as, investment related single-family, 2-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

        The following table summarizes as of December 31, 2012 the number of CUSIPs, carrying value and fair value of the non-agency mortgage-backed securities/CMOs by credit rating. The credit rating reflects the lowest credit rating by any major rating agency. All non-agency mortgage-backed /CMO securities are in the super senior or senior tranche.

  (Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AA	2	$264	$264	$268
A1	1	380	380	374
A3	1	320	320	318
A	2	72	72	71
BBB	1	231	231	225
Baa1	1	71	71	72
Baa2	1	97	97	96
Below Investment Grade	4	2,008	1,653	1,291

Total	13	$3,443	$3,088	$2,715

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS

        Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2012	2011
Commercial, financial and agricultural	$20,924	$20,608
Real estate:
Construction	13,052	11,767
Mortgage-residential	38,892	38,337
Mortgage-commercial	226,575	220,288
Consumer:
Home equity	27,173	27,976
Other	5,495	5,335

Total	$332,111	$324,311

        Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2012	2011	2010
Balance at the beginning of year	$4,699	$4,911	$4,854
Provision for loan losses	496	1,420	1,878
Charged off loans	(742)	(1,696)	(1,948)
Recoveries	168	64	127

Balance at end of year	$4,621	$4,699	$4,911

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

        The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2012 and December 31, 2011 follows:

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	258	—	112	293	—	79	—	742
Recoveries	42	—	86	—	3	37	—	168
Provisions	223	—	(253)	140	(124)	2	508	496

Ending balance	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	338	—	235	1,322	400	17	2,309	4,621
Loans receivable:
Ending balance-total	$20,924	$13,052	$38,892	$226,575	$27,173	$5,495	$—	$332,111
Ending balances:
Individually evaluated for impairment	37	—	357	5,772	—	10	—	6,176
Collectively evaluated for impairment	20,887	13,052	38,535	220,803	27,173	5,485	—	325,935

(Dollars in thousands)	Commercial	Real estate Construction	Real estate Mortgage Residential	Real estate Mortgage Commercial	Consumer Home equity	Consumer Other	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911
Charge-offs	265	—	186	861	285	99	—	1,696
Recoveries	31	—	5	—	5	23	—	64
Provisions	(116)	(905)	230	932	476	45	758	1,420

Ending balance	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$1	$—	$—	$—	$2
Collectively evaluated for impairment	330	—	514	1,474	521	57	1,801	4,697
Loans receivable:
Ending balance-total	$20,608	$11,767	$38,337	$220,288	$27,976	$5,335	$—	$324,311
Ending balances:
Individually evaluated for impairment	45	—	622	8,667	—	19	—	9,353
Collectively evaluated for impairment	$20,563	$11,767	$37,715	$211,621	$27,976	$5,316	$—	$314,958

        Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $10.9 million and $11.3 million at December 31, 2012 and 2011, respectively. Repayments on these loans during the year ended December 31, 2012 were $855 thousand, and loans made amounted to $230 thousand. Repayments on these loans during the year ended

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

December 31, 2011 were $577 thousand, and loans made amounted to $1.2 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

        The following table presents at December 31, 2012, 2011 and 2010, loans individually evaluated and considered impaired under FAS ASC 310 "Accounting by Creditors for Impairment of a Loan." Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2012	2011	2010
Total loans considered impaired at year end	$6,176	$9,353	$9,587
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$—	$148	$378
Related allowance	$—	$2	$96
Loans considered impaired and previously written down to fair value	$6,176	$9,205	$9,209
Average impaired loans	$6,704	$9,926	$10,576
Amount of interest earned during period of impairment	$179	$397	$323

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

        The following tables are by loan category and present at December 31, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FAS ASC 310 "Accounting by Creditors for Impairment of a Loan." Impairment includes performing troubled debt restructurings.

(Dollars in thousands) December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$37	$50	$—	$53	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—
With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	37	50	—	53	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—

	$6,176	$6,603	$—	$6,704	$179

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

(Dollars in thousands) December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Commercial	$12	$19	$—	$21	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,552	8,975	—	9,066	382
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1
With an allowance recorded:
Commercial	33	33	1	36	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	115	115	1	117	8
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial	45	52	1	57	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,667	9,090	1	9,183	390
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1

	$9,353	$9,811	$2	$9,926	$397

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

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

        Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be "Pass" rated loans. As of December 31, 2012 and December 31, 2011, and

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2012 and December 31, 2011, no loans were classified as doubtful.

(Dollars in thousands) December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,826	$27	$71	$—	$20,924
Real estate:
Construction	8,595	2,047	2,410	—	13,052
Mortgage—residential	36,493	1,677	722	—	38,892
Mortgage—commercial	208,825	3,803	13,947	—	226,575
Consumer:
Home Equity	26,604	124	445	—	27,173
Other	5,475	3	17	—	5,495

Total	$306,818	$7,681	$17,612	$—	$332,111

(Dollars in thousands) December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,827	$499	$282	$—	$20,608
Real estate:
Construction	6,764	—	5,003	—	11,767
Mortgage—residential	37,063	305	969	—	38,337
Mortgage—commercial	200,984	8,009	11,295	—	220,288
Consumer:
Home Equity	27,692	38	246	—	27,976
Other	5,311	5	19	—	5,335

Total	$297,641	$8,856	$17,814	$—	$324,311

        At December 31, 2012 and 2011, non-accrual loans totaled $4.7 million and $5.4 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $352 thousand and $224 thousand in 2012 and 2011, respectively. Interest recorded on non-accrual loans in 2012 and 2011 amounted to $112 thousand and $163 thousand, respectively.

        Troubled debt restructurings ("TDRs") that are still accruing are included in impaired loans at December 31, 2012 and 2011 amounted to $1.5 million and $3.9 million, respectively. Interest earned during 2012 and 2011 on these loans amounted to $123 thousand and $234 thousand, respectively.

        Loans greater than 90 days delinquent and still accruing interest at December 31, 2012 and 2011 amounted to $55 thousand and $25 thousand, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

        The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2012 and December 31, 2011:

(Dollars in thousands) December 31, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$17	$107	$—	$85	$209	$20,715	$20,924
Real estate:
Construction	—	—	—	—	—	13,052	13,052
Mortgage—residential	311	378	—	357	1,046	37,846	38,892
Mortgage—commercial	627	898	55	4,263	5,843	220,732	226,575
Consumer:
Home equity	211	—	—	—	211	26,962	27,173
Other	32	7	—	10	49	5,446	5,495

Total	$1,198	$1,390	$55	$4,715	$7,358	$324,753	$332,111

(Dollars in thousands) December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$147	$123	$—	$12	$282	$20,326	$20,608
Real estate:
Construction	—	—	—	—	—	11,767	11,767
Mortgage—residential	391	95	—	623	1,109	37,228	38,337
Mortgage—commercial	1,382	966	25	4,749	7,122	213,166	220,288
Consumer:
Home equity	45	—	—	—	45	27,931	27,976
Other	42	18	—	19	79	5,256	5,335

Total	$2,007	$1,202	$25	$5,403	$8,637	$315,674	$324,311

        As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At December 31, 2012, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $3.3 million, and no allowance for loan losses was associated with those loans. At December 31, 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $7.7 million, and a $2 thousand allowance for loan losses was associated with those loans.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

        The following table, by loan category, present loans determined to be TDRs during the twelve month period ended December 31, 2012.

	For the twelve months ended December 31, 2012
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage—Commercial	1	$40	$40
Total nonaccrual	1	$40	$40

Accrual
Mortgage—Commercial	2	$596	$596
Total Accrual	2	$596	$596

Total TDRs	3	$636	$636

        During the twelve month ended December 31, 2012, the Company modified three loans that were considered to be TDRs. The payment and interest rate were lowered for two of these loans and the payment was modified to interest only for one loan.

        The following table, by loan category, present loans determined to be TDRs during the twelve month period ended December 31, 2011.

	For the twelve months ended December 31, 2011
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage—Commercial	5	$741	$741
Commercial & Industrial	2	43	43
Total nonaccrual	7	$784	$784

Accrual
Mortgage—Commercial	1	$3,138	$3,138
Total Accrual	1	$3,138	$3,138

Total TDRs	8	$3,922	$3,922

        During the twelve months ended December 31, 2011, the Bank modified eight loans that were considered to be TDRs. The payment and interest rate were lowered for six of these loans, the payment was lowered for one loan and for one loan the business and guarantor were released. One TDR that had been restructured with a lower payment in 2011 was paid out during the fourth quarter of 2011.

        The following table, by loan category, presents loans determined to be TDRs in the twelve months ended December 31, 2011 that had payment defaults during the period ended December 31, 2011. There were no loans determined to be TDRs in the twelve months ended December 31, 2012 that

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—LOANS (Continued)

subsequently defaulted during the twelve month period ended December 31, 2012. Defaulted loans are those loans that are greater than 89 days past due.

	For the twelve months ended December 31, 2011
Troubled Debt Restructurings that subsequently defaulted this period (Dollars in thousands)
	Number of Contracts	Recorded Investment
Mortgage—Commercial	4	$704
Commercial & Industrial	1	11

Total TDRs	5	$715

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

Note 6—FAIR VALUE MEASUREMENT

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

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

        Loans Held for Sale—The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company's loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the Company's name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in by price with the investors on the same day that the loan was locked in with the Company's customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

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

        Other Real Estate Owned (OREO)—OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management's estimation of the collateral and is considered a Level 3 measurement.

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

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

        The carrying amount and estimated fair value by classification Level of the Company's financial instruments as of December 31, 2012 are as follows:

	December 31, 2012
		Fair Value
	Carrying Amount
(Dollars in thousands)		Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$18,296	$18,296	$18,296	$—	$—
Available-for-sale securities	203,445	203,445	914	202,114	417
Other investments, at cost	2,527	—	—	—	2,527
Loans held for sale	9,658	9,658	—	9,658	—
Net loans receivable	327,490	328,893	—	322,717	6,176
Accrued interest	2,098	2,098	2,098	—	—
Interest rate swap	(338)	(338)	—	—	(338)
Financial liabilities:
Non-interest bearing demand	$97,526	$97,526	$—	$97,526	$—
NOW and money market accounts	150,874	150,874	—	150,874	—
Savings	41,100	41,100	—	41,100	—
Time deposits	185,477	187,313	—	187,313	—

Total deposits	474,977	476,813	—	476,813	—
Federal Home Loan Bank Advances	36,344	41,977	—	41,977	—
Short term borrowings	15,900	15,900	—	15,900	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	1,029	1,029	1,029	—	—

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

        The carrying amount and estimated fair value of the Company's financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Fair Value
Financial Assets:
Cash and short term investments	$16,492	$16,492
Available-for-sale securities	201,032	201,032
Other investments, at cost	5,637	—
Loans held for sale	3,725	3,725
Net loans receivable	319,612	319,505
Accrued interest	1,914	1,914
Interest rate swap	(602)	(602)
Financial liabilities:
Non-interest bearing demand	$83,572	$83,572
NOW and money market accounts	136,483	136,483
Savings	34,048	34,048
Time deposits	210,482	214,437

Total deposits	464,585	468,540
Federal Home Loan Bank Advances	43,862	50,238
Short term borrowings	13,616	13,616
Junior subordinated debentures	17,913	17,913
Accrued interest payable	1,624	1,624

        The following table reflects the changes in fair values for the years ended December 31, 2012, 2011 and 2010 and where these changes are included in the income statement:

	2012	2011	2010
(Dollars in thousands)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)
Interest rate swap	(58)	(166)	(581)
Total	$(58)	$(166)	$(581)

        The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2012 and December 31, 2011 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2012 or December 31, 2011 that are measured on a recurring basis.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

(Dollars in thousands)

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,534	$—	$1,534	$—
Mortgage-backed securities	112,144	—	112,144	—
Small Business Administration securities	54,993	—	54,993	—
State and local government	32,373	—	32,373	—
Corporate and other securities	2,401	914	1,070	417

	203,445	914	202,114	417
Interest rate cap/swap	(338)	—	—	(338)

Total	$203,107	$914	$202,114	$79

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$34	$—	$34	$—
Mortgage backed securities	141,631	—	141,631	—
Small Business Administration securities	36,479	—	36,479	—
State and local government	20,488	—	20,488	—
Corporate and other securities	2,400	926	1,474	—

	201,032	926	200,106	—
Interest rate cap/floor	(602)	—	—	(602)

Total	$200,430	$926	$200,106	$(602)

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

        The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2012 and 2011 measured on a recurring basis:

	2012
(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2011	$(602)	—
Total gains or losses (realized/unrealized)
Included in earnings	(58)	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	322	417
Transfers in and/or out of Level 3	—

Ending Balance December 31, 2012	$(338)	417

	2011
(Dollars in thousands)	State and local government securities	Corporate and other securities	Interest rate Swap
Beginning Balance December 31, 2010	$625	$182	$(778)
Total gains or losses (realized/unrealized)
Included in earnings	—	(103)	(166)
Included in other comprehensive income	—	(79)	—
Purchases, issuances, and settlements	(625)	—	342
Transfers in and/or out of Level 3	—	—	—

Ending Balance December 31, 2011	$—	$—	$(602)

        During the fourth quarter of 2011, a state and local government bond with a fair value of $579 thousand was called and removed from the Level 3 category.

        The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2012 and December 31, 2011 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2012 and 2011.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

(Dollars in thousands)

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$37	$—	$—	$37
Real estate:
Mortgage-residential	357	—	—	357
Mortgage-commercial	5,772	—	—	5,772
Consumer:
Home equity	—	—	—	—
Other	10	—	—	10

Total impaired	6,176	—	—	6,176

Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	488	—	—	488
Mortgage-commercial	3,198	—	—	3,198

Total other real estate owned	3,987	—	—	3,987

Total	$10,163	$—	$—	$10,163

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

(Dollars in thousands)

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$44	$—	$—	$44
Real estate:
Mortgage-residential	622	—	—	622
Mortgage-commercial	8,666	—	—	8,666
Consumer:
Home equity	—	—	—	—
Other	19	—	—	19

Total impaired	9,351	—	—	9,351

Other real estate owned:		—	—
Construction	2,156	—	—	2,156
Mortgage-residential	4,278	—	—	4,278
Mortgage-commercial	917	—	—	917

Total other real estate owned	7,351	—	—	7,351

Total	$16,702	$—	$—	$16,702

        The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $6.2 million and $9.4 million for the year ended December 31, 2012 and year ended December 31, 2011, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—FAIR VALUE MEASUREMENT (Continued)

        For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2012	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Interest Rate Swap	$(388)	Discounted cash flows	Weighted Average Credit Factor	3.20%
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,987	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,176	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Land	$5,297	$5,467
Premises	13,990	13,990
Equipment	7,187	6,381

	26,474	25,838
Accumulated depreciation	9,216	8,355

	$17,258	$17,483

        Provision for depreciation included in operating expenses for the years ended December 31, 2012, 2011 and 2010 amounted to $862 thousand, $841 thousand, and $882 thousand, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

        Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Core deposit premiums, gross carrying amount	$3,438	$3,438
Other intangibles	646	646

	4,084	4,084
Accumulated amortization	(3,924)	(3,719)

Net	$160	$365

        Amortization of the intangibles amounted to $204 thousand, $517 thousand and $621 thousand the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of the intangibles is scheduled to be as follows:

(Dollars in thousands)
2013	160

$160

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

        Bank-owned life insurance provides benefits to various existing officers. The carrying value of all existing policies at December 31, 2012 and 2011 was $10.9 million and $11.0 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

        The following summarizes the activity in the other real estate owned for the years ended December 31, 2012 and 2011.

	December 31,
(In thousands)	2012	2011
Balance—beginning of year	$7,351	$6,904
Additions—foreclosures	2,770	3,889
Writedowns	317	261
Sales	5,817	3,181

Balance, end of year	$3,987	$7,351

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—DEPOSITS

        At December 31, 2012, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2013	$109,239
2014	32,423
2015	14,793
2016	16,240
2017	12,780
Thereafter	2

$185,477

        Interest paid on certificates of deposits of $100 thousand or more totaled $1.2 million, $1.7 million, and $2.1 million in 2012, 2011, and 2010, respectively.

        Deposits from directors and executive officers and their related interests at December 31, 2012 and 2011 amounted to approximately $4.8 million and $4.4 million, respectively.

        The amount of overdrafts classified as loans at December 31, 2012 and 2011 were $142 thousand and $119 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

        Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2012 and 2011 was 0.21% and 0.25%, respectively. The maximum month-end balance during 2012 and 2011 was $17.3 million and $18.1 million, respectively. The average outstanding balance during the years ended December 31, 2012 and 2011 amounted to $15.5 million and $15.9 million, respectively, with an average rate paid of 0.23% and 0.25%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

        At December 31, 2012 and 2011, the Company had unused short-term lines of credit totaling $20.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances from the FHLB at December 31, 2012 and 2011, consisted of the following:

	December 31,
	2012		2011
(In thousands) Maturing	Amount	Rate	Amount	Rate
2012	—	—	1,000	0.36%
2013	—	—	4,000	3.58%
2015	4,000	4.22%	6,500	4.09%
After five years	32,344	4.13%	32,362	4.13%

	$36,344	4.14%	$43,862	3.99%

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

        As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $43.8 million at December 31, 2012. In addition, securities with a fair value of approximately $3.8 million have been pledged as collateral for advances as of December 31, 2012. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $58.1 million at December 31, 2011. In addition, securities with a fair value of approximately $15.9 million have been pledged as collateral for advances as of December 31, 2011. Advances are subject to prepayment penalties. The average advances during 2012 and 2011 were $38.8 million and $56.0 million, respectively. The average interest rate for 2012 and 2011 was 4.15% and 3.84%, respectively. The maximum outstanding amount at any month end was $42.9 million and $64.8 million for 2012 and 2011.

        During the years ended December 31, 2012 and December 31, 2011, the Company prepaid advances in the amount of $9.1 million and $14.0 million, respectively, and realized losses on the early extinguishment of $217 thousand and $188 thousand, respectively. The Company did not prepay any advances for the year ended December 31, 2010.

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

        On December 16, 2011, the Company sold 2,500 Units (the "Units"), with each Unit consisting of an 8.75% Subordinated Note, due in 2019, $1,000 principal amount (collectively, the "Notes"), and a Warrant to purchase 43 shares of common stock of the Company at an exercise price equal to $5.90 per share (collectively, the "Warrants"), to certain accredited investors, including directors and executive officers of the Company, for an aggregate purchase price of $2.5 million. Interest on the Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2012, at a rate of 8.75% per annum. Proceeds were retained by the Company and available to pay dividends on the Company's common and preferred stock, interest on the Notes and dividends on the Company's trust preferred securities, and for general corporate and banking purposes. On November 15, 2012, the Company redeemed the $2.5 million of Notes at par plus accrued but unpaid interest to the redemption date. The Warrants to purchase 107,500 shares are immediately exercisable and will automatically expire on December 16, 2019. The number of shares of common stock of the Company for which, and the price per share at which, a Warrant is exercisable

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—JUNIOR SUBORDINATED DEBT (Continued)

are subject to adjustment upon the occurrence of certain events, including, without limitation, a stock split, stock dividend or a merger, as provided in the Warrant.

Note 14—INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2012, 2011and 2010 consists of the following:

	Year ended December 31
(Dollars in thousands)	2012	2011	2010
Current
Federal	$—	$—	$136
State	284	142	102

	284	142	238

Deferred
Federal	1,336	1,315	327
State	—	—	—

	1,336	1,315	327

Income tax expense (benefit)	$1,620	$1,457	$565

        Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2012	2011	2010
Expected federal income tax expense	$1,900	$1,625	$822
State income tax net of federal benefit	187	112	67
Tax exempt interest	(182)	(29)	(52)
Increase in cash surrender value life insurance	(130)	(59)	(131)
Valuation allowance	—	35	97
Other	(155)	(227)	(238)

	$1,620	$1,457	$565

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

        The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2012	2011
Assets:
Allowance for loan losses	$1,609	$1,598
Excess tax basis of deductible intangible assets	121	121
Net operating loss carry forward	1,699	3,277
Unrealized loss on available-for-sale securities	—	—
Compensation expense deferred for tax purposes	767	736
Fair value adjustment on interest rate swap agreement	115	205
Deferred loss on other-than-temporary-impairment charges	257	471
Interest on nonaccrual loans	99	109
Tax credit carry-forwards	829	410
Excess discount accretion on securities for tax purposes	—	360
Other	401	232

Total deferred tax asset	5,897	7,519
Valuation reserve	132	132

Total deferred tax asset net of valuation reserve	5,765	7,387

Liabilities:
Tax depreciation in excess of book depreciation	118	126
Excess tax basis of non-deductible intangible assets	11	42
Excess financial reporting basis of assets acquired	956	1,014
Unrealized gain on available-for-sale securities	1,266	705
Other	—	22

Total deferred tax liabilities	2,351	1,909

Net deferred tax asset recognized	$3,414	$5,478

        At December 31, 2012 there is a $132 thousand valuation allowance that relates to deferred tax benefits for contribution carry forwards and capital loss carry forwards. At December 31, 2012, the Company has net operating loss carry forwards for federal income tax purposes of approximately $5.0 million available to offset future taxable income through 2031. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. During 2010, the Company recognized OTTI charges on certain investment securities in the amount of $13.5 million, which resulted in recognition of a $4.6 million deferred tax asset at December 31, 2010. These losses were not deductible until the securities were either sold or deemed worthless. During 2011 and 2012, a significant portion of those investments that created the deferred tax asset were sold and as a result created an $8.0 million taxable loss. The remaining $5.0 million tax

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—INCOME TAXES (Continued)

net operating loss can be carried forward until the year ended 2031. The net deferred asset is included in other assets on the consolidated balance sheets.

        A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $564 thousand has been recorded directly to shareholders' equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $1.3 million.

        Tax returns for 2010 and subsequent years are subject to examination by taxing authorities.

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

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2012 and 2011, the Bank had commitments to extend credit including lines of credit of $53.3 million and $40.3 million respectively.

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

        The primary market area served by the Bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank's risk based capital, or approximately $15.4 million. Based on this criteria, the Bank had four such concentrations at December 31, 2012, including $82.0 million (24.7% of total loans) to private households, $45.8 million (13.8% of total loans) to lessors of residential properties, $62.1 million (18.7% of total loans) to lessors of non-residential properties and $26.8 million (8.1% of total loans) to religious organizations. As reflected above, private households make up 24.7% of total loans and equate to approximately 133.1% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 2,065). Commercial real estate loans and commercial construction loans represent $237.6 million, or 72.1%, of the portfolio. Approximately $76.0 million, or 31.7%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank's loan portfolio, as well as existing commitments,

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (Continued)

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

        At December 31, 2012, the Bank has entered into the following interest rate swap agreement:

(Dollars in thousands) Notional Amount	Description	Cap/Swap Rate	Contract Date	Expiration Date	Fair Value 12/31/2012
$10,000	Interest Rate Swap	3.66% fixed	10/8/2008	10/8/2013	$(338)

        The Bank entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. The Bank will receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. The Bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The Bank's exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. The fair value of the contract was ($338) thousand and ($602) thousand as of December 31, 2012 and December 31, 2011 respectively. The change in fair value of the contract recognized in earnings during 2012, 2011, and 2010 was $58 thousand, $166 thousand and $581 thousand, respectively. The fair value of the contract is calculated based on the present value, over the remaining term of the contract, of the difference between the five year swap rate multiplied by the notional amount at the reporting date and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—OTHER EXPENSES

        A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Data processing	$479	$472	$414
Supplies	138	178	150
Telephone	297	307	302
Courier	72	66	63
Correspondent services	168	193	97
Insurance	209	213	220
Postage	172	174	181
Loss on limited partnership interest	194	119	119
Director fees	312	319	264
Professional fees	745	1,040	1,068
Other	692	666	624

	$3,478	$3,747	$3,502

Note 17—STOCK OPTIONS AND RESTRICTED STOCK

        The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2012 and 2011, the Company had 307,779 and 340,640 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

        Stock option transactions for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2010	188,441	13.28	1.70	$—

Forfeited	(113,419)	9.30

Outstanding December 31, 2011	75,022	19.69	3.03	$—

Forfeited	—	—

Outstanding, December 31, 2012	75,022	19.69	2.03	$—

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 17—STOCK OPTIONS AND RESTRICTED STOCK (Continued)

        Stock options outstanding and exercisable as of December 31, 2012 are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$12.35	1,619	0.95	$12.35
$14.21 / $16.70	9,903	2.26	14.46
$19.00 / $22.50	63,500	2.02	20.22

	75,022	2.03	$19.29

        In 2012, each non-employee director received 604 common shares of restricted stock in connection with their overall compensation plan. A total of 7,852 shares were issued to these directors at a value of $8.27 per share. All of these shares vested on January 1, 2013.

        In 2012, 25,009 restricted shares were issued to executive officers in connection with the Bank's incentive compensation plan. The shares were valued at $8.27 per share and cliff vest on May 15, 2015. The assumption used in the calculation of these amounts for the awards granted in 2012 is based on the price of the Company's common stock on the grant date.

        Warrants to purchase 107,500 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011. (See Note 13-Junior Subordinated Debt)

Note 18—EMPLOYEE BENEFIT PLAN

        The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2012, 2011 and 2010, the plan expense amounted to $276 thousand, $254 thousand and $233 thousand, respectively. Prior to July 1, 2007, the Company matched 50% of an employee's contribution up to a 6.00% participant contribution. Beginning July 1, 2007, the Company began matching 100% of the employee's contribution up to 3% and 50% of the employee's contribution on the next 2% of the employee's contribution.

        The Company acquired various single premium life insurance policies from DutchFork that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the Company receiving the remainder, thereby recovering its investment in the policies. In 2006, the Company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3.5 million designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2012 and 2011 of all bank owned life insurance was $10.9 million and $11.0 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2012, 2011 and 2010 amounted to $261 thousand, $161 thousand, and $275 thousand, respectively.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 19—EARNINGS PER SHARE

        The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2012	2011	2010
Numerator (Included in basic and diluted earnings per share)	$3,292	$2,654	$1,190

Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	4,144	3,287	3,262
Dilutive securities:
Warrants—Treasury stock method	28	—	—

Diluted common share outstanding	4,172	3,287	3,262

The average market price used in calculating assumed number of shares	$7.98	$6.34	$5.78

        For the years ended December 31, 2012, 2011 and 2010, options are not dilutive in calculating diluted earnings per share. In 2010, 2011, and 2012 the exercise price on all outstanding options exceeded the average market price for the year.

        On December 16, 2011 there were 107,500 warrants issued in connection with the issuance $2.5 million in subordinated debt. (See Note 13) These warrants were not dilutive to earnings per share for the period ended December 31, 2011. As shown above, the warrants were dilutive for the period ended December 31, 2012.

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

        On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, the Bank's then primary federal regulator (the "Formal Agreement"). The Formal Agreement was based on the findings of the OCC during a 2009 on-site examination of the Bank. As reflected in the Formal Agreement, the OCC's primary concern with the Bank is driven by the rating agencies downgrades of non-agency MBS in its investment portfolio. The Formal Agreement did not require any adjustment to the Bank's

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 20—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

balance sheet or income statement; nor did it change the Bank's "well capitalized" status. The OCC did, however, separately establish the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.

        Following a recent on-site examination of the Bank, the OCC notified the Bank that, effective June 28, 2012, the Bank is no longer subject to the Formal Agreement. As of December 31, 2012, the Bank had reduced the non-agency MBSs in its investment portfolio that are rated below investment grade to $1.3 million.

        The OCC also notified the Bank that, effective June 28, 2012, it was no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010. In addition, the Federal Reserve notified the Company that, effective July 10, 2012, the Company is no longer subject to the MOU.

        On July 27, 2012, the Company closed a public offering of common stock. The offering resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million, as compared to our original target of $12.5 million, and net proceeds of approximately $13.8 million.

        On August 29, 2012, we repurchased $3.78 million of our Series T Preferred Stock from the U.S. Treasury through a modified Dutch auction process. This represented 3,780 shares of the original 11,350 shares of preferred stock sold to the U.S. Treasury in November 2008 pursuant to the TARP Capital Purchase Program. The remaining 7,570 shares of Series T Preferred Stock were purchased in this same auction by third party investors unrelated to the Company. The auction price was $982.83 per share. As of October 8, 2012, we have repurchased or redeemed the remaining shares of Series T Preferred Stock from the third party investors. The financial results reported for the year ended December 31, 2012 include non-recurring expenses related to this matter in the amount of $119 thousand including attorney costs, accounting costs, and U.S. Treasury underwriter costs. In addition, we recorded a charge for the remaining discount accretion of approximately $159 thousand.

        On October 1, 2012, we completed a planned conversion from a national bank charter to a state bank charter as a non-member bank. The conversion is expected reduce certain regulatory examination costs in the future.

        On October 25, 2012, the U.S. Treasury accepted our bid to repurchase the warrant to purchase 195,915 shares of our common stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The repurchase price agreed upon was $297,500. The repurchase transaction was completed on November 1, 2012. The repurchase of the warrant from the U.S. Treasury has completely eliminated the Treasury's equity stake in the Company through the TARP Capital Purchase Program.

        On November 15, 2012, we redeemed the $2.5 million of outstanding subordinated debt at par which was issued in November 2011.

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 20—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

        The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Bank and the Company are as follows:

			Required to be Categorized Adequately Capitalized
	Actual
					Required to be Categorized Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2012
First Community Corporation
Tier 1 Capital	$63,381	17.33%	$14,628	4.00%	N/A	N/A
Total Risked Based Capital	67,963	18.58%	29,258	8.00%	N/A	N/A
Tier 1 Leverage	63,381	10.63%	23,846	4.00%	N/A	N/A
First Community Bank
Tier 1 Capital	$61,588	16.87%	$14,605	4.00%	$21,907	6.00%
Total Risked Based Capital	66,158	18.12%	29,209	8.00%	36,512	10.00%
Tier 1 Leverage	61,588	10.34%	23,824	4.00%	29,779	5.00%
December 31, 2011
First Community Corporation
Tier 1 Capital	$56,207	15.33%	$14,668	4.00%	N/A	N/A
Total Risked Based Capital	63,256	17.25%	29,335	8.00%	N/A	N/A
Tier 1 Leverage	56,207	9.40%	23,909	4.00%	N/A	N/A
First Community Bank
Tier 1 Capital	$55,377	15.12%	$14,647	4.00%	$21,971	6.00%
Total Risked Based Capital	59,971	16.38%	29,294	8.00%	36,616	10.00%
Tier 1 Leverage	55,377	9.27%	23,898	4.00%	29,873	5.00%

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

        The Company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 20—SHAREHOLDERS' EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

        If our Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

Note 21—PARENT COMPANY FINANCIAL INFORMATION

        The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2012	2011
Assets:
Cash on deposit	$1,417	$3,547
Securities purchased under agreement to resell	128	128
Investment securities available-for-sale	429	12
Investment in bank subsidiary	67,055	61,713
Other	767	608

Total assets	$69,796	$66,008

Liabilities:
Subordinated notes payable	$—	$2,449
Junior subordinated debentures	15,464	15,464
Other	149	199

Total liabilities	15,613	18,112

Shareholders' equity	54,183	47,896

Total liabilities and shareholders' equity	$69,796	$66,008

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Income:
Interest and dividend income	$1	$9	$52
Equity in undistributed earnings of subsidiary	4,313	3,782	2,270
Dividend income from bank subsidiary	320	—	—

Total income	4,634	3,791	2,322

Expenses:
Interest expense	658	446	443
Other	301	239	177

Total expense	959	685	620

Income before taxes	3,675	3,106	1,702
Income tax benefit	(293)	(218)	(152)

Net income	$3,968	$3,324	$1,854

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$3,968	$3,324	$1,854
Adjustments to reconcile net income to net cash used by operating activities
Equity in undistributed earnings of subsidiary	(4,313)	(3,782)	(2,270)
Other-net	(90)	232	72

Net cash used by operating activities	(435)	(226)	(344)

Cash flows from investing activities:
Purchase of available-for sale-securities	(417)	—	—
Maturity of available-for-sale securities	—	1,250	—
Other-net	—	(76)	(52)
Net cash provided (used) by investing activities	(417)	1,174	(52)

Cash flows from financing activities:
Proceeds from issuance of subordinated note payable	—	2,500	—
Repayment of subordinated note payable	(2,500)	—	—
Dividends paid: Common stock	(605)	(525)	(522)
Preferred stock	(475)	(670)	(664)
Proceeds from issuance of common stock	13,885	182	101
Redemption of preferred stock	(11,073)	—	—
Redemption of stock warrants	(510)	—	—

Net cash provided (used) in financing activities	(1,278)	1,487	(1,085)

Increase (decrease) in cash and cash equivalents	(2,130)	2,435	(1,481)
Cash and cash equivalents, beginning of year	3,547	1,112	2,593

Cash and cash equivalents, end of year	$1,417	$3,547	$1,112

Note 22—SUBSEQUENT EVENTS

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

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2012 and 2011 (dollars in thousands, except per share amounts).

2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,468	$5,650	$5,840	$6,044
Net interest income	4,285	4,329	4,451	4,509
Provision for loan losses	80	115	71	230
Gain (loss) on sale of securities	88	(35)	(38)	11
Other-than-temporary-impairment	—	—	—	(200)
Income before income taxes	1,338	1,793	1,327	1,130
Net income	1,021	1,220	928	799
Preferred stock dividends	—	339	168	169
Net income available to common shareholders	$1,021	$881	$760	$630
Net income per share, basic	$0.20	$0.19	$0.23	$0.19
Net income per share, diluted	$0.19	$0.19	$0.23	$0.19

2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,238	$6,382	$6,466	$6,440
Net interest income	4,616	4,628	4,619	4,454
Provision for loan losses	310	360	390	360
Gain on sale of securities	301	133	7	134
Other-than-temporary-impairment	(243)	(50)	—	(4)
Income before income taxes	1,565	1,398	1,020	798
Net income	1,071	957	726	570
Preferred stock dividends	168	167	168	167
Net income available to common shareholders	$903	$790	$558	$403
Net income per share, basic	$0.27	$0.24	$0.17	$0.12
Net income per share, diluted	$0.27	$0.24	$0.17	$0.12

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2012. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Controls over Financial Reporting

        We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, is included in Item 8 of this report under the heading "Management's Report on Internal Controls Over Financial Reporting."

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2013.

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

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth equity compensation plan information at December 31, 2012. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders	75,022	$19.69	307,729
Total(1)	75,022	$19.69	307,729

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

        The additional information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" and hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2013.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2013.

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

        The following consolidated financial statements are located in Item 8 of this report.

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2012 and 2011

  •
  Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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
10.10	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 19, 2008).*
10.11	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 19, 2008).*
10.12	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 19, 2008).*
10.13	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on June 19, 2008).*
10.14	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on June 19, 2008).*
10.15	Employment Agreement by and between James C. Leventis and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on June 19, 2008).*
10.16	Agreement by and between First Community Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 9, 2010).
10.17	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2011).
10.18	Form of First Community Corporation Subordinated Note Due 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 19, 2011).

10.19	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on December 19, 2011).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification of the Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.(1)

The Exhibits listed above will be furnished to any security holder free of charge upon written request to the Corporate Secretary, First Community Corporation, 5455 Sunset Blvd., Lexington, South Carolina 29072.

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

Date: March 28, 2013	FIRST COMMUNITY CORPORATION
	By:	/s/ MICHAEL C. CRAPPS Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ RICHARD K. BOGAN Richard K. Bogan	Director	March 28, 2013
/s/ THOMAS C. BROWN Thomas C. Brown	Director	March 28, 2013
/s/ CHIMIN J. CHAO Chimin J. Chao	Director	March 28, 2013
/s/ MICHAEL C. CRAPPS Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 28, 2013
/s/ ANITA B. EASTER Anita B. Easter	Director	March 28, 2013

Signature	Title	Date

/s/ O. A. ETHRIDGE O. A. Ethridge	Director	March 28, 2013
/s/ GEORGE H. FANN, JR. George H. Fann, Jr.	Director	March 28, 2013
/s/ J. THOMAS JOHNSON J. Thomas Johnson	Director, Vice Chairman of the Board,	March 28, 2013
/s/ W. JAMES KITCHENS, JR. W. James Kitchens, Jr.	Director	March 28, 2013
/s/ JAMES C. LEVENTIS James C. Leventis	Director, Chairman of the Board, & Secretary	March 28, 2013
/s/ ALEXANDER SNIPES, JR. Alexander Snipes, Jr.	Director	March 28, 2013
/s/ RODERICK M. TODD, JR. Roderick M. Todd, Jr.	Director	March 28, 2013
/s/ LORETTA R. WHITEHEAD Loretta R. Whitehead	Director	March 28, 2013
/s/ MITCHELL M. WILLOUGHBY Mitchell M. Willoughby	Director	March 28, 2013
/s/ JOSEPH G. SAWYER Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 28, 2013

Exhibit List

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	TARP Compliance Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.
99.2	TARP Compliance Certification of the Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.(1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.