Form 10-Q
period 2013-03-31
FIRST COMMUNITY CORP /SC/
filed 2013-05-14
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On May 14, 2013, 5,290,452 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2012
ASSETS
Cash and due from banks	$8,081	$11,517
Interest-bearing bank balances	23,024	6,779
Federal funds sold and securities purchased under agreements to resell	734	412
Investment securities - available for sale	218,244	203,445
Other investments, at cost	2,360	2,527
Loans held for sale	4,238	9,658
Loans	333,720	332,111
Less, allowance for loan losses	4,534	4,621
Net loans	329,186	327,490
Property, furniture and equipment - net	17,197	17,258
Bank owned life insurance	10,944	10,868
Other real estate owned	3,317	3,987
Intangible assets	109	160
Goodwill	571	571
Other assets	7,850	8,253
Total assets	$625,855	$602,925
LIABILITIES
Deposits:
Non-interest bearing demand	$99,029	$97,526
NOW and money market accounts	175,214	150,874
Savings	44,631	41,100
Time deposits less than $100,000	107,434	111,182
Time deposits $100,000 and over	70,716	74,295
Total deposits	497,024	474,977
Securities sold under agreements to repurchase	17,216	15,900
Federal Home Loan Bank advances	36,339	36,344
Junior subordinated debt	15,464	15,464
Other liabilities	5,042	6,057
Total liabilities	571,085	548,742
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 5,290,452 at March 31, 2013 5,227,300 at December 31, 2012	5,290	5,227
Common stock warrants issued	50	50
Nonvested restricted stock	(668)	(152)
Additional paid in capital	62,130	61,615
Accumulated deficit	(14,136)	(14,915)
Accumulated other comprehensive income	2,104	2,358
Total shareholders’ equity	54,770	54,183
Total liabilities and shareholders’ equity	$625,855	$602,925

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012
Interest and dividend income:
Loans, including fees	$4,361	$4,627
Taxable securities	680	1,315
Non-taxable securities	227	86
Federal funds sold and securities purchased under resale agreements	6	6
Other	9	10
Total interest income	5,283	6,044
Interest expense:
Deposits	513	927
Federal funds sold and securities sold under agreement to repurchase	9	9
Other borrowed money	482	599

Total interest expense	1,004	1,535
Net interest income	4,279	4,509
Provision for loan losses	150	230
Net interest income after provision for loan losses	4,129	4,279
Non-interest income:
Deposit service charges	361	389
Mortgage origination fees	1,015	723
Commissions on sale of non-deposit investment products	198	147
Gain on sale of securities	15	11
Gain (loss) on sale of other assets	(2)	50
Other-than-temporary-impairment write-down on securities	—	(200)
Fair value adjustment losses	—	(33)
Loss on early extinguishment of debt	—	(121)
Other	496	497
Total non-interest income	2,083	1,463
Non-interest expense:
Salaries and employee benefits	2,992	2,558
Occupancy	346	345
Equipment	283	287
Marketing and public relations	93	186
FDIC Assessment	99	184
Other real estate expense	112	144
Amortization of intangibles	51	51
Other	831	857
Total non-interest expense	4,807	4,612
Net income before tax	1,405	1,130
Income taxes	367	331
Net income	$1,038	$799
Preferred stock dividends, including discount accretion	—	169
Net income available to common shareholders	$1,038	$630

Basic earnings per common share	$0.20	$0.19
Diluted earnings per common share	$0.20	$0.19

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2013	2012

Net income	$1,038	$799

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax of $125 and $379, respectively	(244)	741

Less: Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $5 and $4, respectively	(10)	(7)

Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $71	—	129
Other comprehensive income (loss)	(254)	863
Comprehensive income	$784	$1,662

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three Months ended March 31, 2013 and March 31, 2012

(Unaudited)

								Accumulated
		Common		Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (loss)	Total
Balance December 31, 2011	$11,137	3,308	$3,308	$560	$49,165	$—	$(17,603)	$1,329	$47,896
Net income							799		799
Other comprehensive income net of tax expense of $325								863	863
Dividends: Common ($0.04 per share)							(131)		(131)
Preferred							(169)		(169)
Accretion	27								27
Dividend reinvestment plan		3	3		19				22
Balance, March 31, 2012	$11,164	3,311	$3,311	$560	$49,184	$—	$(17,104)	$2,192	$49,307

Balance December 31, 2012	$—	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income							1,038		1,038
Other comprehensive loss net of tax expense of $130								(254)	(254)
Issuance of restricted stock		60	60		493	(553)			—
Amortization of compensation on restricted stock						37			37
Dividends: Common ($0.05 per share)							(259)		(259)
Dividend reinvestment plan		3	3		22				25
Balance, March 31, 2013	$—	5,290	$5,290	$50	$62,130	$(668)	$(14,136)	$2,104	$54,770

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$1,038	$799
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	220	203
Premium amortization	980	580
Provision for loan losses	150	230
Write-down’s of other real estate owned	21	24
(Gain) loss on sale of other real estate owned	2	(50)
Origination of loans held-for-sale	(36,059)	(23,581)
Sale of loans held-for-sale	41,479	23,443
Amortization of intangibles	51	51
Gain on sale of securities	(15)	(11)
Other-than-temporary-impairment on securities	—	200
Net decrease in fair value of option instruments and derivatives	—	33
Loss on early extinguishment of debt	—	121
Decrease in other assets	556	402
Decrease in other liabilities	(1,015)	(943)
Net cash provided from operating activities	7,408	1,501
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(31,739)	(8,022)
Maturity/call of investment securities available-for-sale	13,837	8,322
Proceeds from sale of securities available-for-sale	1,957	4,239
Increase in loans	(1,969)	(7,377)
Proceeds from sale of other real estate owned	673	2,407
Purchase of property and equipment	(159)	(84)
Net cash used in investing activities	(17,400)	(515)
Cash flows from financing activities:
Increase in deposit accounts	22,046	12,288
Increase (decrease) in securities sold under agreements to repurchase	1,316	(137)
Advances from the Federal Home Loan Bank	8,500	1,500
Repayment of advances from FHLB	(8,505)	(6,626)
Dividends paid: Common Stock	(259)	(131)
Preferred Stock	—	(169)
Dividend reinvestment plan	25	22
Net cash provided from financing activities	23,123	6,747
Net increase in cash and cash equivalents	13,131	7,733
Cash and cash equivalents at beginning of period	18,708	16,492
Cash and cash equivalents at end of period	$31,839	$24,227
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,220	$1,821
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$254	$863
Transfer of loans to foreclosed property	$46	$413

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1    — Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2013 and December 31, 2012, and the Company’s results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax impact, at the dates and for the periods indicated (in thousands). All amounts are net of income taxes.

	Three months
	ended March 31,
	2013	2012
Beginning Balance	$2,358	$1,329

Other comprehensive income (loss) before reclassifications(a)	(244)	741

Amounts reclassified from accumulated other comprehensive income (loss)(a)	(10)	122

Net current-period other comprehensive income (loss)	(254)	863
Ending Balance	$2,104	$2,192

(a)         All other comprehensive income (loss) and reclassifications are related to available-for-sale securities.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q.  The information included in the Company’s 2012 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months
	ended March 31,
	2013	2012
Numerator (Net income available to common shareholders)	$1,038	$630
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	5,255	3,308
Dilutive securities:
Warrants — Treasury stock method	37	21
Diluted earnings per share	5,292	3,329
The average market price used in calculating assumed number of shares	$8.93	$7.29

At March 31, 2013, there were 75,022 outstanding options at an average exercise price of $19.69. None of these options has an exercise price below the average market price of $8.93 for the three-month period ended March 31, 2013, and, therefore they are not deemed to be dilutive.  In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019.  On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt.  These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Government sponsored enterprises	$1,520	$6	$—	$1,526
Mortgage-backed securities	120,740	2,258	514	122,484
Small Business Administration pools	55,547	916	126	56,337
State and local government	34,954	633	141	35,446
Corporate and other securities	2,349	103	1	2,451
	$215,110	$3,916	$782	$218,244
December 31, 2012:
Government sponsored enterprises	$1,522	$12	$—	$1,534
Mortgage-backed securities	110,425	2,343	624	112,144
Small Business Administration pools	54,148	1,008	163	54,993
State and local government	31,483	936	46	32,373
Corporate and other securities	2,349	53	1	2,401
	$199,927	$4,352	$834	$203,445

During the three months ended March 31, 2013 and March 31, 2012, the Company received proceeds of $2.0 million and $4.2 million, respectively, from the sale of investment securities available-for-sale, amounting to gross gains of $15.4 thousand and $190.6 thousand in earnings for each respective period.  Gross losses from the sale of investments for the three months ended March 31, 2012 amounted to $179.9 thousand.  There were no gross losses from the sale of investment securities for the three months ended March 31, 2013. As prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-35, for the quarter ended March 31, 2012, the Company recognized the credit component of an OTTI of its debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.  There was no OTTI recorded in earnings for the quarter ended March 31, 2013.

At March 31, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $877.4 thousand, foreign debt of $59.5 thousand, Federal Home Loan Mortgage Corporation preferred stock of $59.4 thousand and Corporate preferred stock in the amount of $416.8 thousand. At December 31, 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $884.5 thousand, foreign debt of $59.7 thousand, Federal Home Loan Mortgage Corporation preferred stock of $30.0 thousand and Corporate preferred stock in the amount of $416.7 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.4 million and $2.5 million at March 31, 2013 and December 31, 2012 respectively.

Note 3—Investment Securities — continued

There were no OTTI losses recorded on available-for-sale securities for the quarter ended March 31, 2013. During the three months ended March 31, 2012, the Company recorded OTTI losses on available-for-sale securities as follows.

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	Available-for-sale	Available-for-sale
(Dollars in thousands)	securities	securities
Total OTTI charge realized and unrealized	$—	$415
OTTI recognized in other comprehensive income (non-credit component)	—	215
Net impairment losses recognized in earnings (credit component)	$—	$200

During the first quarter 2012, an OTTI occurred of which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the three months ended March 31, 2013 and March 31, 2012.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012
	Available for	Available for
(Dollars in thousands)	Sale	Sale

Balance at beginning of period	$271	$930

Other-than-temporary-impairment not previously recognized	—	173

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	27

Other-than-temporary-impairment previously recognized on securities sold	—	(50)

Realized losses during the period	(26)	(77)
Balance related to credit losses on debt securities at end of period	$245	$1,003

Note 3—Investment Securities - continued

In evaluating the non-agency mortgage-backed securities, relevant assumptions, such as prepayment rate, default rate and loss severity on a loan level basis, are used in determining the expected recovery of the contractual cash flows.  The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates.  The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 13.7%, 8.0%, and 50.4%, respectively.   The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States.  The underlying collateral includes various percentages of owner-occupied as well as investment related single-family, 2-4 family and condominium residential properties.  The securities were purchased at various discounts to par value.  Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 3—Investment Securities - continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
March 31, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$25,164	$209	$2,051	$11	$27,215	$220
Small Business Administration pools	12,555	122	2,300	4	14,855	126
Non-agency mortgage-backed securities	—	—	1,928	294	1,928	294
State and local government	10,414	141	—	—	10,414	141
Corporate bonds and other	—	—	49	1	49	1
Total	$48,133	$472	$6,328	$310	$54,461	$782

	Less than 12 months		12 months or more		Total
December 31, 2012 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$22,662	$233	$4,583	$13	$27,245	$246
Small Business Administration pools	11,013	158	2,447	5	13,460	163
Non-agency mortgage-backed securities	—	—	2,363	378	2,363	378
State and local government	2,599	46	—	—	2,599	46
Corporate bonds and other	—	—	50	1	50	1
Total	$36,274	$437	$9,443	$397	$45,717	$834

Government Sponsored Enterprise, Mortgage-Backed Securities:  Throughout 2008 and continuing into 2013, the bond markets and many institutional holders of bonds have come under a great deal of stress partially as a result of increasing delinquencies in the mortgage lending market. At March 31, 2013, the Company owns mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), with an amortized cost of $117.9 million and approximate fair value of $119.9 million issued by government sponsored enterprises (“GSEs”). Current economic conditions have impacted MBSs issued by GSEs such as the Federal Home Loan Mortgage Corporation (the “FHLMC”) and the Federal National Mortgage Association (the “FNMA”). These entities have experienced increasing delinquencies in the underlying loans that make up the MBSs and CMOs. As of March 31, 2013 and December 31, 2012, all of the MBSs issued by GSEs are classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2013.

Note 3—Investment Securities - continued

Non-agency Mortgage-Backed Securities:  The Company also holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2013 with an amortized cost of $2.9 million and approximate fair value of $2.6 million.  Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the quarter ended March 31, 2013, no OTTI charges were recorded in earnings for the PLMBS portfolio.  During the quarter ended March 31, 2012, the Company identified two PLMBS with a fair value of $2.5 million that it considered other-than-temporarily-impaired.  As prescribed by FASB ASC 320-10-65, the Company recognized an impairment charge in earnings of $199.8 thousand (credit component) during the first quarter of 2012.  The $199.8 thousand represents the estimated credit losses on these securities for the quarter ended March 31, 2012.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities.

As prescribed by FASB ASC 320-10-35 for the three months ended March 31, 2012, the Company recognized the credit component of OTTI on debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

Corporate Bonds:  Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation.  As of March 31, 2013, the Company owns one corporate bond which is rated above investment grade.  The Company does not consider this investment to be OTTI.

State and Local Governments and Other:  Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality.  Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer.   The Company does not consider these securities to be OTTI at March 31, 2013.

The following table summarizes as of March 31, 2013 the number of CUSIPs, par value, carrying value and fair value of the non-agency mortgage-backed/CMOs securities by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.  All non-agency mortgage-backed/CMO securities are in the super senior or senior tranche.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AA	2	$228	$228	$233
A1	1	353	353	368
A3	1	302	302	301
A	2	68	68	67
BBB	1	210	210	208
Baa1	1	66	66	68
Baa2	1	51	51	50
Below Investment Grade	4	1,936	1,603	1,313
Total	13	$3,214	$2,881	$2,608

Note 3—Investment Securities - continued

The following sets forth the amortized cost and fair value of investment securities at March 31, 2013 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$21,792	$21,912
Due after one year through five years	84,217	86,032
Due after five years through ten years	72,108	72,903
Due after ten years	36,993	37,397
	$215,110	$218,244

Note 4—Loans

Loans summarized by category as of March 31, 2013, December 31, 2012 and March 31, 2012 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Commercial, financial and agricultural	$20,981	$20,924	$20,786
Real estate:
Construction	12,138	13,052	14,796
Mortgage-residential	38,301	38,892	38,986
Mortgage-commercial	230,644	226,575	224,372
Consumer:
Home equity	26,316	27,173	27,119
Other	5,340	5,495	5,031
Total	$333,720	$332,111	$331,090

Activity in the allowance for loan losses for the quarter ended March 31, 2013, the year ended December 31, 2012, and the quarter ended March 31, 2012 was as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Balance at the beginning of period	$4,621	$4,699	$4,699
Provision for loan losses	150	496	230
Charged off loans	(314)	(742)	(212)
Recoveries	77	168	28
Balance at end of period	$4,534	$4,621	$4,745

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2013 and March 31, 2012 and for the year ended December 31, 2012 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	7	—	4	235	42	26	—	314
Recoveries	11	—	61	—	—	5	—	77
Provisions	67	21	(93)	(12)	(122)	82	207	150
Ending balance March 31, 2013	$409	$21	$199	$1,075	$236	$78	$2,516	$4,534

Ending balances:
Individually evaluated for impairment	$11	$—	$—	$—	$—	$—	$—	$11

Collectively evaluated for impairment	398	21	199	1,075	236	78	2,516	4,523

Loans receivable:
Ending balance-total	$20,981	$12,138	$38,301	$230,644	$26,316	$5,340	$—	$333,720

Ending balances:
Individually evaluated for impairment	992	—	352	4,944	—	8	—	6,296

Collectively evaluated for impairment	$19,989	$12,138	$37,949	$225,700	$26,316	$5,332	$—	$327,424

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	—	—	13	178	—	21	—	212
Recoveries	12	—	7	—	2	7	—	28
Provisions	(36)	—	(8)	133	43	10	88	230
Ending balance March 31, 2012	$307	$—	$500	$1,430	$566	$53	$1,889	$4,745

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$—	$—	$1

Collectively evaluated for impairment	306	—	500	1,430	566	53	1,889	4,744

Loans receivable:
Ending balance-total	$20,786	$14,796	$38,986	$224,372	$27,119	$5,031	$—	$331,090

Ending balances:
Individually evaluated for impairment	43	—	605	8,923	—	32	—	9,603

Collectively evaluated for impairment	$20,743	$14,796	$38,381	$215,449	$27,119	$4,999	$—	$321,487

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	258	—	112	293	—	79	—	742
Recoveries	42	—	86	—	3	37	—	168
Provisions	223	—	(253)	140	(124)	2	508	496
Ending balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	338	—	235	1,322	400	17	2,309	4,621

Loans receivable:
Ending balance-total	$20,924	$13,052	$38,892	$226,575	$27,173	$5,495	$—	$332,111

Ending balances:
Individually evaluated for impairment	37	—	357	5,772	—	10	—	6,176

Collectively evaluated for impairment	$20,887	$13,052	$38,535	$220,803	$27,173	$5,485	$—	$325,935

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $10.8 million and $11.3 million at March 31, 2013 and March 31, 2012, respectively. During the three months ended March 31, 2013, repayments on these loans were $128.0 thousand and there were no new loans made. Repayments on these loans during the three months ended March 31, 2012 were $749.3 thousand and loans made amounted to $390.0 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans-continued

The following table presents at March 31, 2013 and December 31, 2012 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Total loans considered impaired	$6,296	$6,176
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	365	—
Related allowance	11	—
Loans considered impaired and previously written down to fair value	5,931	6,176
Average impaired loans	7,167	6,704

The following tables are by loan category and present at March 31, 2013, March 31, 2012 and December 31, 2012 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
March 31, 2013	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$627	$633	$—	$705	$9
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	352	379	—	417	—
Mortgage-commercial	4,944	5,469	—	5,660	7
Consumer:
Home Equity	—	—	—	—	—
Other	8	8	—	20	—

With an allowance recorded:
Commercial	365	365	11	365	9
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	992	998	11	1,070	18
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	352	379	—	417	—
Mortgage-commercial	4,944	5,469	—	5,660	7
Consumer:
Home Equity	—	—	—	—	—
Other	8	8	—	20	—
	$6,296	$6,854	$11	$7,167	$25

Note 4—Loans-continued

		Unpaid		Average	Interest
March 31, 2012	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$10	$17	$—	$18	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	605	632	—	648	—
Mortgage-commercial	8,923	9,347	—	9,353	68
Consumer:
Home Equity	—	—	—	—	—
Other	32	32	—	94	—

With an allowance recorded:
Commercial	33	33	1	33	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	43	50	1	51	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	605	632	—	648	—
Mortgage-commercial	8,923	9,347	—	9,353	68
Consumer:
Home Equity	—	—	—	—	—
Other	32	32	—	94	—
	$9,603	$10,061	$1	$10,146	$68

Note 4—Loans-continued

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$37	$50	$—	$53	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	37	50	—	53	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—
	$6,176	$6,603	$—	$6,704	$179

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans.  As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of March 31, 2013 and December 31, 2012, no loans were classified as doubtful.

(Dollars in thousands)		Special
March 31, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,780	$68	$133	$—	$20,981
Real estate:
Construction	8,677	1,313	2,148	—	12,138
Mortgage — residential	36,233	999	1,069	—	38,301
Mortgage — commercial	213,738	6,541	10,365	—	230,644
Consumer:
Home Equity	25,997	175	144	—	26,316
Other	5,328	1	11	—	5,340
Total	$310,753	$9,097	$13,870	$—	$333,720

(Dollars in thousands)		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,826	$27	$71	$—	$20,924
Real estate:
Construction	8,595	2,047	2,410	—	13,052
Mortgage — residential	36,493	1,677	722	—	38,892
Mortgage — commercial	208,825	3,803	13,947	—	226,575
Consumer:
Home Equity	26,604	124	445	—	27,173
Other	5,475	3	17	—	5,495
Total	$306,818	$7,681	$17,612	$—	$332,111

At March 31, 2013 and December 31, 2012, non-accrual loans totaled $5.4 million and $4.7 million, respectively.

Troubled debt restructurings that are still accruing and included in impaired loans at March 31, 2013 and December 31, 2012 amounted to $907 thousand and $1.5 million, respectively.  Troubled debt restructurings in nonaccrual status at March 31, 2013 and December 31, 2012 amounted to $2.0 million and $1.8 million, respectively.

Loans greater than ninety days delinquent and still accruing interest at March 31, 2013 and December 31, 2012 amounted to $325 thousand and $55 thousand, respectively.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2013 and December 31, 2012:

			Greater
	30-59		than 90
(Dollars in thousands)	Days	60-89 Days	Days and		Total Past
March 31, 2013	Past Due	Past Due	Accruing	Nonaccrual	Due	Current	Total Loans
Commercial	$13	$45	$—	$84	$142	$20,839	$20,981
Real estate:
Construction	—	—	—	—	—	12,138	12,138
Mortgage-residential	440	260	325	352	1,377	36,924	38,301
Mortgage-commercial	2,086	287	—	4,944	7,317	223,327	230,644
Consumer:
Home equity	128	62	—	—	190	26,126	26,316
Other	18	—	—	8	26	5,314	5,340
Total	$2,685	$654	$325	$5,388	$9,052	$324,668	$333,720

			Greater
	30-59		than 90
(Dollars in thousands)	Days	60-89 Days	Days and		Total Past
December 31, 2012	Past Due	Past Due	Accruing	Nonaccrual	Due	Current	Total Loans
Commercial	$17	$107	$—	$85	$209	$20,715	$20,924
Real estate:
Construction	—	—	—	—	—	13,052	13,052
Mortgage-residential	311	378	—	357	1,046	37,846	38,892
Mortgage-commercial	627	898	55	4,263	5,843	220,732	226,575
Consumer:
Home equity	211	—	—	—	211	26,962	27,173
Other	32	7	—	10	49	5,446	5,495
Total	$1,198	$1,390	$55	$4,715	$7,358	$324,753	$332,111

Note 4—Loans-continued

As a result of adopting the amendments in Accounting Standards Update (ASU) 2011-02 (Receivables-Topic 310), the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

As shown in the table below, one loan was determined to be a TDR during the three months ended March 31, 2013.  The loan was modified to extend the terms outside the Company’s guidelines. There were no loans determined to be TDRs that were restructured during the three-month period ended March 31, 2012.

	For the three months ended March 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
Troubled Debt Restructurings	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Nonaccrual
Mortgage-Commercial	1	$257	$257
Total nonaccrual	1	$257	$257

Accrual
Mortgage-Commercial	—	$—	$—
Total Accrual	—	$—	$—

Total TDRs	1	$257	$257

During the three month period ended March 31, 2013, there were no loans determined to be TDRs in the past twelve months that had payment defaults.  Any payment that is past due greater than 30 days is considered to be a payment default.

The following table, by loan category, presents loans determined to be TDRs in the last twelve months that had payment defaults during the three month period ended March 31, 2012.  Any payment that is past due greater than 30 days is considered to be a payment default.

	For the three months ended
Troubled Debt Restructurings	March 31, 2012
that subsequently defaulted	Number
this period	of	Recorded
(Dollars in thousands)	Contracts	Investment

Mortgage-Commercial	3	$56
Commercial & Industrial	1	9
Total TDRs	4	$65

Note 4—Loans-continued

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to.  All non-accrual loans are written down to their corresponding collateral value.   All TDR accruing loans that have a loan balance that exceeds the present value of cash flows will have a specific allocation. All nonaccrual loans are considered impaired.  Under ASC 310-10, a loan is impaired when it is probable that the Company will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement.  The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement.  The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented.  Additionally, in January 2013, the FASB clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement.  These amendments did not have a material effect on the Company’s financial statements.

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired.  If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The amendments did not have a material effect on the Company’s financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments are effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The amendments did not have a material effect on the Company’s financial statements.  As required by the amendments the amounts reclassified out of accumulated other comprehensive income by component are shown in Note 1-Basis of Presentation.

In February  2013, the FASB amended the Liabilities topic to address obligations resulting from joint and several liability arrangements.  The guidance addresses recognition of financial commitments arising from joint and several liability arrangements.  Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 6— Fair Value of Financial Instruments

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

Note 6 — Fair Value of Financial Instruments - continued

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

6 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$31,839	$31,839	$31,839	$—	$—
Available-for-sale securities	218,244	218,244	937	216,890	417
Other investments, at cost	2,360	—	—	—	2,360
Loans held for sale	4,238	4,238	—	4,238	—
Net Loans receivable	329,186	331,813	—	325,517	6,296
Accrued interest	2,072	2,072	2,072	—	—
Interest rate swap	(254)	(254)	—	—	(254)
Financial liabilities:
Non-interest bearing demand	$99,029	$99,029	$—	$99,029	$—
NOW and money market accounts	175,214	175,214	—	175,214	—
Savings	44,631	44,631	—	44,631	—
Time deposits	178,150	179,928	—	179,928	—
Total deposits	497,024	498,802	—	498,802	—
Federal Home Loan Bank Advances	36,339	41,603	—	41,603	—
Short term borrowings	17,216	17,216	—	17,216	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	813	813	813	—	—

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$18,708	$18,708	$18,708	$—	$—
Available-for-sale securities	203,445	203,445	914	202,114	417
Other investments, at cost	2,527	—	—	—	2,527
Loans held for sale	9,658	9,658	—	9,658	—
Net loans receivable	327,490	328,893	—	322,717	6,176
Accrued interest	2,098	2,098	2,098	—	—
Interest rate swap	(338)	(338)	—	—	(338)
Financial liabilities:
Non-interest bearing demand	$97,526	$97,526	$—	$97,526	$—
NOW and money market accounts	150,874	150,874	—	150,874	—
Savings	41,100	41,100	—	41,100	—
Time deposits	185,477	187,313	—	187,313	—
Total deposits	474,977	476,813	—	476,813	—
Federal Home Loan Bank Advances	36,344	41,977	—	41,977	—
Short term borrowings	15,900	15,900	—	15,900	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	1,029	1,029	1,029	—	—

Note 6 — Fair Value of Financial Instruments - continued

The following table reflects the changes in fair values for three-month periods ended March 31, 2013 and 2012 and where these changes are included in the income statement:

	Three months ended March 31,
	2013	2012
(Dollars in thousands) Description	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss
Interest rate swap	$—	$(33)
Total	$—	$(33)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2013 and December 31, 2012 that are measured on a recurring basis.  There were no liabilities carried at fair value as of March 31, 2013 or December 31, 2012 that are measured on a recurring basis.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)	March 31,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Government sponsored enterprises	$1,526	$—	$1,526	$—
Mortgage-backed securities	122,484	—	122,484	—
Small Business Administration securities	56,337	—	56,337	—
State and local government	35,446	—	35,446	—
Corporate and other securities	2,451	937	1,097	417
	218,244	937	216,890	417

Interest rate cap/swap	(254)	—	—	(254)
Total	$217,990	$937	$216,890	$163

Note 6 — Fair Value of Financial Instruments - continued

(Dollars in thousands) Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,534	$—	$1,534	$—
Mortgage-backed securities	112,144	—	112,144	—
Small Business Administration securities	54,993	—	54,993	—
State and local government	32,373	—	32,373	—
Corporate and other securities	2,401	914	1,070	417
	203,445	914	202,114	417

Interest rate cap/swap	(338)	—	—	(338)
Total	$203,107	$914	$202,114	$79

The following tables reconcile the changes in Level 3 financial instruments for the three months ended March 31, 2013 and March 31, 2012 that are measured on a recurring basis.

	2013
(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2012	$(338)	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	84	—
Transfers in and/or out of Level 3	—
Ending Balance March 31, 2013	$(254)	$417

Note 6 — Fair Value of Financial Instruments - continued

(Dollars in thousands)	Interest rate Swap
Beginning Balance December 31, 2011	$(602)
Total gains or losses (realized/unrealized)

Included in earnings	(33)

Included in other comprehensive income	—

Purchases, issuances, and settlements	82

Transfers in and/or out of Level 3	—
Ending Balance March 31, 2012	$(553)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2013 and December 31, 2012 that are measured on a non-recurring basis.

(Dollars in thousands) Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$992	$—	$—	$992
Real estate:
Mortgage-residential	352	—	—	352
Mortgage-commercial	4,944	—	—	4,944
Consumer:
Home equity	—	—	—	—
Other	8	—	—	8
Total impaired	6,296	—	—	6,296
Other real estate owned:
Construction	380	—	—	380
Mortgage-residential	281	—	—	281
Mortgage-commercial	2,656	—	—	2,656
Total other real estate owned	3,317	—	—	3,317
Total	$9,613	$—	$—	$9,613

Note 6 — Fair Value of Financial Instruments - continued

(Dollars in thousands) Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$37	$—	$—	$37
Real estate:
Mortgage-residential	357	—	—	357
Mortgage-commercial	5,772	—	—	5,772
Consumer:
Home equity	—	—	—	—
Other	10	—	—	10
Total impaired	6,176	—	—	6,176
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	488	—	—	488
Mortgage-commercial	3,198	—	—	3,198
Total other real estate owned	3,987	—	—	3,987
Total	$10,163	$—	$—	$10,163

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO.  This internal process consists of evaluating the underlying collateral to independently obtained comparable properties.  With respect to less complex or smaller credits, an internal evaluation may be performed.  Generally the independent and internal evaluations are updated annually.  Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $6.3 million and $6.2 million as of March 31, 2013 and December 31, 2012, respectively.

Note 6 — Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Interest Rate Swap	$(254)	Discounted cash flows	Weighted Average Credit Factor	3.20%

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$3,317	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$6,296	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 — Fair Value of Financial Instruments - continued

(Dollars in thousands)	Fair Value as of December 31, 2012	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Interest Rate Swap	$(388)	Discounted cash flows	Weighted Average Credit Factor	3.20%

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$3,987	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$6,176	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•                  credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

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

These risks are exacerbated by the developments since 2008 in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on the Company.  Beginning in 2008 and continuing into 2013, the capital and credit markets have experienced severe levels of volatility.  During the first three months of 2013, economic conditions, while slow by historical standards and still fluctuating on a day-to-day basis, have shown general signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other variables, it is difficult to predict if this stabilization is indicative of a lasting trend. There can be no assurance that these challenging developments of the past few years will not further materially and adversely affect our business, financial condition and results of operations.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying our forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. Forward-looking statements in this Form 10-Q speak as of the date of this document, and we do not intend, and assume no obligation, to update such forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

Overview

The following discussion describes our results of operations for the three months ended March 31, 2013 as compared to the three month period ended March 31, 2012 and also analyzes our financial condition as of March 31, 2013 as compared to December 31, 2012.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2013 and our notes included in the consolidated financial statements in our 2012 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments, including our private label MBS holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements. See Note 3 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the three months ended March 31, 2012.

Comparison of Results of Operations for Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Net Income

Our net income for the three months ended March 31, 2013 was $1.0 million or $0.20 diluted earnings per common share, as compared to $799 thousand or $0.19 diluted earnings per common share, for the three months ended March 31, 2012.  The increase in net income between the two periods is primarily due to a decrease of $80 thousand in the provision for loan losses and an increase of $620 thousand in non-interest income in the three months ended March 31, 2013 as compared to the same period in 2012. The factors resulting in increased net income were partially offset by a decrease of $230 thousand in net interest income and a $195 thousand increase in non-interest expense during the three months ended March 31, 2013.  Average earning assets increased by $19.0 million in the first quarter of 2013 as compared to the same period in 2012.  Average earning assets were $562.1 million during the three months ended March 31, 2013 as compared to $543.1 million during the three months ended March 31, 2012.  The increase in earning assets was offset by a 21 basis point decrease in our net interest margin on a tax equivalent basis.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2013 and 2012, along with average balances and the related interest income and interest expense amounts.

Net interest income was $4.3 million and $4.5 million for the three months ended March 31, 2013 and 2012.  Our tax equivalent net interest margin decreased by 21 basis points from 3.36% at March 31, 2012 to 3.15% at March 31, 2013.  The yield on earning assets for the three months ended March 31, 2013 and 2012 was 3.81% and 4.48%, respectively.  The cost of interest-bearing liabilities during the first three months of 2013 was 0.90% as compared to 1.36% in the same period of 2012.  Throughout 2012 and during the three months ended March 31, 2013, interest rates continued to remain at historically low levels.  For the three months ended March 31, 2013, loans averaged 60.1% of average earning assets as compared to 60.5% in the same period of 2012.  The lower average loan balances as well as reinvesting cash flows from maturing loans and investments at interest rates that remain at historical lows over the last year have resulted in the 67 basis point decline in the yield on earning assets during the two periods.  Our cost of funds declined 46 basis points, on average, in the first quarter of 2013 as compared to the same period of 2012.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represented 44.1% of our average interest bearing liabilities during the first quarter of 2013 as compared to 37.8% in the same period of 2012.  Time deposits and borrowed funds, typically the higher costing funds, represented 55.9% of our average interest-bearing funds in the first quarter of 2013 as compared to 62.2% during the same period in 2012.  The continued improvement in the overall mix of our funding sources resulted in a reduction of our cost of funds during the first quarter of 2013.

Provision and Allowance for Loan Losses

At March 31, 2013 and December 31, 2012, the allowance for loan losses was $4.5 million, or 1.36%, and $4.6 million, or 1.39%, of total loans, respectively.  Our provision for loan losses was $150 thousand for the three months ended March 31, 2013, as compared to $230 thousand for the three months ended March 31, 2012.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

The decrease in the provision for loan losses for the first three months of 2013 as compared to the same period in 2012 is a result of a continuation of moderating levels of classified and non-performing loans as well as continued moderate improvement in economic conditions, including unemployment levels, in our markets. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.   Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $9.0 million (1.45% of total assets) at March 31, 2013 as compared to $8.8 million (1.45% of total assets) at December 31, 2012. While we believe these ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There were 28 loans, totaling $5.7 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2013. The largest with a carrying value of $1.4 million is secured by a first lien on an owner occupied commercial business property located in the midlands of South Carolina.  The average balance of the remaining 27 loans is approximately $161 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value.  At March 31, 2013, we had one loan delinquent more than 90 days and still accruing interest in the amount of $325 thousand.  Loans totaling $3.3 million were delinquent 30 days to 89 days representing 1.01% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified two loan relationships in the aggregate amount of $1.8 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans.  These balances are included as substandard loans in Note 4 of the financial statements.

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

	Three Month Ended March 31,
(Dollars in thousands)	2013	2012
Average loans outstanding (including loans held for sale)	$337,923	$328,604
Loans outstanding at period end	$333,720	$331,090
Non-performing assets:
Nonaccrual loans	$5,388	$5,416
Loans 90 days past due still accruing	325	—
Foreclosed real estate	3,317	5,383
Repossessed-other	17	2
Total non-performing assets	$9,047	$10,801

Beginning balance of allowance	$4,621	$4,699
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	4	120
Non-residential real estate	235	71
Home equity	42	—
Commercial	7	—
Installment & credit card	26	21
Total loans charged-off	314	212
Recoveries:
1-4 family residential mortgage	61	7
Non-residential real estate	—	—
Home equity	—	2
Commercial	11	12
Installment & credit card	5	7
Total recoveries	77	28
Net loan charge offs (recoveries)	237	184
Provision for loan losses	150	230
Balance at period end	$4,534	$4,745

Net charge -offs to average loans	.07%	.06%
Allowance as percent of total loans	1.36%	1.43%
Non-performing assets as % of total assets	1.45%	1.80%
Allowance as % of non-performing loans	79.4%	87.6%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	March 31, 2013		December 31, 2012
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$409	6.3%	$338	6.3%
Real Estate — Construction	21	3.6%	—	3.9%
Real Estate Mortgage:
Commercial	1,075	69.1%	1,322	68.2%
Residential	199	11.5%	235	11.7%
Consumer:
Home Equity	236	7.9%	400	8.2%
Other	78	1.6%	17	1.7%
Unallocated	2,516	N/A	2,309	N/A
Total	$4,534	100.0%	$4,621	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2013 was $2.1 million as compared to $1.5 million during the same period in 2012.  Deposit service charges decreased $28 thousand. Mortgage origination fees increased $292 thousand. The decrease in deposit service charges is primarily a result of lower overdraft protection fees due to a continued decrease in the number of items being presented on insufficient funds accounts during the first quarter of 2013 as compared to the same period in 2012.  The historically low interest rate environment as well as our continued focus on mortgage origination fee revenues resulted in the increase to $1.0 million in mortgage origination fees in the first quarter of 2013 as compared to $700 thousand in the same period of 2012.  OTTI charges of $200 thousand (credit component) on two private label mortgage backed securities were recognized during the first three months of 2012 (see Note 3 to financial statements).  There were no OTTI charges in the first quarter of 2013. As a result of the reduction in the balance of below investment grade securities in our portfolio in 2011 and 2012, the exposure to future OTTI credit charges on the securities held in our investment portfolio has been greatly reduced (see “Financial Position” discussion).  Nevertheless, management continues to monitor the investment portfolio with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some of the securities are other-than temporarily impaired, which would require a charge to earnings in such period.  During the three months ended March 31, 2012, we repaid $4.0 million in a FHLB advance that was to mature in January 2013.  The loss on early extinguishment of this debt was $121 thousand.  There were no losses incurred as a result of early extinguishment of debt during the first quarter of 2013.

Total non-interest expense increased by $195 thousand, or 4.2%, during the first quarter of 2013 as compared to the same quarter in 2012.  Salary and benefit expense increased $434 thousand from $2.6 million in the first quarter of 2012 to $3.0 million in the first quarter of 2013.  At March 31, 2013, we had 163 full time equivalent employees as compared to 158 at March 31, 2012.  This increase in number of full time equivalent employees, normal salary adjustments as well as increased incentives and commissions account for the increase in salary and benefit expense between the two periods.  Marketing and public relations expense decreased from $186 thousand in the first quarter of 2012 to $93 thousand in the first quarter of 2013.  The timing of a media campaign in the first quarter of 2012 resulted in increased marketing cost as compared to the same period of 2013.  FDIC insurance assessments decreased $85 thousand in the first quarter of 2013 as compared to the same period in 2012.  The decrease results from our assessment rate changing from approximately 14 basis points on average total assets during the first quarter of 2012 to approximately 7.5 basis points of average total assets during the first quarter of 2013.  Other real estate expenses decreased $32 thousand in the first quarter of 2013 as compared to the same period in 2012. The decrease relates to moderating levels of accumulated delinquent taxes, insurance, legal fees and other related expenses as the level of other real estate owned continues to decline.  The other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Three months ended
	March 31,
(In thousands)	2013	2012
Data processing	$100	$124
Supplies	25	43
Telephone	86	73
Correspondent services	48	42
Insurance	59	54
Postage	48	44
Professional fees	133	235
Director fees	72	72
Other	260	170
	$831	$857

Income Tax Expense

Our effective tax rate was 26.1% and 29.3% in the first quarter of 2013 and 2012, respectively.  The lower effective tax rate is a result of a higher amount of interest on tax exempt securities in the first quarter of 2013 as compared to the same period in 2012.  As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 26.5% to 28.0% throughout the remainder of 2013.

Financial Position

Assets totaled $625.9 million at March 31, 2013 as compared to $602.9 million at December 31, 2012, an increase of $23.0 million.  Loans (excluding loans held for sale) at March 31, 2013 were $333.7 million as compared to $332.1 million at December 31, 2012.  The increase of $1.6 million in loans resulted from funding in excess of $10.2 million of new loan production in the first quarter of 2013, less pay downs during the period.  At March 31, 2013 and December 31, 2012, loans (excluding loans held for sale) accounted for 57.3% and 59.8% of earning assets, respectively.  The loan-to-deposit ratio at March 31, 2013 was 67.1% as compared to 69.9% at December 31, 2012. Investment securities increased to $220.6 million at March 31, 2013 from $206.0 million at December 31, 2012.  The increase in our investment portfolio was funded by an increase in deposits of $22.0 million.  Deposits were $497.0 million at March 31, 2013 as compared to $475.0 million at December 31, 2012.  We have continued our focus on increasing our pure deposits (deposits less certificates of deposits).  One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic recession, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

	March 31,		December 31,
	2013		2012
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$20,981	6.3%	$20,924	6.3%
Real estate:
Construction	12,138	3.6%	13,052	3.9%
Mortgage — residential	38,301	11.5%	38,892	11.7%
Mortgage — commercial	230,644	69.1%	226,575	68.2%
Consumer:
Home Equity	26,316	7.9%	27,173	8.2%
Other	5,340	1.6%	5,495	1.7%
Total gross loans	333,720	100.0%	332,111	100.0%
Allowance for loan losses	(4,534)		(4,621)
Total net loans	$329,186		$327,490

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

We entered into a five year interest rate swap agreement on October 8, 2008. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At March 31, 2013 and December 31, 2012, the fair value of the contract was a negative $254 thousand and $338 thousand, respectively. A fair value adjustment for the swap of $33 thousand is reflected in other income for the period ended March 31, 2012.  No adjustment was made for the three month period ended March 31, 2013. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2013 and December 31, 2012 over twelve months.

Net Interest Income Sensitivity

Change in	Pro forma change in net interest income
short-term interest rates	March 31, 2013	December 31, 2012
+200bp	+ 6.52%	+ 6.52%
+100bp	+ 3.47%	+ 3.83%
Flat	—	—
-100bp	- 7.92%	- 9.05%
-200bp	- 11.73%	- 13.58%

The significant decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts.  The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates.  The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.   At the current historically low interest rate levels, we believe that a downward shift of 200 basis points across the entire yield curve is unlikely.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At March 31, 2013, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 5.5% as compared to 7.5% at December 31, 2012.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 38.6% of total assets at March 31, 2013.   We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes, and thus less reliable sources of funding for liquidity purposes.  At March 31, 2013, the amount of certificates of deposits of $100 thousand or more represented 14.2% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with First Community Bank (the “Bank”), and none of these certificates of deposits are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2013, we had issued commitments to extend credit of $49.0 million, including $25.5 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 8.8% and 9.0% of total assets at March 31, 2013 and December 31, 2012, respectively.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million, with two financial institutions, although these were not utilized in 2012 or the first quarter of 2013.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.42%, 17.03%, and 18.27%, respectively, at March 31, 2013 as compared to 10.34%, 16.94%, and 18.19%, respectively, at December 31, 2012. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.78%, 17.59%, and 18.82%, respectively at March 31, 2013 as compared to 10.63%, 17.33% and 18.58%, respectively at December 31, 2012. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.

Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve Board. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay.  Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions.  The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which seek to establish new capital requirements for certain banking organizations. On June 7, 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operational and transitional issues identified in the large volume of public comments received. The proposed rules, if adopted, would lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The ultimate impact of the US implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations. At this point, the Company cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$337,923	$4,361	5.23%	$328,604	$4,627	5.66%
Securities	208,204	907	1.77%	203,496	1,401	2.77%
Other short-term investments	15,970	15	0.38%	11,035	16	0.62%
Total earning assets	562,097	5,283	3.81%	543,135	6,044	4.48%
Cash and due from banks	8,572			8,631
Premises and equipment	17,222			17,443
Intangibles	706			910
Other assets	22,164			28,672
Allowance for loan losses	(4,666)			(4,732)
Total assets	$606,095			$594,059
Interest-bearing liabilities
Interest-bearing transaction accounts	95,237	29	0.12%	84,989	42	0.20%
Money market accounts	60,976	35	0.23%	50,143	42	0.34%
Savings deposits	42,589	11	0.10%	36,445	12	0.13%
Time deposits	182,116	438	0.98%	208,565	831	1.60%
Other borrowings	69,478	491	2.87%	73,928	608	3.31%
Total interest-bearing liabilities	450,396	1,004	0.90%	454,070	1,535	1.36%
Demand deposits	95,777			86,443
Other liabilities	5,397			5,451
Shareholders’ equity	54,525			48,095
Total liabilities and shareholders’ equity	$606,095			$594,059

Cost of funds including demand deposits			0.75%			1.14%
Net interest spread			2.91%			3.12%
Net interest income/margin		$4,279	3.09%		$4,509	3.34%
Net interest income/margin (taxable equivalent)		$4,372	3.15%		$4,540	3.36%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31,  2013 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2012.  See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1.  Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, the Company believes would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements*.

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	May14, 2013	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date:	May14, 2013	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements*.

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