Form 10-Q
period 2013-06-30
FIRST COMMUNITY CORP /SC/
filed 2013-08-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act

for the transition period from          to

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State of Incorporation)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of Principal Executive Offices, Including Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On August 13, 2013, 5,293,116 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2012
ASSETS
Cash and due from banks	$9,727	$11,517
Interest-bearing bank balances	14,155	6,779
Federal funds sold and securities purchased under agreements to resell	405	412
Investment securities - available for sale	223,646	203,445
Other investments, at cost	2,269	2,527
Loans held for sale	5,789	9,658
Loans	341,089	332,111
Less, allowance for loan losses	4,439	4,621
Net loans	336,650	327,490
Property, furniture and equipment - net	17,255	17,258
Bank owned life insurance	11,024	10,868
Other real estate owned	2,824	3,987
Intangible assets	65	160
Goodwill	571	571
Other assets	8,805	8,253
Total assets	$633,185	$602,925
LIABILITIES
Deposits:
Non-interest bearing demand	$105,478	$97,526
NOW and money market accounts	186,778	150,874
Savings	47,238	41,100
Time deposits less than $100,000	102,311	111,182
Time deposits $100,000 and over	67,814	74,295
Total deposits	509,619	474,977
Securities sold under agreements to repurchase	15,650	15,900
Federal Home Loan Bank advances	34,335	36,344
Junior subordinated debt	15,464	15,464
Other liabilities	5,289	6,057
Total liabilities	580,357	548,742
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 5,293,116 at June 30, 2013 5,227,300 at December 31, 2012	5,293	5,227
Common stock warrants issued	50	50
Additional paid in capital	62,151	61,615
Restricted stock	(593)	(152)
Accumulated Deficit	(13,193)	(14,915)
Accumulated other comprehensive income (loss)	(880)	2,358
Total shareholders’ equity	52,828	54,183
Total liabilities and shareholders’ equity	$633,185	$602,925

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
(Dollars in thousands except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$8,823	$9,256
Taxable securities	1,312	2,341
Non taxable securities	486	249
Federal funds sold and securities purchased under resale agreements	15	17
Other	17	21
Total interest income	10,653	11,884
Interest expense:
Deposits	970	1,735
Federal funds sold and securities sold under agreement to repurchase	18	18
Other borrowed money	963	1,171
Total interest expense	1,951	2,924
Net interest income	8,702	8,960
Provision for loan losses	250	301
Net interest income after provision for loan losses	8,452	8,659
Non-interest income:
Deposit service charges	728	764
Mortgage origination fees	2,198	1,600
Investment advisory fees and non-deposit commissions	416	309
Gain (loss) on sale of securities	148	(27)
Gain on sale of other assets	30	14
Fair value loss adjustments	(2)	(37)
Other-than-temporary-impairment write-down on securities	—	(200)
Loss on early extinguishment of debt	(141)	(121)
Other	1,001	1,016
Total non-interest income	4,378	3,318
Non-interest expense:
Salaries and employee benefits	5,986	5,305
Occupancy	680	680
Equipment	597	570
Marketing and public relations	205	294
FDIC assessments	201	380
Other real estate expense	206	386
Amortization of intangibles	96	102
Other	1,791	1,803
Total non-interest expense	9,762	9,520
Net income before tax	3,068	2,457
Income taxes	827	730
Net income	$2,241	$1,727
Preferred stock dividends	—	337
Net income available to common shareholders	$2,241	$1,390
Basic earnings per common share	$0.42	$0.42
Diluted earnings per common share	$0.42	$0.42

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
(Dollars in thousands except per share amounts)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$4,462	$4,629
Taxable securities	632	1,026
Non taxable securities	259	163
Federal funds sold and securities purchased under resale agreements	9	11
Other	8	11
Total interest income	5,370	5,840
Interest expense:
Deposits	457	808
Federal funds sold and securities sold under agreement to repurchase	9	9
Other borrowed money	481	572
Total interest expense	947	1,389
Net interest income	4,423	4,451
Provision for loan losses	100	71
Net interest income after provision for loan losses	4,323	4,380
Non-interest income:
Deposit service charges	367	375
Mortgage origination fees	1,183	877
Investment advisory fees and non-deposit commissions	218	162
Gain (loss) on sale of securities	133	(38)
Gain (loss) on sale of other assets	32	(36)
Fair value gain (loss) adjustments	(2)	(4)
Loss on early extinguishment of debt	(141)	—
Other	505	519
Total non-interest income	2,295	1,855
Non-interest expense:
Salaries and employee benefits	2,994	2,747
Occupancy	334	335
Equipment	314	283
Marketing and public relations	112	108
FDIC assessment	102	196
Other real estate expense	115	267
Amortization of intangibles	45	51
Other	939	921
Total non-interest expense	4,955	4,908
Net income before tax	1,663	1,327
Income taxes	460	399
Net income	$1,203	$928
Preferred stock dividends	—	168
Net income available to shareholders	1,203	$760
Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.23	$0.23

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2013	2012

Net income	$2,241	$1,727

Other comprehensive income (loss):
Unrealized loss during the period on available-for-sale securities, net of tax benefit of $1,617 and $2, respectively	(3,140)	(4)

Less: Reclassification adjustment for (gain)loss included in net income, net of tax (expense)benefit of $50 and ($9), respectively	(98)	18

Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $0 and $68, respectively	—	132
Other comprehensive income (loss)	(3,238)	146
Comprehensive income (loss)	$(997)	$1,873

	Three months ended June 30,
(Dollars in thousands)	2013	2012

Net income	$1,203	$928

Other comprehensive income (loss):
Unrealized loss during the period on available-for-sale securities, net of tax benefit of $1,492 and $394, respectively.	(2,896)	(742)

Less: Reclassification adjustment for (gain) loss included in net income, net of tax (expense)benefit of $45 and ($13) respectively.	(88)	25
Other comprehensive loss	(2,984)	(717)
Comprehensive income (loss)	$(1,781)	$211

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six Months ended June 30, 2013 and June 30, 2012

(Unaudited)

								Accumulated
				Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

Balance, December 31, 2011	$11,137	3,308	$3,308	$560	$49,165	$—	$(17,603)	$1,329	$47,896
Net income							1,727		1,727
Other comprehensive income net of tax expense of $75								146	146
Issuance of restricted stock		33	33		239	(272)
Amortization compensation restricted stock						30			30
Dividends: Common ($0.08 per share)							(264)		(264)
Preferred							(337)		(337)

Accretion	54								54
Dividend reinvestment plan		5	5		39				44
Balance, June 30, 2012	$11,191	3,346	$3,346	$560	$49,443	$(242)	$(16,477)	$1,475	$49,296

Balance, December 31, 2012	$—	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income							2,241		2,241
Other comprehensive loss net of tax benefit of $1,667								(3,238)	(3,238)
Issuance of restricted stock		60	60		493	(553)			—
Amortization compensation restricted stock						112			112
Dividends: Common ($0.10 per share)							(519)		(519)
Dividend reinvestment plan		6	6		43				49
Balance, June 30, 2013	$—	5,293	$5,293	$50	$62,151	$(593)	$(13,193)	$(880)	$52,828

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$2,241	$1,727
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	445	417
Premium amortization (discount accretion)	2,208	1,298
Provision for loan losses	250	301
Writedowns of other real estate owned	21	206
Gain on sale of other real estate owned	(30)	(14)
Sale of loans held-for-sale	76,725	51,242
Originations of loans held-for-sale	(72,856)	(51,874)
Amortization of intangibles	96	102
(Gain) loss on sale of securities	(148)	27
Other-than-temporary-impairment on securities	—	200
Net decrease in fair value option instruments and derivatives	2	37
Loss on early extinguishment of debt	141	121
Decrease in other assets	1,047	1,217
Decrease in other liabilities	(763)	(543)
Net cash provided from operating activities	9,379	4,464
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(58,755)	(63,384)
Maturity of investment securities available-for-sale	28,187	17,443
Proceeds from sale of securities available-for-sale	3,515	49,075
Proceeds from sale of other investments	257	937
Increase in loans	(9,548)	(1,813)
Proceeds from sale of other real estate owned	1,214	3,130
Purchase of property and equipment	(442)	(385)
Net cash provided (used) in investing activities	(35,572)	5,003
Cash flows from financing activities:
Increase in deposit accounts	34,642	9,434
Decrease in securities sold under agreements to repurchase	(250)	(799)
Advances from the Federal Home Loan Bank	16,500	1,500
Repayment of advances from FHLB	(18,650)	(6,987)
Dividends paid: Common Stock	(519)	(264)
Preferred Stock	—	(337)
Dividend reinvestment plan	49	44
Net cash provided from financing activities	31,772	2,591
Net increase in cash and cash equivalents	5,579	12,058
Cash and cash equivalents at beginning of period	18,708	16,492
Cash and cash equivalents at end of period	$24,287	$28,550
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,314	$3,351
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(3,238)	$146
Transfer of loans to foreclosed property	$46	$904

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (unaudited)

Note 1    — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax impact, at the dates and for the periods indicated (in thousands). All amounts are net of income taxes.

	Three months
	ended June 30,
	2013	2012
Beginning Balance	$2,104	$2,192

Other comprehensive loss before reclassifications(a)	(2,896)	(742)

Amounts reclassified from accumulated other comprehensive income (loss)(a)	(88)	25

Net current-period other comprehensive income loss	(2,984)	(717)
Ending Balance	$(880)	$1,475

	Six months
	ended June 30,
	2013	2012
Beginning Balance	$2,358	$1,329

Other comprehensive loss before reclassifications(a)	(3,140)	(4)

Amounts reclassified from accumulated other comprehensive income (loss)(a)	(98)	150

Net current-period other comprehensive income (loss)	(3,238)	146
Ending Balance	$(880)	$1,475

(a)         All other comprehensive income (loss) and reclassifications are related to available-for-sale securities.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q.  The information included in the Company’s 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013, should be referred to in connection with these unaudited interim financial statements.

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Six months		Three months
	Ended June 30,		Ended June 30,
(In thousands, except price per share)	2013	2012	2013	2012
Numerator (Net income available to common shareholders)	$2,241	$1,390	$1,203	$760
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	5,274	3,319	5,292	3,329
Dilutive securities:
Warrants — Treasury stock method	38	24	37	28
Diluted earnings per share	5,312	3,343	5,329	3,357
The average market price used in calculating assumed number of shares	$9.15	$7.63	$9.05	$7.99

At June 30, 2013, there were 73,022 outstanding options at an average exercise price of $20.23. None of these options has an exercise price below the average market price of $9.05 for the three-month period ended June 30, 2013 or $9.15 for the six-month period ended June 30, 2013, and, therefore they are not deemed to be dilutive.  In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing on December 16, 2019.  On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt.  These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
Government sponsored enterprises	$1,518	$1	$57	$1,462
Mortgage-backed securities	122,527	1,492	1,370	122,649
Small Business Administration pools	56,886	711	293	57,304
State and local government	41,753	108	1,939	39,922
Corporate and other securities	2,349	2	42	2,309
	$225,033	$2,314	$3,701	$223,646
December 31, 2012:
Government sponsored enterprises	$1,522	$12	$—	$1,534
Mortgage-backed securities	110,425	2,343	624	112,144
Small Business Administration pools	54,148	1,008	163	54,993
State and local government	31,483	936	46	32,373
Corporate and other securities	2,349	53	1	2,401
	$199,927	$4,352	$834	$203,445

During the six months ended June 30, 2013 and June 30, 2012, the Company received proceeds of $3.5 million and $49.1 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $148.4 thousand for the six months ended June 30, 2013 and there were no gross realized losses for the same period.  For the six months ended June 30, 2012, gross realized gains amounted to $2.0 million and gross realized losses amounted to $2.1 million. During the three months ended June 30, 2013 and June 30, 2012, the Company received proceeds of $ 1.7 million and $44.8 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $133 thousand for the three months ended June 30, 2013 and there were no gross realized losses for the same period.  For the three months ended June 30, 2012, gross realized gains amounted to $1.9 million and gross realized losses amounted to $1.9 million.

At June 30, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $829.9 thousand, foreign debt of $59.5 thousand, and Corporate preferred stock in the amount of $416.8 thousand.  At December 31, 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $884.5 thousand, foreign debt of $59.7 thousand, Federal Home Loan Mortgage Corporation preferred stock of $30.0 thousand and Corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.3 million and $2.5 million at June 30, 2013 and December 31, 2012 respectively.

Note 3—Investment Securities — continued

During the three month period ended June 30, 2012 and during the three and six month periods ended June 30, 2013, the Company did not record any other-than-temporary impairment (OTTI) losses.  During the six month period ended June 30, 2012, the Company recorded OTTI losses on available-for-sale securities as follows:

Six months ended June 30, 2012
(Dollars in thousands)	Available-for- sale securities
Total OTTI charge realized and unrealized	$415
OTTI recognized in other comprehensive income (non-credit component)	215
Net impairment losses recognized in earnings (credit component)	$200

During 2013 and 2012, OTTIs occurred for which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the six months ended June 30, 2013 and 2012.

	2013	2012
	Available	Available
	for	for
(Dollars in thousands)	Sale	Sale

Balance at beginning of period	$271	$930

Other-than-temporary-impairment not previously recognized	—	173

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	27
Other-than-temporary-impairment previously recognized on securities sold	—	(679)
Realized losses during the period	(46)	(136)
Balance related to credit losses on debt securities at end of period	$225	$315

Note 3—Investment Securities — continued

In evaluating the non-agency mortgage-backed securities, relevant assumptions, such as prepayment rate, default rate and loss severity on a loan level basis, are used in determining the expected recovery of the contractual cash flows.  The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates.  The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 16.7%, 7.6%, and 50.9%, respectively.   The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States.  The underlying collateral includes various percentages of owner-occupied as well as investment related single-family, 2-4 family and condominium residential properties.  The securities were purchased at various discounts to par value.  Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 3—Investment Securities — continued

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
June 30, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$1,444	$57	$—	$—	$1,444	$57
Small Business Administration Pools	21,213	289	882	4	22,095	293
Government Sponsored Enterprise mortgage-backed securities	53,766	1,330	3,118	35	56,884	1,365
Non-agency mortgage-backed securities	64	1	983	4	1,047	5
Corporate bonds and other	871	41	50	1	921	42
State and local government	29,518	1,939	—	—	29,518	1,939
Total	$106,876	$3,657	$5,033	$44	$111,909	$3,701

	Less than 12 months		12 months or more		Total
December 31, 2012 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$22,662	$233	$4,583	$13	$27,245	$246
Small Business Administration pools	11,013	158	2,447	5	13,460	163
Non-agency mortgage-backed securities	—	—	2,363	378	2,363	378
State and local government	2,599	46	—	—	2,599	46
Corporate bonds and other	—	—	50	1	50	1
Total	$36,274	$437	$9,443	$397	$45,717	$834

Government Sponsored Enterprise, Mortgage-Backed Securities:  At June 30, 2013, the Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), with an amortized cost of $119.9 million and approximate fair value of $120.0 million issued by government sponsored enterprises (“GSEs”). As of June 30, 2013 and December 31, 2012, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2013.

Note 3—Investment Securities — continued

Non-agency mortgage—backed securities: The Company also held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2013 with an amortized cost of $2.7 million and approximate fair value of $2.7 million.  Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the three and six months ended June 30, 2013, no OTTI charges were recorded in earnings for the PLMBS portfolio.  During the six months ended June 30, 2012, the Company identified two PLMBS with a fair value of $2.5 million that it considered other-than-temporarily-impaired.  As prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, the Company recognized an impairment charge in earnings of $199.8 thousand (credit component) during the six months ended June 30, 2012.  The $199.8 thousand represents the estimated credit losses on these securities for the six months ended June 30, 2012. One of the securities identified as other-than-temporarily-impaired during the six months ended June 30, 2012 was subsequently sold after the impairment was recognized.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities. During the three months ended June 30, 2012, no OTTI charges were recorded in earnings for the PLMBS portfolio.

The following table summarizes as of June 30, 2013 the number of CUSIPs, par value, carrying value and fair value of the non-agency MBSs/CMOs by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AA	2	$198	$198	$201
A1	1	324	324	343
A3	1	281	281	283
BBB	3	240	240	237
Baa1	1	65	65	64
Baa2	1	33	33	33
Below Investment Grade	4	1,847	1,528	1,542
Total	13	$2,988	$2,669	$2,703

Corporate Bonds:  Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation.  As of June 30, 2013, the Company owns one corporate bond which is rated above investment grade.  The Company does not consider this investment to be OTTI.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at June 30, 2013.

State and Local Governments and Other:  Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality.  Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer.  The Company does not consider these securities to be OTTI at June 30, 2013.

Note 3—Investment Securities — continued

The amortized cost and fair value of investment securities at June 30, 2013 by contractual maturity are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$20,260	$20,442
Due after one year through five years	86,248	86,729
Due after five years through ten years	88,107	86,334
Due after ten years	30,418	30,141
	$225,033	$223,646

Note 4—Loans

Loans summarized by category as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Commercial, financial and agricultural	$20,908	$20,924
Real estate:
Construction	15,232	13,052
Mortgage-residential	38,363	38,892
Mortgage-commercial	233,769	226,575
Consumer:
Home equity	25,437	27,173
Other	7,380	5,495
Total	$341,089	$332,111

At June 30, 2013 and December 31, 2012, there were $5.8 million and $9.7 million, respectively, of residential mortgage loans held for sale at fair value.  These loans are originated with firm purchase commitments from various investors at the time the loans are closed.  Generally, funds are received and the loans transferred to the investors within three to seven business days.

Activity in the allowance for loan losses for the six months and three months ended June 30, 2013 and 2012 was as follows:

	Six months ended
	June 30,	June 30,
(Dollars in thousands)	2013	2012
Balance at the beginning of period	$4,621	$4,699
Provision for loan losses	250	301
Charged off loans	(523)	(307)
Recoveries	91	49
Balance at end of period	$4,439	$4,742

	Three months ended
	June 30,	June 30,
(Dollars in thousands)	2013	2012
Balance at the beginning of period	$4,534	$4,745
Provision for loan losses	100	71
Charged off loans	(209)	(95)
Recoveries	14	21
Balance at end of period	$4,439	$4,742

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	7	—	36	397	44	39	—	523
Recoveries	20	—	62	—	1	8	—	91
Provisions	(87)	25	58	157	(131)	110	118	250
Ending balance June 30, 2013	$264	$25	$319	$1,082	$226	$96	$2,427	$4,439

Ending balances:
Individually evaluated for impairment	$—	$—	$5	$—	$—	$—	$—	$5

Collectively evaluated for impairment	264	25	314	1,082	226	96	2,427	4,434

Loans receivable:
Ending balance-total	$20,908	$15,232	$38,363	$233,769	$25,437	$7,380	$—	$341,089

Ending balances:
Individually evaluated for impairment	84	—	721	5,759	—	7	—	6,571

Collectively evaluated for impairment	$20,824	$15,232	$37,642	$228,010	$25,437	$7,373	$—	$334,518

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	62	—	30	178	—	37	—	307
Recoveries	25	—	9	—	2	13	—	49
Provisions	(45)	—	106	16	(78)	12	290	301
Ending balance June 30, 2012	$249	$—	$599	$1,313	$445	$45	$2,091	$4,742

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	249	—	599	1,313	445	45	2,091	4,742

Loans receivable:
Ending balance-total	$19,741	$12,302	$38,779	$221,880	$26,945	$5,266	$—	$324,913

Ending balances:
Individually evaluated for impairment	24	—	581	8,650	—	28	—	9,283

Collectively evaluated for impairment	$19,717	$12,302	$38,198	$213,230	$26,945	$5,238	$—	$315,630

Loans outstanding to bank directors, executive officers and their related business interests amounted to $9.7 million and $11.3 million at June 30, 2013 and June 30, 2012, respectively. Repayments on these loans during the six months ended June 30, 2013 were $2.1 million and loans made amounted to $500 thousand. Repayments on these loans during the six months ended June 30, 2012 were $208 thousand and loans made amounted to $77 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended June 30, 2013 and the three months ended June 30, 2012 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance March 31, 2013	$409	$21	$199	$1,075	$236	$78	$2,516	$4,534
Charge-offs	—	—	32	162	2	13	—	209
Recoveries	9	—	1	—	1	3	—	14
Provisions	(154)	4	151	169	(9)	28	(89)	100
Ending balance June 30, 2013	$264	$25	$319	$1,082	$226	$96	$2,427	$4,439

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance March 31, 2012	$307	$—	$500	$1,430	$566	$53	$1,889	$4,745
Charge-offs	62	—	17	—	—	16	—	95
Recoveries	13	—	2	—	—	6	—	21
Provisions	(9)	—	114	(117)	(121)	2	202	71
Ending balance June 30, 2012	$249	$—	$599	$1,313	$445	$45	$2,091	$4,742

Note 4—Loans-continued

The following table presents at June 30, 2013 and December 31, 2012 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Total loans considered impaired	$6,571	$6,176
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	57	—
Related allowance	5	—
Loans considered impaired and previously written down to fair value	6,514	6,176
Average impaired loans	7,719	6,704

The following tables are by loan category and present at June 30, 2013, June, 2012 and December 31, 2012 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2013	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$84	$84	$—	$149	$8	$264	$—
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	664	679	—	749	15	744	12
Mortgage-commercial	5,759	6,429	—	6,747	97	6,764	16
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	7	7	—	18	—	17	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	57	57	5	56	7	58	2
Mortgage-commercial	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$84	$84	$—	$149	$8	$264
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	721	736	5	805	22	802	14
Mortgage-commercial	5,759	6,429	—	6,747	97	6,764	16
Consumer:
Home Equity	—	—	—	—	—	—
Other	7	7	—	18	—	17
	$6,571	$7,256	$5	$7,719	$127	$7,847	$30

Note 4—Loans-continued

				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$24	$54	$—	$95	$1	$93	$1
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	581	609	—	645	1	637	1
Mortgage-commercial	8,650	9,059	—	9,535	142	11,679	68
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	28	28	—	41	—	37	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$24	$54	$—	$95	$1	$93	$1
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	581	609	—	645	1	637	1
Mortgage-commercial	8,650	9,059	—	9,535	142	11,679	68
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	28	28	—	41	—	37	—
	$9,283	$9,750	$—	$10,316	$144	$12,446	$70

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$37	$50	$—	$53	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	37	50	—	53	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—
	$6,176	$6,603	$—	$6,704	$179

Note 4—Loans-continued

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of June 30, 2013 and December 31, 2012, no loans were classified as doubtful.

(Dollars in thousands)		Special
June 30, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,741	$52	$115	$—	$20,908
Real estate:
Construction	12,182	1,222	1,828	—	15,232
Mortgage — residential	35,900	1,186	1,277	—	38,363
Mortgage — commercial	217,627	5,899	10,243	—	233,769
Consumer:
Home Equity	25,156	139	142	—	25,437
Other	7,357	14	9	—	7,380
Total	$318,963	$8,512	$13,614	$—	$341,089

(Dollars in thousands)		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,826	$27	$71	$—	$20,924
Real estate:
Construction	8,595	2,047	2,410	—	13,052
Mortgage — residential	36,493	1,677	722	—	38,892
Mortgage — commercial	208,825	3,803	13,947	—	226,575
Consumer:
Home Equity	26,604	124	445	—	27,173
Other	5,475	3	17	—	5,495
Total	$306,818	$7,681	$17,612	$—	$332,111

At June 30, 2013 and December 31, 2012, non-accrual loans totaled $6.0 million and $4.7 million, respectively.

Troubled debt restructurings that are still accruing and included in impaired loans at June 30, 2013 and December 31, 2012 amounted to $593 thousand and $1.5 million, respectively.  Troubled debt restructurings in nonaccrual status at June 30, 2013 and December 31, 2012 amounted to $2.2 million and $1.8 million, respectively.

Loans greater than ninety days delinquent and still accruing interest at December 31, 2012 amounted to $55 thousand.  There were no loans greater than ninety days delinquent and still accruing interest at June 30, 2013.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2013 and December 31, 2012:

(Dollars in thousands) June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$16	$—	$—	$84	$100	$20,808	$20,908
Real estate:
Construction	—	—	—	—	—	15,232	15,232
Mortgage-residential	514	70	—	663	1,247	37,116	38,363
Mortgage-commercial	1,448	464	—	5,224	7,136	226,633	233,769
Consumer:
Home equity	170	21	—	—	191	25,246	25,437
Other	53	3	—	7	63	7,317	7,380
Total	$2,201	$558	$—	$5,978	$8,737	$332,352	$341,089

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$17	$107	$—	$85	$209	$20,715	$20,924
Real estate:
Construction	—	—	—	—	—	13,052	13,052
Mortgage-residential	311	378	—	357	1,046	37,846	38,892
Mortgage-commercial	627	898	55	4,263	5,843	220,732	226,575
Consumer:
Home equity	211	—	—	—	211	26,962	27,173
Other	32	7	—	10	49	5,446	5,495
Total	$1,198	$1,390	$55	$4,715	$7,358	$324,753	$332,111

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

The following tables, by loan category, present loans determined to be TDRs during the six month period ended June 30, 2013 and June 30, 2012 and for the three month period ended June 30, 2012.  There were no loans determined to be TDRs during the three month period ended June 30, 2013.

	For the six months ended June 30, 2013
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$257	$257

Total TDRs	1	$257	$257

As shown in the table above, one loan was determined to be a TDR during the six months ended June 30, 2013.  The loan was modified to extend the terms outside the Company’s guidelines.

Note 4—Loans-continued

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

Note 4—Loans-continued

The following tables, by loan category, present loans determined to be TDRs in the last twelve months that subsequently defaulted during the three or six month periods ended June 30, 2012.  There were no loans determined to be TDRs in the last twelve months that subsequently defaulted during the three or six month periods ended June 30, 2013.  Defaulted loans are those loans that are greater than 89 days past due.

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

On February 28, 2013, the FASB amended the Liabilities topic to address obligations resulting from joint and several liability arrangements.  The guidance addresses recognition of financial commitments arising from joint and several liability arrangements.  Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting.  The guidance is intended to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company does not expect these amendments to have any effect on its financial statements.  Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of June 30, 2013 are as follows:

	June 30, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$24,287	$24,287	$24,287	$—	$—
Available-for-sale securities	223,646	223,646	830	222,399	417
Other investments, at cost	2,269	—	—	—	2,269
Loans held for sale	5,789	5,789	—	5,789	—
Net Loans receivable	336,650	340,151	—	333,580	6,571
Accrued interest	2,177	2,177	2,177	—	—
Interest rate swap	(172)	(172)	—	—	(172)
Financial liabilities:
Non-interest bearing demand	$105,478	$105,478	$—	$105,478	$—
NOW and money market accounts	186,778	186,778	—	186,778	—
Savings	47,238	47,238	—	47,238	—
Time deposits	170,125	171,732	—	171,732	—
Total deposits	509,619	511,226	—	511,226	—
Federal Home Loan Bank Advances	34,335	38,458	—	38,458	—
Short term borrowings	15,650	15,650	—	15,650	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	666	666	666	—	—

Note 6 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2012 are as follows:

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

The following tables reflect the changes in fair values for the six and three-month periods ended June 30, 2013 and 2012 and where these changes are included in the income statement:

(Dollars in thousands)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Description	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss
Interest rate swap	$(2)	$(37)	$(2)	$(4)
Total	$(2)	$(37)	$(2)	$(4)

Note 6 — Fair Value of Financial Instruments — continued

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2013 and December 31, 2012 that are measured on a recurring basis.  There were no liabilities carried at fair value as of June 30, 2013 or December 31, 2012 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,462	$—	$1,462	$—
Mortgage-backed securities	122,649	—	122,649	—
Small Business Administration securities	57,304	—	57,304	—
State and local government	39,922	—	39,922	—
Corporate and other securities	2,309	830	1,062	417
	223,646	830	222,399	417

Interest rate swap	(172)	—	—	(172)
Total	$223,474	$830	$222,399	$245

(Dollars in thousands)

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,534	$—	$1,534	$—
Mortgage-backed securities	112,144	—	112,144	—
Small Business Administration securities	54,993	—	54,993	—
State and local government	32,373	—	32,373	—
Corporate and other securities	2,401	914	1,070	417
	203,445	914	202,114	417

Interest rate swap	(338)	—	—	(338)
Total	$203,107	$914	$202,114	$79

Note 6 — Fair Value of Financial Instruments - continued

The following tables reconcile the changes in Level 3 financial instruments for the six and three months ended June 30, 2013, that are measured on a recurring basis.

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2012	$(338)	417
Total gains or losses (realized/unrealized)

Included in earnings	(2)	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	168	—

Transfers in and/or out of Level 3	—	—
Ending Balance June 30, 2013	$(172)	$417

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance March 31, 2013	$(254)	417
Total gains or losses (realized/unrealized)

Included in earnings	(2)	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	84	—

Transfers in and/or out of Level 3	—	—
Ending Balance June 30, 2013	$(172)	$417

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

Note 6 — Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2013 and December 31, 2012 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$84	$—	$—	$84
Real estate:
Mortgage-residential	716	—	—	716
Mortgage-commercial	5,759	—	—	5,759
Consumer:
Home equity	—	—	—	—
Other	7	—	—	7
Total impaired	6,566	—	—	6,566
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	302	—	—	302
Mortgage-commercial	2,221	—	—	2,221
Total other real estate owned	2,824	—	—	2,824
Total	$9,390	$—	$—	$9,390

(Dollars in thousands)

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$37	$—	$—	$37
Real estate:
Mortgage-residential	357	—	—	357
Mortgage-commercial	5,772	—	—	5,772
Consumer:
Home equity	—	—	—	—
Other	10	—	—	10
Total impaired	6,176	—	—	6,176
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	488	—	—	488
Mortgage-commercial	3,198	—	—	3,198
Total other real estate owned	3,987	—	—	3,987
Total	$10,163	$—	$—	$10,163

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO.  This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed.  Generally the independent and internal evaluations are updated annually.  Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.  The aggregate

Note 6 — Fair Value of Financial Instruments - continued

amount of impaired loans was $6.6 million and $6.2 million for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Interest Rate Swap	$(172)	Discounted cash flows	Weighted Average Credit Factor	3.20%

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$2,824	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$6,566	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2012	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Interest Rate Swap	$(338)	Discounted cash flows	Weighted Average Credit Factor	3.20%

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$3,987	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$6,176	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC and the following:

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

These risks are exacerbated by the developments since 2008 in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on the Company.  Beginning in 2008 and continuing into 2013, the capital and credit markets have experienced severe levels of volatility.  During the first six months of 2013, economic conditions, while slow by historical standards and still fluctuating on a day-to-day basis, have shown general signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other variables, it is difficult to predict if this stabilization is indicative of a lasting trend. There can be no assurance that these challenging developments of the past few years will not further materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2013 as compared to the six month and three month period ended June 30, 2012 and also analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2013 and our notes included in the consolidated financial statements in our 2012 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments, including our private label MBSs and other corporate debt security holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 3 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the six and three months ended June 30, 2013 and 2012.

Comparison of Results of Operations for Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Net Income

Our net income for the six months ended June 30, 2013 was $2.2 million, or $0.42 diluted earnings per common share, as compared to $1.4 million, or $0.42 diluted earnings per common share, for the six months ended June 30, 2012.  The increase in net income between the two periods is primarily due to an increase of $1.1 million in non-interest income.  This was partially offset by a decrease in net interest income of $258 thousand and a $242 thousand increase in non- interest expense during the six months ended June 30, 2013 as compared to the same period in 2012.  Average earning assets increased by $26.6 million in the first six months of 2013 as compared to the same period in 2012.  Average earning assets were $573.6 million during the six months ended June 30, 2013 as compared to $547.0 million during the six months ended June 30, 2012.  The increase in average earning assets was primarily a result of continued growth in our “pure deposit” balances (demand deposits, interest-bearing transaction accounts, money market and savings accounts).  Despite the increase in our earning assets net interest income decreased as a result of a lower net interest margin.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2013 and 2012, along with average balances and the related interest income and interest expense amounts.

Net interest income was $8.7 million for the six months ended June 30, 2013 as compared to $9.0 million for the six months ended June 30, 2012.  Net interest margin on a taxable equivalent basis decreased by 20 basis points, from 3.33% at June 30, 2012 to 3.13% at June 30, 2013.  The yield on earning assets decreased by 62 basis points in the first half of 2013 as compared to the same period in 2012. The yield on earning assets for the six months ended June 30, 2013 and 2012 was 3.75% and 4.37%, respectively.  The cost of interest-bearing liabilities during the first six months of 2013 was 0.86% as compared to 1.30% in the same period of 2012, reflecting a 44 basis points decrease. During the six months ended June 30, 2013, we experienced an increase in loans outstanding which reflects an increase in loans outstanding for three consecutive quarters and a reversal of declining loan balances for a number of previous quarters.  Despite the growth in outstanding loans, as a percentage of average earning assets, loans comprised 59.4% of average earning assets in the first six months of 2013 as compared to 60.4% in the same period of 2012.  This is a result of the significant growth in pure deposits and the excess funds being in our securities portfolio.  The average balance of our securities portfolio was $219.1 million for the six month period ended June 30, 2013 as compared to $201.9 million in the same period of 2012.  Our cost of funds has declined by 44 basis points on average in the first six months of 2013 as compared to the same period of 2012.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 46.0% of our average interest bearing liabilities during the first six months of 2013 as compared to 38.8% in the same period of 2012.  Time deposits and borrowed funds, typically the higher costing funds, represent 53.9% of our average interest-bearing funds in the first six months of 2013 as compared to 61.2% during the same period in 2012.  Throughout 2012 and the first half of 2013, we continued to focus on shifting our funding from higher cost certificates of deposit to pure deposits.  The improvement in the overall mix of our funding sources has contributed to the reduction in our cost of funds and along with overall growth in earning assets, offset some of the impact of declining earning asset yields.

Provision and Allowance for Loan Losses

At June 30, 2013 and December 31, 2012, the allowance for loan losses was $4.4 and $4.6 million, respectively.  This represented 1.30% of total loans and 1.39% of loans at June 30, 2013 and December 31, 2012, respectively.  Our provision for loan losses was $250 thousand for the six months ended June 30, 2013 as compared to $301 thousand for the six months ended June 30, 2012.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

The modest decrease in the provision for loan losses for the first six months of 2013 as compared to the same period in 2012 is a result of a continuation of moderating levels of classified and non-performing loans as well as continued moderate improvement in economic conditions in our markets, including stabilizing unemployment levels. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.  Impaired values of the underlying real estate collateral as well as lower historical residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $8.8 million (1.39% of total assets) at June 30, 2013 as compared to $9.0 million (1.45% of total assets) and $8.8 million (1.45% of total assets) at March 31, 2013 and December 31, 2012, respectively. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There were 31 loans, totaling $6.0 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2013. The largest non-performing loan, with a carrying value of $1.3 million, is secured by a first lien on an owner occupied commercial business property located in the midlands of South Carolina.  The average balance of the remaining 30 loans is approximately $154.5 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value.  At June 30, 2013, we had no loans delinquent more than 90 days and still accruing interest, and we had loans totaling $2.8 million that were delinquent 30 days to 89 days which represented 0.81% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified one loan relationships in the amount of $964.1 thousand that is current as to principal and interest and not included in non-performing assets that could represent potential problem loans.  This balance is included as substandard loans in Note 4 of the financial statements.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The annualized weighted average loss ratios over the 24 month period ended June 30, 2013 for loans classified substandard, special mention and pass have been approximately 3.02%, 1.46% and 0.11%, respectively. The unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes. Due the ongoing slow economic conditions and particularly slow recovery of real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time.

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

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Average loans (including loans held for sale) outstanding	$340,983	$330,342
Loans outstanding at period end	$341,089	$324,913
Non-performing assets:
Nonaccrual loans	$5,978	$4,640
Loans 90 days past due still accruing	—	—
Repossessed-other	—	2
Foreclosed real estate and other assets	2,824	4,909
Total non-performing assets	$8,802	$9,551

Beginning balance of allowance	$4,621	$4,699
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	36	30
Non-residential real estate	397	178
Home equity	44	—
Commercial	7	62
Installment & credit card	39	37
Total loans charged-off	523	307
Recoveries:
1-4 family residential mortgage	62	9
Non-residential real estate	—	—
Home equity	1	2
Commercial	20	25
Installment & credit card	8	13
Total recoveries	91	49
Net loan charge offs	432	258
Provision for loan losses	250	301
Balance at period end	$4,439	$4,742

Net charge -offs to average loans	0.13%	0.08%
Allowance as percent of total loans	1.30%	1.46%
Non-performing assets as % of total assets	1.39%	1.60%
Allowance as % of non-performing loans	74.26%	102.20%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	June 30, 2013		December 31, 2012
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$264	6.1%	$338	6.3%
Real Estate — Construction	25	4.5%	—	3.9%
Real Estate Mortgage:
Commercial	1,082	68.5%	1,322	68.2%
Residential	319	11.2%	235	11.7%
Consumer:
Home Equity	226	7.5%	400	8.2%
Other	96	2.2%	17	1.7%
Unallocated	2,427	N/A	2,309	N/A
Total	$4,439	100.0%	$4,621	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2013 was $4.4 million as compared to $3.3 million during the same period in 2012.  Deposit service charges decreased $36 thousand during the first six months of 2013 as compared to the same period in 2012.  The decrease in deposit service charges is primarily a result of lower overdraft protection fees due to a continued decrease in the number of items being presented on insufficient funds accounts.  Mortgage origination fees increased $598 thousand.  The low interest rates during the period continued to result in a strong incentive for borrowers seeking to refinance as well as those seeking purchase money, although in the last few weeks of the six month period longer term rates began to rise. We believe, on an industry wide basis, the refinance activity is decreasing in volume while the purchase activity is increasing.  The outcome of this change may result in less overall volume with a higher component of purchase transactions.  The pre-tax net income margin in our mortgage line of business is in a range of 35%-45%, depending upon volume and product mix.  In the six months ended June 30, 2013, we had gains on sale of securities in the amount of $148 thousand, as compared to a loss of $27 thousand in the first six months of 2012.  The gain for the six months ended June 30, 2013 was offset by paying down FHLB advances in the amount of $2.0 million which resulted in a loss in the amount of $141 thousand.  During the first six months of 2012, we sold eight below investment grade non-agency MBSs with a total book value of approximately $11.2 million.  The loss on the sales amounted to $2.1 million and was offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities.  In addition, we paid down FHLB advances in the amount of $4.0 million and incurred a loss in the amount of $121 thousand.  During the first six months of 2012, we incurred OTTI charges of $200 thousand (credit component) on certain non-agency MBSs that were sold as part of the transactions noted above (see Note 3 — Investment Securities to our Consolidated Financial Statements for further information).

Total non-interest expense increased by $242 thousand, or 2.54%, during the first six months of 2013, as compared to the same period in 2012.  Salary and benefit expense increased $681 thousand from $5.3 million, during the first six months of 2012, to $6.0 million during the first six months of 2013.  At June 30, 2012, we had 158 full time equivalent employees as compared to 164 at June 30, 2013.  This increase in number of full time equivalent employees, normal salary adjustments as well as increased incentives and commissions account for the increase in salary and benefit expense between the two periods.  Marketing and public relations expense decreased from $294 thousand in the first six months of 2012 to $205 thousand in the comparable period of 2013.  The timing of a media campaign in 2012 resulted in increased marketing costs as compared to the same period of 2013.  FDIC insurance assessments decreased $179 thousand in the first six months of 2013 as compared to the same period in 2012.  The decrease results from our assessment rate changing from approximately 14 basis points on average total assets during the first six months of 2012 to approximately 7.5 basis points of average total assets during the comparable period in 2013.  In November 2009, all insured institutions, with limited exceptions, were required to prepay insurance assessments for a three-year period.  Our prepayment made to the FDIC in December 2009 totaled approximately $2.9 million.  As of June 30, 2013, the remaining prepaid insurance assessment in the amount of $252 thousand was refunded by the FDIC to the Bank.  Future FDIC insurance payments will be assessed and paid quarterly.  Other real estate expenses decreased $180 thousand in the first six months of 2013 as compared to the same period in 2012.  The decrease relates to moderating levels of accumulated delinquent taxes, insurance, legal fees and repair expenses incurred as the level of other real estate owned continues to decline.  Other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Six months ended
	June 30,
(In thousands)	2013	2012
Data processing	$205	$252
Supplies	53	80
Telephone	167	146
Correspondent services	90	85
Insurance	122	107
Loss on limited partnership interest	101	88
Postage	88	87
Professional fees	288	427
Director fees	141	151
Other Miscellaneous	536	380
	$1,791	$1,803

Income Tax Expense

Our effective tax rate was 27.0% and 29.7% in the first six months of 2013 and 2012, respectively.  As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 26.5% to 28.0% throughout the remainder of 2013.

Comparison of Results of Operations for Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2013 and 2012, along with average balances and the related interest income and interest expense amounts.

Our net income for the second quarter of 2013 was $1.2 million, or $0.23 diluted earnings per common share, as compared to $928 thousand, or $0.23 diluted earnings per common share, in the same period of 2012.  Net interest income decreased by $28 thousand for the three months ended June 30, 2013 compared to the same period in 2012.  Our taxable equivalent net interest margin in the second quarter of 2013 declined to 3.11% compared to 3.30% in the same period of 2012.  The decline in the margin was substantially offset by an increase in average earning assets between the two periods.  The yield on average earning assets decreased to 3.68% in the second quarter of 2013 from 4.26% in the second quarter of 2012. The cost of interest bearing liabilities also decreased to 0.81% in the second quarter of 2013 as compared to 1.23% in the second quarter of 2012.  Average earning assets were $585.2 million during the second quarter of 2013 as compared to $550.9 million during the second quarter of 2012.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2013 was $100 thousand as compared to $71 thousand for the three months ended June 30, 2012.  The provision for loan losses for the second quarter of 2013 and 2012 reflect moderating levels of classified and non-performing loans as well as continued moderate improvement in economic conditions in our markets, including stabilizing unemployment levels.

Non-interest Income and Non-interest Expense

For the three months ended June 30, 2013, we had non-interest income of $2.3 million as compared to non-interest income of $1.9 million in the same period of 2012.  Mortgage origination fees increased $306 thousand during the second quarter of 2013 as compared to the same period in 2012.  As noted previously,  the low interest rates during the period continued to result in a strong incentive for borrowers seeking to refinance as well as those seeking purchase money.  Fees from investment advisory and sale of non-deposit products increased $56 thousand in the first quarter of 2013 as compared to the same period of 2012.  The increase is a result of increased level of assets under management.  As previously discussed, during the second quarter of 2013 we sold securities that resulted in a gain of $133 thousand.  The proceeds from the sale were used to pay down $2.0 million in FHLB advances which resulted in a $141 thousand prepayment penalty.

Total non-interest expense increased only $47 thousand in the second quarter of 2013, compared to the same period of 2012.  Salaries and benefits increased by $247 thousand in the second quarter of 2013 as compared to the same period in 2012.  This increase is a result of the addition of approximately six full time equivalent employees, normal annual salary adjustments between the two periods and additional commission compensation resulting from higher mortgage origination fees between the two periods.  FDIC insurance assessments decreased $94 thousand in the second quarter of 2013 as compared to the same period in 2012.  As discussed previously, our FDIC assessment rate changed from 14 basis points on average total assets during the second half of 2012 to 7.5 basis points on average total assets during the first half of 2013.  A decrease in other real estate expenses of $152 thousand in the second quarter of 2013 as previously discussed in the six month results is primarily due to moderating levels of non-performing assets. All other variances in non-interest expenses during the three months ended June 30, 2013 as compared to the same period of 2012 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $633.2 million at June 30, 2013, as compared to $602.9 million at December 31, 2012, an increase of $30.3 million.  Loans (excluding loans held for sale) at June 30, 2013 were $341.1 million as compared to $332.1 million at December 31, 2012.  This increase of $9.0 million in loans resulted from funding in excess of $30.6 million in new loan production in the first half of 2013, less scheduled and unscheduled pay downs during the period.  At June 30, 2013 and December 31, 2012, loans (excluding loans held for sale) accounted for 58.1% and 59.8% of earning assets, respectively.  The loan-to-deposit ratio at June 30, 2013 was 66.9% as compared to 69.9% at December 31, 2012. Investment securities increased to $225.9 million at June 30, 2013 from $206.0 million at December 31, 2012.  Deposits increased by $34.6 million to $509.6 million at June 30, 2013 as compared to $475.0 million at December 31, 2012.  The growth in deposits is a result of a continued focus on pure deposit (deposits less certificates of deposits) growth while closely controlling the pricing on time deposits.  One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. Although we have experienced moderate loan growth over the last three quarters, loan production and portfolio growth rates continue to be impacted by the current economic cycle, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

	June 30,		December 31,
	2013		2012
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$20,908	6.1%	$20,924	6.3%
Real estate:
Construction	15,232	4.5%	13,052	3.9%
Mortgage — residential	38,363	11.2%	38,892	11.7%
Mortgage — commercial	233,769	68.5%	226,575	68.2%
Consumer:
Home Equity	25,437	7.5%	27,173	8.2%
Other	7,380	2.2%	5,495	1.7%
Total gross loans	341,089	100.0%	332,111	100.0%
Allowance for loan losses	(4,439)		(4,621)
Total net loans	$336,650		$327,490

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

We entered into a five year interest rate swap agreement on October 8, 2008 which expires on October 8, 2013. The swap agreement has a $10.0 million notional amount. We receive a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk is limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss is limited to the changes in the market value of the swap between reporting periods. At June 30, 2013 and December 31, 2012, the fair value of the contract was a negative $172 thousand and $338 thousand, respectively. A fair value adjustment for the swap of ($2 thousand) and ($37 thousand) was recognized in other income for the six month periods ended June 30, 2013 and 2012, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2013, March 31, 2013 and December 31, 2012 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	June 30, 2013	March 31, 2013	December 31, 2012
+200bp	+ 5.23%	+ 6.52%	+ 6.52%
+100bp	+ 2.64%	+ 3.47%	+ 3.83%
Flat	—	—	—
-100bp	- 6.44%	- 7.92%	- 9.05%
-200bp	- 11.19%	- 11.73%	- 13.58%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At June 30, 2013, March 31, 2013 and December 31, 2012 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 0.1%, 5.5% and 7.5%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 37.6% of total assets at June 30, 2013.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate levels and, thus, less reliable sources of funding for liquidity purposes.  At June 30, 2013, the amount of certificates of deposits of $100 thousand or more represented 13.3% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2013, we had issued commitments to extend credit of $47.3 million, including $25.4 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 8.3% and 9.0% of total assets at June 30, 2013 and December 31, 2012, respectively.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million, with two financial institutions, although these were not utilized in 2012 or the first half of 2013.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  Generally, to be considered adequately capitalized, the Federal Deposit Insurance Corporation and the Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios are 4.0%, 8.0% and 4.0%, respectively.

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.21%, 16.61%, and 17.77%, respectively, at June 30, 2013 as compared to 10.34%, 16.94%, and 18.19%, respectively, at December 31, 2012. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.61%, 17.25%, and 18.41%, respectively at June 30, 2013 as compared to 10.63%, 17.33% and 18.58%, respectively at December 31, 2012. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.

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

In July 2013, the Federal Reserve Board announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations will not begin until January 2015, while the phase-in period for larger banks starts in January 2014.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$340,983	$8,823	5.22%	$330,342	$9,256	5.63%
Securities:	219,084	1,798	1.65%	201,908	2,590	2.58%
Federal funds sold and securities purchased under agreements to resell	13,548	32	0.48%	14,772	38	0.52%
Total earning assets	573,615	10,653	3.75%	547,022	11,884	4.37%
Cash and due from banks	8,570			8,520
Premises and equipment	17,226			17,430
Other assets	22,458			27,815
Allowance for loan losses	(4,596)			(4,739)
Total assets	$617,273			$596,048
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$91,056	58	0.13%	$87,318	83	0.19%
Money market accounts	75,869	79	0.21%	51,226	84	0.33%
Savings deposits	44,485	24	0.11%	37,598	24	0.13%
Time deposits	177,972	809	0.92%	204,822	1,544	1.52%
Other borrowings	69,466	981	2.85%	72,838	1,189	3.28%
Total interest-bearing liabilities	458,848	1,951	0.86%	453,802	2,924	1.30%
Demand deposits	98,386			88,306
Other liabilities	5,195			5,290
Shareholders’ equity	54,844			48,650
Total liabilities and shareholders’ equity	$617,273			$596,048

Cost of funds, including demand deposits			0.71%			1.08%
Net interest spread			2.89%			3.07%
Net interest income/margin		$8,702	3.06%		$8,960	3.29%
Net interest income/margin FTE basis	$202	$8,904	3.13%	$96	$9,056	3.33%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$344,009	$4,462	5.20%	$332,081	$4,629	5.61%
Securities:	229,845	891	1.55%	200,308	1,189	2.39%
Federal funds sold and securities purchased	11,320	17	0.60%	18,510	22	0.48%
Total earning assets	585,174	5,370	3.68%	550,899	5,840	4.26%
Cash and due from banks	8,403			8,408
Premises and equipment	17,230			17,416
Other assets	22,050			26,148
Allowance for loan losses	(4,527)			(4,747)
Total assets	$628,330			$598,124

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$101,247	$29	0.11%	$89,647	$41	0.18%
Money market accounts	76,272	44	0.23%	52,309	42	0.32%
Savings deposits	46,355	13	0.11%	38,752	12	0.12%
Time deposits	173,879	371	0.86%	201,079	713	1.43%
Other borrowings	69,455	490	2.83%	71,746	581	3.26%
Total interest-bearing liabilities	467,208	947	0.81%	453,533	1,389	1.23%
Demand deposits	100,967			90,168
Other liabilities	4,993			5,216
Shareholders’ equity	55,162			49,207
Total liabilities and shareholders’ equity	$628,330			$598,124

Cost of funds, including demand deposits			0.67%			1.03%
Net interest spread			2.87%			3.03%
Net interest income/margin		$4,423	3.03%		$4,451	3.25%
Net interest income/margin FTE basis	$109	$4,532	3.11%	$65	$4,516	3.30%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2013 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2012.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (1)

(1)

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

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	August 13, 2013	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2013	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.