Form 10-Q
period 2013-09-30
FIRST COMMUNITY CORP /SC/
filed 2013-11-08
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On November 8, 2013, 5,296,288 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	December 31,
(Dollars in thousands, except par value)	(Unaudited)	2012
ASSETS
Cash and due from banks	$10,992	$11,517
Interest-bearing bank balances	9,332	6,779
Federal funds sold and securities purchased under agreements to resell	626	412
Investment securities - available for sale	228,443	203,445
Other investments, at cost	2,269	2,527
Loans held for sale	2,529	9,658
Loans	345,064	332,111
Less, allowance for loan losses	4,323	4,621
Net loans	340,741	327,490
Property, furniture and equipment - net	17,025	17,258
Bank owned life insurance	10,989	10,868
Other real estate owned	3,607	3,987
Intangible assets	32	160
Goodwill	571	571
Other assets	8,768	8,253
Total assets	$635,924	$602,925
LIABILITIES
Deposits:
Non-interest bearing demand	$106,078	$97,526
NOW and money market accounts	185,767	150,874
Savings	51,307	41,100
Time deposits less than $100,000	98,995	111,182
Time deposits $100,000 and over	66,445	74,295
Total deposits	508,592	474,977
Securities sold under agreements to repurchase	17,076	15,900
Federal Home Loan Bank advances	34,330	36,344
Junior subordinated debt	15,464	15,464
Other liabilities	7,593	6,057
Total liabilities	583,055	548,742
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 5,296,288 at September 30, 2013 5,227,300 at December 31, 2012	5,296	5,227
Common stock warrants issued	50	50
Additional paid in capital	62,179	61,615
Restricted stock	(518)	(152)
Accumulated Deficit	(12,460)	(14,915)
Accumulated other comprehensive income (loss)	(1,678)	2,358
Total shareholders’ equity	52,869	54,183
Total liabilities and shareholders’ equity	$635,924	$602,925

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$13,202	$13,804
Taxable securities	2,096	3,194
Non taxable securities	780	475
Federal funds sold and securities purchased under resale agreements	24	30
Other	25	31
Total interest income	16,127	17,534
Interest expense:
Deposits	1,395	2,473
Federal funds sold and securities sold under agreement to repurchase	27	26
Other borrowed money	1,433	1,746
Total interest expense	2,855	4,245
Net interest income	13,272	13,289
Provision for loan losses	379	416
Net interest income after provision for loan losses	12,893	12,873
Non-interest income:
Deposit service charges	1,115	1,159
Mortgage banking income	2,968	2,993
Investment advisory fees and non-deposit commissions	695	492
Gain (loss) on sale of securities	152	(62)
Gain (loss) on sale of other assets	7	(8)
Fair value loss adjustments	(2)	(57)
Other-than-temporary-impairment write-down on securities	—	(200)
Loss on early extinguishment of debt	(141)	(121)
Other	1,525	1,524
Total non-interest income	6,319	5,720
Non-interest expense:
Salaries and employee benefits	8,934	8,179
Occupancy	1,023	1,032
Equipment	907	877
Marketing and public relations	311	367
FDIC assessments	309	497
Other real estate expense	395	559
Amortization of intangibles	128	153
Other	2,712	2,679
Total non-interest expense	14,719	14,343
Net income before tax	4,493	4,250
Income taxes	1,206	1,303
Net income	$3,287	$2,947
Preferred stock dividends and accretion	—	557
Preferred stock redemption costs	—	119
Net income available to common shareholders	$3,287	$2,271
Basic earnings per common share	$0.62	$0.60
Diluted earnings per common share	$0.62	$0.60

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$4,379	$4,548
Taxable securities	784	853
Non taxable securities	294	226
Federal funds sold and securities purchased under resale agreements	9	13
Other	8	10
Total interest income	5,474	5,650
Interest expense:
Deposits	425	738
Federal funds sold and securities sold under agreement to repurchase	9	8
Other borrowed money	470	575
Total interest expense	904	1,321
Net interest income	4,570	4,329
Provision for loan losses	129	115
Net interest income after provision for loan losses	4,441	4,214
Non-interest income:
Deposit service charges	387	395
Mortgage banking income	770	1,393
Investment advisory fees and non-deposit commissions	279	183
Gain (loss) on sale of securities	4	(35)
Loss on sale of other assets	(23)	(22)
Fair value loss adjustments	—	(20)
Other-than-temporary-impairment write-down on securities	—	—
Loss on early extinguishment of debt	—	—
Other	524	508
Total non-interest income	1,941	2,402
Non-interest expense:
Salaries and employee benefits	2,948	2,874
Occupancy	343	352
Equipment	310	307
Marketing and public relations	106	73
FDIC assessment	108	117
Other real estate expense	189	173
Amortization of intangibles	32	51
Other	921	876
Total non-interest expense	4,957	4,823
Net income before tax	1,425	1,793
Income taxes (benefit)	379	573
Net income	$1,046	$1,220
Preferred stock dividends	—	220
Preferred stock redemption costs	—	119
Net income available to shareholders	$1,046	$881
Basic earnings per common share	$0.20	$0.19
Diluted earnings per common share	$0.20	$0.19

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012

Net income	$3,287	$2,947

Other comprehensive income:
Unrealized gain(loss) during the period on available-for-sale securities, net of taxes of $2,027 and $418, respectively	(3,936)	787

Less: Reclassification adjustment for (gain) loss included in net income, net of taxes of $52 and $21, respectively	(100)	41

Reclassification adjustment for other-than-temporary-impairment on securities net of taxes of $0 and $68, respectively	—	132
Other comprehensive income (loss)	(4,036)	960
Comprehensive income (loss)	$(749)	$3,907

	Three months ended September 30,
(Dollars in thousands)	2013	2012

Net income	$1,046	$1,220

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of taxes of $411 and $420, respectively.	(795)	791

Less: Reclassification adjustment for (gain) loss included in net income, net of taxes of $1 and $12, respectively.	(3)	23

Other comprehensive income (loss)	(798)	814
Comprehensive income	$248	$2,034

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months ended September 30, 2013 and September 30, 2012

(Unaudited)

								Accumulated
				Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

Balance, December 31, 2011	$11,137	3,308	$3,308	$560	$49,165	$—	$(17,603)	$1,329	$47,896
Net income							2,947		2,947
Other comprehensive income net of tax expense of $329								960	960
Issuance of restricted stock		33	33		239	(272)			—
Amortization compensation restricted stock						75			75
Issuance of common stock		1,875	1,875		11,917				13,792
Dividends: Common ($0.12 per share)							(397)		(397)
Preferred							(475)		(475)
Redemption of preferred stock	(10,535)								(10,535)
Accretion and redemption costs	148						(201)		(53)
Dividend reinvestment plan		8	8		60				68
Balance, September 30, 2012	$750	5,224	$5,224	$560	$61,381	$(197)	$(15,729)	$2,289	$54,278

Balance, December 31, 2012	$—	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income							3,287		3,287
Other comprehensive loss net of tax benefit of $1,975								(4,036)	(4,036)
Issuance of restricted stock		60	60		493	(553)			—
Amortization compensation restricted stock						187			187
Dividends: Common ($0.17 per share)							(832)		(832)
Dividend reinvestment plan		9	9		71				80
Balance, September 30, 2013	$—	5,296	$5,296	$50	$62,179	$(518)	$(12,460)	$(1,678)	$52,869

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$3,287	$2,947
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	655	639
Premium amortization	3,239	2,096
Provision for loan losses	379	416
Writedowns of other real estate owned	41	266
(Gain) loss on sale of other real estate owned	(7)	8
Sale of loans held-for sale	107,432	91,007
Originations of loans-held-for-sale	(100,303)	(95,967)
Amortization of intangibles	128	153
(Gain) loss on sale of securities	(152)	62
Loss on early extinguishment of debt	141	121
Other-than-temporary-impairment on securities	—	200
Net decrease in fair value option instruments and derivatives	2	57
Writedown of land	109	—
Decrease in other assets	1,572	1,628
Increase (decrease) in other liabilities	1,541	(529)
Net cash provided in operating activities	18,064	3,104
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(80,972)	(89,195)
Maturity of investment securities available-for-sale	40,653	29,017
Proceeds from sale of securities available-for-sale	6,306	49,540
Proceeds from sale of other investments	257	1,208
Increase in loans	(14,744)	(1,698)
Proceeds from sale of other real estate owned	1,476	3,487
Purchase of property and equipment	(682)	(452)
Net cash used in investing activities	(47,706)	(8,093)
Cash flows from financing activities:
Increase in deposit accounts	33,615	9,879
Increase in securities sold under agreements to repurchase	1,176	2,036
Advances from the FHLB	16,500	1,500
Repayment of advances FHLB	(18,655)	(6,992)
Proceeds from sale Common Stock	—	13,792
Redemption of Preferred Stock	—	(10,535)
Dividends paid: Common Stock	(832)	(397)
Preferred Stock	—	(475)
Dividend reinvestment plan	80	68
Net cash provided from financing activities	31,884	8,876
Net increase in cash and cash equivalents	2,242	3,887
Cash and cash equivalents at beginning of period	18,708	16,492
Cash and cash equivalents at end of period	$20,950	$20,379
Supplemental disclosure:
Cash paid during the period for:
Interest	$3,212	$4,645
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(4,036)	$960
Transfer of loans to foreclosed property	$1,135	$1,980

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (unaudited)

Note 1    - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”). The Company owns all of the common stock of FCC Capital Trust I. All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The Bank opened for business on August 17, 1995.  FCC Capital Trust I is an unconsolidated special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax impact, at the dates and for the periods indicated (in thousands). All amounts are net of income taxes.

	Three months
	ended September 30,
	2013	2012
Beginning Balance	$(880)	$1,475

Other comprehensive income (loss) before reclassifications(a)	(795)	791

Amounts reclassified from accumulated other comprehensive income (loss)(a)	(3)	23

Net current-period other comprehensive income (loss)	(798)	814
Ending Balance	$(1,678)	$2,289

	Nine months
	ended September 30,
	2013	2012
Beginning Balance	$2,358	$1,329

Other comprehensive income (loss) before reclassifications(a)	(3,936)	787

Amounts reclassified from accumulated other comprehensive income (loss)(a)	(100)	173

Net current-period other comprehensive income (loss)	(4,036)	960
Ending Balance	$(1,678)	$2,289

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

Note 2 — Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Nine months		Three months
	Ended September 30,		Ended September 30,
(In thousands, except price per share)	2013	2012	2013	2012
Numerator (Net income available to common shareholders)	$3,287	$2,271	$1,046	$881
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	5,281	3,780	5,295	4,693
Dilutive securities:
Deferred compensation	—	—	—	2
Warrants — Treasury stock method	41	27	46	31
Diluted earnings per share	5,322	3,807	5,341	4,726
The average market price used in calculating assumed number of shares	$9.50	$7.84	$10.33	$8.27

At September 30, 2013, there were 73,022 outstanding options at an average exercise price of $20.23. None of these options has an exercise price below the average market price of $10.33 for the three-month period ended September 30, 2013 or $9.50 for the nine-month period ended September 30, 2013, and, therefore they are not deemed to be dilutive.  In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing on December 16, 2019.  On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt.  These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
Government sponsored enterprises	$3,385	$18	$76	$3,327
Mortgage-backed securities	123,691	1,219	1,410	123,500
Small Business Administration pools	58,403	397	839	57,961
State and local government	43,213	138	1,998	41,353
Corporate and other securities	2,348	—	46	2,302
	$231,040	$1,772	$4,369	$228,443
December 31, 2012:
Government sponsored enterprises	$1,522	$12	$—	$1,534
Mortgage-backed securities	110,425	2,343	624	112,144
Small Business Administration pools	54,148	1,008	163	54,993
State and local government	31,483	936	46	32,373
Corporate and other securities	2,349	53	1	2,401
	$199,927	$4,352	$834	$203,445

During the nine months ended September 30, 2013 and September 30, 2012, the Company received proceeds of $6.3 million and $49.5 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $238 thousand and gross realized losses amounted to $86 thousand for the nine months ended September 30, 2013.  For the nine months ended September 30, 2012, gross realized gains amounted to $2.0 million and gross realized losses amounted to $2.1 million.   During the three months ended September 30, 2013 and September 30, 2012, the Company received proceeds of $2.8 million and $470 thousand, respectively, from the sale of investment securities available-for-sale. For the three months ended September 30, 2013, gross realized gains amounted to $90 thousand and gross realized losses amounted to $86 thousand.  Gross realized losses amounted to $35 thousand for the three months ended September 30, 2012.  There were no realized gains for the three months ended September 30, 2012.

At September 30, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $825.7 thousand, foreign debt of $59.5 thousand, and Corporate preferred stock in the amount of $416.7 thousand.  At December 31, 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $884.5 thousand, foreign debt of $59.7 thousand, Federal Home Loan Mortgage Corporation preferred stock of $30.0 thousand and Corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.3 million and $2.5 million at September 30, 2013 and December 31, 2012, respectively.

Note 3—Investment Securities — continued

During the three month period ended September 30, 2012 and during the three and nine month periods ended September 30, 2013, the Company did not record any other-than-temporary impairment (OTTI) losses.  During the nine month period ended September 30, 2012, the Company recorded OTTI losses on available-for-sale securities as follows:

Nine months ended September 30, 2012
(Dollars in thousands)	Available-for-sale securities
Total OTTI charge realized and unrealized	$415
OTTI recognized in other comprehensive income (non-credit component)	215
Net impairment losses recognized in earnings (credit component)	$200

During 2013 and 2012, OTTIs occurred for which only a portion was attributed to credit loss and recognized in earnings.  The remainder was reported in other comprehensive income.  The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the nine months ended September 30, 2013 and 2012.

	2013	2012
	Available for	Available for
(Dollars in thousands)	Sale	Sale

Balance at beginning of period	$271	$930

Other-than-temporary-impairment not previously recognized	—	173

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	27
Other-than-temporary-impairment previously recognized on securities sold	—	(679)
Realized losses during the period	(57)	(159)
Balance related to credit losses on debt securities at end of period	$214	$292

Note 3—Investment Securities — continued

In evaluating the non-agency mortgage-backed securities, relevant assumptions, such as prepayment rate, default rate and loss severity on a loan level basis, are used in determining the expected recovery of the contractual cash flows.  The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates.  The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 16.9%, 4.9%, and 57.2%, respectively.   The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States.  The underlying collateral includes various percentages of owner-occupied as well as investment related single-family, 2-4 family and condominium residential properties.  The securities were purchased at various discounts to par value.  Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 3—Investment Securities — continued

The following table shows gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
September 30, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$1,423	$76	$—	$—	$1,423	$76
Small Business Administration Pools	26,680	679	4,130	160	30,810	839
Government Sponsored Enterprise mortgage-backed securities	55,079	1,291	6,340	86	61,419	1,377
Non-agency mortgage-backed securities	784	21	739	12	1,523	33
Corporate bonds and other	872	45	50	1	922	46
State and local government	30,220	1,976	218	22	30,438	1,998
Total	$115,058	$4,088	$11,477	$281	$126,535	$4,369

	Less than 12 months		12 months or more		Total
December 31, 2012 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$22,662	$233	$4,583	$13	$27,245	$246
Small Business Administration pools	11,013	158	2,447	5	13,460	163
Non-agency mortgage-backed securities	—	—	2,363	378	2,363	378
State and local government	2,599	46	—	—	2,599	46
Corporate bonds and other	—	—	50	1	50	1
Total	$36,274	$437	$9,443	$397	$45,717	$834

Government Sponsored Enterprise, Mortgage-Backed Securities:  At September 30, 2013, the Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), with an amortized cost of $123.7 million and approximate fair value of $123.5 million issued by government sponsored enterprises (“GSEs”). As of September 30, 2013 and December 31, 2012, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2013.

Note 3—Investment Securities — continued

Non-agency mortgage—backed securities: The Company also held private label mortgage-backed securities (“PLMBS”), including CMOs, at September 30, 2013 with an amortized cost of $2.5 million and approximate fair value of $2.5 million.  Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the three and nine months ended September 30, 2013, no OTTI charges were recorded in earnings for the PLMBS portfolio.  During the nine months ended September 30, 2012, the Company identified two PLMBS with a fair value of $2.5 million that it considered other-than-temporarily-impaired.  As prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, the Company recognized an impairment charge in earnings of $199.8 thousand (credit component) during the nine months ended September 30, 2012.  The $199.8 thousand represents the estimated credit losses on these securities for the nine months ended September 30, 2012. One of the securities identified as other-than-temporarily-impaired during the nine months ended September 30, 2012 was subsequently sold after the impairment was recognized.  The credit losses were estimated by projecting the expected cash flows estimating prepayment speeds, increasing defaults and collateral loss severities.  The credit loss portion of the impairment charge represents the difference between the present value of the expected cash flows and the amortized cost basis of the securities. During the three months ended September 30, 2012, no OTTI charges were recorded in earnings for the PLMBS portfolio.

The following table summarizes as of September 30, 2013 the number of CUSIPs, par value, carrying value and fair value of the non-agency MBSs/CMOs by credit rating. The credit rating reflects the lowest credit rating by any major rating agency.

(Dollars in thousands)

Credit Rating	Number of CUSIPs	Par Value	Amortized Cost	Fair Value
AA	2	$168	$168	$170
BBB	3	210	210	210
Baa1	3	639	639	618
Baa2	1	6	6	6
Below Investment Grade	4	1,802	1,490	1,498
Total	13	$2,825	$2,513	$2,502

Corporate Bonds:  Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation.  As of September 30, 2013, the Company owns one corporate bond which is rated above investment grade.  The Company does not consider this investment to be OTTI.

Small Business Administration Pools: These pools are guaranteed pass-thru with the full faith and credit of the United States government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be OTTI at September 30, 2013.

State and Local Governments and Other:  Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality.  Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer.   The Company does not consider these securities to be OTTI at September 30, 2013.

Note 3—Investment Securities — continued

The amortized cost and fair value of investment securities at September 30, 2013 by contractual maturity are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.  MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,936	$11,946
Due after one year through five years	94,602	94,910
Due after five years through ten years	93,098	90,685
Due after ten years	31,404	30,902
	$231,040	$228,443

Note 4—Loans

Loans summarized by category as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Commercial, financial and agricultural	$19,940	$20,924
Real estate:
Construction	16,110	13,052
Mortgage-residential	37,506	38,892
Mortgage-commercial	237,934	226,575
Consumer:
Home equity	26,011	27,173
Other	7,563	5,495
Total	$345,064	$332,111

At September 30, 2013 and December 31, 2012, there were $2.5 million and $9.7 million, respectively, of residential mortgage loans held for sale at fair value.  These loans are originated with firm purchase commitments from various investors at the time the loans are closed.  Generally, funds are received and the loans transferred to the investors within three to seven business days.

Activity in the allowance for loan losses for the nine months and three months ended September 30, 2013 and 2012 was as follows:

	Nine months ended
	September 30,	September 30,
(Dollars in thousands)	2013	2012
Balance at the beginning of period	$4,621	$4,699
Provision for loan losses	379	416
Charged off loans	(808)	(496)
Recoveries	131	76
Balance at end of period	$4,323	$4,695

	Three months ended
	September 30,	September 30,
(Dollars in thousands)	2013	2012
Balance at the beginning of period	$4,439	$4,742
Provision for loan losses	129	115
Charged off loans	(285)	(189)
Recoveries	40	27
Balance at end of period	$4,323	$4,695

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2013 and September 30, 2012 and the year ended December 31, 2012 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	29	—	44	604	67	64	—	808
Recoveries	31	—	64	—	3	33	—	131
Provisions	(136)	27	65	578	(188)	119	(86)	379
Ending balance September 30, 2013	$204	$27	$320	$1,296	$148	$105	$2,223	$4,323

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$165	$—	$—	$—	$169

Collectively evaluated for impairment	204	27	316	1,131	148	105	2,223	4,154

Loans receivable:
Ending balance-total	$19,940	$16,110	$37,506	$237,934	$26,011	$7,563	$—	$345,064

Ending balances:
Individually evaluated for impairment	80	—	872	4,679	—	5	—	5,636

Collectively evaluated for impairment	$19,860	$16,110	$36,634	$233,255	$26,011	$7,558	$—	$339,428

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	88	—	112	245	—	51	—	496
Recoveries	32	—	10	—	3	31	—	76
Provisions	67	—	80	(146)	(147)	16	546	416
Ending balance September 30, 2012	$342	$—	$492	$1,084	$377	$53	$2,347	$4,695

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	342	—	492	1,084	377	53	2,347	4,695

Loans receivable:
Ending balance-total	$19,469	$11,739	$36,861	$223,595	$26,778	$5,092	$—	$323,534

Ending balances:
Individually evaluated for impairment	$15	$—	$477	$9,041	$—	$11	$—	$9,544

Collectively evaluated for impairment	$19,454	$11,739	$36,384	$214,554	$26,778	$5,081	$—	$313,990

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance December 31, 2011	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	258	—	112	293	—	79	—	742
Recoveries	42	—	86	—	3	37	—	168
Provisions	223	—	(253)	140	(124)	2	508	496
Ending balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	338	—	235	1,322	400	17	2,309	4,621

Loans receivable:
Ending balance-total	$20,924	$13,052	$38,892	$226,575	$27,173	$5,495	$—	$332,111

Ending balances:
Individually evaluated for impairment	37	—	357	5,772	—	10	—	6,176

Collectively evaluated for impairment	$20,887	$13,052	$38,535	$220,803	$27,173	$5,485	$—	$325,935

Loans outstanding to bank directors, executive officers and their related business interests amounted to $9.5 million and $10.5 million at September 30, 2013 and September 30, 2012, respectively. Repayments on these loans during the nine months ended September 30, 2013 were $1.8 million and loans made amounted to $500 thousand. Repayments on these loans during the nine months ended September 30, 2012 were $438 thousand and loans made amounted to $112 thousand during the same period.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended September 30, 2013 and the three months ended September 30, 2012 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance June 30, 2013	$264	$25	$319	$1,082	$226	$96	$2,427	$4,439
Charge-offs	22	—	8	207	23	25	—	285
Recoveries	11	—	2	—	2	25	—	40
Provisions	(49)	2	7	421	(57)	9	(204)	129
Ending balance September 30, 2013	$204	$27	$320	$1,296	$148	$105	$2,223	$4,323

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance June 30, 2012	$249	$—	599	$1,313	$445	$45	$2,091	$4,742
Charge-offs	26	—	82	67	—	14	—	189
Recoveries	7	—	1	—	1	18	—	27
Provisions	112	—	(26)	(162)	(69)	4	256	115
Ending balance September 30, 2012	$342	$—	$492	$1,084	$377	$53	$2,347	$4,695

Note 4—Loans-continued

The following table presents at September 30, 2013 and December 31, 2012 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Total loans considered impaired	$5,636	$6,176
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	221	—
Related allowance	169	—
Loans considered impaired and previously written down to fair value	5,415	6,176
Average impaired loans	7,196	6,704

The following tables are by loan category and present at September 30, 2013, September, 2012 and December 31, 2012 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2013	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$80	$80	$—	$147	$8	$144	$0
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	816	831	—	973	21	976	3
Mortgage-commercial	4,514	5,104	—	5,708	80	5,713	13
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	5	6	—	17	—	16

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	56	56	4	57	8	57	1
Mortgage-commercial	165	285	165	294	—	291	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$80	$80	$—	$147	$8	$144	$0
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	872	887	4	1,030	29	1,033	4
Mortgage-commercial	4,679	5,389	165	6,002	80	6,004	13
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	5	6	—	17	—	16
	$5,636	$6,362	$169	$7,196	$117	$7,197	$17

Note 4—Loans-continued

				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$15	$46	$—	$92	$1	87	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	477	505	—	563	2	543	—
Mortgage-commercial	9,041	9,536	—	9,853	266	9,547	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	11	11	—	22	—	19	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$15	$46	$—	$92	$1	87	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	477	505	—	563	2	543	—
Mortgage-commercial	9,041	9,536	—	9,853	266	9,547	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	11	11	—	22	—	19	—
	$9,544	$10,098	$—	$10,530	$269	$10,196	$—

Note 4—Loans-continued

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$37	$50	$—	$53	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	37	50	—	53	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—
	$6,176	$6,603	$—	$6,704	$179

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below.  As of September 30, 2013 and December 31, 2012, no loans were classified as doubtful.

(Dollars in thousands)		Special
September 30, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,678	$176	$86	$—	$19,940
Real estate:
Construction	13,105	3,005	—	—	16,110
Mortgage — residential	34,988	1,105	1,413	—	37,506
Mortgage — commercial	223,469	5,330	9,135	—	237,934
Consumer:
Home Equity	25,670	205	136	—	26,011
Other	7,556	1	6	—	7,563
Total	$324,466	$9,822	$10,776	$—	$345,064

(Dollars in thousands)		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,826	$27	$71	$—	$20,924
Real estate:
Construction	8,595	2,047	2,410	—	13,052
Mortgage — residential	36,493	1,677	722	—	38,892
Mortgage — commercial	208,825	3,803	13,947	—	226,575
Consumer:
Home Equity	26,604	124	445	—	27,173
Other	5,475	3	17	—	5,495
Total	$306,818	$7,681	$17,612	$—	$332,111

At September 30, 2013 and December 31, 2012, non-accrual loans totaled $5.1 million and $4.7 million, respectively.

Troubled debt restructurings that are still accruing and included in impaired loans at September 30, 2013 and December 31, 2012 amounted to $584 thousand and $1.5 million, respectively.  Troubled debt restructurings in nonaccrual status at September 30, 2013 and December 31, 2012 amounted to $2.2 million and $1.8 million, respectively.

Loans greater than ninety days delinquent and still accruing interest at September 30, 2013 and December 31, 2012 amounted to $54 thousand and $55 thousand, respectively.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2013 and December 31, 2012:

(Dollars in thousands) September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$60	$9	$—	$80	$149	$19,791	$19,940
Real estate:
Construction	—	—	—	—	—	16,110	16,110
Mortgage-residential	240	224	54	816	1,334	36,172	37,506
Mortgage-commercial	1,019	538	—	4,151	5,708	232,226	237,934
Consumer:
Home equity	118	26	—	—	144	25,867	26,011
Other	21	3	—	5	29	7,534	7,563
Total	$1,458	$800	$54	$5,052	$7,364	$337,700	$345,064

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$17	$107	$—	$85	$209	$20,715	$20,924
Real estate:
Construction	—	—	—	—	—	13,052	13,052
Mortgage-residential	311	378	—	357	1,046	37,846	38,892
Mortgage-commercial	627	898	55	4,263	5,843	220,732	226,575
Consumer:
Home equity	211	—	—	—	211	26,962	27,173
Other	32	7	—	10	49	5,446	5,495
Total	$1,198	$1,390	$55	$4,715	$7,358	$324,753	$332,111

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

The following tables, by loan category, present loans determined to be TDRs during the nine month periods ended September 30, 2013 and September 30, 2012.  There were no loans determined to be TDRs during the three month periods ended September 30, 2013 and September 30, 2012.

	For the nine months ended September 30, 2013
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$257	$257

Total TDRs	1	$257	$257

	For the nine months ended September 30, 2012
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$53	$53
Total nonaccrual	1	$53	$53

Accrual
Mortgage-Commercial	2	$596	$596
Total Accrual	2	$596	$596

Total TDRs	3	$649	$649

One loan was determined to be a TDR during the nine months ended September 30, 2013.  The loan was modified to extend the terms outside the Company’s guidelines.  During the nine months ended September 30, 2012, the Company modified three loans that were considered to be TDRs.  The payment and interest rate were lowered for two of these loans and the payment was modified to interest only for one loan.

Note 4—Loans-continued

There were no loans determined to be TDRs in the twelve months preceding September 30, 2013 or September 30, 2012 that subsequently defaulted during the three or nine month periods ended September 30, 2013 or September, 30 2012.  Defaulted loans are those loans that are greater than 89 days past due.

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

On July 17, 2013, the FASB issued guidance that permits the Fed Funds Effective Swap Rate (“Overnight Index Swap Rate” or “OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.  The guidance will be effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position.  Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met.  The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6 — Fair Value of Financial Instruments - continued

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

Commitments to Extend Credit—The fair value of these commitments is immaterial because their underlying interest rates approximate market.

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of September 30, 2013 are as follows:

	September 30, 2013
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$20,950	$20,950	$20,950	$—	$—
Available-for-sale securities	228,443	228,443	826	227,200	417
Other investments, at cost	2,269	2,269	—	—	2,269
Loans held for sale	2,529	2,529	—	2,529	—
Net Loans receivable	340,741	341,004	—	335,537	5,467
Accrued interest	2,011	2,011	2,011	—	—
Interest rate swap	(87)	(87)	—	—	(87)
Financial liabilities:
Non-interest bearing demand	$106,078	$106,078	$—	$106,078	$—
NOW and money market accounts	185,767	185,767	—	185,767	—
Savings	51,307	51,307	—	51,307	—
Time deposits	165,440	166,877	—	166,877	—
Total deposits	508,592	510,029	—	510,029	—
Federal Home Loan Bank Advances	34,330	38,346	—	38,346	—
Short term borrowings	17,076	17,076	—	17,076	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	673	673	673	—	—

Note 6 — Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2012 are as follows:

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$18,708	$18,708	$18,708	$—	$—
Available-for-sale securities	203,445	203,445	914	202,114	417
Other investments, at cost	2,527	—	—	—	2,527
Loans held for sale	9,658	9,658	—	9,658	—
Net loans receivable	327,490	328,893	—	322,717	6,176
Accrued interest	2,098	2,098	2,098	—	—
Interest rate swap	(338)	(338)	—	—	(338)
Financial liabilities:
Non-interest bearing demand	$97,526	$97,526	$—	$97,526	$—
NOW and money market accounts	150,874	150,874	—	150,874	—
Savings	41,100	41,100	—	41,100	—
Time deposits	185,477	187,313	—	187,313	—
Total deposits	474,977	476,813	—	476,813	—
Federal Home Loan Bank Advances	36,344	41,977	—	41,977	—
Short term borrowings	15,900	15,900	—	15,900	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	1,029	1,029	1,029	—	—

The following tables reflect the changes in fair values for the nine and three-month periods ended September 30, 2013 and 2012 and where these changes are included in the income statement:

(Dollars in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Description	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss	Non-interest income: Fair value adjustment loss
Interest rate swap	$(2)	$(57)	$(0)	$(20)
Total	$(2)	$(57)	$(0)	$(20)

Note 6 — Fair Value of Financial Instruments — continued

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2013 and December 31, 2012 that are measured on a recurring basis.  There were no liabilities carried at fair value as of September 30, 2013 or December 31, 2012 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,327	$—	$3,327	$—
Mortgage-backed securities	123,500	—	123,500	—
Small Business Administration securities	57,961	—	57,961	—
State and local government	41,353	—	41,353	—
Corporate and other securities	2,302	826	1,059	417
	228,443	826	227,200	417

Interest rate swap	(87)	—	—	(87)
Total	$228,356	$826	$227,200	$330

(Dollars in thousands)

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,534	$—	$1,534	$—
Mortgage-backed securities	112,144	—	112,144	—
Small Business Administration securities	54,993	—	54,993	—
State and local government	32,373	—	32,373	—
Corporate and other securities	2,401	914	1,070	417
	203,445	914	202,114	417

Interest rate swap	(338)	—	—	(338)
Total	$203,107	$914	$202,114	$79

Note 6 — Fair Value of Financial Instruments - continued

The following tables reconcile the changes in Level 3 financial instruments for the nine and three months ended September 30, 2013, that are measured on a recurring basis.

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2012	$(338)	417
Total gains or losses (realized/unrealized)

Included in earnings	(2)	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	253	—

Transfers in and/or out of Level 3	—	—
Ending Balance September 30, 2013	$(87)	$417

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance June 30, 2013	$(172)	417
Total gains or losses (realized/unrealized)

Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	85	—

Transfers in and/or out of Level 3	—	—
Ending Balance September 30, 2013	$(87)	$417

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

Note 6 — Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2013 and December 31, 2012 that are measured on a non-recurring basis.

(Dollars in thousands)

Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$80	$—	$—	$80
Real estate:
Mortgage-residential	868	—	—	868
Mortgage-commercial	4,514	—	—	4,514
Consumer:
Home equity	—	—	—	—
Other	5	—	—	5
Total impaired	5,467	—	—	5,467
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	143	—	—	143
Mortgage-commercial	3,163	—	—	3,163
Total other real estate owned	3,607	—	—	3,607
Total	$9,074	$—	$—	$9,074

(Dollars in thousands)

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$37	$—	$—	$37
Real estate:
Mortgage-residential	357	—	—	357
Mortgage-commercial	5,772	—	—	5,772
Consumer:
Home equity	—	—	—	—
Other	10	—	—	10
Total impaired	6,176	—	—	6,176
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	488	—	—	488
Mortgage-commercial	3,198	—	—	3,198
Total other real estate owned	3,987	—	—	3,987
Total	$10,163	$—	$—	$10,163

Note 6 — Fair Value of Financial Instruments - continued

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO.  This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed.  Generally the independent and internal evaluations are updated annually.  Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.  The aggregate amount of impaired loans was $5.6 million and $6.2 million for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Interest Rate Swap	$(87)	Discounted cash flows	Weighted Average Credit Factor	3.20%

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$3,607	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$5,467	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6 — Fair Value of Financial Instruments - continued

(Dollars in thousands)	Fair Value as of December 31, 2012	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Interest Rate Swap	$(338)	Discounted cash flows	Weighted Average Credit Factor	3.20%

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$3,987	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$6,176	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Agreement and Plan of Merger

On August 13, 2013, the Company, SRMS, Inc. (the “Merger Sub”), a wholly-owned subsidiary of the Company, and Savannah River Financial Corporation (“Savannah River”), the parent holding company for Savannah River Banking Company, entered into an agreement and plan of merger (the “Merger Agreement”).  The Merger Agreement provides that, subject to the terms and conditions set forth in the Agreement, the Merger Sub will merge with and into Savannah River, and Savannah River will then promptly merge with and into the Company, with the Company being the surviving corporation in the merger.  In addition, promptly following the merger of Merger Sub with and into Savannah River, Savannah River Banking Company will be merged with and into the Bank.

At consummation of the merger, each outstanding share of Savannah River common stock will be exchanged for either $11.00 in cash, a number of shares of the Company’s common stock equal to the exchange ratio, or a combination of cash and shares of the Company’s common stock. The exchange ratio, which is described in further detail in the Merger Agreement, will depend on the Company’s volume weighted average stock price during the ten consecutive trading days ending on the fifth business day immediately prior to the date on which the merger is to occur. Each shareholder of Savannah River will have the opportunity to elect to receive cash for his or her shares, the Company’s common stock for his or her shares, or a combination of cash for some of his or her shares and the Company’s common stock for the remainder of his or her shares, or he or she may choose no preference, in which case the merger consideration to be received by him or her will be determined by the exchange agent depending on the amount of cash and shares elected by those Savannah River shareholders who make an express election. Elections of the Company’s common stock, cash, or a combination of both are limited by a requirement that 60% of the total number of outstanding non-dissenting shares of Savannah River common stock will be exchanged for cash and 40% of the outstanding non-dissenting shares of Savannah River common stock will be exchanged for shares of the Company’s common stock.  No fractional shares will be issued in connection with the merger; cash (without interest) will be paid to any Savannah River shareholder otherwise entitled to fractional shares.  Based on the number of shares of Savannah River common stock outstanding as of September 30, 2013, and assuming all Savannah River warrants and options are cashed out prior to the merger, the Company will issue a minimum of approximately 1,274,000 shares and a maximum of approximately 1,597,000 shares of common stock and will pay approximately $19,802,640 in cash in the merger.  On October 10, 2013 the Company filed an S-4 Registration Statement with the Securities Exchange Commission to register up to the maximum number of shares to be issued under the terms of the Merger Agreement.

Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Merger Agreement by the respective shareholders of Savannah River and the Company and approval by the appropriate regulatory agencies.  The merger is expected to close during the first quarter of 2014.

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

•                  the potential inability to complete the proposed merger with Savannah River due to a failure to satisfy the conditions to completion, including the receipt of necessary shareholder and regulatory approvals;

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

These risks are exacerbated by the developments in national and international financial markets that have persisted over the past several years, and we are unable to predict what effect these uncertain market conditions will continue to have on us.  There can be no assurance that these challenging developments of the past few years will not further materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2013 as compared to the nine month and three month period ended September 30, 2012 and also analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Developments

On August 13, 2013, the Company, the Merger Sub, and Savannah River entered into Merger Agreement pursuant to which the Merger Sub will merge with and into Savannah River, and Savannah River will then promptly merge with and into the Company with the Company being the surviving corporation in the merger.  Promptly following the merger of Merger Sub with and into Savannah River, Savannah River Banking Company will be merged with and into the Bank.  Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Merger Agreement by the respective shareholders of Savannah River and the Company and approval by the appropriate regulatory agencies.  The merger is expected to close during the first quarter of 2014.  For more information on the merger with Savannah River, see “Note 7 — Agreement and Plan of Merger” to our Consolidated Financial Statements.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2013 and our notes included in the consolidated financial statements in our 2012 Annual Report on Form 10-K as filed with the SEC.

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

The evaluation and recognition of OTTI on certain investments, including our private label MBSs and other corporate debt security holdings, requires significant judgment and estimates.  Some of the more critical judgments supporting the evaluation of OTTI include projected cash flows including prepayment assumptions, default rates and severities of losses on the underlying collateral within the security.  Under different conditions or utilizing different assumptions, the actual OTTI recognized by us may be different from the actual amounts recognized in our consolidated financial statements.  See Note 3 to the financial statements for the disclosure of certain of the assumptions used as well as OTTI recognized in the financial statements during the nine and three months ended September 30, 2013 and 2012.

Comparison of Results of Operations for Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Net Income

Our net income for the nine months ended September 30, 2013 was $3.3 million, or $0.62 diluted earnings per common share, as compared to $2.9 million, or $0.60 diluted earnings per common share, for the nine months ended September 30, 2012.  Net income available to common shareholders was $2.3 million for the nine months ended September 30, 2012 as a result of preferred stock dividend and redemption cost.  All outstanding preferred stock was redeemed in the third quarter of 2012.  The increase in net income between the two periods is primarily due to an increase of $599 thousand in non-interest income.  This was partially offset by an increase in non-interest expense of $376 thousand during the nine months ended September 30, 2013 as compared to the same period in 2012.  Average earning assets increased by $24.7 million in the first nine months of 2013 as compared to the same period in 2012. Average earning assets were $576.9 million during the nine months ended September 30, 2013 as compared to $552.2 million during the nine months ended September 30, 2012.  The increase in average earning assets was primarily a result of continued growth in our “pure deposit” balances (demand deposits, interest-bearing transaction accounts, money market and savings accounts).

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2013 and 2012, along with average balances and the related interest income and interest expense amounts.

Net interest income was $13.3 million for the nine months ended September 30, 2013 and 2012.  The net-interest margin on a fully tax equivalent basis was 3.26% for the nine months ended September 30, 2012 and 3.15% for the same period ending September 30, 2013.  The yield on earning assets decreased by 50 basis points in the nine months of 2013 as compared to the same period in 2012. The yield on earning assets for the nine months ended September 30, 2013 and 2012 was 3.74% and 4.24%, respectively.  The cost of interest-bearing liabilities during the first nine months of 2013 was 0.83% as compared to 1.25% in the same period of 2012, reflecting a 42 basis points decrease. The decrease in net-interest margin during the nine months ended September 30, 2013 as compared to the same period in 2012 was substantially offset by an increase of $24.7 million in average earning assets.  During the nine months ended September 30, 2013, we experienced an increase in loans outstanding which reflects an increase in loans outstanding for four consecutive quarters and a reversal of declining loan balances for a number of previous quarters.  Despite the growth in outstanding loans, as a percentage of average earning assets, loans comprised 59.3% of average earning assets in the first nine months of 2013 as compared to 59.8% in the same period of 2012.  The average balance of our securities portfolio was $220.7 million for the nine month period ended September 30, 2013 as compared to $204.2 million in the same period of 2012.  Our cost of funds has declined by 42 basis points on average in the first nine months of 2013 as compared to the same period of 2012.  Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 47.4% of our average interest bearing liabilities during the first nine months of 2013 as compared to 39.5% in the same period of 2012.  Time deposits and borrowed funds, typically the higher costing funds, represent 52.6% of our average interest-bearing funds in the first nine months of 2013 as compared to 60.5% during the same period in 2012.  Throughout 2012 and the first nine months of 2013, we continued to focus on shifting our funding from higher cost certificates of deposit to pure deposits.  The improvement in the overall mix of our funding sources has contributed to the reduction in our cost of funds and along with overall growth in earning assets, offset some of the impact of declining earning asset yields.

Provision and Allowance for Loan Losses

At September 30, 2013 and December 31, 2012, the allowance for loan losses was $4.3 and $4.6 million, respectively.  This represented 1.25% of total loans and 1.39% of loans at September 30, 2013 and December 31, 2012, respectively.  Our provision for loan losses was $379 thousand for the nine months ended September 30, 2013 as compared to $416 thousand for the nine months ended September 30, 2012.  This provision is made based on our assessment of general loan loss risk and asset quality.  The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

The decrease in the provision for loan losses for the first nine months of 2013 as compared to the same period in 2012 is a result of a continuation of moderating levels of classified and non-performing loans as well as continued moderate improvement in economic conditions in our markets, including stabilizing unemployment levels. Our loan portfolio consists of a large percentage of real estate secured loans.  Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years.  Impaired values of the underlying real estate collateral as well as lower historical residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure.  There is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $8.7 million (1.37% of total assets) at September 30, 2013 as compared $8.8 million (1.45% of total assets) at December 31, 2012. While we believe these ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals.  There were 33 loans, totaling $5.1 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2013. The largest non-performing loan, with a carrying value of $1.3 million, is secured by a first lien on an owner occupied commercial business property located in the midlands of South Carolina.  The average balance of the remaining 30 loans is approximately $118.9 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value.  At September 30, 2013, we had one loan in the amount of $54.0 thousand delinquent more than 90 days and still accruing interest, and we had loans totaling $2.3 million that were delinquent 30 days to 89 days which represented 0.65% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified two loan relationships in the amount of $1.4 million that is current as to principal and interest and not included in non-performing assets that could represent potential problem loans.  This balance is included as substandard loans in Note 4 of the financial statements.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics.  Historical loss ratios are calculated by product type and by regulatory credit risk classification.  The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The annualized weighted average loss ratios over the 24 month period ended September 30, 2013 for loans classified substandard, special mention and pass have been approximately 3.12%, 1.20% and 0.09%, respectively. The unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years particularly as some of the higher loss quarters, in the early period of this economic cycle, began dropping out of the analysis. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes. Due to the ongoing slow economic conditions and particularly slow recovery of real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time.

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

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

	Nine months Ended September 30,
(Dollars in thousands)	2013	2012

Average loans outstanding (including loans held for sale)	$342,183	$330,263
Loans outstanding at period end	$345,064	$323,534
Non-performing assets:
Nonaccrual loans	$5,052	$4,923
Loans 90 days past due still accruing	54	—
Foreclosed real estate	3,607	5,570
Total non-performing assets	$8,713	$10,493

Beginning balance of allowance	$4,621	$4,699
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	44	112
Multi-family residential	—	—
Non-residential real estate	604	245
Home equity	67	—
Commercial	29	88
Installment & credit card	64	51
Total loans charged-off	808	496
Recoveries:
1-4 family residential mortgage	64	10
Non-residential real estate	—	—
Home equity	3	3
Commercial	31	32
Installment & credit card	33	31
Total recoveries	131	76
Net loan charge offs	677	420
Provision for loan losses	379	416
Balance at period end	$4,323	$4,695

Net charge -offs to average loans	0.20%	0.13%
Allowance as percent of total loans	1.25%	1.45%
Non-performing assets as % of total assets	1.37%	1.73%
Allowance as % of non-performing assets	49.62%	44.74%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations.  The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

	September 30, 2013		December 31, 2012
		% of loans in		% of loans in
(Dollars in thousands)	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$204	5.8%	$338	6.3%
Real Estate — Construction	27	4.7%	—	3.9%
Real Estate Mortgage:
Commercial	1,296	68.9%	1,322	68.2%
Residential	320	10.9%	235	11.7%
Consumer:
Home Equity	148	7.5%	400	8.2%
Other	105	2.2%	17	1.7%
Unallocated	2,223	N/A	2,309	N/A
Total	$4,323	100.0%	$4,621	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2013 was $6.3 million as compared to $5.7 million during the same period in 2012.  Deposit service charges decreased $44 thousand during the first nine months of 2013 as compared to the same period in 2012.  The decrease in deposit service charges is primarily a result of lower overdraft protection fees due to a continued decrease in the number of items being presented on insufficient funds accounts.  Mortgage origination fees decreased $25 thousand for the nine months ended September 30, 2013 as compared to the same period in 2012.  During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down.  This was particularly true as it relates to mortgage refinance activity.  The total average monthly production during the third quarter was approximately 72% of the average monthly production during the first six months of the year.  We believe, on an industry wide basis, the refinance activity will continue to decrease in volume.  The outcome of this change may result in less overall volume with a higher component of purchase transactions.  Monthly new purchase money mortgage production increased slightly during the third quarter as compared to the monthly production in the first six months but not to a level that offset the decline in refinance activity.  The decline in mortgage banking income was offset by an increase in investment advisory fees and non-deposit commissions.  For the nine months ended September 30, 2013 these fees amounted to $695 thousand as compared to $492 thousand in the same period of 2012.  Assets under management at September 30, 2013 were approximately $113.5 million as compared to approximately $86.4 at September 30, 2012.  In the nine months ended September 30, 2013, we had a gain on sales of securities in the amount of $152 thousand, as compared to a loss of $62 thousand in the first nine months of 2012.  The gain for the nine months ended September 30, 2013 was offset by paying down FHLB advances in the amount of $2.0 million which resulted in a loss in the amount of $141 thousand.  During the first nine months of 2012, we sold eight below investment grade non-agency MBSs with a total book value of approximately $11.2 million.  The loss on the sales amounted to $2.1 million and was offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities.  In addition, we paid down FHLB advances in the amount of $4.0 million and incurred a loss in the amount of $121 thousand.  During the first nine months of 2012, we incurred OTTI charges of $200 thousand (credit component) on certain non-agency MBSs that were sold as part of the transactions noted above (see Note 3 — Investment Securities to our Consolidated Financial Statements for further information).

Total non-interest expense increased by $376 thousand, or 2.62%, during the first nine months of 2013, as compared to the same period in 2012.  Salary and benefit expense increased $755 thousand from $8.2 million, during the first nine months of 2012, to $8.9 million during the first nine months of 2013.  At September 30, 2012, we had 157 full time equivalent employees as compared to 166 at September 30, 2013.  This increase in number of full time equivalent employees, normal salary adjustments as well as increased incentives and commissions account for the increase in salary and benefit expense between the two periods.  Marketing and public relations expense decreased from $367 thousand in the first nine months of 2012 to $311 thousand in the comparable period of 2013.  The timing of a media campaign in 2012 resulted in increased marketing costs as compared to the same period of 2013.  FDIC insurance assessments decreased $188 thousand in the first nine months of 2013 as compared to the same period in 2012.  The decrease results from our assessment rate changing from approximately 14 basis points on average total assets during the first half of 2012 to approximately 7.5 basis points of average total assets during the entire nine month period ended September 30, 2013.  Other real estate expenses decreased $164 thousand in the first nine months of 2013 as compared to the same period in 2012.  The decrease relates to moderating levels of accumulated delinquent taxes, insurance, legal fees and repair expenses incurred as the level of other real estate owned continues to decline.  Other professional fees decreased $235 thousand from $624 thousand during the first nine months of 2012 as compared to $389 thousand in the same period of 2013.  During the first nine months of 2012, the Bank’s primary regulator was the Office of the Comptroller of the Currency (the “OCC”).  On October 1, 2012, the Bank converted from a national bank charter to a South Carolina state bank charter (and the Bank’s name was changed from First Community Bank, N.A. to First Community Bank) and the Bank’s primary federal regulator is now the FDIC. The Bank is also regulated and examined by the South Carolina Board of Financial Institutions.  The OCC assessed a separate annual exam fee whereas the FDIC does not assess an exam fee outside of the annual FDIC insurance premiums.  This charter change reduced exam fees by approximately $118 thousand during the first nine months of 2013.  In addition professional fees in 2012, included approximately $115 thousand in consulting and non-compete expenses resulting from a previous acquisition.  This obligation, which was included in professional fees, terminated as of the beginning of the fourth quarter of 2012.  Audit and accounting expenses were also approximately $20 thousand higher in the first nine months of 2012 as compared to the same period in 2013.  The higher audit and accounting fees in 2012 as compared to 2013 primarily resulted due to cost associated with the common stock offering in the first half of 2012.  Shareholder expenses, which include costs associated with SEC filings and transfer agent fees, increased from $88 thousand in the nine months ended September 30, 2012 to $155 thousand in the same period of 2013.  This increase reflects significant increased cost and an increased number of items associated with edgarizing and XBRL annual and quarterly filings with the SEC.  “Other Miscellaneous” expense category increased by $149 thousand for the nine months ended September 30, 2013 to $574 thousand as compared to $425 thousand in the same period of 2012.  Prior to January 1, 2013, we printed and mailed our monthly account statements and notices.  Beginning in 2013, we outsourced the printing and mailing of these monthly and daily notices.  The cost for this during the first nine months was approximately $60 thousand and is included in the other miscellaneous expense category.  In 2012, these related costs were included primarily in supplies and postage.  Also included in the increase of other miscellaneous expense is approximately $58 thousand in higher costs associated data collection and processing mortgage loans originated for sale.  Other changes in non-interest expense categories reflect normal fluctuations between the two periods.

The following is a summary of the components of other non-interest expense:

	Nine months ended
	September 30,
(In thousands)	2013	2012
Data processing	$327	$383
Supplies	77	118
Telephone	242	226
Correspondent services	131	120
Subscriptions and publications	85	40
Loss on limited partnership interest	156	141
Insurance	186	161
Postage	133	129
Professional fees	389	624
Director fees	224	224
Shareholder expenses	155	88
Merger related expenses	33	—
Other Miscellaneous	574	425
	$2,712	$2,679

Income Tax Expense

Our effective tax rate was 26.8% and 30.7% in the first nine months of 2013 and 2012, respectively.  As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 26.5% to 28.0% throughout the remainder of 2013.

Comparison of Results of Operations for Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2013 and 2012, along with average balances and the related interest income and interest expense amounts.

Our net income for the third quarter of 2013 was $1.0 million, or $0.20 diluted earnings per common share, as compared to $1.2 million or $0.19 diluted earnings per common share, in the same period of 2012.  Net income available to common shareholders in the three month periods ended September 30, 2013 and 2012 was $1.0 million and $881 thousand, respectively.  During the third quarter of 2012, we redeemed all of our outstanding preferred shares.  Net interest income increased by $241 thousand for the three months ended September 30, 2013 compared to the same period in 2012.  Our taxable equivalent net interest margin in the third quarter of 2013 increased to 3.18% compared to 3.12% in the same period of 2012.  The increase in the net interest income was also positively impacted by an increase in average earning assets between the two periods.  The yield on average earning assets decreased to 3.71% in the third quarter of 2013 from 3.99% in the third quarter of 2012. The cost of interest bearing liabilities also decreased to 0.77% in the third quarter of 2013 as compared to 1.16% in the third quarter of 2012.  Average earning assets were $585.4 million during the third quarter of 2013 as compared to $563.2 million during the third quarter of 2012.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2013 was $129 thousand as compared to $115 thousand for the three months ended September 30, 2012.  The provision for loan losses for third quarters of 2013 and 2012 reflect moderating levels of classified and non-performing loans as well as continued moderate improvement in economic conditions in our markets, including stabilizing unemployment levels.

Non-interest Income and Non-interest Expense

For the three months ended September 30, 2013, we had non-interest income of $1.9 million as compared to non-interest income of $2.4 million in the same period of 2012.  Mortgage banking income decreased $623 thousand during the third quarter of 2013 as compared to the same period in 2012.  As noted previously, the increase in interest rates during the third quarter of 2013 significantly impacted the level of refinance activity as compared to the third quarter of 2012 as well as the most recent linked quarters.  We continue to focus on this source of revenue and have recently added one new mortgage loan producer.  Fees from investment advisory and sale of non-deposit products increased $96 thousand in the third quarter of 2013 as compared to the same period of 2012.  The increase is a result of increased level of assets under management.

Total non-interest expense increased $134 thousand in the third quarter of 2013, compared to the same period of 2012.  Salaries and benefits increased by $74 thousand in the third quarter of 2013 as compared to the same period in 2012.  This increase is a result of normal annual salary adjustments between the two periods.  All other variances in non-interest expenses during the three months ended September 30, 2013 as compared to the same period of 2012 reflect normal fluctuations in each of the categories.

Financial Position

Assets totaled $635.9 million at September 30, 2013, as compared to $602.9 million at December 31, 2012, an increase of $33.0 million.  Loans (excluding loans held for sale) at September 30, 2013 were $345.1 million as compared to $332.1 million at December 31, 2012.  This increase of $13.0 million in loans resulted from funding in excess of $45.5 million in new loan production in the nine months ended September 30, 2013, less scheduled and unscheduled pay downs during the period.  At September 30, 2013 and December 31, 2012, loans (excluding loans held for sale) accounted for 58.7% and 59.8% of earning assets, respectively.  The loan-to-deposit ratio at September 30, 2013 was 67.8% as compared to 69.9% at December 31, 2012. Investment securities increased to $230.7 million at September 30, 2013 from $206.0 million at December 31, 2012.  Deposits increased by $33.6 million to $508.6 million at September 30, 2013 as compared to $475.0 million at December 31, 2012.  The growth in deposits is a result of a continued focus on pure deposit (deposits less certificates of deposits) growth while closely controlling the pricing on time deposits.  One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. As a result of the growth in the third quarter of 2013, we have experienced moderate loan growth over the last four quarters.  Loan production and portfolio growth rates continue to be impacted by the current economic cycle, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

	September 30,		December 31,
	2013		2012
(In thousands)	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$19,940	5.8%	$20,924	6.3%
Real estate:
Construction	16,110	4.7%	13,052	3.9%
Mortgage — residential	37,506	10.9%	38,892	11.7%
Mortgage — commercial	237,934	68.9%	226,575	68.2%
Consumer:
Home Equity	26,011	7.5%	27,173	8.2%
Other	7,563	2.2%	5,495	1.7%
Total gross loans	345,064	100.0%	332,111	100.0%
Allowance for loan losses	(4,323)		(4,621)
Total net loans	$340,741		$327,490

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

We entered into a five year interest rate swap agreement on October 8, 2008 which expired on October 8, 2013. The swap agreement had a $10.0 million notional amount. We received a variable rate of interest on the notional amount based on a three month LIBOR rate and paid a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates.  At September 30, 2013 and December 31, 2012, the fair value of the contract was a negative $87 thousand and $338 thousand, respectively.  A fair value adjustment for the swap of ($2 thousand) and ($57 thousand) was recognized in other income for the nine month periods ended September 30, 2013 and 2012, respectively. The fair value of the contract is the present value, over the remaining term of the contract, of the difference between the swap rate to maturity at the reporting date multiplied by the notional amount and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
+200bp	+3.04%	+ 5.23%	+ 6.52%	+ 6.52%
+100bp	+1.59%	+ 2.64%	+ 3.47%	+ 3.83%
Flat	—	—	—	—
-100bp	-6.68%	- 6.44%	- 7.92%	- 9.05%
-200bp	-11.79%	- 11.19%	- 11.73%	- 13.58%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates.  The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon.  At September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be -2.5%, 0.1%, 5.5% and 7.5%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements.  Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 37.5% of total assets at September 30, 2013.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully.  These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses.  Sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase.  We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate levels and, thus, less reliable sources of funding for liquidity purposes.  At September 30, 2013, the amount of certificates of deposits of $100 thousand or more represented 13.1% of total deposits.  These deposits are issued to local customers many of whom have other product relationships with the Bank and none are brokered deposits.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2013, we had issued commitments to extend credit of $108.0 million, including $24.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months.  Shareholders’ equity was 8.3% and 9.0% of total assets at September 30, 2013 and December 31, 2012, respectively.  The Bank maintains federal funds purchased lines, in the total amount of $20.0 million, with two financial institutions, although these were not utilized in 2012 or the first nine months of 2013.  In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution.  Specific investment securities would be pledged if and when we were to utilize the line.  The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans.  We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.21%, 16.62%, and 17.74%, respectively, at September 30, 2013 as compared to 10.34%, 16.94%, and 18.19%, respectively, at December 31, 2012. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.64%, 17.29%, and 18.40%, respectively at September 30, 2013 as compared to 10.63%, 17.33% and 18.58%, respectively at December 31, 2012. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.

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

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015.  The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$342,183	$13,202	5.16%	$330,263	$13,804	5.58%
Securities:	220,712	2,876	1.74%	204,212	3,669	2.40%
Federal funds sold and securities purchased under agreements to resell	14,022	49	0.47%	17,688	61	0.46%
Total earning assets	576,917	16,127	3.74%	552,163	17,534	4.24%
Cash and due from banks	8,641			8,868
Premises and equipment	17,215			17,417
Other assets	23,716			27,032
Allowance for loan losses	(4,537)			(4,741)
Total assets	$621,952			$600,739
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$100,377	85	0.11%	$88,815	120	0.18%
Money market accounts	72,634	127	0.23%	51,932	120	0.31%
Savings deposits	45,833	38	0.11%	38,390	37	0.13%
Time deposits	174,450	1,145	0.88%	201,601	2,196	1.46%
Other borrowings	68,798	1,460	2.84%	72,710	1,772	3.26%
Total interest-bearing liabilities	462,092	2,855	0.83%	453,448	4,245	1.25%
Demand deposits	100,596			89,915
Other liabilities	5,260			5,436
Shareholders’ equity	54,004			51,940
Total liabilities and shareholders’ equity	$621,952			$600,739

Cost of funds, including demand deposits			0.68%			1.04%
Net interest spread			2.91%			2.99%
Net interest income/margin		$13,272	3.08%		$13,289	3.21%
Net interest income/margin FTE basis	$329	$13,601	3.15%	$190	$13,479	3.26%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$344,544	$4,379	5.04%	$330,106	$4,548	5.48%
Securities:	225,922	1,078	1.89%	208,769	1,079	2.06%
Federal funds sold and securities purchased	14,953	17	0.45%	24,315	23	0.38%
Total earning assets	585,419	5,474	3.71%	563,190	5,650	3.99%
Cash and due from banks	8,781			8,698
Premises and equipment	17,193			17,394
Other assets	24,186			25,483
Allowance for loan losses	(4,421)			(4,745)
Total assets	$631,158			$610,020

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$104,146	$27	0.10%	$91,778	$37	0.16%
Money market accounts	80,839	48	0.24%	53,328	36	0.27%
Savings deposits	48,490	14	0.11%	39,955	13	0.13%
Time deposits	167,516	336	0.80%	195,230	652	1.33%
Other borrowings	67,484	479	2.81%	72,460	583	3.20%
Total interest-bearing liabilities	468,475	904	0.77%	452,751	1,321	1.16%
Demand deposits	104,944			93,098
Other liabilities	5,386			5,723
Shareholders’ equity	52,353			58,448
Total liabilities and shareholders’ equity	$631,158			$610,020

Cost of funds, including demand deposits			0.63%			0.97%
Net interest spread			2.94%			2.83%
Net interest income/margin		$4,570	3.10%		$4,329	3.06%
Net interest income/margin FTE basis	$127	$4,697	3.18%	$94	$4,423	3.12%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2013 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2012.  See the “Market Risk Management” subsection in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Agreement and Plan of Merger between First Community Corporation, SRMS, Inc. and Savannah River Financial Corporation dated August 13, 2013 (incorporated by reference to the Company’s Form 8-K filed on August 14, 2013).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date:	November 8, 2013	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2013	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1

Agreement and Plan of Merger between First Community Corporation, SRMS, Inc. and Savannah River Financial Corporation dated August 13, 2013 (incorporated by reference to the Company’s Form 8-K filed on August 14, 2013).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of First Community Corporation for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.