Form 10-K
period 2013-12-31
FIRST COMMUNITY CORP /SC/
filed 2014-03-21
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44,811,719 based on the closing sale price of $9.20 on June 30, 2013, as reported on The NASDAQ Capital Market. 6,610,487 shares of the issuer’s common stock were issued and outstanding as of March 21, 2014.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2014.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	expected revenue synergies and cost savings from the acquisition of Savannah River Financial Corporation may not be fully realized;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies;
•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities; and
•	other risks and uncertainties described under “Risk Factors” below.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We undertake no obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1. Business.

General

First Community Corporation (the “Company”), a bank holding company registered under the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank (the “Bank”), which commenced operations in August 1995. The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions (the “S.C. Board”).

On February 1, 2014, we completed our acquisition of Savannah River Financial Corporation (“Savannah River”) and its wholly-owned subsidiary, Savannah River Banking Company. Under the terms of the Agreement and Plan of Merger, Savannah River shareholders received either $11.00 in cash or 1.0618 shares of the Company’s common stock, or a combination thereof, for each Savannah River share they owned immediately prior to the merger, subject to the limitation that 60% of the outstanding shares of Savannah River common stock were exchanged for cash and 40% of the outstanding shares of Savannah River common stock were exchanged for shares of the Company’s common stock. The Company issued 1,274,330 shares of common stock in the merger. This acquisition added two additional branches to our branch network, one located in Aiken, South Carolina and the other in Augusta, Georgia.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 13 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry, Aiken, and Camden, South Carolina, and Augusta, Georgia. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers.

Our stock trades on The NASDAQ Capital Market under the symbol “FCCO”.

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas.. These counties, which we refer to as the "Midlands" region of South Carolina, had an estimated aggregate population of 764,155 (July 2012 estimates based on survey changes to 2010 U.S. Census data) and total deposits of approximately $15.8 billion as of June 30, 2013 according to the most recent data published by the FDIC. Lexington County, which is home to six of our Bank's branch offices, had a population of 270,406 (according July 2012 estimates) and total deposits of $3.4 billion as of June 30, 2013. As of June 30, 2013, approximately $267 million, or 52.4%, of our total deposits were located in Lexington County. Richland County, in which we have two branches, is the largest county in South Carolina with a population of 393,830 (according July 2012 estimates) and total deposits of $11.3 billion as of June 30, 2013. Columbia, which is located within Richland County, is South Carolina's capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston. Intersected by three major interstate highways (I-20, I-77 and I-26), Columbia's strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Financial Corporation we added a branch in Aiken South Carolian and a branch in Augusta, (Richmond County) Georgia. The three county area of Aiken (South Carolina), Richmond County (Georgia) and Columbia County (Georgia). This three county area we refer to as the Central Savannah River Area market (CSRA) had an aggregate estimated population of 497,026 (July 2012 estimates based on survey changes to 2010 U.S. Census data). Aiken County, which has one Bank branch offices, had a population of 162,812 (according July 2012 estimates) and total deposits of $1.9 billion as of June 30, 2013. The Augusta Branch located in Richmond County GA has a population of 202,587 (according to July 2012 estimates) and total deposits of $3.2 billion.

We believe that we serve attractive banking markets with long-term growth potential and a well educated employment base that helps to support our diverse and relatively stable local economy. According to 2010 U.S. Census Data, Aiken, Richmond (Georgia), Lexington, Richland, Kershaw and Newberry counties had median household incomes of $44,399, $38,952, $52,205, $47,922, $44,064 and $41,815, respectively, compared to $43,939 for South Carolina and 449,604 in Georgia as a whole. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in Midlands market area, each of which employs in excess of 3,000 people, are Fort Jackson Army Post, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical center. In addition, Amazon has built a distribution center that is expected to employ approximately 2,000 in our market area. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people are, Fort Gordon Army Base, Georgia Regents University, Georgia Regents Health System, University Hospital and Savannah River Nuclear Solutions. The Company believes that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

Banking Services

We offer a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (“IRAs”). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (currently, $250,000, subject to aggregation rules).

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2013, the maximum amount we could lend to one borrower is $10.3 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulators, the FDIC and the S.C. Board.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2013, there were 25 financial institutions operating approximately 198 offices in Lexington, Richland, Kershaw and Newberry Counties. With the acquisition of Savannah River Financial Corporation we added a branch in Aiken, South Carolina and one in Augusta, Georgia. These two counties along with Columbia county which is contiguous to Richmond County make up the area we refer to as CSRA market. There are 21 financial institutions in this market operating 134 branches. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Market Share

As of June 30, 2013, the most recent date for which market data is available, total deposits in the Bank’s primary market area, Lexington, Richland, Kershaw and Newberry Counties, were over $15.8 billion. At June 30, 2013, our deposits represented 3.24% of the market. With the acquisition of Savannah River Financial Corporation we added a branch in Aiken, South Carolina and one in Augusta, Georgia (Richmond County). The CSRA market has total deposits of $7.6 billion and our branch deposits represent 1.71% of the market.

Employees

As of December 31, 2013, we had 171 full-time employees. We believe that our relations with our employees are good.

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

We own 100% of the outstanding capital stock of the Bank, and, therefore, we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated there under. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Recent Legislative and Regulatory Developments. Markets in the U.S. and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007 that has continued since then. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and has caused an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have recently been enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

•	Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.
•	Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.
•	Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws, although the authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•	Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules:

o	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and
o	requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing shareholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing recommended capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations such as the Company. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from current requirements); and
•	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and could operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations (“CDOs”) issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

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

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).

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

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (“FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “First Community Bank—Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First Community Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Dividends. Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “First Community Bank – Dividends.”

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

First Community Bank

On October 1, 2012, the Bank converted from a national bank charter to a South Carolina state bank charter and the bank name was changed from First Community Bank, NA to First Community Bank. Subsequent to the conversion to a state bank charter, the Bank’s primary federal regulator is the FDIC. In addition, the Bank is regulated and examined by the S.C. Board. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000, pursuant to the provisions of the Dodd-Frank Act. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts through December 31, 2012 through the Transaction Account Guarantee program. The Transaction Account Guarantee program expired as of January 1, 2013 and these accounts are now insured up to the maximum $250,000 noted above.

The S.C. Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

The FDIC requires that the Bank maintain specified capital ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase- money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the Company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

Prompt Corrective Action. The FDICIA established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The FDIC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC’s regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

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

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

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

As of December 31, 2013, the Bank was deemed to be “well capitalized.”

As further described under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises – Basel Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, when full phased in, Basel III will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule.

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

Regulatory Examination. The FDIC also requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

The Gramm-Leach-Bliley Act (the “GLBA”) made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

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

The deposit operations of the Bank also are subject to:

•          the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•          the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers. The Bank and its “institution-affiliated parties,” including its management, employee’s agent’s independent contractors and consultants, such as attorneys and accountants, and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ powers to issue cease-and-desist orders have been expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions found to be violating these obligations.

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

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury (the “Treasury”), is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank’s regulatory authority an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2013 equaled 1.75 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

General Business Risks

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn, both nationally and in our primary markets in South Carolina, North Carolina, and Georgia. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

•	economic conditions that negatively affect housing prices and the job market may cause the credit · quality of our loan portfolios to deteriorate;
•	market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;
•	the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

•	the value of our securities portfolio may decline; and
•	we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2013, approximately 79.56% of our loan portfolio (excluding loans held for sale) is composed of construction (5.44%), commercial mortgage (68.39%) and commercial loans (5.73%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2013, approximately 92.02% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change and may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2013, we had approximately $250.1 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 71.9 % of our total loans outstanding as of that date. Approximately 30.3%, or $75.7 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 7.9%, or $17.4 million, since December 31, 2012. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2013, commercial business loans comprised 5.73% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Changes in the financial markets could impair the value of our investment portfolio.

The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $223.5 million in 2013, as compared to $204.9 million in 2012. This represents 38.5% and 37.0% of the average earning assets for the year ended December 31, 2013 and 2012, respectively. At December 31, 2013, the portfolio was 38.9% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2013 and 2012, our securities, all of which are classified as “Available for Sale”, which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Economic challenges, especially those affecting Lexington, Richland, Newberry, and Kershaw Counties and the surrounding areas, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets of Lexington, Richland, Newberry, and Kershaw Counties and the surrounding area. The current economic downturn has negatively affected the markets in which we operate and, in turn, the size and quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in reductions in the size of our loan portfolio and the continued deterioration of the quality of our loan portfolio and could reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 80.7% of our interest income for the year ended December 31, 2013. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, there may be less demand for new loans and borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

If we fail to effectively manage credit risk and interest rate risk, our business and financial condition will suffer.

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower-yield loans. Given current rates, material reductions in rates may not be probable, but as rates rise, then the risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest-rate environments.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest- earning assets, such as loans and mortgage-backed securities (“MBSs”), and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, we believe it is more likely than not a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

Our acquisition of Savannah River may present certain risks to our business and operations.

On February 1, 2014, we completed our acquisition of Savannah River, the bank holding company for Savannah River Banking Company. The acquisition presents the following risks, among others:

•	the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;
•	that the Company’s and Savannah River’s respective businesses may not perform as expected due to transaction-related uncertainty or other factors;
•	that the parties are unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of Savannah River in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies and integrating Savannah River’s workforce while maintaining focus on providing consistent, high quality customer service;
•	reputational risks and the reaction of the companies’ customers to the transaction; and
•	the acquisition may require diversion of the attention of the Company’s management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company.

We will face risks with respect to expansion through future acquisitions or mergers.

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

We may be exposed to difficulties in combining the operations of Savannah River and the Company, which may prevent us from achieving the expected benefits from our merger activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger activities, including our acquisition of Savannah River. Inherent uncertainties exist in integrating the operations of two companies. In addition, the markets and industries in which the Company and Savannah River operate are highly competitive. We may lose customers as a result of the merger. We also may lose key personnel as a result of the merger. We may not have discovered all known and unknown factors during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of the merger, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to the Company not achieving the expected benefits from the merger within desired time frames.

New or acquired banking office facilities and other facilities may not be profitable.

We may not be able to identify profitable locations for new banking offices. The costs to start up new banking offices or to acquire existing branches, and the additional costs to operate these facilities, may increase our non-interest expense and decrease our earnings in the short term. If branches of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional banking offices and we can provide no assurance that any such banking offices will successfully attract enough deposits to offset the expenses of their operation. In addition, any new or acquired banking offices will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approval.

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

We could experience a loss due to competition with other financial institutions.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than our Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2013, approximately $7.0 million of our loans, or 10.1% of our bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 8 loans totaling approximately $1.2 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital. At December 31, 2013, $4.9 million of our commercial loans, or 7.1% of our bank’s regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, including the South Carolina Department of Revenue, which had customer records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

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

We have net operating loss (“NOL”) carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. Our use of our NOL carryforwards would be limited, however, under Section 382 of the Internal Revenue Code, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of shareholders as set forth under Section 382 of the Internal Revenue Code, including those arising from new stock issuances and other equity transactions.

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

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank (the “FHLB”), our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

The Dodd-Frank Act may have a material adverse effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);
•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient "high quality liquid assets" to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations by compelling us to reduce our holdings of illiquid assets and adversely affect our results and financial condition.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The CFBP recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule, which became effective on January 10, 2014, describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB’s “qualified mortgage” rule will impact us when it takes effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the current disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to the Company and by our need to maintain sufficient capital to support our operations. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. If our Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

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

Item 1B. Unresolved Staff Comments.

          Not applicable.

Item 2. Properties.

Lexington Property. The principal place of business of both the Company and our Bank is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. This site, which is also the Bank’s main office branch, is a 2.29 acre plot of land. The site was purchased for $576 thousand and the building costs were approximately $1.0 million. The branch operates in an 8,500 square foot facility located on this site.

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

Columbia Property. On October 1, 2013 we acquired a building located at 1213 Lady Street, Columbia, South Carolina. The facility is approximately 20,000 square feet and is currently being renovated for a branch site and additional office space. The cost of the building was $1.1 million. Renovation costs are expected to be approximately $1.8 million.

Blythewood Property. On December 30, 2013, we acquired a 1.27 acre site located on Blythewood Road, Blythewood, South Carolina. The site is to be used for building a branch office. The contract for the building construction has not yet been negotiated. The cost of the property was $775 thousand.

Aiken Property: On February 1, 2014, through our acquisition of Savannah River Banking Company we acquired a branch located at 407 Silver Bluff Road, Aiken South Carolina, The facility is approximately 3,884 square feet and is located on a 1.15 acre lot. The total cost of the facility and land was $1.4 million. The property is owned by the Bank.

Augusta Property: On February 1, 2014, through our acquisition of Savannah River Banking Company we acquired a branch located at 3638 Walton Way Extension, Augusta, Georgia. The facility is approximately 17,400 square feet and is located on a 1.84 acre lot. The total cost of the facility and land was $5.3 million. The property is owned by the Bank.

Augusta Lot: On February 1, 2014, through our acquisition of Savannah River Financial Corporation we acquired a 1.91 acre lot located 3602 Exchange Lane, Augusta, Georgia. The total value of the lot was $1.2 million. The property is owned by the Corporation and is excess land adjacent to our Augusta Branch. It is anticipated that this property will be listed for sale.

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

Item 4. Mine Safety Disclosures.

          None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of March 15, 2013, there were approximately 1,502 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of “FCCO.” The following table sets forth the high and low sales price information as reported by NASDAQ in 2013 and 2012, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2013
Quarter ended March 31, 2013	$9.25	$8.21	$0.05
Quarter ended June 30, 2013	$10.00	$8.80	$0.05
Quarter ended September 30, 2013	$11.16	$8.44	$0.06
Quarter ended December 31, 2013	$10.50	$9.95	$0.06
2012
Quarter ended March 31, 2012	$8.00	$5.98	$0.04
Quarter ended June 30, 2012	$8.80	$7.65	$0.04
Quarter ended September 30, 2012	$8.60	$7.84	$0.04
Quarter ended December 31, 2012	$8.68	$8.15	$0.04

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

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$633,309	$602,925	$593,887	$599,023	$605,827
Loans held for sale	3,790	9,658	3,725	—	—
Loans	347,597	332,111	324,311	329,954	344,187
Deposits	497,071	474,977	464,585	455,344	449,576
Total common shareholders’ equity	52,671	54,183	36,759	30,762	30,501
Total shareholders’ equity	52,671	54,183	47,896	41,797	41,440
Average shares outstanding, basic	5,285	4,144	3,287	3,262	3,252
Average shares outstanding, diluted	5,334	4,172	3,287	3,262	3,252
Results of Operations:
Interest income	$21,783	$23,002	$25,526	$27,511	$30,981
Interest expense	3,734	5,428	7,209	9,374	13,104
Net interest income	18,049	17,574	18,317	18,137	17,877
Provision for loan losses	528	496	1,420	1,878	3,103
Net interest income after provision for loan losses	17,521	17,078	16,897	16,259	14,774
Non-interest income	8,118	7,929	5,710	3,017	3,543
Securities gains	73	26	575	827	1,489
Non-interest expenses	20,422	19,445	18,401	17,684	16,580
Impairment of goodwill	—	—	—	—	27,761
Income (loss) before taxes	5,290	5,588	4,781	2,419	(24,535)
Income tax expense	1,153	1,620	1,457	565	696
Net income (loss)	4,137	3,968	3,324	1,854	(25,231)
Amortization of warrants	—	72	102	96	89
Preferred stock dividends, including discount accretion and redemption costs	—	604	568	568	567
Net income (loss) available to common shareholders	4,137	3,292	2,654	1,190	(25,887)
Per Share Data:
Basic earnings (loss) per common share	$0.78	$0.79	$0.81	$0.36	$(7.95)
Diluted earnings (loss) per common share	0.78	0.79	0.81	0.36	(7.95)
Book value at period end	9.93	10.37	11.11	9.41	9.38
Tangible book value at period end	9.83	10.23	10.83	9.14	8.92
Dividends per common share	0.22	0.16	0.16	0.16	0.24
Asset Quality Ratios:
Non-performing assets to total assets(4)	1.39%	1.45%	2.16%	2.20%	1.38%
Non-performing loans to period end loans	1.56%	1.44%	1.67%	1.90%	1.50%
Net charge-offs to average loans	0.27%	0.17%	0.50%	0.54%	0.84%
Allowance for loan losses to period-end total loans	1.21%	1.39%	1.45%	1.49%	1.41%
Allowance for loan losses to non-performing assets	48.07%	52.77%	35.83%	37.39%	58.21%
Selected Ratios:
Return on average assets:
GAAP earnings (loss)	0.66%	0.55%	0.44%	0.20%	(3.90)%
Operating earnings(3)	0.66%	0.55%	0.44%	0.20%	0.39%
Return on average common equity:
GAAP earnings (loss)	7.68%	7.40%	7.98%	3.73%	(49.66)%
Operating earnings (loss)(3)	7.68%	7.40%	7.98%	3.73%	4.98%
Return on average tangible common equity:
GAAP earnings (loss)	7.78%	7.55%	8.16%	3.87%	(89.13)%
Operating earnings (loss) (3)	7.78%	7.55%	8.16%	3.87%	8.94%
Efficiency Ratio(1)	76.69%	74.89%	75.58%	73.07%	73.47%
Noninterest income to operating revenue(2)	31.22%	31.16%	25.55%	17.48%	21.97%
Net interest margin (tax equivalent)	3.18%	3.22%	3.33%	3.26%	3.10%
Equity to assets	8.32%	8.99%	8.06%	6.97%	6.84%
Tangible common shareholders’ equity to tangible assets	8.23%	8.88%	6.04%	5.00%	4.80%
Tier 1 risk-based capital	17.60%	17.33%	15.33%	13.73%	12.41%
Total risk-based capital	18.68%	18.58%	17.25%	14.99%	13.56%
Leverage	10.77%	10.63%	9.40%	8.79%	8.41%
Average loans to average deposits (5)	69.17%	70.33%	70.59%	73.53%	76.99%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense, less goodwill impairment, by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and OTTI on securities. It is a measure of the relationship between operating expenses and earnings.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Constitutes a non-GAAP financial measure. Please see “Reconciliation of Non-GAAP Financial Measures” below.
(4)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and OREO.
(5)	Includes loans held for sale.

Reconciliations

The following is a reconciliation for the five years ended December 31, 2013, of net income (loss) as reported for generally accepted accounting principles (“GAAP”) and the non-GAAP measure referred to throughout our discussion of “operating earnings.”

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Net income (loss), as reported (GAAP)	$4,137	$3,968	$3,324	$1,854	$(25,231)
Add: Income tax expense (benefit)	1,153	1,620	1,457	565	696
	5,290	5,588	4,781	2,419	(24,535)
Non-operating items:
Goodwill impairment charge	—	—	—	—	27,761
Pre-tax operating earnings	5,290	5,588	4,781	2,419	3,226
Related income tax expense	1,153	1,620	1,457	565	696
Operating earnings, (net income, excluding non operating items)	$4,137	$3,968	$3,324	$1,854	$2,530

The following is a reconciliation for the five years ended December 31, 2013, of non-interest expense as reported for GAAP and the non-GAAP measure referred to throughout our discussion regarding non-interest expense.

(Dollars in thousands)	2013	2012	2011	2010	2009
Non-interest expense, as reported (GAAP)	$20,422	$19,445	$18,401	$17,684	$44,341
Non-operating items:
Impairment of goodwill	—	—	—	—	27,761
Operating non-interest expense	$20,422	$19,445	$18,401	$17,684	$16,580

Our management believes that the non-GAAP measures above are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner. These non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is headquartered in Lexington, South Carolina and the bank holding company for the Bank. We operate from our main office in Lexington, South Carolina, and our 13 full-service offices located in Lexington (two), Forest Acres, Irmo, Cayce-West Columbia, Gilbert, Chapin, Northeast Columbia, Prosperity, Newberry, Camden, and Aiken, South Carolina and Augusta, Georgia. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. The merger added one office in Kershaw County located in the Midlands of South Carolina. During the fourth quarter of 2004, we completed our first acquisition when we merged with DutchFork Bancshares, Inc., the holding company for Newberry Federal Savings Bank. The merger added three offices in Newberry County. In 2007, our College Street office in Newberry was consolidated with our Wilson Road Office in Newberry. On September 15, 2008, the Company completed the acquisition of two financial planning and investment advisory firms, EAH Financial Group and Pooled Resources, LLC. In addition, the Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South, effective July 31, 2011. Palmetto South, which operates as a division of the Bank, offers mortgage loan products for home purchase or refinance in the South Carolina market area. On February 1, 2014 we closed our merger with Savannah River Financial Corporation (Savannah River), the holding company for Savannah River Banking Company (See recent developments below). This acquisition added two branches to our existing branch network, one located in Aiken, SC and one located in Augusta, GA. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

The following discussion describes our results of operations for 2013, as compared to 2012 and 2011, and also analyzes our financial condition as of December 31, 2013, as compared to December 31, 2012. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2013, 2012 and 2011 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Developments

On February 1, 2014, we completed our acquisition of Savannah River and its wholly-owned subsidiary, Savannah River Banking Company. Under the terms of the Agreement and Plan of Merger, Savannah River shareholders received either $11.00 in cash or 1.0618 shares of the Company’s common stock, or a combination thereof, for each Savannah River share they owned immediately prior to the merger, subject to the limitation that 60% of the outstanding shares of Savannah River common stock were exchanged for cash and 40% of the outstanding shares of Savannah River common stock were exchanged for shares of the Company’s common stock. The Company issued 1,274,200 shares of common stock in the merger.

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

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is "more likely than not" that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary bank. At December 31, 2013, we are in a net deferred tax asset position.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value (See Note 4 to the Consolidated Financial Statements).

Results of Operations

Our net income available to common shareholders was $4.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2013, as compared to net income available to common shareholders of $3.3 million, or $0.79 diluted earnings per common share, for the year ended December 31, 2012. During 2013, we continued to reduce our overall cost of funds by reducing funding from certificates of deposits. The decline in certificate of deposit balances was more than offset by a 16.3% increase in transaction, money market and savings account balances. We were able to grow loans (excluding loans held for sale) by $15.5 million from December 31, 2012 to December 31, 2013 despite the continued slow economic environment. Average loan balances increased during 2013 to $344.1 million compared to $331.6 million in 2012.

Net interest income increased $475 thousand from $17.6 million in 2012 to $18.0 million in 2013. The increase in net interest income is primarily due to the increase in average earning assets. The net interest margin, on a tax equivalent basis, during 2013 was 3.18% as compared to 3.22% during 2012. See below under “Net Interest Income” and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect of the change in net interest margin. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.94% in 2013 as compared to 2.95% in 2012. The provision for loan losses was $528 thousand in 2013 as compared to $496 thousand in 2012. Although the provision for loan losses increased slightly in 2013 from 2012, our credit quality measures have improved overall during the last two years as evidenced by the decrease in provision for loan losses from $1.4 million in 2011. Non-interest income was $8.2 million in 2013 as compared to $8.0 million in 2012. This increase was primarily due to increased income from investment advisory fees and no OTTI recorded for 2013. This was offset by a slowdown in mortgage banking income as a result of rising mortgage loan rates, particularly in the last half of 2013. Non-interest expense increased to $20.4 million in 2013 as compared to $19.4 million in 2012. The increase includes $539 thousand in merger related expenses related to the previously discussed acquisition of Savannah River which closed on February 1, 2014. In addition, salary and employee benefit expense increased by $861 thousand in 2013 as compared to 2012. Offsetting these increases in non-interest expense was a decrease in other real estate expenses of $502 thousand in 2013 as compared to 2012.

Net interest income decreased $743 thousand in 2012 from $18.3 million in 2011. The decrease in net interest income was a result of continued historically low interest rates throughout 2011 and 2012. The modest growth in our earning asset levels between the two periods was not enough to offset the lower interest rate environment. The net interest margin, on a tax equivalent basis, during 2012 was 3.22% as compared to 3.33% during 2011. Net interest spread was 2.95% in 2012 as compared to 3.11% in 2011. The provision for loan losses was $496 thousand in 2012 as compared to $1.4 million in 2011. The reduction in the provision for loan losses reflects lower net charge-offs and the previously stated improvement in credit quality measures in 2012. Non-interest income was $8.0 million in 2012 as compared to $6.3 million in 2011. This increase was primarily due to increased mortgage origination fees as a result of the expansion of this business through the acquisition of Palmetto South in the second half of 2011. Non-interest expense increased to $19.4 million in 2012 as compared to $18.4 million in 2011. As discussed below under “Non-interest income and expense,” the increase is primarily attributable to increases in salary and benefits of $1.6 million in 2012 as compared to 2011.

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

Net interest income totaled $18.0 million in 2013, $17.6 million in 2012 and $18.3 million in 2011. The yield on earning assets was 3.75%, 4.15%, and 4.64% in 2013, 2012 and 2011, respectively. The rate paid on interest-bearing liabilities was 0.81%, 1.20%, and 1.53% in 2013, 2012, and 2011, respectively. The fully taxable equivalent net interest margin was 3.18% in 2013, 3.22% in 2012 and 3.33% in 2011. Our loan to deposit ratio on average during 2013 was 69.2%, as compared to 70.3% during 2012 and 70.6% during 2011. Loans typically provide a higher yield than other types of earning assets, and, thus, one of our goals continues to grow the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2013, the loan (including held for sale) to deposit ratio was 70.7%.

The net interest margin decreased in 2013 as compared to 2012. Since early 2008, interest rates have been at historic lows. The yield on earning assets decreased by 40 basis points and our cost of funds decreased by 39 basis points in 2013 as compared to 2012. Continued historically low interest rates have impacted our ability to reduce funding cost in relation to the decline in earning asset yields. During 2013, we continued to control the growth of our balance sheet and shift the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2013, the average balance in these accounts increased by $53.0 million as compared to 2012. During the same period, our funding from time deposits decreased by $27.0 million. Our average borrowings, which are typically a higher cost funding source, decreased $2.9 million in 2013 as compared to 2012. The change in the mix of funding sources has lessened the impact of the significant decline in our yield on earning assets. Throughout 2013, time deposits and borrowed funds represented 51.9% of our total interest bearing funding sources, and, in 2012, these balances represented 59.9% of our interest bearing funding sources.

The net interest margin decreased in 2012 as compared to 2011. The yield on earning assets decreased by 49 basis points and our cost of funds decreased by 33 basis points in 2012 as compared to 2011. This resulted in a decrease in our net interest spread of 16 basis points in 2012 as compared to 2011. During 2012, the average balance in lower cost sources of funding, as described above, increased by $26.0 million as compared to 2011. The change in the mix of funding sources lessened the impact of the significant decline in our yield on earning assets between 2012 and 2011. Our average borrowings and time deposits decreased $36.9 million in 2012 as compared to 2011. Throughout 2012, time deposits and borrowed funds represented 59.9% of our total interest bearing funding sources, and, in 2011, these balances represented 65.1% of our interest bearing funding sources.

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

	Year ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$344,110	$17,581	5.11%	$331,564	$18,361	5.54%	$329,534	$19,110	5.80%
Securities	223,540	4,136	1.85%	204,926	4,557	2.22%	205,744	6,342	3.08%
Other short-term investments(2)	13,649	66	0.48%	17,234	84	0.49%	15,178	74	0.49%
Total earning assets	581,299	21,783	3.75%	553,724	23,002	4.15%	550,456	25,526	4.64%
Cash and due from banks	8,546			8,643			7,992
Premises and equipment	17,509			17,388			17,759
Intangible assets	641			832			740
Other assets	22,290			25,556			31,791
Allowance for loan losses	(4,483)			(4,843)			(4,823)
Total assets	$625,802			$601,300			$603,915
Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	100,808	111	0.11%	$89,734	151	0.17%	$83,625	270	0.32%
Money market accounts	74,514	171	0.23%	52,575	153	0.29%	48,802	209	0.43%
Savings deposits	47,296	53	0.11%	39,020	49	0.13%	32,093	48	0.15%
Time deposits	171,436	1,458	0.85%	198,392	2,769	1.40%	219,737	4,046	1.84%
Other borrowings	69,022	1,941	2.81%	71,926	2,306	3.21%	87,460	2,636	3.01%
Total interest-bearing liabilities	463,076	3,734	0.81%	451,647	5,428	1.20%	471,717	7,209	1.53%
Demand deposits	103,467			91,737			82,572
Other liabilities	5,422			5,469			5,286
Shareholders’ equity	53,837			52,447			44,340
Total liabilities and shareholders’ equity	$625,802			$601,300			$603,915
Net interest spread			2.94%			2.95%			3.11%
Net interest income/margin		$18,049	3.10%		$17,574	3.17%		$18,317	3.33%
Net interest margin (tax equivalent)(3)			3.18%			3.22%			3.33%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.

(3)	Based on 32.5% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

	2013 versus 2012 Increase (decrease) due to			2012 versus 2011 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$677	$(1,457)	$(780)	$117	$(866)	$(749)
Investment securities	390	(811)	(421)	(25)	(1,759)	(1,784)
Other short-term investments	(17)	(1)	(18)	10	0	10
Total earning assets	1,108	(2,327)	(1,219)	151	(2,674)	(2,523)
Interest-bearing liabilities
Interest-bearing transaction accounts	17	(57)	(40)	18	(137)	(119)
Money market accounts	36	(18)	18	18	(74)	(56)
Savings deposits	10	(6)	4	9	(8)	1
Time deposits	(338)	(973)	(1,311)	(366)	(911)	(1,277)
Other short-term borrowings	(90)	(275)	(365)	(515)	186	(329)
Total interest-bearing liabilities	134	(1,828)	(1,694)	(323)	(1,457)	(1,780)
Net interest income			$475			$(743)

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

The following table illustrates our interest rate sensitivity at December 31, 2013.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$116,196	$106,629	$92,677	$26,689	$342,191
Loans Held for Sale	3,790	—	—	—	3,790
Securities(2)	76,255	38,106	23,310	90,633	228,304
Federal funds sold, securities purchased under agreements to resell and other earning assets	8,601	—	—	—	8,601
Total earning assets	204,842	144,735	115,987	117,322	582,886
Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	21,417	35,378	14,701	29,403	100,899
Money market accounts	18,331	25,664	7,333	21,997	73,325
Savings deposits	10,227	7,670	5,114	28,123	51,134
Time deposits	78,873	53,163	28,468	11	160,515
Total interest-bearing deposits	128,848	121,875	55,616	79,534	385,873
Other borrowings	43,150	2,104	32,106	63	77,423
Total interest-bearing liabilities	171,998	123,979	87,722	79,597	463,296
Period gap	$32,844	$20,756	$28,265	$37,725	$119,590
Cumulative gap	$32,844	$53,600	$81,865	$119,590	$119,590
Ratio of cumulative gap to total earning assets	5.64%	9.20%	14.05%	20.52%	20.52%

(1)	Loans classified as non-accrual as of December 31, 2013 are not included in the balances.
(2)	Securities based on amortized cost.

We entered into a five year interest rate swap agreement on October 8, 2008 that expired on October 8, 2013. The swap agreement had a $10.0 million notional amount. We received a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. Our exposure to credit risk was limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss was limited to the changes in the market value of the swap between reporting periods. At December 31, 2012, the fair value of the contract was a negative $338 thousand. The fair value adjustment during each reporting period is recognized in other income. For the years ended December 31, 2013, 2012 and 2011, the adjustment reflected in earnings amounted to ($2) thousand, $(58) thousand and $(166) thousand, respectively. The fair value of the contract was the present value, over the remaining term of the contract, of the difference between the estimated swap rate and the fixed rate of 3.66%.

Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2013 and 2012 over the subsequent 12 months. At December 31, 2013, we are slightly asset sensitive. As a result, our modeling reflects improvement in our net interest income in a rising rate environment. In a declining rate environment, the model reflects a significant decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2013	2012
+200bp	2.54%	6.52%
+100bp	1.22%	3.83%
Flat	—	—
-100bp	-6.23%	-9.05%
-200bp	-11.05%	-13.58%

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2013 and 2012, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (3.31)% and 7.53%, respectively. During 2013 and 2012, the decline in the PVE resulting from rising rates primarily a result of the increase in rates in the five to ten year part of the curve in 2013. This resulted in slowing down the level of prepayments on our mortgage backed securities portfolio and therefore, extending the expected life of this portfolio.

Provision and Allowance for Loan Losses

At December 31, 2013, the allowance for loan losses amounted to $4.2 million, or 1.21% of loans (excludes loans held for sale), as compared $4.6 million, or 1.39% of loans, at December 31, 2012. Our provision for loan loss was $528 thousand for the year ended December 31, 2013, as compared to $496 thousand and $1.4 million for the years ended December 31, 2012 and 2011, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5 – Loans). The annualized weighted average loss ratios over the last 24 months for loans classified substandard, special mention and pass have been approximately 3.08%, 1.20% and 0.08%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the economic downturn beginning in 2008 and continuing through 2013, real estate values have been dramatically impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, continue to experience higher delinquencies and problem loans from pre 2008 historical levels. Non-performing assets were $12.8 million (2.16% of total assets) at December 31, 2011, $8.8 million (1.45% of total assets) at December 31, 2012, and $8.8 million (1.39% of total assets) at December 31, 2013. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. The unallocated portion as a percentage of the loan portfolio has grown recently, primarily as a result of higher historical loss periods dropping out of our overall analysis accompanied by a relatively flat loan portfolio. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term, however, this percentage may continue to increase slightly.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2013 and 2012, approximately 92.0% of the loan portfolio had real estate collateral (see Note 15 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. During this economic cycle many borrowers’ traditional income sources have been impacted negatively and real estate values have dropped significantly. We continue to work closely with all our borrowers that are experiencing economic problems as a result of this cycle and believe we have the processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At December 31, 2013, 2012, and 2011, we had non-accrual loans in the amount of $5.4 million, $4.7 million and $5.4 million, respectively. Nonaccrual loans at December 31, 2013 consisted of 44 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 3 inputs. The aggregate amount of impaired loans was $6.0 million and $6.2 million for the years ending December 31, 2013 and 2012, respectively. The non-accrual loans range in size from $1 thousand to $1.3 million. The largest relationship is in the amount of $1.3 million with a mortgage on an owner occupied commercial business located in the midlands of South Carolina.

In addition to the non-accrual loans that are considered to be impaired, we have 4 totaling $576 thousand that are classified as troubled debt restructurings but are accruing loans as of December 31, 2013. The largest relationship consists of 1 loan totaling $265.6 thousand. There were $1.6 million, $2.6 million, and $3.2 million in loans delinquent 30 to 89 days at December 31, 2013, 2012 and 2011, respectively. There were $2 thousand, $55 thousand and $25 thousand in loans greater than 90 days delinquent and still accruing interest at December 31, 2013, 2012 and 2011, respectively.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified four relationships in the amount of $5.0 million, which are current as to principal and interest at December 31, 2013 and not included in non-performing assets, that could be potential problem loans. The largest of these loans is secured by commercial and residential real estate and the current debt service is being funded primarily by the borrower’s personal cash flow. The other three loan relationships range in size from $550 thousand to $772 thousand. They have been identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2013	2012	2011	2010	2009
Average loans and loans held for sale outstanding	$344,110	$331,564	$329,534	$337,143	$337,743
Loans and loans held for sale outstanding at period end	$351,387	$341,769	$328,036	$329,954	$344,187
Total nonaccrual loans	$5,406	$4,715	$5,403	$5,890	$4,136
Loans past due 90 days and still accruing	$2	$55	$25	$373	$1,022
Beginning balance of allowance	$4,621	$4,699	$4,911	$4,854	$4,581
Loans charged-off:
Construction and development loans	—	—	—	—	1,402
1-4 family residential mortgage	47	112	186	1,273	450
Non-farm non-residential mortgage	897	200	777	223	117
Multifamily residential	—	93	84	—	—
Home equity	67	—	285	187	107
Commercial	—	258	265	125	700
Installment & credit card	37	44	62	91	174
Overdrafts	42	35	37	50	34
Total loans charged-off	1,090	742	1,696	1,949	2,984
Recoveries:
1-4 family residential mortgage	72	86	5	43	9
Non-farm non-residential mortgage	—	—	—	2	8
Home equity	—	3	5	9	4
Commercial	47	42	31	32	73
Installment & credit card	28	25	10	19	54
Overdrafts	13	12	13	23	6
Total recoveries	160	168	64	128	154
Net loans charged off	930	574	1,632	1,821	2,830
Provision for loan losses	528	496	1,420	1,878	3,103
Balance at period end	$4,219	$4,621	$4,699	$4,911	$4,854
Net charge -offs to average loans and loans held for sale	0.27%	0.17%	0.50%	0.54%	0.84%
Allowance as percent of total loans	1.21%	1.39%	1.45%	1.49%	1.41%
Non-performing loans as % of total loans	1.56%	1.44%	1.67%	1.90%	1.50%
Allowance as % of non-performing loans	78.01%	96.88%	86.60%	78.41%	94.11%

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2013		2012		2011		2010		2009
Dollars in thousands	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$233	5.7%	$338	6.3%	$331	6.4%	$681	6.2%	$634	6.6%
Real Estate Construction	26	5.5%	—	3.9%	—	3.6%	905	3.2%	1,331	5.8%
Real Estate Mortgage:
Commercial	1,117	68.4%	1,322	68.2%	1,475	67.9%	1,404	66.2%	1,522	62.2%
Residential	291	10.8%	235	11.7%	514	11.8%	465	14.1%	243	14.8%
Consumer	192	9.6%	417	9.9%	578	10.3%	414	10.3%	133	10.6%
Unallocated	2,360	N/A	2,309	N/A	1,801	N/A	1,042	N/A	991	N/A
Total	$4,219	100.0%	$4,621	100.0%	$4,699	100.0%	$4,911	100.0%	$4,854	100.0%

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

Noninterest Income and Expense

Noninterest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate fixed rate residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. These loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for the Company. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income increased to $8.2 million in 2013 from $8.0 million in 2012. Deposit service charges decreased by $55 thousand in 2013 as compared to 2012, primarily as a result of the impact of changes to Regulation E that became effective July 1, 2010.  It is expected that this regulatory change, along with other changes related to overdraft protection programs including mandated limitations on the number of items an institution can charge within established time frames, as well as the order in which items presented for payment must be processed on accounts, could reduce deposit service charge fees in the future. Mortgage origination fees decreased by $475 thousand to $3.8 million in 2013 from $4.2 million in 2012. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. We believe, on an industry wide basis, the refinance activity will continue to decrease in volume. The outcome of this change may result in less overall volume with a higher component of purchase transactions. Monthly new purchase money mortgage production increased slightly during the third and fourth quarters of 2013 as compared to the monthly production in the first six months of 2013 but not to a level that offset the decline in refinance activity. The decline in mortgage banking income was offset by an increase in investment advisory fees and non-deposit commissions. For 2013, these fees amounted to $972 thousand as compared to $651 thousand in 2012. Assets under management at December 31, 2013 were approximately $145.0 million as compared to approximately $120 million at December 31, 2012. We did not recognize any OTTI in 2013 as compared to $200 thousand recognized in 2012. As described below, we began selling certain private label mortgage-backed securities (“PLMBS”) rated below investment grade in 2011 and into 2012. During the last six months of 2013, we sold the remaining four PLMBS in our portfolio. Due to a significant recovery in the value of one of these securities, the net loss on the sale of the four below investment grade securities was $433 thousand. The net gain on sale of securities for 2013 amounted to $73 thousand. As of December 31, 2013, there are no securities rated below investment grade in our investment portfolio. During 2013, we prepaid $2.0 million in Federal home Loan Bank advances and incurred a prepayment penalty of $142 thousand. This compares to prepayment penalties of $217 thousand in 2012.

Non-interest income increased from $6.3 million in 2011 to $8.0 million in 2012. Deposit service charges decreased by $248 thousand in 2012 as compared to 2011, primarily as a result of changes to Regulation E that became effective July 1, 2010 requiring that customers affirmatively opt in to our overdraft protection program.  To the extent customers who had previously utilized this product did not opt in, these changes resulted in reduced fees from ATM and point of sale transactions.  Mortgage origination fees increased by $2.2 million to $4.2 million in 2012 from $2.0 million in 2011. As previously noted, the addition of Palmetto South as of July 31, 2011 was a significant contributor to the increased mortgage fees in the third and fourth quarters of 2011 and throughout the entire year of 2012. Historically low interest rates continued to impact the level of refinancing activity during 2012. Investment advisory fees and non-deposit commissions decreased to $651 thousand in 2012 as compared to $767 thousand in 2011.

During the years ended December 31, 2012 and 2011, we sold certain non-agency mortgage-backed securities (“MBSs”) that were rated below investment grade. In 2012, we sold eight below investment grade non-agency MBSs and one investment grade corporate security with a total book value of approximately $11.7 million. The loss on the sales amounted to approximately $2.1 million and was offset by gains of the approximate same amount from the sale of certain agency MBSs and municipal securities. The sales in 2011 also related primarily to the sale of certain non-agency MBSs that had been downgraded to below investment grade. The sales of below investment grade and the other investment securities resulted in net gains of $26 thousand and $575 thousand in 2012 and 2011, respectively. The proceeds were reinvested in our investment portfolio, primarily in securities with a risk rating of 20% or less. During the year ended December 31, 2012, we incurred OTTI charges of $200 thousand (credit component) on certain non-agency MBSs that were sold as part of the transactions noted above. This compares to OTTI charges in 2011 of $297 thousand (see Note 4 — Investment Securities to our Consolidated Financial Statements for further information). During the year ended December 31, 2012 and 2011, we prepaid FHLB advances in the amount of $6.0 million and $10.7 million, respectively. We incurred losses in the amount of $217 thousand and $188 thousand during 2012 and 2011, respectively, as a result of the prepayment of these advances.

During 2012, we recorded a negative fair value adjustment on an interest rate swap with a notional amount of $10.0 million in the amount of $58 thousand as compared to a negative $166 thousand in 2011. The interest rate swap was entered into in 2008 to protect assets and liabilities from the negative impact in a rising interest rate environment (See “Market Risk and Interest Rate Sensitivity” discussion). This swap expired on October 8, 2013.

Noninterest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Noninterest expense increased from $19.4 million in 2012 to $20.4 million in 2013.   Salary and benefit expense increased $861 thousand from $11.2 million in the 2012 to $12.0 million in 2013.  At December 31, 2012, we had 158 full time equivalent employees as compared to 171 full time employees at December 31, 2013. The increase in 13 employees includes existing positions that were vacant at December 31, 2012. These additions plus normal salary adjustments substantially account for the increase in salary and benefit expense in 2013 as compared to 2012. FDIC insurance assessments decreased $180 thousand in 2013 as compared 2012.  The termination of the Formal Agreement between the Bank and the OCC in May of 2012 resulted in lower FDIC premium assessments beginning June 2012.  Other real estate expenses decreased by $502 thousand in 2013, as compared to 2012. These lower expenses are reflective of the lower level of real estate acquired in satisfaction of debts (OREO) on our balance sheet as compared to the levels in 2010 through 2012. During the fourth quarter of 2013, we incurred merger-related expenses of $539 thousand related to the acquisition of Savannah River which was consummated on February 1, 2014. Additional merger-related expenses will be realized in the first quarter of 2014. There were no merger expenses in 2012. Shareholder expenses increased $37 thousand from $135 thousand in 2012 to $172 thousand in 2013. This increase is primarily a result of cost associated with the required full implementation of the SEC’s eXtensible Business Reporting Language (otherwise known as “XBRL”) filing requirement in 2013. Expenses “Other” increased by $305 thousand from $557 thousand in 2012 to $862 million in 2013. Beginning in 2013, we outsourced to a third party the printing and mailing of these monthly and daily statements. This outsourcing arrangement allows us to reduce and over time control the associated printing and mailing cost due to the volume discount that the third party is able to obtain. The cost for this during the 2013 was approximately $77 thousand and is included in the other miscellaneous expense category. In 2012, these related costs were included primarily in supplies and postage. Also included in the increase of other miscellaneous expense is approximately $83 thousand in higher cost associated with loan closing and data collection.

Noninterest expense increased from $18.4 million in 2011 to $19.4 million in 2012.   Salary and benefit expense increased $1.7 million from $9.5 million in the 2011 to $11.2 million in 2012.  At December 31, 2011, we had 157 full time equivalent employees as compared to 158 full time employees at December 31, 2012. As a result of the Palmetto South acquisition in the third quarter of 2011, we added approximately 10 full time equivalent employees. The compensation paid to most of these employees is variable based on mortgage origination fees generated. Having the Palmetto South employees for the entire year of 2012, normal salary adjustments and increased health insurance cost account for the majority of the increase in salary and benefit cost in 2012 as compared to 2011. FDIC insurance assessments decreased $292 thousand in 2012 as compared 2011.   During the second quarter of 2011, the FDIC changed the assessment from a deposit base to an asset based calculation. The impact to community banks in our asset range was to generally lower the amount of our assessment. This change in assessment, in addition to the lifting of the previously mentioned formal agreement in May of 2012, resulted in the lower FDIC premiums in 2012.  Other real estate expenses increased by $170 thousand in 2012, as compared to 2011. This increase results from a write-down on real estate previously acquired for a potential future branch site to its estimated fair value. The write down on this property was $170 thousand.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2013	2012	2011
Salary and employee benefits	$12,013	$11,152	$9,520
Occupancy	1,384	1,358	1,289
Equipment	1,206	1,168	1,147
Marketing and public relations	541	478	452
ATM/debit card processing	451	479	472
Supplies	115	138	178
Telephone	321	297	307
Courier	68	72	66
Correspondent services	176	168	193
FDIC/FICO premium	417	597	889
Insurance	258	209	213
Other real estate expenses	508	1,010	840
Professional fees	549	745	1,040
Loss on limited partnership interest	211	194	119
Postage	174	172	174
Director fees	297	312	319
Amortization of intangibles	160	204	517
Shareholder expense	172	135	135
Merger expense	539	—	—
Other	862	557	531
	$20,422	$19,445	$18,401

Income Tax Expense

Income tax expense for 2013 was $1.2 million as compared to income tax expense for the year ended December 31, 2012 of $1.6 million and $1.5 million for the year ended December 31, 2011 (see note -14 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. At December 31, 2012, there was a deferred tax valuation allowance of $132 thousand primarily related to a capital loss carryforward that was thought likely to expire prior to being realized. During 2013, we were able to realize a capital gain that allowed us to reverse the previously established valuation reserve. As of December 31, 2013, we have a tax net loss carryforward of approximately $979 thousand. The carryforward expires in 2031. See Note 14, Income Taxes, to the financial statements for a reconciliation of the tax expense. It is anticipated that our effective tax rate for 2014 will be between 30% and 32%.

Financial Position

Assets totaled $633.3 million at December 31, 2013 as compared to $602.9 million at December 31, 2012, an increase of $30.4 million. Over the last three years, we have successfully controlled balance sheet growth by paying down FHLB advances as they mature or prepaying the advances when the pricing and our liquidity were favorable. In addition, we have controlled our pricing on time deposits as we have experienced continued growth in pure deposits (deposits excluding time deposits). Loans at December 31, 2012 were $332.1 million as compared to $347.6 million (excluding loans held for sale) at December 31, 2013.  We funded in excess of $59.7 million of loan production in 2013.  At December 31, 2012, loans (excluding loans held for sale) accounted for 59.9% of earning assets, as compared to 59.5% at December 31, 2013.  The loan-to-deposit ratio at December 31, 2012 was 69.9% as compared to 70.0% at December 31, 2013.  Loans originated and held for sale are generally held for less than thirty days and have locked in purchase commitments by investors prior to closing. At December 31, 2013, loans held for sale amounted to $3.8 million as compared to $9.7 at December 31, 2012. Investment securities were $206.0 million at December 31, 2012 as compared to $227.0 million at December 31, 2013.  Short-term federal funds sold and interest-bearing bank balances were $7.2 million at December 31, 2012 compared to $5.9 million at December 31, 2013.  During 2013, we sold the remaining four non-agency MBSs that had previously been downgraded by the rating agencies to below investment grade. At December 31, 2013, we have no securities rated below investment grade on our balance sheet (see Note 4, Investment Securities, for further information). Deposits increased by $22.1 million to $497.1 million at December 31, 2013 as compared to $475.0 million at December 31, 2012.  At December 31, 2013 and 2012, we had no brokered certificates of deposits. As previously discussed, in 2013, we continued to focus on growing our “pure” deposit while controlling our pricing on time deposits. This strategy has allowed us to improve our funding mix and our overall cost of funds. As a result non-interest bearing, NOW, money market and savings deposits grew by $47.1 million in 2013 while time deposits declined by $25.0 million. Federal Home Loan Bank advances increased by $7.0 million, from $36.3 million at December 31, 2012, to $43.3 million at December 31, 2013. This increase results from our obtaining $9.0 million in overnight advances during December 2013. It is anticipated that these advances will be paid down in the first quarter of 2014.

Shareholders’ equity totaled $54.2 million at December 31, 2012, as compared to $52.7 million at December 31, 2013. The decline in shareholder’s equity is a result of the change in “Accumulated Other Comprehensive Income (Loss) (AOCI).” This change is due to rising interest rates during 2013 and the resulting unrealized loss on our investment portfolio that is recorded in AOCI. AOCI was $2.4 million at December 31, 2012 as compared to $(2.5) million at December 31, 2013. The impact of this change was somewhat offset by retained earnings less dividends paid to shareholders in 2013. On July 27, 2012, the Company closed a public offering of common stock. The offering resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million. Net proceeds were approximately $13.8 million after deducting underwriting, discount, commissions and other estimated expenses. The proceeds were used to repurchase the 11,350 outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) originally issued to the Treasury in 2008 pursuant to the TARP Capital Purchase Program. In addition, on October 25, 2012, the Treasury accepted our bid to repurchase the warrant to purchase 195,915 shares of the Company’s common stock (the “CPP Warrant”) issued to the Treasury pursuant to the TARP Capital Purchase Program. The repurchase price was $297,500. The repurchase of the CPP Warrant was closed on November 1, 2012. The net proceeds were also used to redeem the $2.5 million of outstanding subordinated debt at par on November 15, 2012, which was originally issued in November 2011. Net income available to common shareholders less dividend payments to common shareholders resulted in retained deficit decreasing to $14.9 million as of December 31, 2012. Due to the low interest rate environment and the continued reduction in below investment grade securities, accumulated other comprehensive income increased from $1.3 million at December 31, 2011 to $2.4 million at December 31, 2012.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2013, loans accounted for 59.2% of average earning assets. The loan portfolio (including held-for-sale) averaged $331.6 million in 2012 as compared to $344.1 million in 2013. Quality loan portfolio growth continued to be a strategic focus in 2013 and thereafter. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2013, we funded new loans (excluding loans originated for sale) of approximately $59.7 million as compared to $49.7 million in 2012. Loan production and portfolio growth rates continue to be impacted by the current slow economic cycle, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions, as well as deterioration of asset quality within our Company, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Commercial, financial & agricultural	$19,925	$20,924	$20,608	$20,555	$22,758
Real estate:
Construction	18,933	13,052	11,767	10,540	19,972
Mortgage—residential	37,579	38,892	38,337	46,684	50,985
Mortgage—commercial	237,701	226,575	220,288	218,298	214,178
Consumer:
Home equity	25,659	27,173	27,976	27,747	28,824
Other	7,800	5,495	5,335	6,130	7,470
Total gross loans	347,597	332,111	324,311	329,954	344,187
Allowance for loan losses	(4,219)	(4,621)	(4,699)	(4,911)	(4,854)
Total net loans	$343,378	$327,490	$319,612	$325,043	$339,333

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2013 and 2012 were commercial mortgage loans in the amount of $237.7 million and $226.6 million, representing 68.4% and 68.1% of the portfolio, respectively. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2013.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(in thousands)	December 31, 2013
	One Year or Less	Over one Year Through Five Years	Over Five years	Total
Commercial, financial and agricultural	$6,192	$12,967	$766	$19,925
R/E-Construction	11,468	6,346	1,119	18,933
All other loan	58,561	197,329	52,849	308,739
	$76,221	$216,642	$54,734	$347,597

	Loans maturing after one year with:
		Variable Rate		$40,269
		Fixed Rate		231,107
				$271,376

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $223.5 million in 2013, as compared to $204.9 million in 2012. This represents 38.5% and 37.0% of the average earning assets for the year ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, our investment securities portfolio amounted to $227.0 million and $206.0 million, respectively.

Beginning in 2008 and continuing into 2013, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the mortgage lending market. As of December 31, 2013, we own total MBSs and collateralized mortgage obligations (“CMOs”) with an amortized cost of $120.9 million and an approximate fair value of $119.7 million. These included securities with an amortized cost of $119.9 million and approximate fair value of $118.7 million issued by government sponsored enterprises (“GSEs”). The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than our amortized cost. Also included in our MBS and CMO portfolio are nine PLMBSs with an amortized cost of $1.0 million and approximate fair value of $949 thousand at December 31, 2013. All of the PLMBSs held at December 31, 2013 are rated investment grade.

We held no other debt securities rated below investment grade at December 31, 2013. At December 31, 2013, the estimated weighted average life of the investment portfolio was approximately 7.2 years, duration of approximately 4.1 years, and a weighted average tax equivalent yield of approximately 2.63%.

We held no other debt securities rated below investment grade at December 31, 2012. At December 31, 2012, the estimated weighted average life of the investment portfolio was approximately 6.1 years, duration of approximately 3.5 years, and a weighted average tax equivalent yield of approximately 2.0%.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2013	2012	2011
Securities available-for-sale at fair value:
U.S. Government sponsored enterprises	$3,246	$1,534	$34
Small Business Administration pools	56,120	54,993	36,479
Mortgage-backed securities	119,676	112,144	141,631
State and local government	42,998	32,373	20,488
Preferred stock	417	447	21
Corporate bonds	1,021	1,010	1,415
Other	877	944	964
Total	$224,355	$203,445	$201,032

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $2.7 million and $2.5 million, at December 31, 2013 and 2012, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2013:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Government sponsored enterprises	$—	0.0%	$15	4.97%	$3,373	2.62%	$—	—
Small Business Administration pools	—	—	16,996	1.54%	22,800	2.39%	16,798	1.74%
Mortgage-backed securities	3,602	1.71%	72,641	2.07%	28,785	2.44%	15,898	3.08%
State and local government	—	0.00%	410	5.76%	4,368	2.77%	40,270	4.41%
Corporate	1,000	4.00%	—	0.00%	—	—	—	—
Other	1,288	4.00%	60	1.25%	—	0.00%	—	0.00%

Total investment securities available-for-sale	$5,890	2.60%	$90,122	1.99%	$59,326	2.31%	$72,966	3.51%

(1)	Yield calculated on tax equivalent basis

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $13.6 million in 2013, as compared to $17.2 million in 2012. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2013, short-term investments including funds on deposit at the Federal Reserve totaled $5.9 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $497.5 million during 2013, compared to $471.5 million during 2012. Average interest-bearing deposits were $394.1 million during 2013, as compared to $379.7 million during 2012.

The following table sets forth the deposits by category:

	December 31,
	2013		2012		2011
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$111,198	22.4%	$97,526	20.5%	$83,572	18.0%
NOW accounts	100,899	20.3%	96,971	20.4%	88,330	19.0%
Money market accounts	73,325	14.7%	53,903	11.4%	48,153	10.4%
Savings accounts	51,134	10.3%	41,100	8.7%	34,048	7.3%
Time deposits less than $100,000	96,096	19.3%	111,316	23.4%	128,616	27.7%
Time deposits more than $100,000	64,419	13.0%	74,161	15.6%	81,866	17.6%
	$497,071	100.0%	$474,977	100.0%	$464,585	100.0%

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $432.7 million and $400.8 million at December 31, 2013 and 2012, respectively.

A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2013
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$5,033	$10,869	$11,297	$37,220	$64,419

There were no other time deposits of $100,000 or more at December 31, 2013.

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.5 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $17.9 million, $15.4 million and $15.9 million during 2013, 2012 and 2011, respectively. The maximum month-end balances during 2013, 2012 and 2011 were $18.9 million, $17.3 million and $18.1 million, respectively. The average rates paid during these periods were 0.21%, 0.23% and 0.25%, respectively. The balances of securities sold under agreements to repurchase were $18.6 million and $15.9 million at December 31, 2013 and 2012, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2013 and 2012, the average outstanding advances amounted to $35.6 million and $38.8 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2013 and 2012:

	December 31,
(In thousands)	2013		2012
Maturing	Amount	Rate	Amount	Rate
2014	$9,000	.35%	—	—
2015	2,000	4.22%	4,000	4.22%
2017	20,000	3.98%	—	—
2018	12,000	4.45%	—	—
After five years	325	1.00%	32,344	4.13%
	$43,325	3.35%	$36,344	4.14%

In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The debt may be redeemed in full anytime with notice and matures on September 16, 2034

Capital Adequacy and Dividends

Total shareholders’ equity as of December 31, 2013 was $52.7 million as compared to $54.2 million as of December 31, 2012. As previously noted, in 2012, we closed on a public offering of common stock which resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million. Net proceeds were approximately $13.8 million after deducting underwriting, discount, commissions and other estimated expenses. The proceeds were used to repurchase all 11,350 outstanding shares of our Series T Preferred Stock and repurchase the CPP Warrant which were issued in November 2008. Proceeds were also used to redeem the $2.5 million of outstanding subordinated debt at par on November 15, 2012, which was originally issued in November 2011. In 2013, the retention of earnings available to common shareholders less dividend payments on our common stock, less the decrease in AOCI, accounted for the $1.5 million decrease in shareholders’ equity. AOCI decreased $4.9 million from a positive $2.4 million at December 31, 2012 to $(2.5) million at December 31, 2013. The change is related to the change in the fair value of our securities portfolio as a result of rising interest rates. In 2013, we paid a dividend of $0.05 per share for the first two quarters and $0.06 per share in the third and fourth quarters. During each quarter of 2012, we paid a dividend on our common stock of $0.04 per share.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2013.

	2013	2012	2011
Return on average assets	0.66%	0.55%	0.44%
Return on average common equity	7.68%	7.40%	7.98%
Equity to assets ratio(1)	8.32%	8.99%	8.06%
Dividend Payout Ratio	27.67%	15.25%	15.79%

(1)	For year 2011 includes Series T perpetual preferred stock issued November 21, 2008

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

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

The Company and the Bank exceeded their regulatory capital ratios at December 31, 2013 and 2012, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2013
Risk Based Capital
Tier 1	$15,592	4.00%	$65,656	16.8%	$50,064	12.8%
Total Capital	31,185	8.00%	69,875	17.9%	38,690	9.9%
Tier 1 Leverage	25,501	4.00%	65,656	10.3%	40,155	6.3%
December 31, 2012
Risk Based Capital
Tier 1	$14,605	4.00%	$61,588	16.9%	$46,983	12.9%
Total Capital	29,209	8.00%	66,158	18.1%	36,949	10.1%
Tier 1 Leverage	23,824	4.00%	61,588	10.3%	37,764	6.3%
The Company:
December 31, 2013
Risk Based Capital
Tier 1	$15,629	4.00%	$68,755	17.6%	$53,126	13.6%
Total Capital	31,257	8.00%	72,974	18.7%	41,717	10.7%
Tier 1 Leverage	25,535	4.00%	68,755	10.8%	43,220	6.8%
December 31, 2012
Risk Based Capital
Tier 1	$14,628	4.00%	$63,381	17.3%	$48,753	13.3%
Total Capital	29,258	8.00%	67,963	18.7%	38,705	10.7%
Tier 1 Leverage	23,806	4.00%	63,381	10.6%	39,575	6.6%

Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

With the successful completion of the common stock offering in 1995, the secondary offerings completed in 1998 and 2012, the trust preferred offering completed in September 2004, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006, we have maintained a high level of liquidity and adequate capital along with retained earnings, less the 2009 and 2008 net loss, sufficient to fund the operations of the Bank for at least the next 12 months. We anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. The loss related to goodwill impairment in 2009 was a noncash charge and had no impact on regulatory capital or tangible equity. Total shareholders’ equity was 8.32% of total assets at December 31, 2013 and 8.99% at December 31, 2012. Funds sold and short-term interest bearing deposits are our primary source of immediate liquidity and averaged $13.6 million and $17.2 million during the year ended December 31, 2013 and 2012, respectively. The Bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2013. The FHLB has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

We believe our liquidity remains adequate to meet operating and loan funding requirements and that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long-term and short-term liquidity needs successfully.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. Please refer to Note 16 of the Company’s financial statements for a discussion of our off-balance sheet arrangements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 1992.

Based on that assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Michael C. Crapps Chief Executive Officer and President	/s/ Joseph G. Sawyer Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

First Community Corporation

Lexington, South Carolina

We have audited the accompanying consolidated balance sheets of First Community Corporation and Subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and Subsidiary, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 21, 2014

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2013	2012
ASSETS
Cash and due from banks	$8,239	$11,517
Interest-bearing bank balances	5,668	6,779
Federal funds sold and securities purchased under agreements to resell	259	412
Investment securities - available for sale	224,355	203,445
Other investments, at cost	2,674	2,527
Loans held for sale	3,790	9,658
Loans	347,597	332,111
Less, allowance for loan losses	4,219	4,621
Net loans	343,378	327,490
Property, furniture and equipment - net	19,444	17,258
Bank owned life insurance	11,072	10,868
Other real estate owned	3,370	3,987
Intangible assets	—	160
Goodwill	571	571
Other assets	10,489	8,253
Total assets	$633,309	$602,925
LIABILITIES
Deposits:
Non-interest bearing demand	$111,198	$97,526
NOW and money market accounts	174,224	150,874
Savings	51,134	41,100
Time deposits less than $100,000	96,096	111,182
Time deposits $100,000 and over	64,419	74,295
Total deposits	497,071	474,977
Securities sold under agreements to repurchase	18,634	15,900
Federal Home Loan Bank Advances	43,325	36,344
Junior subordinated debt	15,464	15,464
Other liabilities	6,144	6,057
Total liabilities	580,638	548,742
Commitments and Contingencies (Note 15)
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 5,302,674 at December 31, 2013 and 5,227,300 at December 31, 2012	5,303	5,227
Common stock warrants issued	48	50
Nonvested restricted stock	(444)	(152)
Additional paid in capital	62,214	61,615
Accumulated deficit	(11,923)	(14,915)
Accumulated other comprehensive income (loss)	(2,527)	2,358
Total shareholders' equity	52,671	54,183
Total liabilities and shareholders' equity	$633,309	$602,925

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2013	2012	2011

Interest income:
Loans, including fees	$17,581	$18,361	$19,110
Investment securities - taxable	3,046	3,832	6,291
Investment securities - non taxable	1,090	725	51
Other short term investments	66	84	74
Total interest income	21,783	23,002	25,526
Interest expense:
Deposits	1,793	3,122	4,573
Securities sold under agreement to repurchase	37	35	40
Other borrowed money	1,904	2,271	2,596
Total interest expense	3,734	5,428	7,209
Net interest income	18,049	17,574	18,317
Provision for loan losses	528	496	1,420
Net interest income after provision for loan losses	17,521	17,078	16,897
Non-interest income:
Deposit service charges	1,507	1,562	1,810
Mortgage banking income	3,767	4,242	1,973
Investment advisory fees and non-deposit commissions	972	651	767
Gain on sale of securities	73	26	575
Loss on sale of other assets	(1)	(89)	(155)
Other-than-temporary-impairment write-down on securities	—	(200)	(297)
Fair value loss adjustments on interest rate swap	(2)	(58)	(166)
Loss on early extinguishment of debt	(142)	(217)	(188)
Other	2,017	2,038	1,966
Total non-interest income	8,191	7,955	6,285
Non-interest expense:
Salaries and employee benefits	12,013	11,152	9,520
Occupancy	1,384	1,358	1,289
Equipment	1,206	1,168	1,147
Marketing and public relations	541	478	452
FDIC Insurance assessments	417	597	889
Other real estate expense	508	1,010	840
Amortization of intangibles	160	204	517
Merger expenses	539	—	—
Other	3,654	3,478	3,747
Total non-interest expense	20,422	19,445	18,401
Net income before tax	5,290	5,588	4,781
Income tax expense	1,153	1,620	1,457
Net income	$4,137	$3,968	$3,324
Preferred stock dividends	—	557	670
Preferred stock redemption costs	—	119	—
Net income available to common shareholders	$4,137	$3,292	$2,654
Basic earnings per common share	$0.78	$0.79	$0.81
Diluted earnings per common share	$0.78	$0.79	$0.81

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income (loss)

(Dollars in thousands)	Year ended December 31,
	2013	2012	2011

Net income	$4,137	$3,968	$3,324

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of $2,557, $471 and $1,964, respectively	(4,837)	914	3,751

Less: Reclassification adjustment for gain included in net income, net of tax of $25, $9, and $201, respectively	(48)	(17)	(374)

Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $0, $68 and $104, respectively	—	132	193
Other comprehensive income (loss)	(4,885)	1,029	3,570
Comprehensive income (loss)	$(748)	$4,997	$6,894

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

		Common Stock						Accumulated
		Number		Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (loss)	Total
Balance, December 31, 2010	$11,035	$3,270	$3,270	$509	$48,956	$—	$(19,732)	$(2,241)	$41,797
Net income							3,324		3,324
Other comprehensive income net of tax of $2,061								3,570	3,570
Issuance of stock warrants				51					51
Issuance of restricted stock		23	23		133	(65)			91
Amortization of compensation on restricted stock						65			65
Dividends: Common ($0.16 per share)							(525)		(525)
Preferred stock	102						(670)		(568)
Dividend reinvestment plan		15	15		76				91
Balance, December 31, 2011	11,137	3,308	3,308	560	49,165	—	(17,603)	1,329	47,896
Net income							3,968		3,968
Other comprehensive income net of tax of $561								1,029	1,029
Repurchase of stock warrants				(510)	212				(298)
Issuance of restricted stock		33	33		239	(272)			—
Amortization of compensation on restricted stock						120			120
Issuance of common stock net of expenses of $1,200		1,875	1,875		11,917				13,792
Dividends: Common ($0.16 per share)							(605)		(605)
Preferred stock							(475)		(475)
Redemption of preferred stock	(11,285)								(11,285)
Accretion and redemption costs	148						(200)		(52)
Dividend reinvestment plan		11	11		82				93
Balance, December 31, 2012	$—	5,227	$5 ,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income							4,137		4,137
Other comprehensive loss net of tax of $2,532								(4,885)	(4,885)
Exercise of stock warrants		3	3	(2)	—				1
Issuance of restricted stock		60	60		493	(553)			—
Amortization of compensation on restricted stock						261			261
Dividends: Common ($0.22 per share)							(1,145)		(1,145)
Dividend reinvestment plan		13	13		106				119
Balance, December 31, 2013	$—	5,303	$5 ,303	$48	$62,214	$(444)	$(11,923)	($2,527)	$52,671

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$4,137	$3,968	$3,324
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	859	862	841
Premium amortization	4,050	3,112	1,968
Provision for loan losses	528	496	1,420
Writedowns of other real estate owned	87	317	261
Loss on sale of other real estate owned	6	89	155
Originations of HFS loans	(123,404)	(134,275)	(60,488)
Sales of HFS loans	129,272	128,342	56,763
Amortization of intangibles	160	204	517
Gain on sale of securities	(73)	(26)	(575)
Other-than-temporary-impairment charges on securities	—	200	297
Net decrease in fair value option instruments and derivatives	2	58	166
Writedown of land	110	170	—
Loss on early extinguishment of debt	142	217	188
Decrease in other assets	301	2,260	1,214
Increase in accounts payable	87	38	496
Net cash provided in operating activities	16,264	6,032	6,547
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	12,884	55,791	54,714
Purchase of investment securities available-for-sale	(94,907)	(103,245)	(103,040)
Maturity/call of investment securities available-for-sale	49,526	43,144	40,441
Proceeds from sale of other investments	257	3,221	1,289
(Increase) decrease in loans	(17,585)	(11,312)	241
Proceeds from sale of other real estate owned	1,684	5,728	3,020
Proceeds from sale of land	—	—	10
Purchase of property and equipment	(3,306)	(806)	(308)
Net cash used in investing activities	(51,447)	(7,479)	(3,633)
Cash flows from financing activities:
Increase in deposit accounts	22,094	10,392	9,242
Advances from the Federal Home Loan Bank	25,500	1,500	7,500
Repayment of advances from the Federal Home Loan Bank	(18,660)	(9,235)	(31,921)
Increase in securities sold under agreements to repurchase	2,734	2,284	929
Decrease in other borrowings	—	—	(120)
Proceeds from issuance of subordinated note payable	—	—	2,500
Repayment of subordinated note payable	—	(2,500)	—
Proceeds from sale Common Stock	—	13,792	—
Redemption of Preferred Stock	—	(11,073)	—
Repurchase of stock warrants	—	(510)	—
Dividend reinvestment plan	119	93	182
Dividends paid: Common Stock	(1,145)	(605)	(525)
Preferred Stock	—	(475)	(670)
Net cash provided (used) in financing activities	30,642	3,663	(12,883)
Net increase (decrease) in cash and cash equivalents	(4,541)	2,216	(9,969)
Cash and cash equivalents at beginning of year	18,708	16,492	26,461
Cash and cash equivalents at end of year	$14,167	$18,708	$16,492
Supplemental disclosure:
Cash paid during the period for: Interest	$4,069	$6,023	$7,706
Taxes	$210,000	$—	$—
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$(4,885)	$1,029	$3,570
Transfer of loans to foreclosed property	$1,160	$2,770	$3,889

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Notes to Consolidated Financial Statements

Note 1—ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Community Corporation (the “Company”) and its wholly owned subsidiary, First Community Bank (the “Bank”). The Company owns all of the common stock of FCC Capital Trust I. All material intercompany transactions are eliminated in consolidation. The Company was organized on November 2, 1994, as a South Carolina corporation, and was formed to become a bank holding company. The Bank opened for business on August 17, 1995. FCC Capital Trust I is an unconsolidated special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company usually delivers to, and receives funding from, the investor within 30 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company reports comprehensive income in accordance with ASC 220, “Comprehensive Income.” ASC 220 requires that all items that are required to be reported under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the Company’s consolidated statements of comprehensive income.

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expenses totaled $513.4 thousand, $444.5 thousand, and $436.2 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In 2006, the FASB issued guidance related to Accounting for Uncertainty in Income Taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC topic 740-10, “Income Taxes”. It also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.

Stock Based Compensation Cost

The Company accounts for stock based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2013, 2012 or 2011.

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and warrants and are computed using the treasury stock method.

Segment Information

ASC Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company operates as one business segment.

Recently Issued Accounting Standards

In December 2011, the Property, Plant and Equipment topic of the ASC was amended to provide guidance on derecognizing in substance real estate when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Typically a company will continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments were effective for reporting periods beginning after June 15, 2012 and did not have a material effect on the Company’s financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In July 2013, the FASB issued guidance that permits the Fed Funds Effective Swap Rate (“Overnight Index Swap Rate” or “OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance will be effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended the Investments—Equity Method and Joint Ventures topic of the Codification to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014-public companies. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan and investment portfolios that results from borrowers’ or issuer’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans and investments and the valuation of real estate held by the Company.

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

Reclassifications

Certain captions and amounts in the 2012 and 2011 consolidated financial statements were reclassified to conform to the 2013 presentation.

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

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Government sponsored enterprises	$3,388	$1	$143	$3,246
Mortgage-backed securities	120,925	757	2,006	119,676
Small Business Administration pools	56,595	376	851	56,120
State and local government	45,048	96	2,146	42,998
Corporate and other securities	2,348	21	54	2,315
	$228,304	$1,251	$5,200	$224,355
December 31, 2012:
Government sponsored enterprises	$1,522	$12	$—	$1,534
Mortgage-backed securities	110,425	2,343	624	112,144
Small Business Administration pools	54,148	1,008	163	54,993
State and local government	31,483	936	46	32,373
Corporate and other securities	2,349	53	1	2,401
	$199,927	$4,352	$834	$203,445

At December 31, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $817.8 thousand, foreign debt of $59.7 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2012, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $884.5 thousand, foreign debt of $59.7 thousand, Federal Home Loan Mortgage Corporation preferred stock of $30.0 thousand and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.7 million and $2.5 million at December 31, 2013 and December 31, 2012, respectively.

For the year ended December 31, 2013, proceeds from the sale of securities available-for-sale amounted to $12.9 million, gross realized gains amounted to $583 thousand and gross realized losses amounted to $510 thousand. For the year ended December 31, 2012, proceeds from the sale of securities available-for-sale amounted to $55.8 million, gross realized gains amounted to $2.2 million and gross realized losses amounted to $2.1 million. For the year ended December 31, 2011, proceeds from the sale of securities available-for-sale amounted to $56.0 million, gross realized gains amounted to $2.6 million and gross realized losses amounted to $2.0 million. The tax provision applicable to the net realized gain was approximately $25.0 thousand, $9.0 thousand, and $201.0 thousand for 2013, 2012 and 2011, respectively.

Note 4—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2013, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,890	$5,853
Due after one year through five years	90,122	89,882
Due after five years through ten years	59,326	57,785
Due after ten years	72,965	70,835
	$228,303	$224,355

Securities with an amortized cost of $66.3 million and fair value of $66.0 million at December 31, 2013 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $29.0 million and fair value of $30.3 million at December 31, 2012 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2013 and 2012.

	Less than 12 months		12 months or more		Total
December 31, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$3,230	$143	$—	$—	$3,230	$143
Government Sponsored Enterprise mortgage-backed securities	74,251	1,814	6,354	184	80,605	1,998
Small Business Administration pools	19,150	628	9,294	223	28,444	851
Non-agency mortgage-backed securities	716	8	—	—	716	8
State and local government	33,257	1,856	3,337	290	36,594	2,146
Corporate bonds and other	872	53	50	1	922	54
Total	$131,476	$4,502	$19,035	$698	$150,511	$5,200

	Less than 12 months		12 months or more		Total
December 31, 2012 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$22,662	$233	$4,583	$13	$27,245	$246
Small Business Administration pools	11,013	158	2,447	5	13,460	163
Non-agency mortgage-backed securities	—	—	2,363	378	2,363	378
State and local government	2,599	46	—	—	2,599	46
Corporate bonds and other	—	—	50	1	50	1
Total	$36,274	$437	$9,443	$397	$45,717	$834

Note 4—INVESTMENT SECURITIES (Continued)

Government Sponsored Enterprise, Mortgage-Backed Securities: At December 31, 2013, the Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), with an amortized cost of $120.9 million and approximate fair value of $119.7 million issued by government sponsored enterprises (“GSEs”). As of December 31, 2013 and December 31, 2012, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2013.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2013 with an amortized cost of $954.2 thousand and approximate fair value of $949.0 thousand. The Company held PLMBSs, including CMOs, at December 31, 2012 with an amortized cost of $3.1 million and approximate fair value of $2.7 million. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the year ended December 31, 2013, no OTTI charges were recorded in earnings for the PLMBS portfolio. During the year ended December 31, 2012, the Company identified two PLMBs with a fair value of $2.5 million that it considered other-than-temporarily-impaired. As prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, the Company recognized an impairment charge in earnings of $199.8 thousand (credit component) during year ended December 31, 2012. The $199.8 thousand represents the estimated credit losses on these securities for the year ended December 31, 2012. One of the securities identified as other-than-temporarily-impaired during the year ended December 31, 2012 was subsequently sold after the impairment was recognized.

As prescribed by FASB ASC 320-10-35 for the year ended December 31, 2012, the Company recognized the credit component of OTTI on debt securities in earnings and the non-credit component in other comprehensive income (OCI) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery.

Corporate Bonds: Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. As of December 31, 2013 and December 31, 2012, the Company owns one corporate bond which is rated above investment grade. The Company does not consider this investment to be OTTI.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2013.

Note 4—INVESTMENT SECURITIES (Continued)

There were no OTTI losses recorded on available-for-sale securities for the year ended December 31, 2013. During the year ended December 31, 2012, the Company recorded OTTI losses on available-for-sale securities as follows:

Year ended December 31, 2012
(Dollars in thousands)	Available- for-sale securities
Total OTTI charge realized and unrealized	$415
OTTI recognized in other comprehensive income (non-credit component)	215
Net impairment losses recognized in earnings (credit component)	$200

Note 4—INVESTMENT SECURITIES (Continued)

During 2012 and 2011 OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings. The remainder was reported in other comprehensive income. The following is a roll forward analysis of amounts relating to credit losses on debt securities recognized in earnings during the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011.

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

(Dollars in thousands)	2013	2012	2011
	Available for	Available for	Available for
	Sale	Sale	Sale

Balance at beginning of period	$271	$930	$2,143

Other-than-temporary-impairment not previously recognized	—	173	50

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	27	247
Realized losses during the period	(63)	(180)	(1,510)
Other-than-temporary impairment previously recognized in securities sold	(208)	(679)	—
Balance related to credit losses on debt securities at end of period	$—	$271	$930

As of December 31, 2013 there are no non-agency mortgage backed securities rated below investment grade.

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2013	2012
Commercial, financial and agricultural	$19,925	$20,924
Real estate:
Construction	18,933	13,052
Mortgage-residential	37,579	38,892
Mortgage-commercial	237,701	226,575
Consumer:
Home equity	25,659	27,173
Other	7,800	5,495
Total	$347,597	$332,111

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at the beginning of year	$4,621	$4,699	$4,911
Provision for loan losses	528	496	1,420
Charged off loans	(1,090)	(742)	(1,696)
Recoveries	160	168	64
Balance at end of year	$4,219	$4,621	$4,699

Note 5—LOANS (Continued)

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	—	—	(47)	(897)	(67)	(79)	—	(1,090)
Recoveries	47	—	72	—	—	41	—	160
Provisions	(152)	26	31	692	(221)	101	51	528
Ending balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	233	26	287	1,117	112	80	2,360	4,215

Loans receivable:
Ending balance-total	$19,925	$18,933	$37,579	$237,701	$25,659	$7,800	$—	$347,597

Ending balances:
Individually evaluated for impairment	76	—	951	4,834	109	12	—	5,982

Collectively evaluated for impairment	19,849	18,933	36,628	232,867	25,550	7,788	—	341,615

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	(258)	—	(112)	(293)	—	(79)	—	(742)
Recoveries	42	—	86	—	3	37	—	168
Provisions	223	—	(253)	140	(124)	2	508	496
Ending balance	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	338	—	235	1,322	400	17	2,309	4,621

Loans receivable:
Ending balance-total	$20,924	$13,052	$38,892	$226,575	$27,173	$5,495	$—	$332,111

Ending balances:
Individually evaluated for impairment	37	—	357	5,772	—	10	—	6,176

Collectively evaluated for impairment	20,887	13,052	38,535	220,803	27,173	5,485	—	325,935

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance	$681	$905	$465	$1,404	$325	$88	$1,043	$4,911
Charge-offs	(265)	—	(186)	(861)	(285)	(99)	—	(1,696)
Recoveries	31	—	5	—	5	23	—	64
Provisions	(116)	(905)	230	932	476	45	758	1,420
Ending balance	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699

Ending balances:
Individually evaluated for impairment	$1	$—	$—	$1	$—	$—	$—	$2

Collectively evaluated for impairment	330	—	514	1,474	521	57	1,801	4,697

Loans receivable:
Ending balance-total	$20,608	$11,767	$38,337	$220,288	$27,976	$5,335	$—	$324,311

Ending balances:
Individually evaluated for impairment	45	—	622	8,667	—	19	—	9,353

Collectively evaluated for impairment	$20,563	$11,767	$37,715	$211,621	$27,976	$5,316	$—	$314,958

Note 5—LOANS (Continued)

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $10.2 million and $10.9 million at December 31, 2013 and 2012, respectively. Repayments on these loans during the year ended December 31, 2013 were $2.5 million, and loans made amounted to $1.8 million. Repayments on these loans during the year ended December 31, 2012 were $855 thousand, and loans made amounted to $230 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

The following table presents at December 31, 2013, 2012 and 2011, loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2013	2012	2011
Total loans considered impaired at year end	$5,982	$6,176	$9,353
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$55	$—	$148
Related allowance	$4	$—	$2
Loans considered impaired and previously written down to fair value	$5,927	$6,176	$9,205
Average impaired loans	$7,637	$6,704	$9,926
Amount of interest earned during period of impairment	$170	$179	$397

The following tables are by loan category and present at December 31, 2013, December 31, 2012 and December 31, 2011 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$76	$76	$—	$146	$8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	896	998	—	1,096	121
Mortgage-commercial	4,834	5,447	—	6,204	27
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	56	9
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	76	76	—	146	8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	951	1,053	4	1,152	121
Mortgage-commercial	4,834	5,447	—	6,204	36
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1
	$5,982	$6,698	$4	$7,637	$170

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2012		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$37	$50	$—	$53	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	37	50	—	53	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—
	$6,176	$6,603	$—	$6,704	$179

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2011		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$12	$19	$—	$21	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,552	8,975	—	9,066	382
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1

With an allowance recorded:
Commercial	33	33	1	36	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	115	115	1	117	8
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	45	52	1	57	2
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	622	650	—	656	4
Mortgage-commercial	8,667	9,090	1	9,183	390
Consumer:
Home Equity	—	—	—	—	—
Other	19	19	—	30	1
	$9,353	$9,811	$2	$9,926	$397

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2013 and December 31, 2012, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2013		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,627	$218	$80	$—	$19,925
Real estate:
Construction	15,341	3,592	—	—	18,933
Mortgage – residential	36,614	229	736	—	37,579
Mortgage – commercial	223,110	5,813	8,778	—	237,701
Consumer:
Home Equity	23,800	855	1,004	—	25,659
Other	7,788	—	12	—	7,800
Total	$326,280	$10,707	$10,610	$—	$347,597

(Dollars in thousands)
December 31, 2012		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$20,826	$27	$71	$—	$20,924
Real estate:
Construction	8,595	2,047	2,410	—	13,052
Mortgage – residential	36,493	1,677	722	—	38,892
Mortgage – commercial	208,825	3,803	13,947	—	226,575
Consumer:
Home Equity	26,604	124	445	—	27,173
Other	5,475	3	17	—	5,495
Total	$306,818	$7,681	$17,612	$—	$332,111

Note 5—LOANS (continued)

At December 31, 2013 and 2012, non-accrual loans totaled $5.4 million and $4.7 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $704 thousand and $352 thousand in 2013 and 2012, respectively. Interest recorded on non-accrual loans in 2013 and 2012 amounted to $124 thousand and $112 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2013 and 2012 amounted to $576 thousand and $1.5 million, respectively. Interest earned during 2013 and 2012 on these loans amounted to $46 thousand and $123 thousand, respectively.

Loans greater than 90 days delinquent and still accruing interest at December 31, 2013 and 2012 amounted to $2 thousand and $55 thousand, respectively.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2013 and December 31, 2012:

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$8	$2	$76	$86	$19,839	$19,925
Real estate:
Construction	—	—	—	—	—	18,933	18,933
Mortgage-residential	331	277	—	895	1,503	36,076	37,579
Mortgage-commercial	54	908	—	4,314	5,276	232,425	237,701
Consumer:
Home equity	40	—	—	109	149	25,510	25,659
Other	8	—	—	12	20	7,780	7,800
Total	$433	$1,193	$2	$5,406	$7,034	$340,563	$347,597

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$17	$107	$—	$85	$209	$20,715	$20,924
Real estate:
Construction	—	—	—	—	—	13,052	13,052
Mortgage-residential	311	378	—	357	1,046	37,846	38,892
Mortgage-commercial	627	898	55	4,263	5,843	220,732	226,575
Consumer:
Home equity	211	—	—	—	211	26,962	27,173
Other	32	7	—	10	49	5,446	5,495
Total	$1,198	$1,390	$55	$4,715	$7,358	$324,753	$332,111

As a result of adopting the amendments in ASU 2011-02 (Receivables-Topic 310), the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

Note 5—LOANS (continued)

The following tables, by loan category, present loans determined to be TDRs during the twelve month periods ended December 31, 2013, December 31, 2012 and December 31, 2011.

Troubled Debt Restructurings	For the twelve months ended December 31, 2013
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	2	$285	$285
Total nonaccrual	2	$285	$285

Total TDRs	2	$285	$285

Troubled Debt Restructurings	For the twelve months ended December 31, 2012
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$40	$40
Total nonaccrual	1	$40	$40

Accrual
Mortgage-Commercial	2	$596	$596
Total Accrual	2	$596	$596

Total TDRs	3	$636	$636

Troubled Debt Restructurings	For the twelve months ended December 31, 2011
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	5	$741	$741

Commercial & Industrial	2	43	43
Total nonaccrual	7	$784	$784

Accrual
Mortgage-Commercial	1	$3,138	$3,138
Total Accrual	1	$3,138	$3,138

Total TDRs	8	$3,922	$3,922

During the twelve month period ended December 31, 2013, the Company determined two loans to be TDRs. One of the loans renewed and the payment was modified to interest only. The business no longer exists and the main source of repayment will be the sale of the property previously occupied by the business. The other loan was modified to extend the terms outside the Company’s guidelines. During the twelve month ended December 31, 2012, the Company modified three loans that were considered to be TDRs. The payment and interest rate were lowered for two of these loans and the payment was modified to interest only for one loan. During the twelve months ended December 31, 2011, the Bank modified eight loans that were considered to be TDRs. The payment and interest rate were lowered for six of these loans, the payment was lowered for one loan and for one loan the business and guarantor were released.

Note 5—LOANS (continued)

The following table, by loan category, presents loans determined to be TDRs in the twelve months ended December 31, 2013 that had payment defaults during twelve month period ended December 31, 2013. There were no loans determined to be TDRs in the twelve months ended December 31, 2012 that subsequently defaulted during the twelve month period ended December 31, 2012. Defaulted loans are those loans that are greater than 89 days past due.

	For the twelve months ended December 31, 2013
Troubled Debt Restructurings that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	1	$94
Total TDRs	1	$94

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

Note 6– FAIR VALUE MEASUREMENT

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

Investment Securities—Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued both by government sponsored enterprises and private label mortgage-backed securities. Generally these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset–backed securities that are less liquid or for which there is an inactive market.

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

Note 6– FAIR VALUE MEASUREMENT (continued)

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$14,166	$14,166	$14,166	$—	$—
Available-for-sale securities	224,355	224,355	818	223,120	417
Other investments, at cost	2,674	2,674	—	—	2,674
Loans held for sale	3,790	3,790	—	3,790	—
Net loans receivable	343,378	345,262	—	339,284	5,978
Accrued interest	2,267	2,267	2,267	—	—
Financial liabilities:
Non-interest bearing demand	$111,198	$111,198	$—	$111,198	$—
NOW and money market accounts	174,224	174,224	—	174,224	—
Savings	51,134	51,134	—	51,134	—
Time deposits	160,515	161,623	—	161,623	—
Total deposits	497,071	498,179	—	498,179	—
Federal Home Loan Bank Advances	43,325	47,011	—	47,011	—
Short term borrowings	18,634	18,634	—	18,634	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	694	694	694	—	—

Note 6– FAIR VALUE MEASUREMENT (continued)

	December 31, 2012
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$18,708	$18,708	$18,708	$—	$—
Available-for-sale securities	203,445	203,445	914	202,114	417
Other investments, at cost	2,527	2,527	—	—	2,527
Loans held for sale	9,658	9,658	—	9,658	—
Net loans receivable	327,490	328,893	—	322,717	6,176
Accrued interest	2,098	2,098	2,098	—	—
Interest rate swap	(338)	(338)	—	—	(338)
Financial liabilities:
Non-interest bearing demand	$97,526	$97,526	$—	$97,526	$—
NOW and money market accounts	150,874	150,874	—	150,874	—
Savings	41,100	41,100	—	41,100	—
Time deposits	185,477	187,313	—	187,313	—
Total deposits	474,977	476,813	—	476,813	—
Federal Home Loan Bank Advances	36,344	41,977	—	41,977	—
Short term borrowings	15,900	15,900	—	15,900	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	1,029	1,029	1,029	—	—

Note 6– FAIR VALUE MEASUREMENT (continued)

The following table reflects the changes in fair values of the interest rate swap for the years ended December 31, 2013, 2012 and 2011 and where these changes are included in the income statement:

	2013	2012	2011
(Dollars in thousands)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)
Interest rate swap	(2)	(58)	(166)
Total	$(2)	$(58)	$(166)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2013 and December 31, 2012 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2013 or December 31, 2012 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,246	$—	$3,246	$—
Mortgage-backed securities	119,676	—	119,676	—
Small Business Administration securities	56,120	—	56,120	—
State and local government	42,998	—	42,998	—
Corporate and other securities	2,315	818	1,080	417
Total	224,355	818	223,120	417

(Dollars in thousands)

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$1,534	$—	$1,534	$—
Mortgage-backed securities	112,144	—	112,144	—
Small Business Administration securities	54,993	—	54,993	—
State and local government	32,373	—	32,373	—
Corporate and other securities	2,401	914	1,070	417
	203,445	914	202,114	417

Interest rate cap/swap	(338)	—	—	(338)
Total	$203,107	$914	$202,114	$79

Note 6– FAIR VALUE MEASUREMENT (continued)

The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2013 and 2012 measured on a recurring basis:

	2013
(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2012	$(338)	$417
Total gains or losses (realized/unrealized) Included in earnings	(2)	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	340	—
Transfers in and/or out of Level 3	—
Ending Balance December 31, 2013	$—	$417

	2012
(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2011	$(602)	$—
Total gains or losses (realized/unrealized) Included in earnings	(58)	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	322	417
Transfers in and/or out of Level 3	—
Ending Balance December 31, 2012	$(338)	$417

Note 6– FAIR VALUE MEASUREMENT (continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2013 and December 31, 2012 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2013 and 2012.

(Dollars in thousands)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$76	$—	$—	$76
Real estate:
Mortgage-residential	947	—	—	947
Mortgage-commercial	4,834	—	—	4,834
Consumer:
Home equity	109	—	—	109
Other	12	—	—	12
Total impaired	5,978	—	—	5,978
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	168	—	—	168
Mortgage-commercial	2,901	—	—	2,901
Total other real estate owned	3,370	—	—	3,370
Total	$9,348	$—	$—	$9,348

(Dollars in thousands)
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$37	$—	$—	$37
Real estate:
Mortgage-residential	357	—	—	357
Mortgage-commercial	5,772	—	—	5,772
Consumer:
Home equity	—	—	—	—
Other	10	—	—	10
Total impaired	6,176	—	—	6,176
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	488	—	—	488
Mortgage-commercial	3,198	—	—	3,198
Total other real estate owned	3,987	—	—	3,987
Total	$10,163	$—	$—	$10,163

Note 6– FAIR VALUE MEASUREMENT (continued)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $6.0 million and $6.2 million for the year ended December 31, 2013 and year ended December 31, 2012, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,370	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,978	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6– FAIR VALUE MEASUREMENT (continued)

(Dollars in thousands)	Fair Value as of December 31, 2012	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Interest Rate Swap	($338)	Discounted cash flows	Weighted Average Credit Factor	3.20%
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,987	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,176	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2013	2012
Land	$5,259	$5,297
Premises	14,744	13,990
Equipment	7,488	6,926
Fixed assets in progress	2,029	261
	29,520	26,474
Accumulated depreciation	10,076	9,216
	$19,444	$17,258

Provision for depreciation included in operating expenses for the years ended December 31, 2013, 2012 and 2011 amounted to $859 thousand, $862 thousand, and $841 thousand, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2013	2012
Core deposit premiums, gross carrying amount	$3,438	$3,438
Other intangibles	646	646
	4,084	4,084
Accumulated amortization	(4,084)	(3,924)
Net	$—	$160

Amortization of the intangibles amounted to $160 thousand, $204 thousand and $517 thousand the years ended December 31, 2013, 2012 and 2011, respectively.

The acquisition of two financial advisory firms in 2008 resulted in recognition of $646 thousand in an intangible asset related to the customer list. The intangible asset was amortized on a straight line basis over five years.

As a result of the acquisition of Palmetto South mortgage on July 31, 2011, we have recorded goodwill in the amount of $571 thousand. Beginning in 2012 and each year, thereafter, this goodwill will be tested for impairment.

Bank-owned life insurance provides benefits to various existing officers. The carrying value of all existing policies at December 31, 2013 and 2012 was $11.1 million and $10.9 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2013 and 2012.

	December 31,
(In thousands)	2013	2012
Balance—beginning of year	$3,987	$7,351
Additions—foreclosures	1,160	2,770
Writedowns	87	317
Sales	1,690	5,817
Balance, end of year	$3,370	$3,987

Note 10—DEPOSITS

At December 31, 2013, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2014	$78,873
2015	32,072
2016	21,090
2017	13,483
2018	14,985
Thereafter	12
$160,515

Interest paid on certificates of deposits of $100 thousand or more totaled $647 thousand, $1.2 million, and $1.7 million in 2013, 2012, and 2011, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2013 and 2012 amounted to approximately $5.8 million and $4.8 million, respectively.

The amount of overdrafts classified as loans at December 31, 2013 and 2012 were $125 thousand and $142 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2013 and 2012 was 0.20% and 0.21%, respectively. The maximum month-end balance during 2013 and 2012 was $18.9 million and $17.3 million, respectively. The average outstanding balance during the years ended December 31, 2013 and 2012 amounted to $17.9 million and $15.5 million, respectively, with an average rate paid of 0.22% and 0.23%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

At December 31, 2013 and 2012, the Company had unused short-term lines of credit totaling $20.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2013 and 2012, consisted of the following:

	December 31,
(In thousands)	2013		2012
Maturing	Amount	Rate	Amount	Rate
2014	$9,000	.35%	$—	—
2015	2,000	4.22%	4,000	4.22%
2017	20,000	3.98%	—	—
2018	12,000	4.45%	—	—
After five years	325	1.00%	32,344	4.13%
	$43,325	3.35%	$36,344	4.14%

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $46.9 million at December 31, 2013. In addition, securities with a fair value of approximately $8.8 million have been pledged as collateral for advances as of December 31, 2013. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $43.8 million at December 31, 2012. In addition, securities with a fair value of approximately $3.8 million have been pledged as collateral for advances as of December 31, 2012. Advances are subject to prepayment penalties. The average advances during 2013 and 2012 were $35.6 million and $38.8 million, respectively. The average interest rate for 2013 and 2012 was 4.10% and 4.15%, respectively. The maximum outstanding amount at any month end was $43.3 million and $42.9 million for 2013 and 2012.

During the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the Company prepaid advances in the amount of $2.0 million, $9.1 million and $14.0 million, respectively, and realized losses on the early extinguishment of $142 thousand, $217 thousand and $188 thousand, respectively.

Note 13—JUNIOR SUBORDINATED DEBT

On September 16, 2004, FCC Capital Trust I (“Trust I”), a wholly owned unconsolidated subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points. The distributions are cumulative and payable in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I security were eligible to be redeemed in whole but not in part, at any time prior to September 16, 2009 following an occurrence of a tax event, a capital treatment event or an investment company event. Currently, these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The Company has no current intention to exercise its right to defer payments of interest on the Trust I securities.

On December 16, 2011, the Company sold 2,500 Units (the “Units”), with each Unit consisting of an 8.75% Subordinated Note, due in 2019, $1,000 principal amount (collectively, the “Notes”), and a warrant to purchase 43 shares of common stock of the Company at an exercise price equal to $5.90 per share (collectively, the “Warrants”), to certain accredited investors, including directors and executive officers of the Company, for an aggregate purchase price of $2.5 million. Interest on the Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2012, at a rate of 8.75% per annum.  Proceeds were retained by the Company and available to pay dividends on the Company’s common and preferred stock, interest on the Notes and dividends on the Company’s trust preferred securities, and for general corporate and banking purposes. On November 15, 2012, the Company redeemed the $2.5 million of Notes at par plus accrued but unpaid interest to the redemption date. At December 31, 2013, there are Warrants outstanding to purchase 101,480 shares. All are currently exercisable and will automatically expire on December 16, 2019.  The number of shares of common stock of the Company for which, and the price per share at which, a Warrant is exercisable are subject to adjustment upon the occurrence of certain events, including, without limitation, a stock split, stock dividend or a merger, as provided in the Warrant.

Note 14—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	Year ended December 31
(Dollars in thousands)	2013	2012	2011
Current
Federal	$—	$—	$—
State	61	284	142
	61	284	142
Deferred
Federal	1,092	1,336	1,315
State	—	—	—
	1,092	1,336	1,315
Income tax expense (benefit)	$1,153	$1,620	$1,457

Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2013	2012	2011
Expected federal income tax expense	$1,799	$1,900	$1,625
State income tax net of federal benefit	124	187	112
Tax exempt interest	(324)	(182)	(29)
Increase in cash surrender value life insurance	(121)	(130)	(59)
Valuation allowance released	(132)	—	35
Merger expenses	113	—	—
Low income housing tax credits	(186)	(186)	(186)
Other	(120)	31	(41)
	$1,153	$1,620	$1,457

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2013	2012
Assets:
Allowance for loan losses	$1,434	$1,609
Excess tax basis of deductible intangible assets	328	121
Net operating loss carry forward	333	1,699
Unrealized loss on available-for-sale securities	1,421	—
Compensation expense deferred for tax purposes	858	767
Fair value adjustment on interest rate swap agreement	—	115
Deferred loss on other-than-temporary-impairment charges	65	257
Interest on nonaccrual loans	251	99
Tax credit carry-forwards	1,016	829
	—	—
Other	303	401
Total deferred tax asset	6,009	5,897
Valuation reserve	—	132
Total deferred tax asset net of valuation reserve	6,009	5,765
Liabilities:
Tax depreciation in excess of book depreciation	103	118
Excess tax basis of non-deductible intangible assets	—	11
Excess financial reporting basis of assets acquired	897	956
Unrealized gain on available-for-sale securities	—	1,266
Other	—	—
Total deferred tax liabilities	1,000	2,351
Net deferred tax asset recognized	$5,009	$3,414

Note 14—INCOME TAXES (continued)

At December 31, 2012 there was a $132 thousand valuation allowance that related to deferred tax benefits for capital loss carry forwards. In 2013, the Company realized a capital gain that allowed for the reversal of the previously established valuation allowance. At December 31, 2013, the Company has net operating loss carry forward for federal income tax purposes of approximately $979 thousand available to offset future taxable income through 2031. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $2.7 million has been recorded directly to shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $1.1 million.

Tax returns for 2010 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2013, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2013 and 2012, the Bank had commitments to extend credit including lines of credit of $45.5 million and $53.3 million respectively.

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

The primary market area served by the Bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $15.4 million. Based on this criteria, the Bank had four such concentrations at December 31, 2013, including $77.6 million (22.3% of total loans) to private households, $47.8 million (13.7% of total loans) to lessors of residential properties, $71.2 million (20.5% of total loans) to lessors of non-residential properties and $31.2 million (9.0% of total loans) to religious organizations.  As reflected above, private households make up 24.7% of total loans and equate to approximately 133.1% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 3,400). Commercial real estate loans and commercial construction loans represent $250.1 million, or 77.7%, of the portfolio. Approximately $70.8 million, or 28.3%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of the area.

Note 15—COMMITMENTS, CONCENTRATIONS OF CREDIT RISK AND CONTINGENCIES (continued)

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

At December 31, 2012, the Bank had entered into the following interest rate swap agreement:

(Dollars in thousands) Notional Amount	Description	Cap/Swap Rate	Contract Date	Expiration Date	Fair Value 12/31/2012
$10,000	Interest Rate Swap	3.66% fixed	10/8/2008	10/8/2013	$(338)

The Bank entered into a five year interest rate swap agreement on October 8, 2008 which matured on October 8, 2013. The swap agreement had a $10.0 million notional amount. The Bank received a variable rate of interest on the notional amount based on a three month LIBOR rate and payed a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. The Bank’s exposure to credit risk was limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The Bank’s exposure to market risk of loss was limited to the changes in the market value of the swap between reporting periods. The fair value of the contract was $0 thousand and ($338) thousand as of December 31, 2013 and December 31, 2012 respectively. The change in fair value of the contract recognized in earnings during 2013, 2012, and 2011 was $2 thousand, $58 thousand and $166 thousand, respectively. The fair value of the contract is calculated based on the present value, over the remaining term of the contract, of the difference between the five year swap rate multiplied by the notional amount at the reporting date and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Note 16—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Data processing	$451	$479	$472
Supplies	115	138	178
Telephone	321	297	307
Courier	68	72	66
Correspondent services	176	168	193
Insurance	258	209	213
Postage	174	172	174
Loss on limited partnership interest	211	194	119
Director fees	297	312	319
Professional fees	549	745	1,040
Shareholder expense	172	135	135
Other	862	557	531
	$3,654	$3,478	$3,747

Note 17—STOCK OPTIONS AND RESTRICTED STOCK

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2013 and 2012, the Company had 307,779 and 340,640 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2011	75,022	$19.69	3.03	$—
Forfeited	—	—
Outstanding December 31, 2012	75,022	$19.69	2.03	$—
Forfeited	(3,619)	$17.52
Outstanding, December 31, 2013	71,403	$20.68	1.10	$—

Stock options outstanding and exercisable as of December 31, 2013 are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$14.21 / $16.70	8,903	1.48	$14.21
$19.00 / $22.50	62,500	1.05	20.23
	71,403	1.10	$20.68

In 2013 and 2012, each non-employee director received 549 and 604 common shares of restricted stock, respectively in connection with their overall compensation plan. In 2013 there were 6,588 restricted shares granted at a value of $9.17 per share. The 2013 shares vested on January 1, 2014. In 2012 a total of 7,852 shares were issued to these directors at a value of $8.27 per share. These shares vested on January 1, 2013.

In 2013 and 2012, 53,732 and 25,009 restricted shares, respectively were issued to executive officers in connection with the Bank’s incentive compensation plan. The shares were valued at $9.17 and $8.27 per and share, respectively. Restricted shares granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2013 and 2012 is based on the price of the Company’s common stock on the grant date.

Warrants to purchase 101,480 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 and remain outstanding at December 31, 2013. (See Note 13-Junior Subordinated Debt)

Note 18—EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2013, 2012 and 2011, the plan expense amounted to $301 thousand, $276 thousand and $254 thousand, respectively. Prior to July 1, 2007, the Company matched 50% of an employee’s contribution up to a 6.00% participant contribution. Beginning July 1, 2007, the Company began matching 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. No expense is accrued relative to these benefits, as the life insurance covers the anticipated payout with the Company receiving the remainder, thereby recovering its investment in the policies. In 2006, the Company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3.5 million designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2013 and 2012 of all bank owned life insurance was $11.1 million and $10.9 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2013, 2012 and 2011 amounted to $298 thousand, $261 thousand, and $161 thousand, respectively.

Note 19—EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2013	2012	2011
Numerator (Included in basic and diluted earnings per share)	$4,137	$3,292	$2,654
Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	5,285	4,144	3,287
Dilutive securities:
Deferred compensation	9	—	—
Warrants—Treasury stock method	40	28	—
Diluted common share outstanding	5,334	4,172	3,287
The average market price used in calculating assumed number of shares	$9.69	$7.98	$6.34

For the years ended December 31, 2013, 2012 and 2011, options are not dilutive in calculating diluted earnings per share. As of December 31, 2013, 2012, and 2011 there were 71,403, 75,022, and 75,022 potentially dilutive options outstanding, respectively. In 2013, 2012, and 2011 the exercise price on all outstanding options exceeded the average market price for the year.

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance $2.5 million in subordinated debt. (See Note 13) These warrants were not dilutive to earnings per share for the period ended December 31, 2011. As shown above, the warrants were dilutive for the periods ended December 31, 2012 and December 31, 2013.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Company and Bank are required to maintain minimum Tier 1 capital, total risked based capital and Tier 1 leverage ratios of 4%, 8% and 4%, respectively.

On April 6, 2010, the Bank entered into the Formal Agreement with the OCC, the Bank’s then primary federal regulator (the “Formal Agreement”).  The Formal Agreement was based on the findings of the OCC during a 2009 on-site examination of the Bank.  As reflected in the Formal Agreement, the OCC’s primary concern with the Bank is driven by the rating agencies downgrades of non-agency MBS in its investment portfolio.  The Formal Agreement did not require any adjustment to the Bank’s balance sheet or income statement; nor did it change the Bank’s “well capitalized” status.  The OCC did, however, separately establish the following individual minimum capital ratios for the Bank: a Tier 1 leverage capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 10.00%, and a Total risk-based capital ratio of at least 12.00%.

Following the 2012, on-site examination of the Bank, the OCC notified the Bank that, effective June 28, 2012, the Bank was no longer subject to the Formal Agreement. As of December 31, 2013, the Bank did not hold any securities rated below investment grade.

The OCC also notified the Bank that, effective June 28, 2012, it was no longer subject to the Individual Minimum Capital Ratios established for the Bank on February 24, 2010. In addition, the Federal Reserve notified the Company that, effective July 10, 2012, the Company was no longer subject to the MOU.

On July 27, 2012, the Company closed a public offering of common stock. The offering resulted in the issuance of a total of

1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million, as compared to our original target of $12.5 million, and net proceeds of approximately $13.8 million.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

On August 29, 2012, we repurchased $3.78 million of our Series T Preferred Stock from the U.S. Treasury through a modified Dutch auction process. This represented 3,780 shares of the original 11,350 shares of preferred stock sold to the U.S. Treasury in November 2008 pursuant to the TARP Capital Purchase Program. The remaining 7,570 shares of Series T Preferred Stock were purchased in this same auction by third party investors unrelated to the Company. The auction price was $982.83 per share. As of October 8, 2012, we repurchased or redeemed the remaining shares of Series T Preferred Stock from the third party investors.

On October 1, 2012, we completed a planned conversion from a national bank charter to a state bank charter as a non-member bank. The conversion is expected reduce certain regulatory examination costs in the future.

On October 25, 2012, the U.S. Treasury accepted our bid to repurchase the warrant to purchase 195,915 shares of our common stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The repurchase price agreed upon was $297,500. The repurchase transaction was completed on November 1, 2012. The repurchase of the warrant from the U.S. Treasury has completely eliminated the Treasury’s equity stake in the Company through the TARP Capital Purchase Program.

On November 15, 2012, we redeemed the $2.5 million of outstanding subordinated debt at par which was issued in November 2011.

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Bank and the Company are as follows:

	Actual		Required to be Categorized Adequately Capitalized		Required to be Categorized Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2013
First Community Corporation
Tier 1 Capital	$68,755	17.60%	$15,629	4.00%	N/A	N/A
Total Risked Based Capital	72,974	18.68%	31,257	8.00%	N/A	N/A
Tier 1 Leverage	68,755	10.77%	25,535	4.00%	N/A	N/A
First Community Bank
Tier 1 Capital	$65,656	16.84%	$15,592	4.00%	$23,388	6.00%
Total Risked Based Capital	69,875	17.93%	31,185	8.00%	38,981	10.00%
Tier 1 Leverage	65,656	10.30%	25,501	4.00%	31,876	5.00%
December 31, 2012
First Community Corporation
Tier 1 Capital	$63,381	17.33%	$14,628	4.00%	N/A	N/A
Total Risked Based Capital	67,963	18.58%	29,258	8.00%	N/A	N/A
Tier 1 Leverage	63,381	10.63%	23,846	4.00%	N/A	N/A
First Community Bank
Tier 1 Capital	$61,588	16.87%	$14,605	4.00%	$21,907	6.00%
Total Risked Based Capital	66,158	18.12%	29,209	8.00%	36,512	10.00%
Tier 1 Leverage	61,588	10.34%	23,824	4.00%	29,779	5.00%

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

Note 21—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2013	2012
Assets:
Cash on deposit	$2,583	$1,417
Securities purchased under agreement to resell	128	128
Investment securities available-for-sale	417	429
Investment in bank subsidiary	64,399	67,055
Other	739	767
Total assets	$68,266	$69,796
Liabilities:
Junior subordinated debentures	15,464	15,464
Other	131	149
Total liabilities	15,595	15,613
Shareholders’ equity	52,671	54,183
Total liabilities and shareholders’ equity	$68,266	$69,796

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Income:
Interest and dividend income	$26	$1	$9
Gain on sale of securities	327	—	—
Equity in undistributed earnings of subsidiary	2,229	4,313	3,782
Dividend income from bank subsidiary	2,316	320	—
Total income	4,898	4,634	3,791
Expenses:
Interest expense	433	658	446
Other	449	301	239
Total expense	882	959	685
Income before taxes	4,016	3,675	3,106
Income tax benefit	(121)	(293)	(218)
Net income	$4,137	$3,968	$3,324

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$4,137	$3,968	$3,324
Adjustments to reconcile net income to net cash (used) provided by operating activities
Equity in undistributed earnings of subsidiary	(2,229)	(4,313)	(3,782)
Gain on sale of securities	(327)	—	—
Other-net	272	(90)	232
Net cash (used) provided by operating activities	1,853	(435)	(226)
Cash flows from investing activities:
Purchase of available-for sale-securities	—	(417)	—
Proceeds from sale of securities available-for-sale	339	—	—
Maturity of available-for-sale securities	—	—	1,250
Other-net	—	—	(76)
Net cash provided (used) by investing activities	339	(417)	1,174
Cash flows from financing activities:
Proceeds from issuance of subordinated note payable	—	—	2,500
Repayment of subordinated note payable	—	(2,500)	—
Dividends paid: Common stock	(1,145)	(605)	(525)
Preferred stock	—	(475)	(670)
Proceeds from issuance of common stock	119	13,885	182
Redemption of preferred stock	—	(11,073)	—
Redemption of stock warrants	—	(510)	—
Net cash provided (used) in financing activities	(1,026)	(1,278)	1,487
Increase (decrease) in cash and cash equivalents	1,166	(2,130)	2,435
Cash and cash equivalents, beginning of year	1,417	3,547	1,112
Cash and cash equivalents, end of year	$2,583	$1,417	$3,547

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

On February 1, 2014, after receiving regulatory approval from the FDIC and shareholder approval of respective companies, First Community completed its acquisition of Savannah River Financial Corporation, the holding company for Savannah River Banking Company, located in Aiken South Carolina. The merger enabled First Community to expand into the contiguous markets of Aiken, South Carolina and Augusta, Georgia. The total purchase price was approximately $33.5 million including $19.8 million in cash and 1,274,160 shares of our common stock valued at $13.7 million based on the purchase agreement provision that the transaction would be based on a 60% cash, 40% stock split of the total purchase price. The value of the common stock issued was determined based on the closing price on February 28, 2014, which was $10.76.

The Company is currently in the process of determining fair value allocation to specifically identifiable intangible assets of the excess purchase price over net assets acquired. Based on intial analysis, the significant intangible assets acquired in conjunction with the purchase are core deposit intangible and goodwill. The core deposit intangible will be written off over a finite life based on the underlying deposits. The transaction was a tax free exchange for federal income tax purposes and the intangible assets are not deductible for tax purposes. The Company will complete and disclose the fair value allocations as of March 31, 2014.

Note 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2013 and 2012 (dollars in thousands, except per share amounts).

2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,656	$5,474	$5,370	$5,283
Net interest income	4,777	4,570	4,423	4,279
Provision for loan losses	149	129	100	150
Gain (loss) on sale of securities	(79)	4	133	15
Income before income taxes	797	1,425	1,663	1,405
Net income	850	1,046	1,203	1,038
Net income available to common shareholders	$850	$1,046	$1,203	$1,038
Net income per share, basic	$0.16	$0.20	$0.23	$0.20
Net income per share, diluted	$0.16	$0.20	$0.23	$0.20

2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,468	$5,650	$5,840	$6,044
Net interest income	4,285	4,329	4,451	4,509
Provision for loan losses	80	115	71	230
Gain on sale of securities	88	(35)	(38)	11
Other-than-temporary-impairment	—	—	—	(200)
Income before income taxes	1,338	1,793	1,327	1,130
Net income	1,021	1,220	928	799
Preferred stock dividends	—	339	168	169
Net income available to common shareholders	$1,021	$881	$760	$630
Net income per share, basic	$0.20	$0.19	$0.23	$0.19
Net income per share, diluted	$0.19	$0.19	$0.23	$0.19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2013. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, is included in Item 8 of this report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 21, 2014.

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

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2013. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders	71,403	$20.68	247,459
Total(1)	71,403	$20.68	247,459

(1)	Includes 8,903 shares with a weighted average exercise price of $14.21 issuable under the First Community Corporation / DeKalb Bankshares, Inc. Stock Incentive Plan. This plan, and the outstanding awards, were assumed by us in connection with the merger with DutchFork Bancshares, Inc. and DeKalb Bankshares, Inc. We are not authorized to make any additional awards under these plans. These plans were previously approved by the shareholders of DutchFork Bancshares, Inc.

The additional information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2014.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2014.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger between First Community Corporation, SRMS, Inc. and Savannah River Financial Corporation dated August 13, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 14, 2013).
2.2	Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 20, 2006).
2.3	Agreement and Plan of Merger by and between First Community Corporation and DutchFork Bancshares, Inc. dated as of April 12, 2004 (incorporated by reference to Appendix A of the Form S-4 filed on June 7, 2004).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-86258 on Form S-1).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2013).
3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 25, 2008).
4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (included in Exhibits 3.1, 3.2 and 3.3)
10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the period ended December 31, 1998).*
10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the period ended December 31, 2005).*
10.4	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.5	Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and Steve P. Sligh dated April 12, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-116242 on Form S-4).
10.6	Employment, Consulting, and Noncompete Agreement between First Community Bank, N.A., Newberry Federal Savings Bank, DutchFork Bancshares, Inc., and J. Thomas Johnson dated April 12, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-116242 on Form S-4).
10.7	Amendment No. 1 to the Employment, Consulting, and Noncompete Agreement between First Community Bank N.A., and Steve P. Sligh dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2005).
10.8	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).*
10.9	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.10	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 19, 2008).*
10.11	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 19, 2008).*
10.12	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 19, 2008).*
10.13	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 19, 2008).*
10.14	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 19, 2008).*
10.15	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2011).
10.16	Form of First Community Corporation Subordinated Note Due 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 19, 2011).

10.17	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2011).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

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

Date: March 21, 2014	FIRST COMMUNITY CORPORATION
	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date
/s/ Richard K. Bogan Richard K. Bogan	Director	March 21, 2014
/s/ Thomas C. Brown Thomas C. Brown	Director	March 21, 2014
/s/ Chimin J. Chao Chimin J. Chao	Director	March 21, 2014
/s/ Michael C. Crapps Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 21, 2014
/s/ Anita B. Easter Anita B. Easter	Director	March 21, 2014
/s/ O. A. Ethridge O. A. Ethridge	Director	March 21, 2014
/s/ George H. Fann, Jr. George H. Fann, Jr.	Director	March 21, 2014
/s/ J. Thomas Johnson J. Thomas Johnson	Director and Vice Chairman of the Board	March 21, 2014
/s/ W. James Kitchens, Jr. W. James Kitchens, Jr.	Director	March 21, 2014

/s/ Alexander Snipes, Jr. Alexander Snipes, Jr.	Director	March 21, 2014
/s/ Roderick M. Todd, Jr. Roderick M. Todd, Jr.	Director	March 21, 2014
/s/ Loretta R. Whitehead Loretta R. Whitehead	Director	March 21, 2014
/s/ Mitchell M. Willoughby Mitchell M. Willoughby	Director and Chairman of the Board	March 21, 2014
/s/ Joseph G. Sawyer Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 21, 2014

Exhibit List

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.