Form 10-Q
period 2014-03-31
FIRST COMMUNITY CORP /SC/
filed 2014-05-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Qurterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 12, 2014, 6,652,189 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par value)	2014	December 31,
	(Unaudited)	2013
ASSETS
Cash and due from banks	$13,073	$8,239
Interest-bearing bank balances	23,698	5,668
Federal funds sold and securities purchased under agreements to resell	357	259
Investment securities - available for sale	253,233	224,355
Other investments, at cost	2,251	2,674
Loans held for sale	3,837	3,790
Loans	443,868	347,597
Less, allowance for loan losses	4,161	4,219
Net loans	439,707	343,378
Property, furniture and equipment - net	27,972	19,444
Bank owned life insurance	14,326	11,072
Other real estate owned	3,147	3,370
Intangible assets	1,140	—
Goodwill	5,078	571
Other assets	10,054	10,489
Total assets	$797,873	$633,309
LIABILITIES
Deposits:
Non-interest bearing demand	$136,806	$111,198
NOW and money market accounts	289,786	174,224
Savings	50,212	51,134
Time deposits less than $100,000	102,431	96,096
Time deposits $100,000 and over	75,203	64,419
Total deposits	654,438	497,071
Securities sold under agreements to repurchase	19,492	18,634
Federal Home Loan Bank advances	34,321	43,325
Junior subordinated debt	15,464	15,464
Other liabilities	5,393	6,144
Total liabilities	729,108	580,638
Commitments and contingencies
SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,652,189 at March 31, 2014 5,302,674 at December 31, 2013	6,652	5,303
Common stock warrants	48	48
Nonvested restricted stock	(1,112)	(444)
Additional paid in capital	75,388	62,214
Accumulated deficit	(11,374)	(11,923)
Accumulated other comprehensive loss	(837)	(2,527)
Total shareholders’ equity	68,765	52,671
Total liabilities and shareholders’ equity	$797,873	$633,309

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2014	2013
Interest and dividend income:
Loans, including fees	$5,080	$4,361
Taxable securities	983	680
Non-taxable securities	317	227
Federal funds sold and securities purchased under resale agreements	10	6
Other	13	9
Total interest income	6,403	5,283
Interest expense:
Deposits	429	513
Federal funds sold and securities sold under agreement
to repurchase	10	9
Other borrowed money	468	482
Total interest expense	907	1,004
Net interest income	5,496	4,279
Provision for loan losses	150	150
Net interest income after provision for loan losses	5,346	4,129
Non-interest income:
Deposit service charges	366	361
Mortgage banking income	619	1,015
Commissions on sale of non-deposit investment products	257	198
Gain on sale of securities	8	15
Gain (loss) on sale of other assets	12	(2)
Other	613	496
Total non-interest income	1,875	2,083
Non-interest expense:
Salaries and employee benefits	3,424	2,992
Occupancy	413	346
Equipment	339	283
Marketing and public relations	161	93
FDIC Assessment	124	99
Other real estate expense	138	112
Amortization of intangibles	42	51
Merger expenses	420	—
Other	965	831
Total non-interest expense	6,026	4,807
Net income before tax	1,195	1,405
Income taxes	333	367
Net income available to common shareholders	$862	$1,038

Basic earnings per common share	$0.14	$0.20
Diluted earnings per common share	$0.14	$0.20

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2014	2013

Net income	$862	$1,038

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax of $875 and $125, respectively	1,696	(244)

Less: Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $2 and $5, respectively	(6)	(10)

Other comprehensive income (loss)	1,690	(254)
Comprehensive income	$2,552	$784

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three Months ended March 31, 2014 and March 31, 2013

(Unaudited)

(Dollars in thousands)	Common Shares Issued	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Nonvested Restricted Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance December 31, 2012	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income						1,038		1,038
Other comprehensive loss net of $130							(254)	(254)
Issuance of restricted stock	60	60		493	(553)			—
Amortization of compensation on restricted stock					37			37
Dividends: Common ($0.05 per share)						(259)		(259)
Dividend reinvestment plan	3	3		22				25
Balance, March 31, 2013	5,290	$5,290	$50	$62,130	$(668)	$(14,136)	$2,104	$54,770

Balance December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						862		862
Other comprehensive income net of tax of $871							1,690	1,690
Issuance of restricted stock	71	71		697	(768)			—
Amortization of compensation on restricted stock					100			100
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.06 per share)						(313)		(313)
Dividend reinvestment plan	4	4		41				45
Balance, March 31, 2014	6,652	$6,652	$48	$75,388	$(1,112)	$(11,374)	$(837)	$68,765

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$862	$1,038
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	248	220
Premium amortization	774	980
Provision for loan losses	150	150
Write-down of other real estate owned	82	21
(Gain) loss on sale of other real estate owned	(12)	2
Origination of loans held-for-sale	(18,191)	(36,059)
Sale of loans held-for-sale	18,144	41,479
Amortization of intangibles	42	51
Gain on sale of securities	(8)	(15)
Decrease in other assets	1,088	556
Decrease in other liabilities	(1,094)	(1,015)
Net cash provided from operating activities	2,085	7,408
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(34,235)	(31,739)
Maturity/call of investment securities available-for-sale	9,875	13,837
Proceeds from sale of securities available-for-sale	20,916	1,957
(Increase) decrease in loans	9,457	(1,969)
Net cash disbursed in business combination	(11,353)	—
Proceeds from sale of other real estate owned	712	673
Purchase of property and equipment	(607)	(159)
Net cash used in investing activities	(5,235)	(17,400)
Cash flows from financing activities:
Increase in deposit accounts	43,232	22,046
Increase in securities sold under agreements to repurchase	858	1,316
Advances from the Federal Home Loan Bank	20,000	8,500
Repayment of advances from FHLB	(37,710)	(8,505)
Dividends paid: Common Stock	(313)	(259)
Dividend reinvestment plan	45	25
Net cash provided from financing activities	26,112	23,123
Net increase in cash and cash equivalents	22,962	13,131
Cash and cash equivalents at beginning of period	14,166	18,708
Cash and cash equivalents at end of period	$37,128	$31,839
Supplemental disclosure:
Cash paid during the period for:
Interest	$791	$1,220
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$1,690	$254
Transfer of loans to foreclosed property	$559	$46
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$151,024	$—
Other intangible assets acquired	$1,182	$—
Liabilities assumed	$123,198	$—
Net identifiable assets acquired over liabilities assumed	$29,008	$—
Common stock issued in acquisition	$13,710	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1- Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at March 31, 2014 and December 31, 2013, and the Company’s results of operations and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2013 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months ended March 31,
	2014	2013

Numerator (Net income available to common shareholders)	$862	$1,038
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,169	5,255
Dilutive securities:
Deferred compensation	17	—
Warrants – Treasury stock method	43	37
Diluted earnings per share	6,229	5,292
The average market price used in calculating assumed number of shares	$10.86	$8.93

At March 31, 2014, there were 70,903 outstanding options at an average exercise price of $20.83. None of these options has an exercise price below the average market price of $10.86 for the three-month period ended March 31, 2014, and, therefore, they are not deemed to be dilutive. At March 31, 2013, there were 75,022 outstanding options at an average exercise price of $19.69. None of these options had an exercise price below the average market price of $8.93 for the three-month period ended March 31, 2013, and, therefore, they were not deemed to be dilutive. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were also issued in connection with the issuance of the subordinated debt. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Government sponsored enterprises	$3,392	$6	$69	$3,329
Mortgage-backed securities	147,243	872	1,258	146,857
Small Business Administration pools	56,735	399	726	56,408
State and local government	44,902	440	1,007	44,335
Corporate and other securities	2,349	—	45	2,304
	$254,621	$1,717	$3,105	$253,233
December 31, 2013:
Government sponsored enterprises	$3,388	$1	$143	$3,246
Mortgage-backed securities	120,925	757	2,006	119,676
Small Business Administration pools	56,595	376	851	56,120
State and local government	45,048	96	2,146	42,998
Corporate and other securities	2,348	21	54	2,315
	$228,304	$1,251	$5,200	$224,355

During the three months ended March 31, 2014 and March 31, 2013, the Company received proceeds of $20.9 million and $2.0 million, respectively, from the sale of investment securities available-for-sale, amounting to gross gains of $8.3 thousand and $15.4 thousand in earnings for each respective period. There were no gross losses from the sale of investment securities for the three months ended March 31, 2014 and March 31, 2013.

At March 31, 2014, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $827.2 thousand, foreign debt of $60.0 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $817.8 thousand, foreign debt of $59.7 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.3 million and $2.7 million at March 31, 2014 and December 31, 2013 respectively.

Note 3—Investment Securities – continued

There were no OTTI losses recorded on available-for-sale securities for the quarters ended March 31, 2014 and March 31, 2013.

The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the three months ended March 31, 2014 and March 31, 2013.

(Dollars in thousands)
	Three months ended March 31, 2014	Three months ended March 31, 2013
	Available for	Available for
	Sale	Sale

Balance at beginning of period	—	$271

Other-than-temporary-impairment not previously recognized	—	—

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	—

Other-than-temporary-impairment previously recognized on securities sold	—	—
Realized losses during the period	—	(26)
Balance related to credit losses on debt securities at end of period	$—	$245

As of March 31, 2014 and December 31, 2013 there were no non-agency mortgage-backed securities (“MBSs”) rated below investment grade.

In evaluating the non-agency MBSs, relevant assumptions, such as prepayment rate, default rate and loss severity on a loan level basis, are used in determining the expected recovery of the contractual cash flows. The balance of the underlying portfolio cash flows are evaluated using ongoing assumptions for loss severities, prepayment rates and default rates. The ongoing assumptions for average prepayment rate, default rate and severity used in the valuations were approximately 13.7%, 8.0%, and 50.4%, respectively. The underlying collateral on substantially all of these securities is fixed rate residential first mortgages located throughout the United States. The underlying collateral includes various percentages of owner-occupied as well as investment related single-family, 1-4 family and condominium residential properties. The securities were purchased at various discounts to par value. Based on the assumptions used in valuing the securities, the Company believes the existing discount and remaining subordinated collateral provide coverage against future credit losses on the downgraded securities for which no OTTI has been recognized.

Note 3—Investment Securities - continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2014 and December 31, 2013.

	Less than 12 months		12 months or more		Total
March 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$2,354	$69	$—	$—	$2,354	$69
Government Sponsored Enterprise mortgage-backed securities	57,604	933	13,546	317	71,150	1,250
Small Business Administration pools	16,034	311	12,802	415	28,836	726
Non-agency mortgage-backed securities	294	8	—	—	294	8
State and local government	24,000	674	5,339	333	29,339	1,007
Corporate bonds and other	—	—	827	45	827	45
Total	$100,286	$1,995	$32,514	$1,110	$132,800	$3,105

	Less than 12 months		12 months or more		Total
December 31, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$3,230	$143	$—	$—	$3,230	$143
Government Sponsored Enterprise mortgage-backed securities	74,251	1,814	6,354	184	80,605	1,998
Small Business Administration pools	19,150	628	9,294	223	28,444	851
Non-agency mortgage-backed securities	716	8	—	—	716	8
State and local government	33,257	1,856	3,337	290	36,594	2,146
Corporate bonds and other	872	53	50	1	922	54
Total	$131,476	$4,502	$19,035	$698	$150,511	$5,200

Government Sponsored Enterprise, Mortgage-Backed Securities: At March 31, 2014, the Company owns MBSs, including collateralized mortgage obligations (“CMOs”), with an amortized cost of $146.3 million and approximate fair value of $146.0 million, issued by government sponsored enterprises (“GSEs”). At December 31, 2013, the Company owned MBSs, including CMOs with an amortized cost of $120.9 million and approximate fair value of $119.7 million, issued by GSEs. As of March 31, 2014 and December 31, 2013, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014.

Note 3—Investment Securities - continued

Non-agency Mortgage-Backed Securities: The Company also holds private label MBSs (“PLMBSs”), including CMOs, at March 31, 2014 with an amortized cost of $901.1 thousand and approximate fair value of $906.9 thousand. The Company held PLMBSs, including CMOs, at December 31, 2013 with an amortized cost of $954.2 thousand and approximate fair value of $949.0 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. There were no PLMBSs rated below investment grade as of March 31, 2014.

Corporate Bonds: Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. As of March 31, 2014, the Company owns one corporate bond which is rated above investment grade. The Company does not consider this investment to be OTTI.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at March 31, 2014.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2014 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,936	$7,943
Due after one year through five years	111,929	111,990
Due after five years through ten years	79,967	79,122
Due after ten years	54,789	54,178
	$254,621	$253,233

Note 4—Loans

Loans summarized by category as of March 31, 2014, December 31, 2013 and March 31, 2013 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Commercial, financial and agricultural	$34,860	$19,925	$20,981
Real estate:
Construction	29,112	18,933	12,138
Mortgage-residential	46,810	37,579	38,301
Mortgage-commercial	292,995	237,701	230,644
Consumer:
Home equity	31,378	25,659	26,316
Other	8,713	7,800	5,340
Total	$443,868	$347,597	$333,720

Note 4—Loans - continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2014 and March 31, 2013 and for the year ended December 31, 2013 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Beginning balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	—	—	35	187	—	8	—	230
Recoveries	17	—	1	—	—	4	—	22
Provisions	(7)	137	(1)	94	2	(13)	(62)	150
Ending balance March 31, 2014	$243	$163	$256	$1,024	$114	$63	$2,298	$4,161

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	243	163	252	1,024	114	63	2,298	4,157

Loans receivable:
Ending balance-total	$34,860	$29,112	$46,810	$292,995	$31,378	$8,713	$—	$443,868

Ending balances:
Individually evaluated for impairment	65	—	956	7,332	71	9	—	8,433

Collectively evaluated for impairment	$34,795	$29,112	$45,854	$285,663	$31,307	$8,704	$—	$435,435

Note 4—Loans - continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Beginning balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	7	—	4	235	42	26	—	314
Recoveries	11	—	61	—	—	5	—	77
Provisions	67	21	(93)	(12)	(122)	82	207	150
Ending balance March 31, 2013	$409	$21	$199	$1,075	$236	$78	$2,516	$4,534

Ending balances:
Individually evaluated for impairment	$11	$—	$—	$—	$—	$—	$—	$11

Collectively evaluated for impairment	398	21	199	1,075	236	78	2,516	4,523

Loans receivable:
Ending balance-total	$20,981	$12,138	$38,301	$230,644	$26,316	$5,340	$—	$333,720

Ending balances:
Individually evaluated for impairment	992	—	352	4,944	—	8	—	6,296

Collectively evaluated for impairment	$19,989	$12,138	$37,949	$225,700	$26,316	$5,332	$—	$327,424

Note 4—Loans - continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Beginning balance	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	—	—	(47)	(897)	(67)	(79)	—	(1,090)
Recoveries	47	—	72	—	—	41	—	160
Provisions	(152)	26	31	692	(221)	101	51	528
Ending balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	233	26	287	1,117	112	80	2,360	4,215

Loans receivable:
Ending balance-total	$19,925	$18,933	$37,579	$237,701	$25,659	$7,800	$—	$347,597

Ending balances:
Individually evaluated for impairment	76	—	951	4,834	109	12	—	5,982

Collectively evaluated for impairment	$19,849	$18,933	$36,628	$232,867	$25,550	$7,788	—	$341,615

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $11.1 million and $10.8 million at March 31, 2014 and March 31, 2013, respectively. Repayments on these loans during the three months ended March 31, 2014 were $517.3 thousand and loans made amounted to $977.0 thousand. During the three months ended March 31, 2013, repayments on these loans were $128.0 thousand and there were no new loans made. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans - continued

The following table presents at March 31, 2014 and December 31, 2013 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	March 31,	December 31,
	2014	2013
Total loans considered impaired	$8,433	$5,982
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	55	55
Related allowance	4	4
Loans considered impaired and previously written down to fair value	8,378	5,927
Average impaired loans	10,866	7,637

The following tables are by loan category and present at March 31, 2014, March 31, 2013 and December 31, 2013 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$65	$69	$—	$135	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	901	1,002	—	1,112	1
Mortgage-commercial	7,332	7,948	—	9,468	9
Consumer:
Home Equity	71	71	—	75	—
Other	9	11	—	21	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	55	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	65	69	—	135	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	956	1,057	4	1,167	1
Mortgage-commercial	7,332	7,948	—	9,468	9
Consumer:
Home Equity	71	71	—	75	—
Other	9	11	—	21	—
	$8,433	$9,156	$4	$10,866	$10

Note 4—Loans - continued

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2013	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$627	$633	$—	$705	$9
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	352	379	—	417	—
Mortgage-commercial	4,944	5,469	—	5,660	7
Consumer:
Home Equity	—	—	—	—	—
Other	8	8	—	20	—

With an allowance recorded:
Commercial	365	365	11	365	9
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	992	998	11	1,070	18
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	352	379	—	417	—
Mortgage-commercial	4,944	5,469	—	5,660	7
Consumer:
Home Equity	—	—	—	—	—
Other	8	8	—	20	—
	$6,296	$6,854	$11	$7,167	$25

Note 4—Loans - continued

(Dollars in thousands)				Year ended
December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$76	$76	$—	$146	$8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	896	998	—	1,096	121
Mortgage-commercial	4,834	5,447	—	6,204	27
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	56	9
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	76	76	—	146	8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	951	1,053	4	1,152	121
Mortgage-commercial	4,834	5,447	—	6,204	36
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1
	$5,982	$6,698	$4	$7,637	$170

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

Note 4—Loans - continued

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of March 31, 2014 and December 31, 2013, no loans were classified as doubtful.

(Dollars in thousands)
March 31, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$33,382	$1,410	$68	$—	$34,860
Real estate:
Construction	25,853	3,259	—	—	29,112
Mortgage – residential	44,235	1,055	1,520	—	46,810
Mortgage – commercial	272,070	7,291	13,634	—	292,995
Consumer:
Home Equity	30,536	715	127	—	31,378
Other	8,543	161	9	—	8,713
Total	$414,619	$13,891	$15,358	$—	$443,868

(Dollars in thousands)
December 31, 2013		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,627	$218	$80	$—	$19,925
Real estate:
Construction	15,341	3,592	—	—	18,933
Mortgage – residential	36,614	229	736	—	37,579
Mortgage – commercial	223,110	5,813	8,778	—	237,701
Consumer:
Home Equity	23,800	855	1,004	—	25,659
Other	7,788	—	12	—	7,800
Total	$326,280	$10,707	$10,610	$—	$347,597

At March 31, 2014 and December 31, 2013, non-accrual loans totaled $7.9 million and $5.4 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2014 and December 31, 2013 amounted to $568 thousand and $576 thousand, respectively. TDRs in nonaccrual status at March 31, 2014 and December 31, 2013 amounted to $2.2 million and $2.2 million, respectively.

Loans greater than ninety days delinquent and still accruing interest at March 31, 2014 and December 31, 2013 amounted to $126 thousand and $2 thousand, respectively.

Note 4—Loans - continued

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

Purchase credit impaired (PCI) loans acquired totaled $4.2 million at estimated fair value, and acquired performing loans totaling $102.3 million at estimated fair value were not credit impaired. The gross contractual amount receivable for PCI loans and acquired performing loans was approximately $5.7 million and $116.0 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected is $825 thousand. Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired company.

In conjunction with the acquisition of SRFC on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240

Note 4—Loans - continued

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2014 follows (in thousands):

Twelve Months Ended March 31, 2014

Accretable yield, beginning of period	$—
Additions	272
Accretion	(33)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—
Other changes, net	—
Accretable yield, end of period	$239

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2014 and December 31, 2013:

(Dollars in thousands) March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$2	$462	$—	$65	$529	$34,331	$34,860
Real estate:
Construction	249	—	—	—	249	28,863	29,112
Mortgage-residential	159	357	35	901	1,452	45,358	46,810
Mortgage-commercial	682	401	91	6,819	7,993	285,002	292,995
Consumer:
Home equity	288	18	—	71	377	31,001	31,378
Other	17	2	—	9	28	8,685	8,713
Total	$1,397	$1,240	$126	$7,865	$10,628	$433,240	$443,868

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$8	$2	$76	$86	$19,839	$19,925
Real estate:
Construction	—	—	—	—	—	18,933	18,933
Mortgage-residential	331	277	—	895	1,503	36,076	37,579
Mortgage-commercial	54	908	—	4,314	5,276	232,425	237,701
Consumer:
Home equity	40	—	—	109	149	25,510	25,659
Other	8	—	—	12	20	7,780	7,800
Total	$433	$1,193	$2	$5,406	$7,034	$340,563	$347,597

Note 4—Loans - continued

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

As shown in the table below, one loan was determined to be a TDR during the three months ended March 31, 2013. The loan was modified to extend the terms outside the Company’s guidelines. There were no loans determined to be TDRs that were restructured during the three-month period ended March 31, 2014.

Troubled Debt Restructurings	For the three months ended March 31, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$257	$257
Total nonaccrual	1	$257	$257

Accrual
Mortgage-Commercial	—	$—	$—
Total Accrual	—	$—	$—

Total TDRs	1	$257	$257

During the three month periods ended March 31, 2014 and March 31, 2013, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Any payment that is past due greater than 30 days is considered to be a payment default.

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All non-accrual loans are written down to their corresponding collateral value. All troubled TDR accruing loans that have a loan balance that exceeds the present value of cash flows will have a specific allocation. All nonaccrual loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the Company will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB re-deliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such re-deliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2013. These amendments did not have a material effect on the Company’s financial statements.

Note 5 - Recently Issued Accounting Pronouncements - continued

In February 2013, the FASB amended the Liabilities topic to address obligations resulting from joint and several liability arrangements. The guidance addresses recognition of financial commitments arising from joint and several liability arrangements. Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments went into effect for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. The amendments did not have a material effect on the Company’s financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on the Company’s financial statements.

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

In January 2014, the FASB amended the Intangibles—Goodwill and Other topic of the Codification to address accounting for goodwill by private companies. An entity within the scope of the ASU is allowed to elect an accounting alternative to amortize goodwill on a straight-line basis over 10 years (or less if another useful life is more appropriate). An entity that elects the accounting alternative will be required to make an accounting policy election to test goodwill for impairment when a triggering event occurs that indicates that the fair value may be below its carrying amount. The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not yet been made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Note 5 - Recently Issued Accounting Pronouncements - continued

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 6– Fair Value of Financial Instruments

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

Investment Securities—Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets. Level 2 securities include MBSs issued both by government sponsored enterprises and PLMBSs. Generally these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset–backed securities that are less liquid or for which there is an inactive market.

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

Note 6 – Fair Value of Financial Instruments - continued

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$37,128	$37,128	$37,128	$—	$—
Available-for-sale securities	253,233	253,233	827	251,989	417
Other investments, at cost	2,251	2,251	—	—	2,251
Loans held for sale	3,837	3,837	—	3,837	—
Net loans receivable	439,707	439,403	—	430,974	8,429
Accrued interest	2,408	2,408	2,408	—	—
Financial liabilities:
Non-interest bearing demand	$136,806	$136,806	$—	$136,806	$—
NOW and money market accounts	289,786	289,786	—	289,786	—
Savings	50,212	50,212	—	50,212	—
Time deposits	177,634	178,749	—	178,749	—
Total deposits	654,438	655,553	—	655,553	—
Federal Home Loan Bank Advances	34,321	37,702	—	37,702	—
Short term borrowings	19,492	19,492	—	19,492	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	810	810	810	—	—

	December 31, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$14,166	$14,166	$14,166	$—	$—
Available-for-sale securities	224,355	224,355	818	223,120	417
Other investments, at cost	2,674	2,674	—	—	2,674
Loans held for sale	3,790	3,790	—	3,790	—
Net loans receivable	343,378	345,262	—	339,284	5,978
Accrued interest	2,267	2,267	2,267	—	—
Financial liabilities:
Non-interest bearing demand	$111,198	$111,198	$—	$111,198	$—
NOW and money market accounts	174,224	174,224	—	174,224	—
Savings	51,134	51,134	—	51,134	—
Time deposits	160,515	161,623	—	161,623	—
Total deposits	497,071	498,179	—	498,179	—
Federal Home Loan Bank Advances	43,325	47,011	—	47,011	—
Short term borrowings	18,634	18,634	—	18,634	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	694	694	694	—	—

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2014 and December 31, 2013 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2014 or December 31, 2013 that are measured on a recurring basis.

Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,329	$—	$3,329	$—
Mortgage-backed securities	146,857	—	146,857	—
Small Business Administration securities	56,408	—	56,408	—
State and local government	44,335	—	44,335	—
Corporate and other securities	2,304	827	1,060	417
Total	$253,233	$827	$251,989	$417

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,246	$—	$3,246	$—
Mortgage-backed securities	119,676	—	119,676	—
Small Business Administration securities	56,120	—	56,120	—
State and local government	42,998	—	42,998	—
Corporate and other securities	2,315	818	1,080	417
Total	$224,355	$818	$223,120	$417

Note 6 – Fair Value of Financial Instruments - continued

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2014 and March 31, 2013 that are measured on a recurring basis.

	2013		2014
(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$(338)	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—	—

Included in other comprehensive income	—	—	—

Purchases, issuances, and settlements	84	—	—

Transfers in and/or out of Level 3	—	—	—
Ending Balance	$(254)	$417	$417

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2014 and December 31, 2013 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$65	$—	$—	$65
Real estate:
Mortgage-residential	952	—	—	952
Mortgage-commercial	7,332	—	—	7,332
Consumer:
Home equity	71	—	—	71
Other	9	—	—	9
Total impaired	8,429	—	—	8,429
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	168	—	—	168
Mortgage-commercial	2,678	—	—	2,678
Total other real estate owned	3,147	—	—	3,147
Total	$11,576	$—	$—	$11,576

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$76	$—	$—	$76
Real estate:
Mortgage-residential	947	—	—	947
Mortgage-commercial	4,834	—	—	4,834
Consumer:
Home equity	109	—	—	109
Other	12	—	—	12
Total impaired	5,978	—	—	5,978
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	168	—	—	168
Mortgage-commercial	2,901	—	—	2,901
Total other real estate owned	3,370	—	—	3,370
Total	$9,348	$—	$—	$9,348

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $8.4 million and $6.0 million as of March 31, 2014 and December 31, 2013, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,147	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$8,429	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,370	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,978	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Mergers and Acquisitions – Savannah River Financial Corporation

On February 1, 2014, the Company acquired all of the outstanding common stock of Savannah River Financial Corporation (“Savannah River”), of Augusta, Georgia, the bank holding company for Savannah River Banking Company (“SRBC”), in a cash and stock transaction. The total purchase price was approximately $33.5 million, consisting of $19.8 million in cash and 1,274,200 shares of our common stock valued at $13.7 million based on a provision in the merger agreement that 60% of the outstanding shares of Savannah River common stock be exchanged for cash and 40% of the outstanding shares of Savannah River common stock be exchanged for shares of the Company’s common stock. The value of the Company’s common stock issued was determined based on the closing price of the common stock on January 31, 2014 as reported by NASDAQ, which was $10.76. Savannah River common shareholders received 1.0618 shares of the Company’s common stock in exchange for each share of Savannah River common stock, or $11.00 per share, subject to the limitations discussed above. The Company issued 1,274,200 shares of its common stock in connection with the merger.

The Savannah River transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are subject to refinement for up to a year.

Note 7 — Mergers and Acquisitions (Continued)

The following table presents the assets acquired and liabilities assumed as of February 1, 2014 as recorded by the Company on the acquisition date and initial fair value adjustments.

	As Recorded by	Fair Value		As Recorded
(Dollars in thousands, except per share data)	Savannah River	Adjustments		by the Company
Assets
Cash and cash equivalents	$8,451	$—		$8,451
Investment securities	23,014	126	(a)	23,140
Loans	109,532	(3,016	)(b)	106,516
Premises and equipment	7,695	473	(c)	8,168
Intangible assets	—	1,182	(d)	1,182
Bank owned life insurance	3,158	—		3,158
Other assets	1,839	(248	)(e)	1,591
Total assets	$153,689	$(1,483)		$152,206

Liabilities
Deposits:
Noninterest-bearing	$11,045	$—		$11,045
Interest-bearing	102,891	211	(f)	103,102
Total deposits	113,936	211		114,147
FHLB advances	8,684	22	(g)	8,706
Other liabilities	345	—		345
Total liabilities	122,965	233		123,198
Net identifiable assets acquired over (under) liabilities assumed	30,724	(1,716)		29,008
Goodwill	—	4,507		4,507
Net assets acquired over liabilities assumed	$30,724	$2,791		$33,515

Consideration:
First Community Corporation common shares issued	1,274,200
Purchase price per share of the Company’s common stock	$10.76
	$13,710
Cash exchanged for stock and fractional shares	19,805
Fair value of total consideration transferred	$33,515

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio. and excludes the allowance for loan losses recorded by Savannah River.

(c)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.

(e)—Adjustment reflects the deferred tax adjustment related to fair value adjustments at 34%.

(f)—Adjustment reflects the fair value adjustment on interest-bearing deposits.

(g)—Adjustment reflects the fair value adjustment on FHLB Advances which was equal to the prepayment fee paid to pay-off the FHLB Advances upon consummation of the merger.

Note 7 — Mergers and Acquisitions (Continued)

The operating results of the Company for the period ended March 31, 2014 include the operating results of the acquired assets and assumed liabilities for the 59 days subsequent to the acquisition date of February 1, 2014. Merger-related charges of $420 thousand are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker, travel, printing, supplies and other costs. Additional merger related costs of $539 thousand were included in the consolidated statement of income of the Company for the year ended December 31, 2013.

The following table discloses the impact of the merger with Savannah River (excluding the impact of merger-related expenses) since the acquisition on February 1, 2014 through March 31, 2014. The table also presents certain pro forma information as if Savannah River had been acquired on January 1, 2014 and January 1, 2013. These results combine the historical results of Savannah River in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 or January 1, 2013.

(Dollars in thousands)	Actual since Acquisition (February 1, 2014 through March 31, 2014)	Pro Forma Three Months Ended March 31, 2014	Pro Forma Three Months Ended March 31, 2013

Total revenues (net interest income plus noninterest income)	$5,135	$7,890	$7,953
Net income	$795	$1,311	$1,287

Note 8 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	expected revenue synergies and cost savings from the acquisition of Savannah River may not be fully realized;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;

•	changes in technology;
•	changes in monetary and tax policies;
•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2013 Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by the forward-looking statements.

Overview

The following discussion describes our results of operations for the three months ended March 31, 2014 as compared to the three month period ended March 31, 2013 and also analyzes our financial condition as of March 31, 2014 as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

On February 1, 2014, we completed our acquisition of Savannah River and its wholly-owned subsidiary, SRBC. Under the terms of the merger agreement, Savannah River shareholders received either $11.00 in cash or 1.0618 shares of the Company’s common stock, or a combination thereof, for each Savannah River share they owned immediately prior to the merger, subject to the limitation that 60% of the outstanding shares of Savannah River common stock were exchanged for cash and 40% of the outstanding shares of Savannah River common stock were exchanged for shares of the Company’s common stock. The Company issued 1,274,200 shares of common stock in connection with the merger. These shares were outstanding for 65.6% of the days in the quarter. Total intangibles, including goodwill of $4.5 million and a core deposit premium of $1.2 million, were recorded in conjunction with the acquisition (See Note 7 “Mergers and Acquisition” to the consolidated financial statements).

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2014 and our notes included in the consolidated financial statements in our 2013 Annual Report on Form 10-K as filed with the SEC.

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

Allowance for Loan Losses

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. As of March 31, 2014 and December 31, 2013, the balance of goodwill was $5.1 million and $571 thousand, respectively. This increase in goodwill was due to the acquisition of Savannah River in the first quarter of 2014 which added $4.5 million in additional goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. These qualitative factors include but are not limited to overall deterioration in general economic conditions, industry and market conditions, and overall financial performance. If determined that it is more likely than not that there has been a deterioration in the fair value of the carrying value than the first of a two-step process would be performed. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that the Company has one reporting unit.

Core deposit intangibles consist of costs that resulted from the acquisition of deposits from Savannah River. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in this transaction. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At March 31, 2014 and December 31, 2013, we were in a net deferred tax asset position.

Other-Than-Temporary Impairment

We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value (See Note 3 to the Consolidated Financial Statements).

Business Combinations, Method of Accounting for Loans Acquired

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

Comparison of Results of Operations for Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Net Income

As noted above, our acquisition of Savannah River was closed on February 1, 2014. Therefore, the results for the three months ended March 31, 2014 include the impact of this acquisition from February 1, 2014 through March 31, 2014. Our net income for the three months ended March 31, 2014 was $862 thousand or $0.14 diluted earnings per common share, as compared to $1.0 million or $0.20 diluted earnings per common share for the three months ended March 31, 2013. The decrease in net income between the two periods is primarily due to $420 thousand in merger expenses related to our acquisition of Savannah River. Net interest income increased $1.2 million for the quarter ended March 31, 2014 as compared to the same period 2013. Non-interest expense in the three months ended March 31, 2014 increased $1.2 million as compared to the same period in 2013. Both of these fluctuations are primarily a result of the impact of the Savannah River acquisition. Average earning assets increased by $109.5 million in the first quarter of 2014 as compared to the same period in 2013. Average earning assets were $671.6 million during the three months ended March 31, 2014 as compared to $562.1 million during the three months ended March 31, 2013. The net interest margin on a tax equivalent basis increased to 3.40% during the first quarter of 2014 as compared to 3.15% during the first quarter of 2013.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2014 and 2013, along with average balances and the related interest income and interest expense amounts.

Net interest income was $5.5 million and $4.3 million for the three months ended March 31, 2014 and 2013, respectively. Interest rates over the last several years have remained at historically low levels and continued this trend in the first quarter of 2014. Our tax equivalent net interest margin increased by 25 basis points from 3.15% at March 31, 2013 to 3.40% at March 31, 2014. The yield on earning assets for the three months ended March 31, 2014 and 2013 was 3.87% and 3.81%, respectively. The cost of interest-bearing liabilities during the first three months of 2014 was 0.68% as compared to 0.90% in the same period of 2013. For the three months ended March 31, 2014, loans averaged 61.9% of average earning assets as compared to 60.1% in the same period of 2013. The yield on loans decreased 27 basis points in the first quarter of 2014 as compared to the same period in 2013. This was offset by an increase on the yield on securities of 47 basis points in comparing the same two periods. The overall yield on securities increased due to a significant slowdown in prepayment rates in the MBS portfolio. As a result, the related premiums on these securities are amortized over a longer time period. The continued focus and resulting shift in our deposit funding mix has allowed us to lower our overall cost of funds. During the first quarter of 2014, deposit account funding, excluding time deposits, represented 70.2% of total average deposits. For the first quarter of 2013, funding from these lower cost deposit sources represented 61.8% of total deposits on average. The continued improvement in the overall mix of our funding sources resulted in the reduction of our cost of funds during the first quarter of 2014 as compared to the same period in 2013.

Provision and Allowance for Loan Losses

At March 31, 2014 and December 31, 2013, the allowance for loan losses was $4.2 million, or .94%, and $4.2 million, or 1.21%, of total loans (excluding loans held for sale), respectively. No allowance for loan losses related to the Savannah River acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio. At March 31, 2014, the allowance for loan losses plus the fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.36%. Our provision for loan losses was $150 thousand for the three months ended March 31, 2014 and 2013. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4– Loans). The annualized weighted average loss ratios over the last 24 months for loans classified substandard, special mention and pass have been approximately 2.94%, 2.03% and 0.07%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the economic downturn beginning in 2008 and continuing through 2013, real estate values have been dramatically impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, continue to experience higher delinquencies and problem loans from pre 2008 historical levels. Non-performing assets were $12.8 million (2.16% of total assets) at December 31, 2011, $8.8 million (1.45% of total assets) at December 31, 2012, and $8.8 million (1.39% of total assets) at December 31, 2013. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. The unallocated portion as a percentage of the loan portfolio has grown recently, primarily as a result of higher historical loss periods dropping out of our overall analysis accompanied by a relatively flat loan portfolio. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term, however, this percentage may continue to increase slightly.

Our loan portfolio consists of a large percentage of real estate secured loans. Real estate values continue to be adversely impacted as a result of the economic downturn over the last several years. Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $11.1 million (1.40% of total assets) at March 31, 2014 as compared to $8.8 million (1.39% of total assets) at December 31, 2013. The increase in non-performing assets results primarily from one credit that had previously been identified as a potential problem loan being placed in non-accrual status. This $2.3 million loan is secured by a residential subdivision and commercial real estate. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 48 loans, totaling $8.0 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2014. The largest non-performing loan is the $2.3 million loan discussed above. The average balance of the remaining 47 loans is approximately $121 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At March 31, 2014, we had loans totaling $2.6 million that were delinquent 30 days to 89 days representing 0.59% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified three loan relationships in the aggregate amount of $1.7 million that are current as to principal and interest and not included in non-performing assets that could represent potential problem loans. These balances are included as substandard loans in Note 4 of the financial statements.

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	Three Month Ended
	March 31,
	2014	2013

Average loans outstanding (including loans held for sale)	$415,785	$337,923
Loans outstanding at period end	$443,868	$333,720
Non-performing assets:
Nonaccrual loans	$7,865	$5,388
Loans 90 days past due still accruing	126	325
Foreclosed real estate	3,147	3,317
Repossessed-other	—	17
Total non-performing assets	$11,138	$9,047

Beginning balance of allowance	$4,219	$4,621
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	35	4
Non-residential real estate	187	235
Home equity	—	42
Commercial	—	7
Installment & credit card	8	26
Total loans charged-off	230	314
Recoveries:
1-4 family residential mortgage	1	61
Non-residential real estate	—	—
Home equity	—	—
Commercial	17	11
Installment & credit card	4	5
Total recoveries	22	77
Net loan charge offs (recoveries)	208	237
Provision for loan losses	150	150
Balance at period end	$4,161	$4,534

Net charge -offs to average loans	.05%	.07%
Allowance as percent of total loans	0.94%	1.36%
Non-performing assets as % of total assets	1.40%	1.45%
Allowance as % of non-performing loans	52.1%	79.4%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2014		December 31, 2013
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$243	7.8%	$233	5.7%
Real Estate – Construction	163	6.6%	26	5.5%
Real Estate Mortgage:
Commercial	1,024	66.0%	1,117	68.4%
Residential	256	10.5%	291	10.8%
Consumer:
Home Equity	114	7.1%	112	7.4%
Other	63	2.0%	80	2.2%
Unallocated	2,298	N/A	2,360	N/A
Total	$4,161	100.0%	$4,219	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2014 was $1.9 million as compared to $2.1 million during the same period in 2013. Mortgage banking income decreased $396 thousand. This decrease is a result of a slowdown in mortgage loan activity that began in the second half of 2013. The slowdown resulted from an increase in mortgage loan interest rates during this period that significantly impacted refinancing activity, and this slowdown has carried into 2014. Although the level of purchase money activity has increased as a percentage of total production it has not been enough to offset the decline in refinancing activity. Commissions on the sale of non-deposit investment products increased by $59 thousand in the first quarter of 2014 as compared to the same period in 2013. During the last quarter of 2013, we added one new investment advisor to our financial planning unit.

Total non-interest expense increased by $1.2 million, or 25%, during the first quarter of 2014 as compared to the same quarter in 2013. Salary and benefit expense increased $432 thousand from $3.0 million in the first quarter of 2013 to $3.4 million in the first quarter of 2014. At March 31, 2014, we had 185 full time equivalent employees as compared to 163 at March 31, 2013. This increase in number of full time equivalent employees results from the employees that were added in connection with the acquisition of Savannah River. Occupancy expense and equipment expense increased $67 thousand and $56 thousand, respectively, as compared to the first quarter of 2013, and both are a direct result of the Savannah River merger. Marketing and public relations expense increased to $161 thousand in the first quarter of 2014 from $93 thousand in the first quarter of 2013. The timing of a media campaign in the first quarter of 2014 resulted in increased marketing cost as compared to the same period of 2013. During the first quarter of 2014, we incurred merger-related expenses in conjunction with the Savannah River acquisition of $420 thousand. We do not expect merger expenses related to Savannah River to impact future quarters. There were no merger expenses in 2013.

The following is a summary of the components of other non-interest expense:

(In thousands)	Three months ended
	March 31,
	2014	2013
Data processing	$116	$100
Supplies	30	25
Telephone	87	86
Courier	19	14
Correspondent services	45	48
Insurance	66	59
Postage	45	48
Professional fees	159	133
Loss on limited partnership interest	46	42
Director fees	101	72
Shareholder expense	49	32
Other	202	172
	$965	$831

Income Tax Expense

Our effective tax rate was 27.9% and 26.1% in the first quarter of 2014 and 2013, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 26.5% to 28.0% throughout the remainder of 2014.

Financial Position

Assets totaled $797.9 million at March 31, 2014 as compared to $633.3 million at December 31, 2013, an increase of $164.6 million. The acquisition of Savannah River added $152.2 million in total assets at fair value during the first quarter of 2014. Loans (excluding loans held for sale) at March 31, 2014 were $443.9 million as compared to $347.6 million at December 31, 2013. Organic loans (loans not acquired from the Savannah River acquisition) decreased by approximately $10.2 million during the quarter ended March 31, 2014. Although organic loan production was $16.8 million during the first quarter of 2014, this did not overcome some anticipated and significant loan payoffs. Total loans at fair value acquired in the acquisition of Savannah River amounted to $106.5 million. At March 31, 2014 and December 31, 2013, loans (excluding loans held for sale) accounted for 61.0% and 58.9% of earning assets, respectively. The loan-to-deposit ratio at March 31, 2014 was 68.4% as compared to 70.7% at December 31, 2013. Investment securities increased to $255.5 million at March 31, 2014 from $227.0 million at December 31, 2013. We acquired $23.1 million in securities at fair value as result of the Savannah River acquisition. Most of these securities were sold subsequent to the closing of the transaction. The increase in the investment portfolio during the first quarter of 2014 was funded by an organic increase in deposits of $43.2 million. A continued focus on growing pure deposits (deposits less time deposits) resulted in an organic increase in these balances of $50.8 million in the first quarter of 2014. Deposits were $654.4 million at March 31, 2014 as compared to $497.0 million at December 31, 2013. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic recession as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	March 31,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$34,860	7.8%	$19,925	5.7%
Real estate:
Construction	29,112	6.5%	18,933	5.5%
Mortgage – residential	46,810	10.5%	37,579	68.4%
Mortgage – commercial	292,995	66.0%	237,701	10.8%
Consumer:
Home Equity	31,378	7.1%	25,659	7.4%
Other	8,713	2.0%	7,800	2.2%
Total gross loans	443,868	100.0%	347,597	100.0%
Allowance for loan losses	(4,161)		(4,219)
Total net loans	$439,707		$343,378

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2014 and December 31, 2013 over twelve months.

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	March 31, 2014	December 31, 2013
+200bp	2.78%	2.54%
+100bp	1.22%	1.22%
Flat	—	—
-100bp	-5.55%	-6.23%
-200bp	-11.32%	-11.05%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (PVE) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2014, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 0.71% as compared to (3.3%) at December 31, 2013.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 34.7% of total assets at March 31, 2014. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At March 31, 2014, the amount of certificates of deposits of $100 thousand or more represented 11.5% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the Bank. At March 31, 2014, we had brokered CDs in the amount of $2.4 million which were acquired in the Savannah River acquisition.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2014, we had issued commitments to extend credit of $66.1 million, including $29.8 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 8.6% and 8.3% of total assets at March 31, 2014 and December 31, 2013, respectively. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2014. In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution. Specific investment securities would be pledged if and when we were to utilize the line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. Generally, to be considered adequately capitalized, the FDIC and Federal Reserve regulatory capital guidelines for Tier 1 capital, total capital and leverage capital ratios are 4.0%, 8.0% and 4.0%, respectively.

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.1%, 14.8%, and 15.6%, respectively, at March 31, 2014 as compared to 10.3%, 16.8%, and 17.9%, respectively, at December 31, 2013. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.7%, 15.7%, and 16.5%, respectively at March 31, 2014 as compared to 10.8%, 17.6% and 18.7%, respectively at December 31, 2013. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.

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

In July 2013, the Federal Reserve Board and the FDIC approved final rules to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, such as the Company, which we collectively refer to herein as covered banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all covered banking institutions. In terms of quality of capital, the final rules emphasize common equity tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Company and the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$415,785	$5,080	4.96%	$337,923	$4,361	5.23%
Securities:	234,966	1,300	2.24%	208,204	907	1.77%
Other short-term investments	20,832	23	0.45%	15,970	15	0.38%
Total earning assets	671,583	6,403	3.87%	562,097	5,283	3.81%
Cash and due from banks	9,915			8,572
Premises and equipment	24,946			17,222
Intangibles	4,291			706
Other assets	26,228			22,164
Allowance for loan losses	(4,236)			(4,666)
Total assets	$732,727			$606,095
Interest-bearing liabilities
Interest-bearing transaction accounts	124,029	38	0.12%	95,237	29	0.12%
Money market accounts	116,326	66	0.23%	60,976	35	0.23%
Savings deposits	50,191	14	0.11%	42,589	11	0.10%
Time deposits	174,384	311	0.72%	182,116	438	0.98%
Other borrowings	77,435	478	2.50%	69,478	491	2.87%
Total interest-bearing liabilities	542,365	907	0.68%	450,396	1,004	0.90%
Demand deposits	121,060			95,777
Other liabilities	5,677			5,397
Shareholders’ equity	63,625			54,525
Total liabilities and shareholders’ equity	$732,727			$606,095

Cost of funds including demand deposits			0.55%			0.74%
Net interest spread			3.19%			2.91%
Net interest income/margin		$5,496	3.32%		$4,279	3.06%
Net interest income/margin (taxable equivalent)		$5,637	3.40%		$4,372	3.13%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (REGISTRANT)

Date: May 12, 2014	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: May 12, 2014	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

