Form 10-Q
period 2014-06-30
FIRST COMMUNITY CORP /SC/
filed 2014-08-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 13, 2014, 6,660,466 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	June 30, 2014	December 31,
	(Unaudited)	2013
ASSETS
Cash and due from banks	$15,011	$8,239
Interest-bearing bank balances	14,228	5,668
Federal funds sold and securities purchased under agreements to resell	513	259
Investment securities - available for sale	248,363	224,355
Other investments, at cost	2,412	2,674
Loans held for sale	2,990	3,790
Loans	444,670	347,597
Less, allowance for loan losses	4,066	4,219
Net loans	440,604	343,378
Property, furniture and equipment - net	29,425	19,444
Bank owned life insurance	14,432	11,072
Other real estate owned	3,302	3,370
Intangible assets	1,077	—
Goodwill	4,390	571
Other assets	9,940	10,489
Total assets	$786,687	$633,309
LIABILITIES
Deposits:
Non-interest bearing demand	$132,555	$111,198
NOW and money market accounts	284,738	174,224
Savings	50,649	51,134
Time deposits less than $100,000	99,830	96,096
Time deposits $100,000 and over	72,285	64,419
Total deposits	640,057	497,071
Securities sold under agreements to repurchase	16,374	18,634
Federal Home Loan Bank advances	37,916	43,325
Junior subordinated debt	15,464	15,464
Other liabilities	5,884	6,144
Total liabilities	715,695	580,638
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,656,139 at June 30, 2014 5,302,674 at December 31, 2013	6,656	5,303
Common stock warrants issued	48	48
Additional paid in capital	75,427	62,214
Restricted stock	(966)	(444)
Accumulated deficit	(10,563)	(11,923)
Accumulated other comprehensive income (loss)	390	(2,527)
Total shareholders’ equity	70,992	52,671
Total liabilities and shareholders’ equity	$786,687	$633,309

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$10,662	$8,823
Taxable securities	1,949	1,312
Non taxable securities	594	486
Federal funds sold and securities purchased under resale agreements	17	15
Other	30	17
Total interest income	13,252	10,653
Interest expense:
Deposits	857	970
Federal funds sold and securities sold under agreement to repurchase	19	18
Other borrowed money	933	963
Total interest expense	1,809	1,951
Net interest income	11,443	8,702
Provision for loan losses	550	250
Net interest income after provision for loan losses	10,893	8,452
Non-interest income:
Deposit service charges	745	728
Mortgage banking income	1,321	2,198
Investment advisory fees and non-deposit commissions	455	416
Gain on sale of securities	86	148
Gain (loss) on sale of other assets	(12)	30
Loss on early extinguishment of debt	(67)	(141)
Other	1,246	999
Total non-interest income	3,774	4,378
Non-interest expense:
Salaries and employee benefits	6,696	5,986
Occupancy	878	680
Equipment	714	597
Marketing and public relations	373	205
FDIC assessments	255	201
Other real estate expense	255	206
Amortization of intangibles	105	96
Merger and acquisition expense	435	—
Other	2,100	1,791
Total non-interest expense	11,811	9,762
Net income before tax	2,856	3,068
Income taxes	793	827
Net income	$2,063	$2,241
Basic earnings per common share	$0.32	$0.42
Diluted earnings per common share	$0.32	$0.42

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
(Dollars in thousands)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$5,582	$4,462
Taxable securities	966	632
Non taxable securities	277	259
Federal funds sold and securities purchased under resale agreements	7	9
Other	17	8
Total interest income	6,849	5,370
Interest expense:
Deposits	428	457
Federal funds sold and securities sold under agreement to repurchase	9	9
Other borrowed money	465	481
Total interest expense	902	947
Net interest income	5,947	4,423
Provision for loan losses	400	100
Net interest income after provision for loan losses	5,547	4,323
Non-interest income:
Deposit service charges	379	367
Mortgage banking income	702	1,183
Investment advisory fees and non-deposit commissions	198	218
Gain on sale of securities	78	133
Gain (loss) on sale of other assets	(24)	32
Loss on early extinguishment of debt	(67)	(141)
Other	633	503
Total non-interest income	1,899	2,295
Non-interest expense:
Salaries and employee benefits	3,272	2,994
Occupancy	465	334
Equipment	375	314
Marketing and public relations	212	112
FDIC assessment	131	102
Other real estate expense	117	115
Amortization of intangibles	63	45
Merger and acquisition expense	15	—
Other	1,135	939
Total non-interest expense	5,785	4,955
Net income before tax	1,661	1,663
Income taxes	460	460
Net income	1,201	$1,203
Basic earnings per common share	$0.18	$0.23
Diluted earnings per common share	$0.18	$0.23

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2014	2013

Net income	$2,063	$2,241

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax of $1,533 and $1,617, respectively	2,973	(3,140)

Less: Reclassification adjustment for gain included in net income, net of tax benefit of $30 and $50, respectively	(56)	(98)

Other comprehensive income (loss)	2,917	(3,238)
Comprehensive income (loss)	$4,980	$(997)

(Dollars in thousands)	Three months ended June 30,
	2014	2013

Net income	$1,201	$1,203

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax $659 and $1,492, respectively.	1,278	(2,896)

Less: Reclassification adjustment for gain included in net income, net of tax of $27 and $45 respectively.	(51)	(88)
Other comprehensive loss	1,227	(2,984)
Comprehensive income (loss)	$2,428	($1,781)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six Months ended June 30, 2014 and June 30, 2013

(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

Balance, December 31, 2012	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income						2,241		2,241
Other comprehensive loss net of tax benefit of $1,667							(3,238)	(3,238)
Issuance of restricted stock	60	60		493	(553)			—
Amortization compensation restricted stock					112			112
Dividends: Common ($0.10 per share)						(519)		(519)
Dividend reinvestment plan	6	6		43				49
Balance, June 30, 2013	5,293	$5,293	$50	$62,151	$(593)	$(13,193)	$(880)	$52,828

Balance, December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						2,063		2,063
Other comprehensive income net of tax of $1,503							2,917	2,917
Issuance of restricted stock	71	71		697	(768)			—
Amortization compensation restricted stock					246			246
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.12 per share)						(703)		(703)
Dividend reinvestment plan	8	8		80				88
Balance, June 30, 2014	6,656	$6,656	$48	$75,427	$(966)	$(10,563)	$390	$70,992

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$2,063	$2,241
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	532	445
Premium amortization (discount accretion)	1,807	2,208
Provision for loan losses	550	250
Writedowns of other real estate owned	110	21
Loss (gain) on sale of other real estate owned	12	(30)
Sale of loans held-for-sale	40,993	76,725
Originations of loans held-for-sale	(40,193)	(72,856)
Amortization of intangibles	105	96
Gain on sale of securities	(86)	(148)
Net decrease in fair value option instruments and derivatives	—	2
Loss on early extinguishment of debt	67	141
Decrease in other assets	1,189	1,047
Decrease in other liabilities	(623)	(763)
Net cash provided from operating activities	6,526	9,379
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(53,320)	(58,755)
Maturity of investment securities available-for-sale	18,960	28,187
Proceeds from sale of securities available-for-sale	36,385	3,515
Proceeds from sale of other investments	261	257
Decrease (increase) in loans	7,858	(9,548)
Net cash disbursed in business combination	(11,353)	—
Proceeds from sale of other real estate owned	790	1,214
Purchase of property and equipment	(2,345)	(442)
Net cash used in investing activities	(2,764)	(35,572)
Cash flows from financing activities:
Increase in deposit accounts	28,881	34,642
Decrease in securities sold under agreements to repurchase	(2,260)	(250)
Advances from the Federal Home Loan Bank	38,100	16,500
Repayment of advances from FHLB	(52,281)	(18,650)
Dividends paid: Common Stock	(703)	(519)
Dividend reinvestment plan	88	49
Net cash provided from financing activities	11,824	31,772
Net increase in cash and cash equivalents	15,586	5,579
Cash and cash equivalents at beginning of period	14,166	18,708
Cash and cash equivalents at end of period	$29,752	$24,287
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,820	$2,314
Income taxes	$210	$210
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$2,917	$(3,238)
Transfer of loans to foreclosed property	$841	$46

See Notes to Consolidated Financial Statements

Note 1- Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and the cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at June 30, 2014 and December 31, 2013, and the Company’s results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Numerator (Net income available to common shareholders)	$2,063	$2,241	$1,201	$1,203
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,654	5,274	6,413	5,292
Dilutive securities:
Deferred compensation	18	—	18	—
Warrants – Treasury stock method	47	38	46	37
Diluted earnings per share	6,719	5,312	6,477	5,329
The average market price used in
calculating assumed number of shares	$10.88	$9.15	$10.86	$9.05

At June 30, 2014, there were 70,903 outstanding options at an average exercise price of $20.83. None of these options has an exercise price below the average market price of $10.86 for the three-month period ended June 30, 2014 or $10.88 for the six-month period ended June 30, 2014, and, therefore they are not deemed to be dilutive. At June 30, 2013, there were 73,022 outstanding options at an average exercise price of $20.23. None of these options has an exercise price below the average market price of $9.05 for the three-month period ended June 30, 2013 or $9.15 for the six-month period ended June 30, 2013, and, therefore they are not deemed to be dilutive. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing on December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
Government sponsored enterprises	$3,395	$33	$25	$3,403
Mortgage-backed securities	146,287	1,098	906	146,479
Small Business Administration pools	51,098	356	577	50,877
State and local government	44,761	939	414	45,286
Corporate and other securities	2,349	—	31	2,318
	$247,890	$2,426	$1,953	$248,363
December 31, 2013:
Government sponsored enterprises	$3,388	$1	$143	$3,246
Mortgage-backed securities	120,925	757	2,006	119,676
Small Business Administration pools	56,595	376	851	56,120
State and local government	45,048	96	2,146	42,998
Corporate and other securities	2,348	21	54	2,315
	$228,304	$1,251	$5,200	$224,355

During the six months ended June 30, 2014 and June 30, 2013, the Company received proceeds of $36.3 million and $3.5 million, respectively, from the sale of investment securities available-for-sale. For the six months ended June 30, 2014, gross realized gains amounted to $149 thousand and gross realized losses amounted to $63 thousand. Gross realized gains amounted to $149.4 thousand for the six months ended June 30, 2013 and there were no gross realized losses for the same period. During the three months ended June 30, 2014 and June 30, 2013, the Company received proceeds of $15.4 million and $1.7 million, respectively, from the sale of investment securities available-for-sale.  For the three months ended June 30, 2014, gross realized gains amounted to $140 thousand and gross realized losses amounted to $8 thousand. Gross realized gains amounted to $133 thousand for the three months ended June 30, 2013 and there were no gross realized losses for the same period.

At June 30, 2014, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $840.0 thousand, foreign debt of $60.2 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $817.8 thousand, foreign debt of $59.7 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.4 million and $2.7 million at June 30, 2014 and December 31, 2013 respectively.

Note 3—Investment Securities – continued

There were no OTTI losses recorded on available-for-sale securities for the quarters ended June 30, 2014 and June 30, 2013.

The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the six months ended June 30, 2014 and June 30, 2013.

(Dollars in thousands)	2014	2013
	Available for	Available for
	Sale	Sale

Balance at beginning of period	$—	$271

Other-than-temporary-impairment not previously recognized	—	—

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	—
Other-than-temporary-impairment previously recognized on securities sold	—	—
Realized losses during the period	—	(46)
Balance related to credit losses on debt securities
at end of period	$—	$225

As of June 30, 2014 and December 31, 2013 there were no non-agency mortgage-backed securities (“MBSs”) rated below investment grade.

Note 3—Investment Securities - continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or more		Total
June 30, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$1,475	$25	$1,475	$25
Government Sponsored Enterprise mortgage-backed securities	37,110	252	29,025	654	66,135	906
Small Business Administration pools	8,301	57	20,269	520	28,570	577
Non-agency mortgage-backed securities	—	—	—	—	—	—
State and local government	1,582	7	13,809	407	15,391	414
Corporate bonds and other	—	—	890	32	890	32
Total	$46,993	$316	$65,468	$1,638	$112,461	$1,954

	Less than 12 months		12 months or more		Total
December 31, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$3,230	$143	$—	$—	$3,230	$143
Government Sponsored Enterprise mortgage-backed securities	74,251	1,814	6,354	184	80,605	1,998
Small Business Administration pools	19,150	628	9,294	223	28,444	851
Non-agency mortgage-backed securities	716	8	—	—	716	8
State and local government	33,257	1,856	3,337	290	36,594	2,146
Corporate bonds and other	872	53	50	1	922	54
Total	$131,476	$4,502	$19,035	$698	$150,511	$5,200

Government Sponsored Enterprise, Mortgage-Backed Securities: At June 30, 2014, the Company owns MBSs, including collateralized mortgage obligations (“CMOs”), with an amortized cost of $145.4 million and approximate fair value of $145.6 million, issued by government sponsored enterprises (“GSEs”). At December 31, 2013, the Company owned MBSs, including CMOs with an amortized cost of $120.9 million and approximate fair value of $119.7 million, issued by GSEs. As of June 30, 2014 and December 31, 2013, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2014.

Non-agency Mortgage-Backed Securities: The Company also holds private label MBSs (“PLMBSs”), including CMOs, at June 30, 2014 with an amortized cost of $848.3 thousand and approximate fair value of $859.2 thousand. The Company held PLMBSs, including CMOs, at December 31, 2013 with an amortized cost of $954.2 thousand and approximate fair value of $949.0 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. There were no PLMBSs rated below investment grade as of June 30, 2014.

Note 3—Investment Securities - continued

Corporate Bonds: Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. As of June 30, 2014, the Company owns one corporate bond which is rated above investment grade. The Company does not consider this investment to be OTTI.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at June 30, 2014.

The amortized cost and fair value of investment securities at June 30, 2014, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,119	$5,127
Due after one year through five years	113,262	113,595
Due after five years through ten years	114,767	115,115
Due after ten years	14,742	14,526
	$247,890	$248,363

Note 4—Loans

Loans summarized by category as of June 30, 2014, December 31, 2013 and June 30, 2013 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Commercial, financial and agricultural	$34,970	$19,925	$20,908
Real estate:
Construction	23,736	18,933	15,232
Mortgage-residential	48,114	37,579	38,363
Mortgage-commercial	297,982	237,701	233,769
Consumer:
Home equity	31,536	25,659	25,437
Other	8,332	7,800	7,380
Total	$444,670	$347,597	$341,089

Note 4—Loans - continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2014 and June 30, 2013 and for the year ended December 31, 2013 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014

Allowance for loan losses:
Beginning balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	—	—	35	689	—	20	—	744
Recoveries	24	—	9	—	—	8	—	41
Provisions	(77)	83	(59)	889	6	(16)	(276)	550
Ending balance June 30, 2014	$180	$109	$206	$1,317	$118	$52	$2,084	$4,066

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$12	$—	$—	$—	$16

Collectively evaluated for impairment	180	109	202	1,305	118	52	2,084	4,050

Loans receivable:
Ending balance-total	$34,970	$23,736	$48,114	$297,982	$31,536	$8,332	$—	$444,670

Ending balances:
Individually evaluated for impairment	62	—	1,136	6,930	73	6	—	8,207

Collectively evaluated for impairment	$34,908	$23,736	$46,978	$291,052	$31,463	$8,326	$—	$436,463

Note 4—Loans - continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013

Allowance for loan losses:
Beginning balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	7	—	36	397	44	39	—	523
Recoveries	20	—	62	—	1	8	—	91
Provisions	(87)	25	58	157	(131)	110	118	250
Ending balance June 30, 2013	$264	$25	$319	$1,082	$226	$96	$2,427	$4,439

Ending balances:
Individually evaluated for impairment	$—	$—	$5	$—	$—	$—	$—	$5

Collectively evaluated for impairment	264	25	314	1,082	226	96	2,427	4,434

Loans receivable:
Ending balance-total	$20,908	$15,232	$38,363	$233,769	$25,437	$7,380	$—	$341,089

Ending balances:
Individually evaluated for impairment	84	—	721	5,759	—	7	—	6,571

Collectively evaluated for impairment	$20,824	$15,232	$37,642	$228,010	$25,437	$7,373	$—	$334,518

Note 4—Loans - continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2013

Allowance for loan losses:
Beginning balance January 1, 2013	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	—	—	(47)	(897)	(67)	(79)	—	(1,090)
Recoveries	47	—	72	—	—	41	—	160
Provisions	(152)	26	31	692	(221)	101	51	528
Ending balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	233	26	287	1,117	112	80	2,360	4,215

Loans receivable:
Ending balance-total	$19,925	$18,933	$37,579	$237,701	$25,659	$7,800	$—	$347,597

Ending balances:
Individually evaluated for impairment	76	—	951	4,834	109	12	—	5,982

Collectively evaluated for impairment	$19,849	$18,933	$36,628	$232,867	$25,550	$7,788	—	$341,615

Loans outstanding to bank directors, executive officers and their related business interests amounted to $11.1 million and $9.7 million at June 30, 2014 and June 30, 2013, respectively. Repayments on these loans during the six months ended June 30, 2014 were $383 thousand and loans made amounted to $1.4 million. Repayments on these loans during the six months ended June 30, 2013 were $2.1 million and loans made amounted to $500 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans - continued

The detailed activity in the allowance for loan losses as of and for the three months ended June 30, 2014 and the three months ended June 30, 2013 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014

Allowance for loan losses:
Beginning balance March 31, 2014	$243	$163	$256	$1,024	$114	$63	$2,298	$4,161
Charge-offs	—	—	—	502	—	12	—	514
Recoveries	7	—	8	—	—	4	—	19
Provisions	(70)	(54)	(58)	795	4	(3)	(214)	400
Ending balance June 30, 2014	$180	$109	$206	$1,317	$118	$52	$2,084	$4,066

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013

Allowance for loan losses:
Beginning balance March 31, 2013	$409	$21	$199	$1,075	$236	$78	$2,516	$4,534
Charge-offs	—	—	32	162	2	13	—	209
Recoveries	9	—	1	—	1	3	—	14
Provisions	(154)	4	151	169	(9)	28	(89)	100
Ending balance June 30, 2013	$264	$25	$319	$1,082	$226	$96	$2,427	$4,439

Note 4—Loans - continued

The following table presents at June 30, 2014 and December 31, 2013 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	June 30,	December 31,
	2014	2013
Total loans considered impaired	$8,207	$5,982
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	296	55
Related allowance	16	4
Loans considered impaired and previously written down to fair value	7,911	5,927
Average impaired loans	11,013	7,637

The following tables are by loan category and present at June 30, 2014, June 30, 2013 and December 31, 2013 loans individually evaluated and considered impaired under FAS ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2014	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$62	$68	$—	$134	$—	$133	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	1,082	1,187	—	1,307	4	1,303	—
Mortgage-commercial	6,688	8,083	—	9,188	23	8,910	6
Consumer:
Home Equity	73	77	—	75	—	75	—
Other	6	6	—	8	—	8	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	54	54	4	55	2	55	1
Mortgage-commercial	242	242	12	246	6	246	3
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$62	$68	$—	$134	$—	$133	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	1,136	1,241	4	1,362	6	1,358	1
Mortgage-commercial	6,930	8,325	12	9,434	29	9,156	9
Consumer:
Home Equity	73	77	—	75	—	75	—
Other	6	6	—	8	—	8	—
	$8,207	$9,717	$16	$11,013	$35	$10,730	$10

Note 4—Loans - continued

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2013	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$84	$84	$—	$149	$8	$264	$—
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	664	679	—	749	15	744	12
Mortgage-commercial	5,759	6,429	—	6,747	97	6,764	16
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	7	7	—	18	—	17	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	57	57	5	56	7	58	2
Mortgage-commercial	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$84	$84	$—	$149	$8	$264
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	721	736	5	805	22	802	14
Mortgage-commercial	5,759	6,429	—	6,747	97	6,764	16
Consumer:
Home Equity	—	—	—	—	—	—
Other	7	7	—	18	—	17
	$6,571	$7,256	$5	$7,719	$127	$7,847	$30

Note 4—Loans - continued

(Dollars in thousands)				Year ended
December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$76	$76	$—	$146	$8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	896	998	—	1,096	121
Mortgage-commercial	4,834	5,447	—	6,204	27
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	56	9
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	76	76	—	146	8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	951	1,053	4	1,152	121
Mortgage-commercial	4,834	5,447	—	6,204	36
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1
	$5,982	$6,698	$4	$7,637	$170

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of June 30, 2014 and December 31, 2013, no loans were classified as doubtful.

(Dollars in thousands)
June 30, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$33,452	$1,437	$81	$—	$34,970
Real estate:
Construction	22,575	1,161	—	—	23,736
Mortgage – residential	45,658	1,031	1,425	—	48,114
Mortgage – commercial	277,272	6,824	13,886	—	297,982
Consumer:
Home Equity	30,569	720	247	—	31,536
Other	8,075	101	156	—	8,332
Total	$417,601	$11,274	$15,795	$—	$444,670

(Dollars in thousands)
December 31, 2013		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,627	$218	$80	$—	$19,925
Real estate:
Construction	15,341	3,592	—	—	18,933
Mortgage – residential	36,614	229	736	—	37,579
Mortgage – commercial	223,110	5,813	8,778	—	237,701
Consumer:
Home Equity	23,800	855	1,004	—	25,659
Other	7,788	—	12	—	7,800
Total	$326,280	$10,707	$10,610	$—	$347,597

At June 30, 2014 and December 31, 2013, non-accrual loans totaled $7.7 million and $5.4 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2014 and December 31, 2013 amounted to $560 thousand and $576 thousand, respectively. TDRs in nonaccrual status at June 30, 2014 and December 31, 2013 amounted to $3.9 million and $2.2 million, respectively.

Loans greater than ninety days delinquent and still accruing interest at June 30, 2014 and December 31, 2013 amounted to $160 thousand and $2 thousand, respectively.

Note 4—Loans - continued

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

Purchase credit impaired (“PCI”) loans acquired totaled $4.2 million at estimated fair value, and acquired performing loans totaling $102.3 million at estimated fair value were not credit impaired. The gross contractual amount receivable for PCI loans and acquired performing loans was approximately $5.7 million and $116.0 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected is $825.0 thousand. Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired company.

In conjunction with the acquisition of Savannah River Financial Corporation (“Savannah River”) on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240

No changes have been made to the initial assumptions used in determining the original basis of PCI loans acquired.

Note 4—Loans - continued

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2014 follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Accretable yield, beginning of period	$239	$272

Accretion	(50)	(83)
Reclassification of nonaccretable difference due to improvement in expected cash flows	(25)	(25)
Accretable yield, end of period	$164	$164

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2014 and December 31, 2013:

(Dollars in thousands) June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$32	$—	$—	$62	$94	$34,876	$34,970
Real estate:
Construction	—	—	—	—	—	23,736	23,736
Mortgage-residential	241	134	—	1,082	1,457	46,657	48,114
Mortgage-commercial	1,496	222	—	6,424	8,142	289,840	297,982
Consumer:
Home equity	20	24	—	73	117	31,419	31,536
Other	130	44	160	6	340	7,992	8,332
Total	$1,919	$424	$160	$7,647	$10,150	$434,520	$444,670

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$8	$2	$76	$86	$19,839	$19,925
Real estate:
Construction	—	—	—	—	—	18,933	18,933
Mortgage-residential	331	277	—	895	1,503	36,076	37,579
Mortgage-commercial	54	908	—	4,314	5,276	232,425	237,701
Consumer:
Home equity	40	—	—	109	149	25,510	25,659
Other	8	—	—	12	20	7,780	7,800
Total	$433	$1,193	$2	$5,406	$7,034	$340,563	$347,597

Note 4—Loans - continued

As a result of adopting the amendments in Accounting Standards Update (“ASU”) 2011-02 (Receivables-Topic 310), the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

The following tables, by loan category, present loans determined to be TDRs during the six month period ended June 30, 2014 and June 30, 2013 and the three month period ended June 30, 2014. There were no loans determined to be TDRs during the three month period ended June 30, 2013.

Troubled Debt Restructurings	For the three and six months ended June 30, 2014
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$1,751	$1,751

Mortgage-Residential	1	$180	$180

Total TDRs	2	$1,931	$1,931

As shown in the table above, two loans were determined to be TDRs during the six months ended June 30, 2014. The interest rate was lowered on both of these loans.

Troubled Debt Restructurings	For the six months ended June 30, 2013
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$257	$257

Total TDRs	1	$257	$257

As shown in the table above, one loan was determined to be a TDR during the six months ended June 30, 2013. The loan was modified to extend the terms outside the Company’s guidelines.

During the three month periods ended June 30, 2014 and June 30, 2013, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Any payment that is past due greater than 30 days is considered to be a payment default.

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

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended Receivables topic of the ASC. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective, stock awards with performance targets that are outstanding at the start of the first fiscal year in the financial statements and to all stock awards that are granted or modified after the effective date. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$29,752	$29,752	$29,752	$—	$—
Available-for-sale securities	248,363	248,363	841	247,105	417
Other investments, at cost	2,412	2,412	—	—	2,412
Loans held for sale	2,990	2,990	—	2,990	—
Net loans receivable	444,670	448,376	—	440,185	8,191
Accrued interest	2,432	2,432	2,432	—	—
Financial liabilities:
Non-interest bearing demand	$132,555	$132,555	$—	$132,555	$—
NOW and money market accounts	284,738	284,738	—	284,738	—
Savings	50,649	50,649	—	50,649	—
Time deposits	172,115	172,677	—	172,677	—
Total deposits	640,057	640,619	—	640,619	—
Federal Home Loan Bank Advances	37,916	40,600	—	40,600	—
Short term borrowings	16,374	16,374	—	16,374	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	683	683	683	—	—

	December 31, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$14,166	$14,166	$14,166	$—	$—
Available-for-sale securities	224,355	224,355	818	223,120	417
Other investments, at cost	2,674	2,674	—	—	2,674
Loans held for sale	3,790	3,790	—	3,790	—
Net loans receivable	343,378	345,262	—	339,284	5,978
Accrued interest	2,267	2,267	2,267	—	—
Financial liabilities:
Non-interest bearing demand	$111,198	$111,198	$—	$111,198	$—
NOW and money market accounts	174,224	174,224	—	174,224	—
Savings	51,134	51,134	—	51,134	—
Time deposits	160,515	161,623	—	161,623	—
Total deposits	497,071	498,179	—	498,179	—
Federal Home Loan Bank Advances	43,325	47,011	—	47,011	—
Short term borrowings	18,634	18,634	—	18,634	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	694	694	694	—	—

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2014 and December 31, 2013 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2014 or December 31, 2013 that are measured on a recurring basis.

Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,403	$—	$3,403	$—
Mortgage-backed securities	146,479	—	146,479	—
Small Business Administration securities	50,877	—	50,877	—
State and local government	45,286	—	45,286	—
Corporate and other securities	2,318	841	1,060	417
Total	$248,362	$840	$247,105	$417

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,246	$—	$3,246	$—
Mortgage-backed securities	119,676	—	119,676	—
Small Business Administration securities	56,120	—	56,120	—
State and local government	42,998	—	42,998	—
Corporate and other securities	2,315	818	1,080	417
Total	$224,355	$818	$223,120	$417

Note 6 – Fair Value of Financial Instruments - continued

The following tables reconcile the changes in Level 3 financial instruments for the six and three months ended June 30, 2014, that are measured on a recurring basis.

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2013	$417
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Ending Balance June 30, 2014	$417

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance March 31, 2014	$417
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Ending Balance June 30, 2014	$417

The following tables reconcile the changes in Level 3 financial instruments for the six and three months ended June 30, 2013, that are measured on a recurring basis.

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2012	$(338)	$417
Total gains or losses (realized/unrealized)
Included in earnings	(2)	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	168	—
Transfers in and/or out of Level 3	—	—
Ending Balance June 30, 2013	$(172)	$417

Note 6 – Fair Value of Financial Instruments – continued

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance March 31, 2013	$(254)	$417
Total gains or losses (realized/unrealized)
Included in earnings	(2)	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	84	—
Transfers in and/or out of Level 3	—	—
Ending Balance June 30, 2013	$(172)	$417

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2014 and December 31, 2013 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$62	$—	$—	$62
Real estate:
Mortgage-residential	1,132	—	—	1,132
Mortgage-commercial	6,918	—	—	6,918
Consumer:
Home equity	73	—	—	73
Other	6	—	—	6
Total impaired	8,191	—	—	8,191
Other real estate owned:
Construction	384	—	—	384
Mortgage-residential	248	—	—	248
Mortgage-commercial	2,670	—	—	2,670
Total other real estate owned	3,302	—	—	3,302
Total	$11,493	$—	$—	$11,493

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$76	$—	$—	$76
Real estate:
Mortgage-residential	947	—	—	947
Mortgage-commercial	4,834	—	—	4,834
Consumer:
Home equity	109	—	—	109
Other	12	—	—	12
Total impaired	5,978	—	—	5,978
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	168	—	—	168
Mortgage-commercial	2,901	—	—	2,901
Total other real estate owned	3,370	—	—	3,370
Total	$9,348	$—	$—	$9,348

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $8.2 million and $6.0 million as of June 30, 2014 and December 31, 2013, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,302	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$8,191	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,370	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,978	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

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

The Savannah River transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date based on a third party valuation of significant accounts. Fair values are subject to refinement for up to a year.

Note 7 — Mergers and Acquisitions - continued

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

Note 7 — Mergers and Acquisitions - continued

The operating results of the Company for the period ended June 30, 2014 include the operating results of the acquired assets and assumed liabilities for the 150 days subsequent to the acquisition date of February 1, 2014. Merger-related charges related to the Savannah River acquisition of $435 thousand are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker, travel, printing, supplies and other costs. Additional merger related costs of $539 thousand were included in the consolidated statement of income of the Company for the year ended December 31, 2013.

The following table discloses the impact of the merger with Savannah River (excluding the impact of merger-related expenses) since the acquisition on February 1, 2014 through June 30, 2014. The table also presents certain pro forma information as if Savannah River had been acquired on January 1, 2014 and January 1, 2013. These results combine the historical results of Savannah River in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 or January 1, 2013.

	Actual since
	Acquisition	Pro Forma	Pro Forma
	(February 1, 2014 through	Six Months	Six Months
(Dollars in thousands)	June 30, 2014)	Ended June 30, 2014	Ended June 30, 2013

Total revenues (net interest income plus noninterest income)	$12,981	$15,736	$14,792
Net income	$1,996	$2,517	$2,531

Note 8 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2014 as compared to the six months and three month period ended June 30, 2013 and also analyzes our financial condition as of June 30, 2014 as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

On February 1, 2014, we completed our acquisition of Savannah River and its wholly-owned subsidiary, SRBC. Under the terms of the merger agreement, Savannah River shareholders received either $11.00 in cash or 1.0618 shares of the Company’s common stock, or a combination thereof, for each Savannah River share they owned immediately prior to the merger, subject to the limitation that 60% of the outstanding shares of Savannah River common stock were exchanged for cash and 40% of the outstanding shares of Savannah River common stock were exchanged for shares of the Company’s common stock. The Company issued 1,274,200 shares of common stock in connection with the merger. Total intangibles, including goodwill of $3.8 million and a core deposit premium of $1.2 million, were recorded in conjunction with the acquisition (See Note 7 “Acquisition” to the consolidated financial statements).

On June 23, 2014, First Community Bank (the “Bank”), the wholly-owned subsidiary of the Company, announced that the Bank and First South Bank (“First South”) jointly announced the signing of a purchase and assumption agreement for the Bank to acquire approximately $43 million in deposits and $9 million in loans from First South. This represents all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank will pay a premium of $800 thousand, which may be adjusted based on actual account balances at closing date. The deposits and loans to be acquired from First South will be consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The banks expect the purchase to close by the end of the third quarter of this year, subject to regulatory approval and the satisfaction of other customary closing conditions.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2014 and our notes included in the consolidated financial statements in our 2013 Annual Report on Form 10-K as filed with the SEC.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. As of June 30, 2014 and December 31, 2013, the balance of goodwill was $4.4 million and $571 thousand, respectively. This increase in goodwill was due to the acquisition of Savannah River in the first quarter of 2014 which added $3.8 million in additional goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. These qualitative factors include, but are not limited to, overall deterioration in general economic conditions, industry and market conditions, and overall financial performance. If determined that it is more likely than not that there has been a deterioration in the fair value of the carrying value than the first of a two-step process would be performed. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At June 30, 2014 and December 31, 2013, we were in a net deferred tax asset position.

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

Business Combinations, Method of Accounting for Loans Acquired

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

Comparison of Results of Operations for Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Net Income

As noted above, our acquisition of Savannah River was closed on February 1, 2014. Therefore, the results for the six months ended June 30, 2014 include the impact of this acquisition from February 1, 2014 through June 30, 2014. Our net income for the six months ended June 30, 2014 was $2.1 million or $0.32 diluted earnings per common share, as compared to $2.2 million or $0.42 diluted earnings per common share for the six months ended June 30, 2013. The decrease in net income between the two periods is primarily due to $435 thousand in merger expenses related to our acquisition of Savannah River. In addition, mortgage banking income decreased by $900 thousand in the six months ended June 30, 2014 as compared to the same period in 2013. Net interest income increased $2.7 million for the six months ended June 30, 2014 as compared to the same period 2013. Non-interest expense in the six months ended June 30, 2014 increased $2.0 million as compared to the same period in 2013. Both of these fluctuations are primarily a result of the impact of the Savannah River acquisition. Average earning assets increased by $121.9 million in the first six months of 2014 as compared to the same period in 2013. Average earning assets were $695.5 million during the six months ended June 30, 2014 as compared to $573.6 million during the six months ended June 30, 2013. The net interest margin on a tax equivalent basis increased to 3.38% during the first six months of 2014 as compared to 3.13% during the first six months of 2013.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2014 and 2013, along with average balances and the related interest income and interest expense amounts.

Net interest income was $11.4 million for the six months ended June 30, 2014 as compared to $8.7 million for the six months ended June 30, 2013. The increase in average earning assets as a result of the Savannah River merger contributed to the overall $2.7 million increase in net interest income in the six months ended June 30, 2014 as compared to the same period in 2013. Interest rates over the last several years have remained at historically low levels and continued this trend in the first half of 2014. Our net interest margin on a tax equivalent basis increased 26 basis points, from 3.13% at June 30, 2013 to 3.38% at June 30, 2014. The yield on earning assets increased by 9 basis points in the first half of 2014 as compared to the same period in 2013. The yield on earning assets for the six months ended June 30, 2014 and 2013 was 3.82% and 3.75%, respectively. Loans comprised 61.8% of average earning assets in the first six months of 2014 as compared to 59.4% in the same period of 2013. The yield on our loan portfolio decreased 22 basis points in the six month period ended June 30, 2014 to 5.00% as compared to 5.22% during the same period in 2013. This was partially offset by an increase on the yield on securities of 41 basis points in comparing the same two periods. The overall yield on securities increased due to a significant slowdown in prepayment rates in the MBS portfolio in the first half of 2014. As a result, the related premiums on these securities are amortized over a longer time period. The average balance of our securities portfolio was $219.1 million for the six month period ended June 30, 2013 as compared to $248.4 million in the same period of 2014. The cost of interest-bearing liabilities during the first six months of 2014 was 0.65% as compared to 0.86% in the same period of 2013, reflecting a 21 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 55.5% of our average interest bearing liabilities during the first six months of 2014 as compared to 46.1% in the same period of 2013. Time deposits and borrowed funds, typically the higher costing funds, represent 44.5% of our average interest-bearing funds in the first six months of 2014 as compared to 53.9% during the same period in 2013.

Provision and Allowance for Loan Losses

At June 30, 2014 and December 31, 2013, the allowance for loan losses was $4.1 and $4.2 million, respectively. This represented 0.91% of total loans and 1.21% of loans at June 30, 2014 and December 31, 2013, respectively. No allowance for loan losses related to the Savannah River acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio. There were no adjustments in the second quarter of 2014 to the original assumptions. At June 30, 2014, the allowance for loan losses plus the fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.31%. Our provision for loan losses was $550 thousand for the six months ended June 30, 2014 as compared to $250 thousand for the six months ended June 30, 2013. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

Non-performing assets were $11.1 million (1.41% of total assets) at June 30, 2014 as compared to $11.1 million (1.40% of total assets) and $8.8 million (1.39% of total assets) at March 31, 2014 and December 31, 2013, respectively. The increase in non-performing assets between December 31, 2013 and June 30, 2014 results primarily from one credit that had previously been identified as a potential problem loan being placed in non-accrual status. This $1.8 million loan is secured by a residential subdivision and commercial real estate which has been written down to the estimated fair value of the underlying collateral. While we believe these non-performing ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 32 loans, totaling $7.8 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2014. The average balance of the remaining 31 loans, which excludes the previously mentioned $1.8 million non-performing loan, is approximately $193.5 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At June 30, 2014, we had one loan delinquent more than 90 days and still accruing interest with a current balance of $160 thousand. At June 30, 2014, we had loans totaling $2.3 million that were delinquent 30 days to 89 days which represented 0.53% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified one loan relationship in the amount of $763 thousand that is current as to principal and interest and not included in non-performing assets that could represent a potential problem loan. This balance is included as substandard loans in Note 4 of the financial statements.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4– Loans). The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The annualized weighted average loss ratios over the 24 month period ended June 30, 2014 for loans classified substandard, special mention and pass have been approximately 4.17%, 3.68% and 0.061%, respectively. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes.

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

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013

Average loans (including loans held for sale) outstanding	$430,000	$340,983
Loans outstanding at period end	$444,670	$341,089
Non-performing assets:
Nonaccrual loans	$7,647	$5,978
Loans 90 days past due still accruing	160	—
Repossessed-other	—	—
Foreclosed real estate and other assets	3,302	2,824
Total non-performing assets	$11,109	$8,802

Beginning balance of allowance	$4,219	$4,621
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	35	36
Non-residential real estate	689	397
Home equity	—	44
Commercial	20	7
Installment & credit card	—	39
Total loans charged-off	744	523
Recoveries:
1-4 family residential mortgage	9	62
Non-residential real estate	—	—
Home equity	—	1
Commercial	24	20
Installment & credit card	8	8
Total recoveries	41	91
Net loan charge offs	703	432
Provision for loan losses	550	250
Balance at period end	$4,066	$4,439

Net charge-offs to average loans	0.16%	0.13%
Allowance as percent of total loans	0.91%	1.30%
Non-performing assets as % of total assets	1.41%	1.39%
Allowance as % of non-performing loans	52.08%	74.26%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2014		December 31, 2013
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$180	7.9%	$233	5.7%
Real Estate – Construction	109	5.3%	26	5.5%
Real Estate Mortgage:
Commercial	1,317	67.0%	1,117	68.4%
Residential	206	10.8%	291	10.8%
Consumer:
Home Equity	118	7.1%	112	7.4%
Other	52	1.9%	80	2.2%
Unallocated	2,084	N/A	2,360	N/A
Total	$4,066	100.0%	$4,219	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first half of 2014 was $3.8 million as compared to $4.4 million during the same period in 2013. Mortgage banking income decreased $877 thousand. This decrease is a result of a slowdown in mortgage loan activity that began in the second half of 2013. The slowdown resulted from an increase in mortgage loan interest rates during this period that significantly impacted refinancing activity, and the slowdown in refinancing activity has carried into 2014. Although the level of purchase money activity has increased as a percentage of total production, it has not been enough to offset the decline in refinancing activity. Investment advisory fees and non-deposit commissions increased by $39 thousand in the first half of 2014 as compared to the same period in 2013. We added one new investment advisor in the fourth quarter of 2013, and another in the second quarter of 2014, to our financial planning unit. During the first half of 2014, we sold investment securities for a net gain of $86 thousand. At the same time we prepaid $2.0 million in FHLB advances scheduled to mature in 2015 and incurred a loss on the extinguishment of the debt of $67 thousand. During the first half of 2013, we realized gains on the sale of securities of $148 thousand and incurred a loss on early extinguishment of debt in the amount of $141 thousand. Non-interest income “Other” increased $247 thousand in the first half of 2014 as compared to the same period in 2013. This is a result of an increase in debit card fee income of approximately $60 thousand as well as increases in other miscellaneous fee income sources as a result of our overall increase in asset size in the first half of 2014 as compared to the same period in 2013.

Total non-interest expense increased by $2.0 million, or 21%, during the first six months of 2014 as compared to the same period in 2013. Salary and benefit expense increased $710 thousand from $6.0 million in the first half of 2013 to $6.7 million in the first half of 2014. At June 30, 2014, we had 188 full time equivalent employees as compared to 164 at June 30, 2013. This increase in salary and benefit expense and number of full time equivalent employees results from the employees that were added in connection with the acquisition of Savannah River. Occupancy expense and equipment expense increased $198 thousand and $117 thousand, respectively, as compared to the first quarter of 2013, and both are a direct result of the Savannah River merger. Marketing and public relations expense was $373 thousand in the first half of 2014 as compared to $205 thousand in the first half of 2013. The timing of a media campaign in the first half of 2014 resulted in the increased marketing cost as compared to the same period of 2013. During the first half of 2014, we incurred merger and acquisition related expenses of $435 thousand. Of this amount $420 thousand was related to the Savannah River acquisition and $15 thousand was related to the previously announced deposit and loan acquisition from First South. We do not expect merger expenses related to Savannah River to impact future periods. There were no merger expenses for the first six months of 2013. Non- interest expense “Other” increased $309 thousand in the first six months of 2014 to $2.1 million as compared to $1.8 million in the same period of 2013. As noted in the table below, substantially all components of this expense category reflected increases. These increases are primarily a result of the acquisition of Savannah River.

The following is a summary of the components of other non-interest expense:

(In thousands)	Six months ended
	June 30,
	2014	2013
Data processing	$284	$205
Supplies	78	53
Telephone	180	167
Courier	42	35
Correspondent services	91	90
Insurance	138	122
Loss on limited partnership interest	93	101
Postage	88	88
Professional fees	364	288
Director fees	188	141
Shareholder expense	133	85
Other Miscellaneous	421	416
	$2,100	$1,791

Income Tax Expense

Our effective tax rate was 27.8% and 27.0% in the first half of 2014 and 2013, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 27.5% to 30.0% throughout the remainder of 2014.

Comparison of Results of Operations for Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2014 and 2013, along with average balances and the related interest income and interest expense amounts.

Our net income for the second quarter of 2014 was $1.2 million, or $0.18 diluted earnings per common share, as compared to $1.2 million, or $0.23 diluted earnings per common share, in the same period of 2013. The decrease in diluted earnings per share on the same net income base is a result of the increased number of shares outstanding subsequent to the merger with Savannah River. Net interest income increased by $1.5 million for the three months ended June 30, 2014 compared to the same period in 2014. Our taxable equivalent net interest margin in the second quarter of 2014 increased to 3.39% compared to 3.11% in the same period of 2013. The yield on average earning assets increased to 3.83% in the second quarter of 2014 from 3.68% in the second quarter of 2013. The cost of interest bearing liabilities also decreased to 0.63% in the second quarter of 2014 as compared to 0.81% in the second quarter of 2013. Average earning assets were $719.1 million during the second quarter of 2014 as compared to $585.2 million during the second quarter of 2013. As previously discussed, our continued focus and resulting shift in our deposit funding mix has allowed us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 57.3% of our average interest bearing liabilities during the second quarter of 2014 as compared to 47.9% in the same period of 2013. Time deposits and borrowed funds, typically the higher costing funds, represent 42.7% of our average interest-bearing funds in the second quarter of 2014 as compared to 52.1% during the same period in 2013.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2014 was $400 thousand as compared to $100 thousand for the three months ended June 30, 2013. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

For the three months ended June 30, 2014, we had non-interest income of $1.9 million as compared to non-interest income of $2.3 million in the same period of 2013. Mortgage origination fees decreased $481 thousand during the second quarter of 2014 as compared to the same period in 2013. As noted previously, an increase in interest rates during the second half of 2013 resulted in a slowdown in mortgage refinancing activity that continued to impact the second quarter of 2014. As previously discussed, during the second quarter of 2014, we sold securities that resulted in a gain of $78 thousand. The proceeds from the sale were used to pay down $2.0 million in FHLB advances which resulted in a $67 thousand prepayment penalty. In the second quarter of 2013, we also sold securities and paid down $2.0 million in FHLB advances. These transactions resulted in a gain on the sale of securities of $133 thousand which partially offset the prepayment penalty on the FHLB advance pay-down of $141 thousand. Non-interest income “Other” increased $130 thousand during the three months ended June 30, 2014 as compared to the same period in 2013. As previously discussed under the six months results, this increase reflects an increase in various fees, including debit card fees, as result of the increase in the overall asset size subsequent to the Savannah River merger.

Total non-interest expense increased only $830 thousand in the second quarter of 2014, compared to the same period of 2013. Salaries and benefits increased $278 thousand in the second quarter of 2014 as compared to the same period in 2013. This increase is a result of the addition of the Savannah River employees as well as normal salary adjustments. The increases between the two periods of $131 thousand and $61 thousand in occupancy and equipment expenses, respectively, are a result of the Savannah River acquisition and the addition of their two branch offices. Our FDIC insurance assessment increased $29 thousand in the second quarter of 2014, as compared to the same period in 2013. This increase reflects the larger asset base used to calculate the quarterly assessments. As noted in the discussion of the six months results, all components of this expense category reflected increases which are primarily a result of the acquisition of Savannah River. During the second quarter of 2014, we had a full three months of the impact of the acquisition whereas during the first quarter only two months reflect the impact of the acquisition.

Financial Position

Assets totaled $786.7 million at June 30, 2014 as compared to $633.3 million at December 31, 2013, an increase of $153.4 million. The acquisition of Savannah River added $152.2 million in total assets at fair value during the first quarter of 2014. Loans (excluding loans held for sale) at June 30, 2014 were $444.7 million as compared to $347.6 million at December 31, 2013. Organic loans (loans not acquired from the Savannah River acquisition) decreased by approximately $9.4 million during the six months ended June 30, 2014. Although organic loan production was $38.3 million during the first half of 2014, this did not overcome some anticipated and significant loan payoffs. Total loans at fair value acquired in the acquisition of Savannah River amounted to $106.5 million. At June 30, 2014 and December 31, 2013, loans (excluding loans held for sale) accounted for 62.4% and 58.9% of earning assets, respectively. The loan-to-deposit ratio at June 30, 2014 was 69.9% as compared to 70.7% at December 31, 2013. Investment securities increased to $250.8 million at June 30, 2014 from $227.0 million at December 31, 2013. We acquired $23.1 million in securities at fair value as result of the Savannah River acquisition. Most of these securities were sold subsequent to the closing of the transaction. The increase in the investment portfolio during the first half of 2014 was primarily funded by an organic increase in deposits of $28.9 million. A continued focus on growing pure deposits (deposits less time deposits) resulted in an organic increase in these balances of $41.9 million in the first half of 2014. Deposits were $640.1 million at June 30, 2014 as compared to $497.1 million at December 31, 2013. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic recession as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	June 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$34,970	7.9%	$19,925	5.7%
Real estate:
Construction	23,736	5.3%	18,933	5.5%
Mortgage – residential	48,114	10.8%	37,579	10.8%
Mortgage – commercial	297,982	67.0%	237,701	68.4%
Consumer:
Home Equity	31,536	7.1%	25,659	7.4%
Other	8,332	1.9%	7,800	2.2%
Total gross loans	444,670	100.0%	347,597	100.0%
Allowance for loan losses	(4,066)		(4,219)
Total net loans	$440,604		$343,378

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

We are currently asset sensitive within one year. However, neither the “gap” analysis nor asset/liability modeling is a precise indicator of our interest sensitivity position due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities. Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net interest income over the next twelve months.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2014, March 31, 2014 and December 31, 2013 over twelve months.

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	June 30, 2014	March 31, 2014	December 31, 2013
+200bp	+1.62%	+2.78%	+2.54%
+100bp	+0.47%	+1.22%	+1.22%
Flat	—	—	—
-100bp	-5.16%	-5.55%	-6.23%
-200bp	-12.53%	-11.32%	-11.05%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2014 and March 31, 2014, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 0.65% and 0.71%, respectively, as compared to (3.3%) at December 31, 2013.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 33.4% of total assets at June 30, 2014. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At June 30, 2014, the amount of certificates of deposits of $100 thousand or more represented 11.3% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the Bank. At June 30, 2014, we had brokered CDs in the amount of $2.8 million which were acquired in the Savannah River acquisition.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2014, we had issued commitments to extend credit of $61.4 million, including $29.2 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.0% and 8.3% of total assets at June 30, 2014 and December 31, 2013, respectively. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first half of 2014. In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution. Specific investment securities would be pledged if and when we were to utilize the line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.6%, 15.0%, and 15.8%, respectively, at June 30, 2014 as compared to 10.3%, 16.8%, and 17.9%, respectively, at December 31, 2013. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.1%, 15.8%, and 16.6%, respectively at June 30, 2014 as compared to 10.8%, 17.6% and 18.7%, respectively at December 31, 2013. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$444,060	$5,582	5.06%	$344,009	$4,462	5.20%
Securities:	261,673	1,243	1.91%	229,845	891	1.55%
Federal funds sold and securities purchased	13,371	24	0.72%	11,320	17	0.60%
Total earning assets	719,104	6,849	3.83%	585,174	5,370	3.68%
Cash and due from banks	10,454			8,403
Premises and equipment	28,720			17,230
Other assets	32,810			22,050
Allowance for loan losses	(4,022)			(4,527)
Total assets	$787,066			$628,330

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$135,875	$46	0.14%	$101,247	$29	0.11%
Money market accounts	145,973	85	0.23%	76,272	44	0.23%
Savings deposits	50,593	15	0.12%	46,355	13	0.11%
Time deposits	174,712	282	0.65%	173,879	371	0.86%
Other borrowings	72,770	474	2.62%	69,455	490	2.83%
Total interest-bearing liabilities	579,923	902	0.63%	467,208	947	0.81%
Demand deposits	131,762			100,967
Other liabilities	5,346			4,993
Shareholders’ equity	70,035			55,162
Total liabilities and shareholders’ equity	$787,066			$628,330

Cost of funds, including demand deposits			0.51%			0.67%
Net interest spread			3.20%			2.87%
Net interest income/margin		$5,947	3.33%		$4,423	3.03%
Net interest income/margin FTE basis	$119	$6,066	3.39%	$109	$4,532	3.11%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$430,000	$10,662	4.99%	$340,983	$8,823	5.22%
Securities:	248,394	2,543	2.06%	219,084	1,798	1.65%
Federal funds sold and securities purchased under agreements to resell	17,078	47	0.55%	13,548	32	0.48%
Total earning assets	695,472	13,252	3.82%	573,615	10,653	3.75%
Cash and due from banks	10,189			8,570
Premises and equipment	26,843			17,226
Other assets	31,671			22,458
Allowance for loan losses	(4,127)			(4,596)
Total assets	$760,048			$617,273
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$129,981	84	0.13%	$91,056	58	0.13%
Money market accounts	131,232	151	0.23%	75,869	79	0.21%
Savings deposits	50,393	29	0.12%	44,485	24	0.11%
Time deposits	174,553	593	0.68%	177,972	809	0.92%
Other borrowings	75,090	952	2.55%	69,466	981	2.85%
Total interest-bearing liabilities	561,249	1,809	0.65%	458,848	1,951	0.86%
Demand deposits	126,440			98,386
Other liabilities	5,512			5,195
Shareholders’ equity	66,847			54,844
Total liabilities and shareholders’ equity	$760,048			$617,273

Cost of funds, including demand deposits			0.53%			0.71%
Net interest spread			3.17%			2.89%
Net interest income/margin		$11,443	3.31%		$8,702	3.06%
Net interest income/margin FTE basis	$255	$11,698	3.38%	$202	$8,904	3.13%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the six and three months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the six and three months ended June 30, 2014 and 2013 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 13, 2014	By: /s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: August 13, 2014	By: /s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the six and three months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the six and three months ended June 30, 2014 and 2013 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

