Form 10-Q
period 2014-09-30
FIRST COMMUNITY CORP /SC/
filed 2014-11-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 13, 2014, 6,660,466 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	September 30, 2014	December 31,
	(Unaudited)	2013
ASSETS
Cash and due from banks	$12,474	$8,239
Interest-bearing bank balances	43,010	5,668
Federal funds sold and securities purchased under agreements to resell	644	259
Investment securities – available-for-sale	260,412	224,355
Investment securities – held-to-maturity	1,352	—
Other investments, at cost	2,160	2,674
Loans held for sale	3,404	3,790
Loans	448,556	347,597
Less, allowance for loan losses	4,156	4,219
Net loans	444,400	343,378
Property, furniture and equipment – net	29,532	19,444
Bank owned life insurance	14,538	11,072
Other real estate owned	3,014	3,370
Intangible assets	1,918	—
Goodwill	4,390	571
Other assets	9,669	10,489
Total assets	$830,917	$633,309
LIABILITIES
Deposits:
Non-interest bearing demand	$146,826	$111,198
NOW and money market accounts	288,864	174,224
Savings	53,176	51,134
Time deposits less than $100,000	110,275	96,096
Time deposits $100,000 and over	87,830	64,419
Total deposits	686,971	497,071
Securities sold under agreements to repurchase	17,650	18,634
Federal Home Loan Bank advances	32,312	43,325
Junior subordinated debt	15,464	15,464
Other liabilities	5,957	6,144
Total liabilities	758,354	580,638
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,660,466 at September 30, 2014 5,302,674 at December 31, 2013	6,660	5,303
Common stock warrants issued	48	48
Additional paid in capital	75,467	62,214
Restricted stock	(819)	(444)
Accumulated deficit	(9,402)	(11,923)
Accumulated other comprehensive income (loss)	609	(2,527)
Total shareholders’ equity	72,563	52,671
Total liabilities and shareholders’ equity	$830,917	$633,309

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$16,277	$13,202
Taxable securities	2,936	2,096
Nontaxable securities	933	780
Federal funds sold and securities purchased under resale agreements	25	24
Other	49	25
Total interest income	20,220	16,127
Interest expense:
Deposits	1,272	1,395
Federal funds sold and securities sold under agreement to repurchase	28	27
Other borrowed money	1,381	1,433
Total interest expense	2,681	2,855
Net interest income	17,539	13,272
Provision for loan losses	702	379
Net interest income after provision for loan losses	16,837	12,893
Non-interest income:
Deposit service charges	1,145	1,115
Mortgage banking income	2,337	2,968
Investment advisory fees and non-deposit commissions	722	695
Gain on sale of securities	102	152
Gain (loss) on sale of other assets	(2)	7
Fair value loss adjustments	—	(2)
Loss on early extinguishment of debt	(67)	(141)
Other	1,837	1,525
Total non-interest income	6,074	6,319
Non-interest expense:
Salaries and employee benefits	10,198	8,934
Occupancy	1,367	1,023
Equipment	1,128	907
Marketing and public relations	591	311
FDIC assessments	393	309
Other real estate expense	360	395
Amortization of intangibles	169	128
Merger and acquisition expense	474	33
Other	3,191	2,679
Total non-interest expense	17,871	14,719
Net income before tax	5,040	4,493
Income taxes	1,425	1,206
Net income	$3,615	$3,287

Basic earnings per common share	$0.56	$0.62
Diluted earnings per common share	$0.55	$0.62

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$5,615	$4,379
Taxable securities	987	784
Nontaxable securities	339	294
Federal funds sold and securities purchased under resale agreements	8	9
Other	19	8
Total interest income	6,968	5,474
Interest expense:
Deposits	415	425
Federal funds sold and securities sold under agreement to repurchase	9	9
Other borrowed money	448	470
Total interest expense	872	904
Net interest income	6,096	4,570
Provision for loan losses	152	129
Net interest income after provision for loan losses	5,944	4,441
Non-interest income:
Deposit service charges	400	387
Mortgage banking income	1,016	770
Investment advisory fees and non-deposit commissions	267	279
Gain on sale of securities	16	4
Gain (loss) on sale of other assets	10	(23)
Other	591	524
Total non-interest income	2,300	1,941
Non-interest expense:
Salaries and employee benefits	3,502	2,948
Occupancy	489	343
Equipment	414	310
Marketing and public relations	218	106
FDIC assessment	138	108
Other real estate expense	105	189
Amortization of intangibles	64	32
Merger and acquisition expense	39	33
Other	1,091	888
Total non-interest expense	6,060	4,957
Net income before tax	2,184	1,425
Income taxes	632	379
Net income	$1,552	$1,046

Basic earnings per common share	$0.23	$0.20
Diluted earnings per common share	$0.23	$0.20

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2014	2013

Net income	$3,615	$3,287

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of taxes of $1,699 and $2,027, respectively	3,203	(3,936)

Less: Reclassification adjustment for (gain) loss included in net income, net of taxes of $35 and $52, respectively	(67)	(100)

Other comprehensive income (loss)	3,136	(4,036)
Comprehensive income (loss)	$6,751	$(749)

(Dollars in thousands)	Three months ended September 30,
	2014	2013

Net income	$1,552	$1,046

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of taxes of $118 and $411, respectively.	229	(795)

Less: Reclassification adjustment for (gain) loss included in net income, net of taxes of $5 and $1, respectively.	(11)	(3)

Other comprehensive income (loss)	218	(798)
Comprehensive income	$1,770	$248

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months ended September 30, 2014 and September 30, 2013

(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

Balance, December 31, 2012	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income						3,287		3,287
Other comprehensive loss net of tax benefit of $1,975							(4,036)	(4,036)
Issuance of restricted stock	60	60		493	(553)			—
Amortization compensation restricted stock					187			187
Dividends: Common ($0.17 per share)						(832)		(832)
Dividend reinvestment plan	9	9		71				80
Balance, September 30, 2013	5,296	$5,296	$50	$62,179	$(518)	$(12,460)	$(1,678)	$52,869

Balance, December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						3,615		3,615
Other comprehensive income net of tax of $1,664							3,136	3,136
Issuance of restricted stock	71	71		697	(768)			—
Amortization compensation restricted stock					393			393
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.18 per share)						(1,094)		(1,094)
Dividend reinvestment plan	12	12		120				132
Balance, September 30, 2014	6,660	$6,660	$48	$75,467	$(819)	$(9,402)	$609	$72,563

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$3,615	$3,287
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	827	655
Premium amortization	2,680	3,239
Provision for loan losses	702	379
Write downs of other real estate owned	146	41
Loss (gain) on sale of other real estate owned	2	(7)
Sale of loans held-for-sale	66,548	107,432
Originations of loans held-for-sale	(66,161)	(100,303)
Amortization of intangibles	169	128
Gain on sale of securities	(102)	(152)
Net decrease in fair value option instruments and derivatives	—	2
Loss on early extinguishment of debt	67	141
Write down of land	—	109
Decrease in other assets	1,297	1,572
Increase (decrease) in other liabilities	(572)	1,541
Net cash provided from operating activities	9,218	18,064
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(82,322)	(80,972)
Purchase of investment securities held-to-maturity	(1,352)	—
Maturity of investment securities available-for-sale	28,302	40,653
Proceeds from sale of securities available-for-sale	43,589	6,306
Proceeds from sale of other investments	513	257
Decrease (increase) in loans	11,775	(14,744)
Net cash disbursed in business combination	(11,354)	—
Purchase of loans	(8,705)	—
Proceeds from sale of other real estate owned	1,742	1,476
Purchase of property and equipment	(2,746)	(682)
Net cash used in investing activities	(20,558)	(47,706)
Cash flows from financing activities:
Increase in deposit accounts	35,552	33,615
Increase (decrease) in securities sold under agreements to repurchase	(984)	1,176
Advances from the Federal Home Loan Bank	38,100	16,500
Repayment of advances from FHLB	(57,886)	(18,655)
Purchase of deposit accounts	39,482	—
Dividends paid: Common Stock	(1,094)	(832)
Dividend reinvestment plan	132	80
Net cash provided from financing activities	53,302	31,884
Net increase in cash and cash equivalents	41,962	2,242
Cash and cash equivalents at beginning of period	14,166	18,708
Cash and cash equivalents at end of period	$56,128	$20,950
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,666	$3,212
Income taxes	$860	$210
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$3,136	$(4,036)
Transfer of loans to foreclosed property	$1,574	$1,135

See Notes to Consolidated Financial Statements

First Community Corporation

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and the cash flows of First Community Corporation (“the Company”), present fairly in all material respects the Company’s financial position at September 30, 2014 and December 31, 2013, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Nine months		Three months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Numerator (Net income available to common shareholders)	$3,615	$3,287	$1,552	$1,046
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,496	5,281	6,659	5,295
Dilutive securities:
Deferred compensation	23	—	22	—
Warrants – Treasury stock method	46	41	46	46
Diluted earnings per share	6,565	5,322	6,727	5,341
The average market price used in calculating assumed number of shares	$10.82	$9.50	$10.73	$10.33

At September 30, 2014, there were 69,903 outstanding options at an average exercise price of $20.15. None of these options has an exercise price below the average market price of $10.73 for the three-month period ended September 30, 2014 or $10.82 for the nine-month period ended September 30, 2014, and, therefore they are not deemed to be dilutive. At September 30, 2013, there were 73,022 outstanding options at an average exercise price of $20.23. None of these options has an exercise price below the average market price of $10.33 for the three-month period ended September 30, 2013 or $9.50 for the nine-month period ended September 30, 2013, and, therefore they are not deemed to be dilutive. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing on December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE: (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
Government sponsored enterprises	$3,399	$24	$38	$3,385
Mortgage-backed securities	151,185	905	1,072	151,018
Small Business Administration pools	52,667	376	477	52,566
State and local government	51,009	1,343	223	52,129
Corporate and other securities	1,349	—	35	1,314
	$259,609	$2,648	$1,845	$260,412
December 31, 2013:
Government sponsored enterprises	$3,388	$1	$143	$3,246
Mortgage-backed securities	120,925	757	2,006	119,676
Small Business Administration pools	56,595	376	851	56,120
State and local government	45,048	96	2,146	42,998
Corporate and other securities	2,348	21	54	2,315
	$228,304	$1,251	$5,200	$224,355

HELD-TO-MATURITY (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
State and local government	1,352	—	—	1,352
	$1,352	$—	$—	$1,352
December 31, 2013:
State and local government	—	—	—	—
	$—	$—	$—	$—

During the nine months ended September 30, 2014 and September 30, 2013, the Company received proceeds of $43.6 million and $6.3 million, respectively, from the sale of investment securities available-for-sale.  Gross realized gains amounted to $205 thousand and gross realized losses amounted to $103 thousand for the nine months ended September 30, 2014.  For the nine months ended September 30, 2013, gross realized gains totaled $238 thousand and gross realized losses totaled $86 thousand.   During the three months ended September 30, 2014 and September 30, 2013, the Company received proceeds of $7.2 million and $2.8 million, respectively, from the sale of investment securities available-for-sale. For the three months ended September 30, 2014, gross realized gains amounted to $57 thousand and gross realized losses amounted to $40 thousand.  Gross realized gains totaled $90 thousand and gross realized losses totaled $86 thousand for the three months ended September 30, 2013.  The Company did not sell any investment securities held-to-maturity for the three and nine month periods ended September 30, 2014 or September 30, 2013.

At September 30, 2014, other securities available-for-sale included the following at fair value: mutual funds at $837.2 thousand, foreign debt of $60.2 thousand, and Corporate preferred stock in the amount of $416.8 thousand. At December 31, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $817.8 thousand, foreign debt of $59.7 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.2 million and $2.7 million at September 30, 2014 and December 31, 2013 respectively.

Note 3 – Investment Securities – continued

There were no other than temporary impairment (“OTTI”) losses recorded on securities for the quarters ended September 30, 2014 and September 30, 2013.

The following is an analysis of amounts relating to credit losses on debt securities recognized in earnings during the nine months ended September 30, 2014 and September 30, 2013.

(Dollars in thousands)	2014	2013
	Available	Available
	for Sale	for Sale

Balance at beginning of period	$—	$271

Other-than-temporary-impairment not previously recognized	—	—

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	—
Other-than-temporary-impairment previously recognized on securities sold	—	—
Realized losses during the period	—	(57)
Balance related to credit losses on debt securities at end of period	$—	$214

As of September 30, 2014 and December 31, 2013 there were no non-agency mortgage-backed securities (“MBSs”) rated below investment grade.

Note 3 – Investment Securities - continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2014 and December 31, 2013. There were no unrealized losses for held-to-maturity securities at September 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or more		Total
September 30, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$1,462	$38	$1,462	$38
Government Sponsored Enterprise mortgage-backed securities	49,615	355	30,150	714	79,765	1,069
Small Business Administration pools	8,261	31	21,840	446	30,101	477
Non-agency mortgage-backed securities	265	3	—	—	265	3
State and local government	2,328	8	8,302	215	10,630	223
Corporate bonds and other	—	—	887	35	887	35
Total	$60,469	$397	$62,641	$1,448	$123,110	$1,845

	Less than 12 months		12 months or more		Total
December 31, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$3,230	$143	$—	$—	$3,230	$143
Government Sponsored Enterprise mortgage-backed securities	74,251	1,814	6,354	184	80,605	1,998
Small Business Administration pools	19,150	628	9,294	223	28,444	851
Non-agency mortgage-backed securities	716	8	—	—	716	8
State and local government	33,257	1,856	3,337	290	36,594	2,146
Corporate bonds and other	872	53	50	1	922	54
Total	$131,476	$4,502	$19,035	$698	$150,511	$5,200

Government Sponsored Enterprise, Mortgage-Backed Securities: At September 30, 2014, the Company owns MBSs, including collateralized mortgage obligations (“CMOs”), with an amortized cost of $150.4 million and approximate fair value of $150.2 million, issued by government sponsored enterprises (“GSEs”). At December 31, 2013, the Company owned MBSs, including CMOs with an amortized cost of $120.9 million and approximate fair value of $119.7 million, issued by GSEs. As of September 30, 2014 and December 31, 2013, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2014.

Non-agency Mortgage-Backed Securities: The Company also holds private label MBSs (“PLMBSs”), including CMOs, at September 30, 2014 with an amortized cost of $796.9 thousand and approximate fair value of $813.5 thousand. The Company held PLMBSs, including CMOs, at December 31, 2013 with an amortized cost of $954.2 thousand and approximate fair value of $949.0 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. There were no PLMBSs rated below investment grade as of September 30, 2014.

Note 3 – Investment Securities - continued

Corporate Bonds: Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. As of September 30, 2014, the Company does not own any corporate bonds.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at September 30, 2014.

The amortized cost and fair value of investment securities at September 30, 2014, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,930	$7,976	$—	$—
Due after one year through five years	127,481	127,437	—	—
Due after five years through ten years	109,019	110,047	1,352	1,352
Due after ten years	15,179	14,952	—	—
	$259,609	$260,412	$1,352	$1,352

Note 4 – Loans

Loans summarized by category as of September 30, 2014, December 31, 2013 and September 30, 2013 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Commercial, financial and agricultural	$33,147	$19,925	$19,940
Real estate:
Construction	22,738	18,933	16,110
Mortgage-residential	47,369	37,579	37,506
Mortgage-commercial	305,013	237,701	237,934
Consumer:
Home equity	32,435	25,659	26,011
Other	7,854	7,800	7,563
Total	$448,556	$347,597	$345,064
14

Note 4 – Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2014 and September 30, 2013 and for the year ended December 31, 2013 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014

Allowance for loan losses:
Beginning balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219

Charge-offs	2	—	39	689	—	95	—	825

Recoveries	32	—	15	—	—	13	—	60

Provisions	(116)	12	(101)	1,171	—	65	(329)	702
Ending balance September 30, 2014	$147	$38	$166	$1,599	$112	$63	$2,031	$4,156

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	147	38	162	1,599	112	63	2,031	4,152

Loans receivable:
Ending balance-total	$33,147	$22,738	$47,369	$305,013	$32,435	$7,854	$—	$448,556

Ending balances:

Individually evaluated for impairment	58	—	1,038	6,152	93	5	—	7,346

Collectively evaluated for impairment	$33,089	$22,738	$46,331	$298,861	$32,342	$7,849	$—	$441,210
15

Note 4 – Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013

Allowance for loan losses:
Beginning balance December 31, 2012	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621

Charge-offs	29	—	44	604	67	64	—	808

Recoveries	31	—	64	—	3	33	—	131

Provisions	(136)	27	65	578	(188)	119	(86)	379
Ending balance September 30, 2013	$204	$27	$320	$1,296	$148	$105	$2,223	$4,323

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$165	$—	$—	$—	$169

Collectively evaluated for impairment	204	27	316	1,131	148	105	2,223	4,154

Loans receivable:
Ending balance-total	$19,940	$16,110	$37,506	$237,934	$26,011	$7,563	$—	$345,064

Ending balances:
Individually evaluated for impairment	80	—	872	4,679	—	5	—	5,636

Collectively evaluated for impairment	$19,860	$16,110	$36,634	$233,255	$26,011	$7,558	$—	$339,428
16

Note 4 – Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2013

Allowance for loan losses:
Beginning balance January 1, 2013	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621

Charge-offs	—	—	(47)	(897)	(67)	(79)	—	(1,090)

Recoveries	47	—	72	—	—	41	—	160

Provisions	(152)	26	31	692	(221)	101	51	528
Ending balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	233	26	287	1,117	112	80	2,360	4,215

Loans receivable:
Ending balance-total	$19,925	$18,933	$37,579	$237,701	$25,659	$7,800	$—	$347,597

Ending balances:
Individually evaluated for impairment	76	—	951	4,834	109	12	—	5,982

Collectively evaluated for impairment	$19,849	$18,933	$36,628	$232,867	$25,550	$7,788	—	$341,615

Loans outstanding to bank directors, executive officers and their related business interests amounted to $10.6 million and $9.5 million at September 30, 2014 and September 30, 2013, respectively. Repayments on these loans during the nine months ended September 30, 2014 were $1.1 million and loans made totaled $1.4 million. Repayments on these loans during the nine months ended September 30, 2013 were $1.8 million and loans made totaled $500 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

17

Note 4 – Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended September 30, 2014 and the three months ended September 30, 2013 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014

Allowance for loan losses:
Beginning balance June 30, 2014	$180	$109	$206	$1,317	$118	$52	$2,084	$4,066

Charge-offs	2	—	4	—	—	75	—	81

Recoveries	8	—	6	—	—	5	—	19

Provisions	(39)	(71)	(42)	282	(6)	81	(53)	152
Ending balance September 30, 2014	$147	$38	$166	$1,599	$112	$63	$2,031	$4,156

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013

Allowance for loan losses:
Beginning balance June 30, 2013	$264	$25	$319	$1,082	$226	$96	$2,427	$4,439

Charge-offs	22	—	8	207	23	25	—	285

Recoveries	11	—	2	—	2	25	—	40

Provisions	(49)	2	7	421	(57)	9	(204)	129
Ending balance September 30, 2013	$204	$27	$320	$1,296	$148	$105	$2,223	$4,323
18

Note 4 – Loans-continued

The following table presents at September 30, 2014 and December 31, 2013 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	September 30,	December 31,
	2014	2013
Total loans considered impaired	$7,346	$5,982
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	53	55
Related allowance	4	4
Loans considered impaired and previously written down to fair value	7,293	5,927
Average impaired loans	8,827	7,637
19

Note 4 – Loans-continued

The following tables are by loan category and present at September 30, 2014, September 30, 2013 and December 31, 2013 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2014	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$58	$115	$—	$133	$—	$131	$0
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	985	1,344	—	1,227	5	1,221	—
Mortgage-commercial	6,152	7,381	—	7,326	39	7,236	9
Consumer:
Home Equity	93	97	—	79	—	86	—
Other	5	5	—	8	—	6

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	53	53	4	54	2	54	1
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$58	$115	$—	$133	$—	$131	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	1,038	1,397	4	1,281	7	1,275	1
Mortgage-commercial	6,152	7,381	—	7,326	39	7,236	9
Consumer:
Home Equity	93	97	—	79	—	86	—
Other	5	5	—	8	—	6
	$7,346	$8,995	$4	$8,827	$46	$8,734	$10
20

Note 4 – Loans-continued

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2013	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$80	$80	$—	$147	$8	$144	$0
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	816	831	—	973	21	976	3
Mortgage-commercial	4,514	5,104	—	5,708	80	5,713	13
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	5	6	—	17	—	16

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	56	56	4	57	8	57	1
Mortgage-commercial	165	285	165	294	—	291	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$80	$80	$—	$147	$8	$144	$0
Real estate:
Construction	—	—	—	—	—	—
Mortgage-residential	872	887	4	1,030	29	1,033	4
Mortgage-commercial	4,679	5,389	165	6,002	80	6,004	13
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	5	6	—	17	—	16
	$5,636	$6,362	$169	$7,196	$117	$7,197	$17
21

Note 4 – Loans-continued

(Dollars in thousands)				Year ended
December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$76	$76	$—	$146	$8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	896	998	—	1,096	121
Mortgage-commercial	4,834	5,447	—	6,204	27
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	56	9
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	76	76	—	146	8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	951	1,053	4	1,152	130
Mortgage-commercial	4,834	5,447	—	6,204	27
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1
	$5,982	$6,698	$4	$7,637	$170

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

Note 4 – Loans-continued

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of September 30, 2014 and December 31, 2013, no loans were classified as doubtful.

(Dollars in thousands)
September 30, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$32,179	$893	$75	$—	$33,147
Real estate:
Construction	21,515	1,223	—	—	22,738
Mortgage – residential	44,907	1,117	1,345	—	47,369
Mortgage – commercial	282,097	8,948	13,968	—	305,013
Consumer:
Home Equity	31,412	757	266	—	32,435
Other	7,677	101	76	—	7,854
Total	$419,787	$13,039	$15,730	$—	$448,556

(Dollars in thousands)
December 31, 2013		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,627	$218	$80	$—	$19,925
Real estate:
Construction	15,341	3,592	—	—	18,933
Mortgage – residential	36,614	229	736	—	37,579
Mortgage – commercial	223,110	5,813	8,778	—	237,701
Consumer:
Home Equity	23,800	855	1,004	—	25,659
Other	7,788	—	12	—	7,800
Total	$326,280	$10,707	$10,610	$—	$347,597

At September 30, 2014 and December 31, 2013, non-accrual loans totaled $6.8 million and $5.4 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2014 and December 31, 2013 amounted to $551 thousand and $576 thousand, respectively. TDRs in nonaccrual status at September 30, 2014 and December 31, 2013 amounted to $3.9 million and $2.2 million, respectively.

Loans greater than ninety days delinquent and still accruing interest at September 30, 2014 and December 31, 2013 amounted to $95 thousand and $2 thousand, respectively.

Note 4 – Loans-continued

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

In conjunction with the acquisition of Savannah River Financial Corporation (“Savannah River”) on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240

No changes have been made to the initial assumptions used in determining the original basis of PCI loans acquired.

Note 4 – Loans-continued

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2014 follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Accretable yield, beginning of period	$164	$272

Accretion	(49)	(132)

Reclassification of nonaccretable difference due to improvement in expected cash flows	—	(25)
Accretable yield, end of period	$115	$115

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2014 and December 31, 2013:

(Dollars in thousands) September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$1	$—	$86	$58	$145	$33,002	$33,147
Real estate:
Construction	—	—	—	—	—	22,738	22,738
Mortgage-residential	301	—	9	984	1,294	46,075	47,369
Mortgage-commercial	468	1,066	—	5,654	7,188	297,825	305,013
Consumer:
Home equity	19	17	—	94	130	32,305	32,435
Other	6	3	—	5	14	7,840	7,854
Total	$795	$1,086	$95	$6,795	$8,771	$439,785	$448,556

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$8	$2	$76	$86	$19,839	$19,925
Real estate:
Construction	—	—	—	—	—	18,933	18,933
Mortgage-residential	331	277	—	895	1,503	36,076	37,579
Mortgage-commercial	54	908	—	4,314	5,276	232,425	237,701
Consumer:
Home equity	40	—	—	109	149	25,510	25,659
Other	8	—	—	12	20	7,780	7,800
Total	$433	$1,193	$2	$5,406	$7,034	$340,563	$347,597
25

Note 4 – Loans-continued

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

The following tables, by loan category, present loans determined to be TDRs during the nine month periods ended September 30, 2014 and September 30, 2013. There were no loans determined to be TDRs during the three month periods ended September 30, 2014 and September 30, 2013.

Troubled Debt Restructurings	For the nine months ended September 30, 2014
(Dollars in thousands)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Nonaccrual
Mortgage-Commercial	1	$1,730	$1,730

Mortgage-Residential	1	$180	$180

Total TDRs	2	$1,910	$1,910

As shown in the table above, two loans were determined to be TDRs during the nine months ended September 30, 2014. The interest rate was lowered on both of these loans.

Troubled Debt Restructurings	For the nine months ended September 30, 2013
(Dollars in thousands)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Nonaccrual
Mortgage-Commercial	1	$257	$257

Total TDRs	1	$257	$257

As shown in the table above, one loan was determined to be a TDR during the nine months ended September 30, 2013. The loan was modified to extend the terms outside the Company’s guidelines.

During the three month periods ended September 30, 2014 and September 30, 2013, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Any payment that is past due greater than 30 days is considered to be a payment default.

Note 4 – Loans-continued

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All nonaccrual loans are written down to their corresponding collateral value. All troubled TDR accruing loans that have a loan balance that exceeds the present value of cash flows will have a specific allocation. All nonaccrual loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the Company will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

Note 5 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In February 2013, the FASB amended the Liabilities topic of the Accounting Standards Codification to address obligations resulting from joint and several liability arrangements. The guidance addresses recognition of financial commitments arising from joint and several liability arrangements. Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim. The amendments were effective for the Company for reporting periods beginning after December 15, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended the Equity Method and Joint Ventures topic of the Accounting Standards Codification. The amendments provide criteria that must be met in order to apply a proportional amortization method to Low-Income Housing Tax Credit investments and provide guidance on the method used to amortize the investment, the impairment approach, and the eligibility criteria for entities that have other arrangements (e.g., loans) with the limited liability entity. The amendments will be effective for the Company for new investments in qualified affordable housing projects for interim and annual periods beginning after December 15, 2014. For existing investments in qualified affordable housing projects, the Company will apply the proportional amortization method retrospectively. The Company intends to continue using the effective yield method for existing investments in qualified affordable housing projects. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 5 – Recently Issued Accounting Pronouncement-continued

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 6 – Fair Value of Financial Instruments

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

Note 6 – Fair Value of Financial Instruments - continued

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

Other Real Estate Owned (“OREO”) — OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$56,128	$56,128	$56,128	$—	$—
Held-to-maturity securities	1,352	1,352	1,352	—	—
Available-for-sale securities	260,412	260,412	837	259,158	417
Other investments, at cost	2,160	2,160	—	—	2,160
Loans held for sale	3,404	3,404	—	3,404	—
Net loans receivable	444,400	447,116	—	439,774	7,342
Accrued interest	2,449	2,449	2,449	—	—
Financial liabilities:
Non-interest bearing demand	$146,826	$146,826	$—	$146,826	$—
NOW and money market accounts	288,864	288,864	—	288,864	—
Savings	53,176	53,176	—	53,176	—
Time deposits	198,105	198,875	—	198,875	—
Total deposits	686,971	687,741	—	687,741	—
Federal Home Loan Bank Advances	32,312	34,602	—	34,602	—
Short term borrowings	17,650	17,650	—	17,650	—
Junior subordinated debentures	15,464	15,443	—	15,443	—
Accrued interest payable	709	709	709	—	—

	December 31, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$14,166	$14,166	$14,166	$—	$—
Available-for-sale securities	224,355	224,355	818	223,120	417
Other investments, at cost	2,674	2,674	—	—	2,674
Loans held for sale	3,790	3,790	—	3,790	—
Net loans receivable	343,378	345,262	—	339,284	5,978
Accrued interest	2,267	2,267	2,267	—	—
Financial liabilities:
Non-interest bearing demand	$111,198	$111,198	$—	$111,198	$—
NOW and money market accounts	174,224	174,224	—	174,224	—
Savings	51,134	51,134	—	51,134	—
Time deposits	160,515	161,623	—	161,623	—
Total deposits	497,071	498,179	—	498,179	—
Federal Home Loan Bank Advances	43,325	47,011	—	47,011	—
Short term borrowings	18,634	18,634	—	18,634	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	694	694	694	—	—
30

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2014 and December 31, 2013 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2014 or December 31, 2013 that are measured on a recurring basis.

Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Government sponsored enterprises	$3,385	$—	$3,385	$—
Mortgage-backed securities	151,018	—	151,018	—
Small Business Administration securities	52,566	—	52,566	—
State and local government	52,129	—	52,129	—
Corporate and other securities	1,314	837	60	417
Total	$260,412	$837	$259,158	$417

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Government sponsored enterprises	$3,246	$—	$3,246	$—
Mortgage-backed securities	119,676	—	119,676	—
Small Business Administration securities	56,120	—	56,120	—
State and local government	42,998	—	42,998	—
Corporate and other securities	2,315	818	1,080	417
Total	$224,355	$818	$223,120	$417
31

Note 6 – Fair Value of Financial Instruments - continued

The following tables reconcile the changes in Level 3 financial instruments for the nine and three months ended September 30, 2014 that are measured on a recurring basis.

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2013	$417
Total gains or losses (realized/unrealized)

Included in earnings	—

Included in other comprehensive income	—

Purchases, issuances, and settlements	—

Transfers in and/or out of Level 3	—
Ending Balance September 30, 2014	$417

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance June 30, 2014	$417
Total gains or losses (realized/unrealized)

Included in earnings	—

Included in other comprehensive income	—

Purchases, issuances, and settlements	—

Transfers in and/or out of Level 3	—
Ending Balance September 30, 2014	$417
32

Note 6 – Fair Value of Financial Instruments - continued

The following tables reconcile the changes in Level 3 financial instruments for the nine and three months ended September 30, 2013 that are measured on a recurring basis.

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2012	$(338)	$417
Total gains or losses (realized/unrealized)

Included in earnings	(2)	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	253	—

Transfers in and/or out of Level 3	—	—
Ending Balance September 30, 2013	$(87)	$417

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance June 30, 2013	$(172)	$417
Total gains or losses (realized/unrealized)

Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	85	—

Transfers in and/or out of Level 3	—	—
Ending Balance September 30, 2013	$(87)	$417
33

Note 6 – Fair Value of Financial Instruments – continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2014 and December 31, 2013 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$58	$—	$—	$58
Real estate:
Mortgage-residential	1,034	—	—	1,034
Mortgage-commercial	6,152	—	—	6,152
Consumer:
Home equity	93	—	—	93
Other	5	—	—	5
Total impaired	7,342	—	—	7,342
Other real estate owned:
Construction	424	—	—	424
Mortgage-residential	220	—	—	220
Mortgage-commercial	2,370	—	—	2,370
Total other real estate owned	3,014	—	—	3,014
Total	$10,356	$—	$—	$10,356
34

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$76	$—	$—	$76
Real estate:
Mortgage-residential	947	—	—	947
Mortgage-commercial	4,834	—	—	4,834
Consumer:
Home equity	109	—	—	109
Other	12	—	—	12
Total impaired	5,978	—	—	5,978
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	168	—	—	168
Mortgage-commercial	2,901	—	—	2,901
Total other real estate owned	3,370	—	—	3,370
Total	$9,348	$—	$—	$9,348

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $7.4 million and $6.0 million as of September 30, 2014 and December 31, 2013, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,014	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$7,342	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,370	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,978	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 – Mergers and Acquisitions – Savannah River Financial Corporation

On February 1, 2014, the Company acquired all of the outstanding common stock of Savannah River Financial Corporation of Augusta, Georgia (“Savannah River”), the bank holding company for Savannah River Banking Company (“SRBC”), in a cash and stock transaction. The total purchase price was approximately $33.5 million, consisting of $19.8 million in cash and 1,274,200 shares of our common stock valued at $13.7 million based on a provision in the merger agreement that 60% of the outstanding shares of Savannah River common stock be exchanged for cash and 40% of the outstanding shares of Savannah River common stock be exchanged for shares of the Company’s common stock. The value of the Company’s common stock issued was determined based on the closing price of the common stock on January 31, 2014 as reported by NASDAQ, which was $10.76. Savannah River common shareholders received 1.0618 shares of the Company’s common stock in exchange for each share of Savannah River common stock, or $11.00 per share, subject to the limitations discussed above. The Company issued 1,274,200 shares of its common stock in connection with the merger.

The Savannah River transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date based on a third party valuation of significant accounts. Fair values are subject to refinement for up to a year.

Note 7 – Mergers and Acquisitions-continued

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

Note 7 – Mergers and Acquisitions-continued

The operating results of the Company for the period ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities for the 242 days subsequent to the acquisition date of February 1, 2014. Merger-related charges related to the Savannah River acquisition of $435 thousand are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker, travel, printing, supplies and other costs. Additional merger related costs of $539 thousand were included in the consolidated statement of income of the Company for the year ended December 31, 2013.

The following table discloses the impact of the merger with Savannah River (excluding the impact of merger-related expenses) since the acquisition on February 1, 2014 through September 30, 2014. The table also presents certain pro forma information as if Savannah River had been acquired on January 1, 2014 and January 1, 2013. These results combine the historical results of Savannah River in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 or January 1, 2013.

	Actual since
	Acquisition	Pro Forma	Pro Forma
	(February 1, 2014 through	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2014)	September 30, 2014	September 30, 2013

Total revenues (net interest income plus noninterest income)	$21,377	$24,132	$21,423
Net income	$3,553	$3,760	$3,617

On September 26, 2014, First Community Bank (the “Bank”), the wholly-owned subsidiary of the Company, completed the acquisition of approximately $40 million in deposits and $8.7 million in loans from First South Bank (“First South”). This represented all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand for the deposits and loans acquired. The deposits and loans from First South have been consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The premium paid of $714 thousand plus fair value adjustments recorded on loans and deposits acquired resulted in a core deposit intangible of $365.9 thousand and other identifiable intangible assets in the amount of $538.6 thousand being recorded related to this transaction and is reflected on the consolidated balance sheet at September 30, 2014.

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	expected revenue synergies and cost savings from the acquisition of Savannah River may not be fully realized;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risks, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
39

•	changes in monetary and tax policies;
•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2014 as compared to the nine months and three month period ended September 30, 2013 and also analyzes our financial condition as of September 30, 2014 as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

On February 1, 2014, we completed our acquisition of Savannah River and its wholly-owned subsidiary, SRBC. Under the terms of the merger agreement, Savannah River shareholders received either $11.00 in cash or 1.0618 shares of the Company’s common stock, or a combination thereof, for each Savannah River share they owned immediately prior to the merger, subject to the limitation that 60% of the outstanding shares of Savannah River common stock were exchanged for cash and 40% of the outstanding shares of Savannah River common stock were exchanged for shares of the Company’s common stock. The Company issued 1,274,200 shares of common stock in connection with the merger. Total intangibles, including goodwill of $3.8 million and a core deposit premium of $1.2 million, were recorded in conjunction with the acquisition (See Note 7 “Mergers and Acquisitions” to the consolidated financial statements).

On September 26, 2014, the Bank completed its acquisition of approximately $40 million in deposits and $8.7 million in loans from First South. This represented all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand, for the deposits and loans acquired. The deposits and loans from First South have been consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2014 and our notes included in the consolidated financial statements in our 2013 Annual Report on Form 10-K as filed with the SEC.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. As of September 30, 2014 and December 31, 2013, the balance of goodwill was $4.4 million and $571 thousand, respectively. This increase in goodwill was due to the acquisition of Savannah River in the first quarter of 2014 which added $3.8 million in additional goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. These qualitative factors include, but are not limited to, overall deterioration in general economic conditions, industry and market conditions, and overall financial performance. If determined that it is more likely than not that there has been a deterioration in the fair value of the carrying value than the first of a two-step process would be performed. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Core deposit intangibles consist of costs that resulted from the acquisition of deposits from Savannah River as well as the assumption of deposits from First South in the third quarter of 2014. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in this transaction. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At September 30, 2014 and December 31, 2013, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Net Income

As noted above, our acquisition of Savannah River was closed on February 1, 2014. Therefore, the results for the nine months ended September 30, 2014 include the impact of this acquisition from February 1, 2014 through September 30, 2014. The purchase of loans and assumption of deposits from First South closed on September 26, 2014 and, therefore, this transaction did not have a significant impact on the results of operations for the period ended September 30, 2014. Our net income for the nine months ended September 30, 2014 was $3.6 million or $0.55 diluted earnings per common share, as compared to $3.3 million or $0.62 diluted earnings per common share for the nine months ended September 30, 2013. Diluted earnings per share in the nine months ended September 30, 2014 reflect the additional shares issued in connection with the Savannah River acquisition. The increase in net income between the two periods is primarily due to increased net interest income as result of a higher level of earning assets as well as a 27 basis point improvement in our net interest margin. This was partially offset by an increase in non-interest expense including $474 thousand in merger and acquisition expenses related to our acquisition of Savannah River and the loans and deposits acquired from First South. In addition, mortgage banking income decreased by $631 thousand in the nine months ended September 30, 2014 as compared to the same period in 2013. Net interest income increased $4.3 million for the nine months ended September 30, 2014 as compared to the same period 2013. Non-interest expense in the nine months ended September 30, 2014 increased $3.2 million as compared to the same period in 2013. Both of these fluctuations are primarily a result of the impact of the Savannah River acquisition. Average earning assets increased by $124.7 million in the first nine months of 2014 as compared to the same period in 2013. Average earning assets were $701.7 million during the nine months ended September 30, 2014 as compared to $576.9 million during the nine months ended September 30, 2013. The net interest margin on a tax equivalent basis increased to 3.42% during the first nine months of 2014 as compared to 3.15% during the first nine months of 2013.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2014 and 2013, along with average balances and the related interest income and interest expense amounts.

Net interest income was $17.5 million for the nine months ended September 30, 2014 as compared to $13.3 million for the nine months ended September 30, 2013. The increase in average earning assets as a result of the Savannah River merger contributed to the overall $4.2 million increase in net interest income in the nine months ended September 30, 2014 as compared to the same period in 2013. Interest rates over the last several years have remained at historically low levels and have continued this trend throughout the first nine months of 2014. Our net interest margin on a tax equivalent basis increased 27 basis points, from 3.15% for the nine months ended September 30, 2013 to 3.42% for the same period in 2014. The yield on earning assets increased by 11 basis points in the first nine months of 2014 as compared to the same period in 2013. The yield on earning assets for the nine months ended September 30, 2014 and 2013 was 3.85% and 3.74%, respectively. Loans comprised 62.0% of average earning assets in the first nine months of 2014 as compared to 59.3% in the same period of 2013. The yield on our loan portfolio decreased 16 basis points in the nine month period ended September 30, 2014 to 5.00% as compared to 5.16% during the same period in 2013. This was partially offset by an increase on the yield on securities of 33 basis points in comparing the same two periods. The overall yield on securities increased due to a slowdown in prepayment rates in the MBS portfolio in the first nine months of 2014. As a result, the related premiums on these securities are amortized over a longer time period. The average balance of our securities portfolio was $249.6 million for the nine month period ended September 30, 2014 as compared to $220.7 million for the same period of 2013. The cost of interest-bearing liabilities during the first nine months of 2014 was 0.63% as compared to 0.83% in the same period of 2013, reflecting a 20 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represented 56.5% of our average interest bearing liabilities during the first nine months of 2014 as compared to 47.4% in the same period of 2013. Time deposits and borrowed funds, typically the higher costing funds, represent 43.5% of our average interest-bearing funds in the first nine months of 2014 as compared to 52.6% during the same period in 2013.

Provision and Allowance for Loan Losses

At September 30, 2014 and December 31, 2013, the allowance for loan losses was $4.1 and $4.2 million, respectively. This represented 0.92% and 1.21% of total loans at September 30, 2014 and December 31, 2013, respectively. No allowance for loan losses related to the Savannah River acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio. There were no adjustments in the third quarter of 2014 to the original assumptions. At September 30, 2014, the allowance for loan losses plus the fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.33%. Our provision for loan losses was $702 thousand for the nine months ended September 30, 2014 as compared to $379 thousand for the nine months ended September 30, 2013. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

Non-performing assets were $9.9 million (1.19% of total assets) at September 30, 2014 as compared to $8.7 million (1.39% of total assets) and $8.8 million (1.39% of total assets) at September 30, 2013 and December 31, 2013, respectively. The increase in non-performing assets between December 31, 2013 and September 30, 2014 results primarily from one credit that had previously been identified as a potential problem loan being placed in non-accrual status. This $1.7 million loan is secured by a residential subdivision and commercial real estate which has been written down to the estimated fair value of the underlying collateral. While we believe these non-performing ratios are favorable in comparison to current industry results, we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 47 loans, totaling $6.8 million, that were included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2014. The average balance of the remaining 46 loans, which excludes the previously mentioned $1.7 million non-performing loan, is approximately $113.8 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At September 30, 2014, we had two loans delinquent more than 90 days and still accruing interest with a current balances totaling $95 thousand. At September 30, 2014, we had loans totaling $1.9 million that were delinquent 30 days to 89 days which represented 0.42% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified one loan relationship in the amount of $754 thousand that is current as to principal and interest and not included in non-performing assets that could represent a potential problem loan. This balance is included as substandard loans in Note 4 of the financial statements.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4– Loans). The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The annualized weighted average loss ratios over the 24 month period ended September 30, 2014 for loans classified substandard, special mention and pass have been approximately 4.08%, 3.79% and 0.053%, respectively. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and as conditions change are adjusted to be directionally consistent with these changes.

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

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	Nine months Ended September 30,
	2014	2013
Average loans outstanding (including loans held for sale)	$435,076	$342,183
Loans outstanding at period end	$448,556	$345,064
Non-performing assets:
Nonaccrual loans	$6,795	$5,052
Loans 90 days past due still accruing	95	54
Foreclosed real estate	3,014	3,607
Total non-performing assets	$9,904	$8,713

Beginning balance of allowance	$4,219	$4,621
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	39	44
Multi-family residential	—	—
Non-residential real estate	689	604
Home equity	—	67
Commercial	2	29
Installment & credit card	95	64
Total loans charged-off	825	808
Recoveries:
1-4 family residential mortgage	15	64
Non-residential real estate	—	—
Home equity	—	3
Commercial	32	31
Installment & credit card	13	33
Total recoveries	60	131
Net loan charge offs	765	677
Provision for loan losses	702	379
Balance at period end	$4,156	$4,323

Net charge -offs to average loans	0.18%	0.20%
Allowance as percent of total loans	0.93%	1.25%
Non-performing assets as % of total assets	1.19%	1.37%
Allowance as % of non-performing assets	41.96%	49.62%
46

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2014		December 31, 2013
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$147	7.4%	$233	5.7%
Real Estate – Construction	38	5.1%	26	5.5%
Real Estate Mortgage:
Commercial	1,599	68.0%	1,117	68.4%
Residential	166	10.6%	291	10.8%
Consumer:
Home Equity	112	7.2%	112	7.4%
Other	63	1.7%	80	2.2%
Unallocated	2,031	N/A	2,360	N/A
Total	$4,156	100.0%	$4,219	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2014 was $6.1 million as compared to $6.3 million during the same period in 2013. Mortgage banking income decreased $631 thousand during the first nine months of 2014, which was a result of a slowdown in mortgage loan activity that began in the second half of 2013. The slowdown resulted from an increase in mortgage loan interest rates during this period that impacted refinancing activity, and the slowdown in refinancing activity has carried into 2014. Although the level of purchase money activity has increased as a percentage of total production, it has not been enough to offset the decline in refinancing activity. Investment advisory fees and non-deposit commissions increased by $27 thousand in the first nine months of 2014 as compared to the same period in 2013. We added one new investment advisor in the fourth quarter of 2013 and another in the second quarter of 2014 to our financial planning unit. During the nine months ended September 30, 2014, we sold investment securities for a net gain of $102 thousand. At the same time we prepaid $2.0 million in FHLB advances scheduled to mature in 2015 and incurred a loss on the extinguishment of the debt of $67 thousand. During the first nine months of 2013, we realized gains on the sale of securities of $152 thousand and incurred a loss on extinguishment of debt in the amount of $141 thousand. Non-interest income “Other” increased $312 thousand in the first nine months of 2014 as compared to the same period in 2013. This is a result of an increase in debit card fee income of approximately $82 thousand as well as increases in other miscellaneous fee income sources as a result of our overall increase in asset size in the first nine months of 2014 as compared to the same period in 2013.

Total non-interest expense increased by $3.2 million, or 21.4%, during the first nine months of 2014 as compared to the same period in 2013. Salary and benefit expense increased $1.3 million from $8.9 million in the first nine months of 2013 to $10.2 million in the same period of 2014. At September 30, 2014, we had 188 full time equivalent employees as compared to 166 at September 30, 2013. This increase in salary and benefit expense and number of full time equivalent employees results from the employees that were added in connection with the acquisition of Savannah River. Occupancy expense and equipment expense increased $344 thousand and $221 thousand, respectively, for the nine months ended September 30, 2014, as compared to the first nine months of 2013, and both are a direct result of the Savannah River merger. Marketing and public relations expense was $591 thousand in the first nine months of 2014 as compared to $311 thousand in the same period of 2013. The timing of a media campaign in the first nine months of 2014 resulted in the increased marketing cost as compared to the same period of 2013. For the nine months ended September 30, 2014, we incurred merger and acquisition related expenses of $474 thousand. Of this amount $420 thousand was related to the Savannah River acquisition and $54 thousand was related to cost associated with the deposit assumption and loan acquisition from First South. There were $33 thousand in merger related expenses incurred during the first nine months of 2013. Amortization of intangible expense in the nine months ended September 30, 2014 was $169 thousand as compared to $128 thousand in the same period of 2013. The amortization expense in 2014 represents expense recognition of the Savannah River core deposit premium. The 2013 amortization expense relates to intangibles related to previous acquisitions that were fully written off in 2013. Non-interest expense “Other” increased $512 thousand in the first nine months of 2014 to $3.2 million as compared to $2.7 million in the same period of 2013. As noted in the table below, substantially all components of this expense category reflected increases. These increases are primarily a result of the acquisition of Savannah River.

The following is a summary of the components of other non-interest expense:

(Dollars in thousands)	Nine months ended
	September 30,
	2014	2013
Data processing	$422	$327
Supplies	118	77
Telephone	281	242
Correspondent services	142	131
Subscriptions and publications	117	85
Loss on limited partnership interest	140	156
Insurance	211	186
Postage	141	133
Legal and Professional fees	566	389
Director fees	272	224
Shareholder expenses	132	155
Other Miscellaneous	649	574
	$3,191	$2,679

Income Tax Expense

Our effective tax rate was 28.3% and 26.8% in the first nine months of 2014 and 2013, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 27.5% to 30.0% throughout the remainder of 2014.

Comparison of Results of Operations for Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2014 and 2013, along with average balances and the related interest income and interest expense amounts.

Our net income for the third quarter of 2014 was $1.6 million, or $0.23 diluted earnings per common share, as compared to $1.0 million, or $0.20 diluted earnings per common share, in the same period of 2013. Diluted earnings per share in the three months ended September 30, 2014 reflect the additional shares issued in connection with the Savannah River acquisition. Net interest income increased by $1.5 million for the three months ended September 30, 2014 compared to the same period in 2013. Our taxable equivalent net interest margin in the third quarter of 2014 increased to 3.48% compared to 3.18% in the same period of 2013. The yield on average earning assets increased to 3.88% in the third quarter of 2014 from 3.71% in the third quarter of 2013. The cost of interest bearing liabilities also decreased to 0.61% in the third quarter of 2014 as compared to 0.77% in the third quarter of 2013. Average earning assets were $713.9 million during the third quarter of 2014 as compared to $585.4 million during the third quarter of 2013. As previously discussed, our continued focus and resulting shift in our deposit funding mix has allowed us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represented 58.5% of our average interest bearing liabilities during the third quarter of 2014 as compared to 49.9% in the same period of 2013. Time deposits and borrowed funds, typically the higher costing funds, represent 41.5% of our average interest-bearing funds in the third quarter of 2014 as compared to 50.1% during the same period in 2013.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2014 was $152 thousand as compared to $129 thousand for the three months ended September 30, 2013. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

For the three months ended September 30, 2014, we had non-interest income of $2.3 million as compared to non-interest income of $1.9 million in the same period of 2013. Mortgage banking income increased $246 thousand during the third quarter of 2014 as compared to the same period in 2013. As noted previously, an increase in interest rates during the second half of 2013 resulted in a slowdown in mortgage refinancing activity that continued to impact the first half of 2014. Mortgage lending activity is cyclical with the third quarter typically having a higher level of activity. We realized an increase in activity during the three months ended September 30, 2014, but we anticipate it to slow down somewhat in the fourth quarter of 2014. We continue to focus on this source of revenue and have added two new mortgage loan originators in 2014, one in the Midlands market and the other in the Augusta market. Non-interest income “Other” increased $67 thousand during the three months ended September 30, 2014 as compared to the same period in 2013. As previously discussed under the nine month results, this increase reflects an increase in various fees, including debit card fees, as result of the increase in the overall asset size subsequent to the Savannah River merger.

Total non-interest expense increased $1.1 million in the third quarter of 2014, compared to the same period of 2013. Salaries and benefits increased $554 thousand in the third quarter of 2014 as compared to the same period in 2013. This increase is a result of the addition of the Savannah River employees as well as normal salary adjustments. The increases between the two periods of $146 thousand and $104 thousand in occupancy and equipment expenses, respectively, are primarily a result of the Savannah River acquisition and the addition of their two branch offices. Our FDIC insurance assessment increased $30 thousand in the third quarter of 2014, as compared to the same period in 2013. This increase reflects the larger asset base used to calculate the quarterly assessments. Non-interest expense “Other”, increased $203 thousand in the three months ended September 30, 2014 as compared to the same period of 2013. As noted in the discussion of the nine months results, all components of this expense category reflected increases which are primarily a result of the acquisition of Savannah River.

Financial Position

Assets totaled $830.9 million at September 30, 2014 as compared to $633.3 million at December 31, 2013, an increase of $197.6 million. The acquisition of Savannah River added $152.2 million in total assets at fair value during the first quarter of 2014. In addition, the closing of the loan and deposit acquisition from First South on September 26, 2014 added approximately $40.2 million in total assets at the end of the third quarter of 2014. Loans (excluding loans held for sale) at September 30, 2014 were $448.6 million as compared to $347.6 million at December 31, 2013. Organic loans (loans not acquired from the Savannah River acquisition and the First South loan acquisition) decreased by approximately $14.2 million during the nine months ended September 30, 2014. Although organic loan production was $49.2 million during the first nine months of 2014, this did not overcome some anticipated and significant loan payoffs. Total loans at fair value acquired in the acquisition of Savannah River and First South amounted to $106.5 million and $8.7 million, respectively. At September 30, 2014 and December 31, 2013, loans (excluding loans held for sale) accounted for 59.1% and 58.9% of earning assets, respectively. The loan-to-deposit ratio at September 30, 2014 was 65.8% as compared to 70.7% at December 31, 2013. Investment securities increased to $263.9 million at September 30, 2014 from $227.0 million at December 31, 2013. We acquired $23.1 million in securities at fair value as result of the Savannah River acquisition. Most of these securities were sold subsequent to the closing of the transaction. The increase in interest bearing bank balances to $43.0 million at September 30, 2014 from $5.7 million at December 31, 2013 primarily reflects the net cash received from the First South transaction that closed on September 26, 2014. The increase in the investment portfolio during the first nine months of 2014 was primarily funded by an organic increase in deposits of approximately $35.7 million. Deposits were $687.0 million at September 30, 2014 as compared to $497.1 million at December 31, 2013. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic cycle as borrowers continue to be less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	September 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$33,147	7.4%	$19,925	5.7%
Real estate:
Construction	22,738	5.1%	18,933	5.5%
Mortgage – residential	47,369	10.6%	37,579	10.8%
Mortgage – commercial	305,013	68.0%	237,701	68.4%
Consumer:
Home Equity	32,435	7.2%	25,659	7.4%
Other	7,854	1.7%	7,800	2.2%
Total gross loans	448,556	100.0%	347,597	100.0%
Allowance for loan losses	(4,156)		(4,219)
Total net loans	$444,400		$343,378

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013 over twelve months.

Net Interest Income Sensitivity

Change in short term interest rates			Hypothetical percentage change in net interest income
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
+200bp	+4.52%	+1.62%	+2.78%	+2.54%
+100bp	+2.43%	+0.47%	+1.22%	+1.22%
Flat	—	—	—	—
-100bp	-5.9%	-5.16%	-5.55%	-6.23%
-200bp	-13.76%	-12.53%	-11.32%	-11.05%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2014, June 30, 2014 and March 31, 2014, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 0.66%, 0.65% and 0.71%, respectively, as compared to (3.3%) at December 31, 2013.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 36.7% of total assets at September 30, 2014. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At September 30, 2014, the amount of certificates of deposits of $100 thousand or more represented 12.8% of total deposits. These deposits are issued to local customers many of whom have other product relationships with the Bank. At September 30, 2014, we had brokered CDs in the amount of $2.8 million which were acquired in the Savannah River acquisition.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2014, we had issued commitments to extend credit of $52.5 million, including $29.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 8.7% and 8.3% of total assets at September 30, 2014 and December 31, 2013, respectively. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these have not utilized in 2014. In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution. Specific investment securities would be pledged if and when we were to utilize the line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.9%, 15.1%, and 15.9%, respectively, at September 30, 2014 as compared to 10.3%, 16.8%, and 17.9%, respectively, at December 31, 2013. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.3%, 15.8%, and 16.6%, respectively at September 30, 2014 as compared to 10.8%, 17.6% and 18.7%, respectively at December 31, 2013. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$445,060	$5,615	5.02%	$344,544	$4,379	5.04%
Securities:	251,893	1,326	2.09%	225,922	1,078	1.89%
Federal funds sold and securities purchased	16,937	27	0.63%	14,953	17	0.45%
Total earning assets	713,890	6,968	3.88%	585,419	5,474	3.71%
Cash and due from banks	10,398			8,781
Premises and equipment	29,046			17,193
Other assets	32,316			24,186
Allowance for loan losses	(4,099)			(4,421)
Total assets	$781,551			$631,158

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$133,554	$43	0.13%	$104,146	$27	0.10%
Money market accounts	147,916	88	0.24%	80,839	48	0.24%
Savings deposits	52,346	15	0.11%	48,490	14	0.11%
Time deposits	170,889	269	0.63%	167,516	336	0.80%
Other borrowings	65,782	457	2.76%	67,484	479	2.81%
Total interest-bearing liabilities	570,487	872	0.61%	468,475	904	0.77%
Demand deposits	133,891			104,944
Other liabilities	5,449			5,386
Shareholders’ equity	71,724			52,353
Total liabilities and shareholders’ equity	$781,551			$631,158

Cost of funds, including demand deposits			0.49%			0.63%
Net interest spread			3.27%			2.94%
Net interest income/margin		$6,096	3.40%		$4,570	3.10%
Net interest income/margin FTE basis	$147	$6,243	3.48%	$127	$4,697	3.18%
54

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$435,076	$16,277	5.00%	$342,183	$13,202	5.16%
Securities:	249,573	3,869	2.07%	220,712	2,876	1.74%
Federal funds sold and securities purchased under agreements to resell	17,010	74	0.58%	14,022	49	0.47%
Total earning assets	701,659	20,220	3.85%	576,917	16,127	3.74%
Cash and due from banks	10,279			8,641
Premises and equipment	27,586			17,215
Other assets	31,887			23,716
Allowance for loan losses	(4,118)			(4,537)
Total assets	$767,293			$621,952
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$131,185	127	0.13%	$100,377	85	0.11%
Money market accounts	136,854	239	0.23%	72,634	127	0.23%
Savings deposits	51,053	44	0.12%	45,833	38	0.11%
Time deposits	173,317	862	0.66%	174,450	1,145	0.88%
Other borrowings	71,953	1,409	2.62%	68,798	1,460	2.84%
Total interest-bearing liabilities	564,362	2,681	0.63%	462,092	2,855	0.83%
Demand deposits	128,951			100,596
Other liabilities	5,632			5,260
Shareholders’ equity	68,348			54,004
Total liabilities and shareholders’ equity	$767,293			$621,952

Cost of funds, including demand deposits			0.52%			0.68%
Net interest spread			3.22%			2.91%
Net interest income/margin		$17,539	3.34%		$13,272	3.08%
Net interest income/margin FTE basis	$403	$17,942	3.42%	$329	$13,601	3.15%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the nine and three months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended September 30, 2014 and 2013 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 13, 2014	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: November 13, 2014	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the nine and three months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended September 30, 2014 and 2013 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
59