Form 10-K
period 2014-12-31
FIRST COMMUNITY CORP /SC/
filed 2015-03-27
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $65,117,615 based on the closing sale price of $10.65 on June 30, 2014, as reported on The NASDAQ Capital Market. 6,683,960 shares of the issuer’s common stock were issued and outstanding as of March 27, 2015.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2015.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	expected revenue synergies and cost savings from acquisitions may not be fully realized;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;

•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities; and
•	other risks and uncertainties described under “Risk Factors” below.

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

On September 26, 2014, the Bank completed its acquisition of approximately $40 million in deposits and $8.7 million in loans from First South Bank (“First South”). This represented all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand for the deposits and loans acquired. The deposits and loans from First South have been consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The premium paid of $714 thousand plus fair value adjustments recorded on loans and deposits acquired resulted in a core deposit intangible of $365.9 thousand and other identifiable intangible assets in the amount of $538.6 thousand.

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

The Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation (“Palmetto South”), effective July 31, 2011. The Palmetto South business has been consolidated into our legacy mortgage group known as First Community Mortgage, a division of First Community Bank. First Community Mortgage offers mortgage loan products for home purchase or refinance in the South Carolina and Augusta, Georgia market areas. During the second quarter of 2006, we completed our acquisition of DeKalb Bankshares, Inc., the holding company for The Bank of Camden. On October 1, 2004, we completed our acquisition of DutchFork Bancshares, Inc. and its wholly-owned subsidiary, Newberry Federal Savings Bank.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. These counties, which we refer to as the “Midlands” region of South Carolina, had an estimated aggregate population of 773,0451 and total deposits of approximately $16.2 billion as of June 30, 20142. Lexington County, which is home to six of our Bank’s branch offices, had a population of 273,752 and total deposits of $3.5 billion as of June 30, 2014. As of June 30, 2014, approximately $286 million, or 42.6%, of our total deposits were located in Lexington County. Richland County, in which we have three branches, is the largest county in South Carolina with a population of 399,256 and total deposits of $11.6 billion as of June 30, 2014. Columbia, which is located within Richland County, is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston. Intersected by three major interstate highways (I-20, I-77 and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). The three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia), which we refer to as the Central Savannah River Area market (CSRA), had an aggregate estimated population of 501,595. Aiken County, which has one Bank branch office, had a population of 164,176 and total deposits of $1.9 billion as of June 30, 2014. The Augusta Branch located in Richmond County has a population of 202,003 and total deposits of $3.2 billion.

We believe that we serve attractive banking markets with long-term growth potential and a well educated employment base that helps to support our diverse and relatively stable local economy. According to 2010 U.S. Census Data, Aiken, Richmond, Lexington, Richland, Kershaw and Newberry counties had median household incomes of $44,509, $37,749, $54,069, $48,359, $43,765 and $41,718, respectively, compared to $44,779 for South Carolina and $49,179 for Georgia as a whole. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, are Fort Jackson Army Post, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical Center. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, are Fort Gordon Army Base, Georgia Regents University, Georgia Regents Health System, University Hospital and Savannah River Nuclear Solutions. The Company believes that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

1 All population data is derived from July 2013 estimates based on survey changes to 2010 U.S. Census data.

2 All deposit data as of June 30, 2014 is derived from the most recent data published by the FDIC.

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2014, the maximum amount we could lend to one borrower is $12.6 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2014, there were 25 financial institutions operating approximately 198 offices in Lexington, Richland, Kershaw and Newberry Counties. With the acquisition of Savannah River Financial Corporation we added a branch in Aiken, South Carolina and one in Augusta, Georgia. These two counties, along with Columbia County which is contiguous to Richmond County, make up the area we refer to as CSRA market. There are 21 financial institutions in the CSRA market operating 134 branches. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Market Share

As of June 30, 2014, the most recent date for which market data is available, total deposits in the Bank’s primary market area, Lexington, Richland, Kershaw and Newberry Counties, were over $16.2 billion. At June 30, 2014, our deposits represented 3.29% of the market. As of June 30, 2014, the CSRA market had total deposits of $6.9 billion and our branch deposits represented 1.59% of the market.

Employees

As of December 31, 2014, we had 185 full-time employees. We believe that we have good relations with our employees.

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

We own 100% of the outstanding capital stock of the Bank, and, therefore, we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated there under. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,
•	Granting new authority to the FDIC as liquidator and receiver,
•	Changing the manner in which deposit insurance assessments are made,
•	Requiring regulators to modify capital standards,
•	Establishing the Bureau of Consumer Financial Protection (the “CFPB”),
•	Capping interchange fees that banks charge merchants for debit card transactions,
•	Imposing more stringent requirements on mortgage lenders, and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. The Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, develops and proposes standards for the prudential regulation of banking organizations, including capital standards. In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The final rule became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the final rule will be fully phased in by January 1, 2019.

The rule imposes higher minimum risk-based capital and leverage requirements for covered banking institutions than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio (sometimes referred to as a CET1 ratio) of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from current requirements); and
•	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).
8

In addition, the new rule introduces a new CET1 ratio category for the prompt corrective action regulations. The prompt corrective action CET1 ratio by prompt corrective action threshold is: 6.5% or greater for well capitalized; 4.5% or greater for adequately capitalized; less than 4.5% for undercapitalized; and less than 3% for significantly undercapitalized.

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

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

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

Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and can operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015. At December 31, 2014, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

First Community Bank

As a South Carolina state bank, the Bank’s primary federal regulator is the FDIC and the Bank is also regulated and examined by the S.C. Board. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

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

As further described under “Regulation and Supervision—Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all applicable capital adequacy requirements under these new rules on a fully phased-in basis if such requirements had been effective at that time.

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

As of December 31, 2014, the Bank was deemed to be “well capitalized.”

As further described under “Regulation and Supervision—Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all applicable capital adequacy requirements under these new rules on a fully phased-in basis if such requirements had been effective at that time.

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

On February 18, 2015, the Bank entered into a Stipulation and / to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the “Consent Order”). The Consent Order requires the Bank to take certain actions with respect to the Bank Secrecy Act and anti-money laundering laws and regulations (collectively referred to as the “BSA”), including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. While the Bank recognizes that certain technical aspects of its BSA compliance activities were affected by a temporary period of significant turnover in the Bank’s BSA staff, the Bank believes that it has recognized and addressed substantially all of the BSA compliance issues noted by the FDIC and that, as of the date of this report, it is in compliance with substantially all of the requirements set forth in the Consent Order. Nevertheless, there can be no assurance that the FDIC will ultimately determine that the Bank has met all of the requirements of the Consent Order to its satisfaction.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2014 equaled 1.725 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Negative developments that began in the latter half of 2007 have now began to show some signs of improvement both nationally and in our local markets in South Carolina and Georgia. The competition for deposits and quality loans has increased significantly given the limited number of qualified borrowers. As a result, we may face the following risks:

•	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolio to deteriorate;
•	market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;
•	the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;
•	the value of our securities portfolio may decline; and
•	we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

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
20

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2014, approximately 79.8% of our loan portfolio (excluding loans held for sale) is composed of construction (6.2%), commercial mortgage (66.1%) and commercial loans (7.5%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2014, approximately 92.0% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are related to the economic downturn that began in the latter half of 2007. This downturn resulted in increased inventories of unsold real estate, higher vacancy rates, lower lease rates and higher foreclosure rates, which in turn caused property values for real estate collateral to decline. While economic conditions and real estate in our local markets in South Carolina and Georgia have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change, may cause uninsured damage and other loss of value to real estate that secures these loans and may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2014, we had approximately $314.4 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 70.8 % of our total loans outstanding as of that date. Approximately 26.1%, or $82.1 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 25.7%, or $64.3 million, since December 31, 2013. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2014, commercial business loans comprised 7.5% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $256.4 million in 2014, as compared to $223.5 million in 2013. This represents 35.9% and 38.5% of the average earning assets for the year ended December 31, 2014 and 2013, respectively. At December 31, 2014, the portfolio was 38.1% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2014 and 2013, our securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Economic challenges, especially those affecting the local markets in which we operate, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets of Lexington, Richland, Newberry, and Kershaw Counties, the CSRA and the surrounding areas If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may be adversely affected.

Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise. Adverse changes in, and further deterioration of, the economic conditions of the Southeast United States in general or in our primary markets in South Carolina and Georgia could negatively affect our financial condition, results of operations and profitability. While economic conditions in the states of South Carolina and Georgia, along with the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

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

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
•	Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance (including our Consent Order with the FDIC), fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations;
•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and
•	the risk of loss of key employees and customers.

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

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, community and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to offer products and services in more areas in which they do not have a physical location and for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•	the ability to expand our market position;
•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our underwriting decisions may materially and adversely affect our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2014, approximately $3.8 million of our loans, or 4.61% of our bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 5 loans totaling approximately $0.6 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital. At December 31, 2014, $1.4 million of our commercial loans, or 1.70% of our Bank’s regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Legal and Regulatory Risks

The Bank is subject to a Consent Order with the FDIC requiring improvement in Bank Secrecy Act and anti-money laundering laws and regulations compliance functions.

On February 18, 2015, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order. The Consent Order requires the Bank to take certain actions with respect to the Bank BSA, including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. While the Bank recognizes that certain technical aspects of its BSA compliance activities were affected by a temporary period of significant turnover in the Bank’s BSA staff, the Bank believes that it has recognized and addressed substantially all of the BSA compliance issues noted by the FDIC and that, as of the date of this report, it is in compliance with substantially all of the requirements set forth in the Consent Order. Nevertheless, there can be no assurance that the FDIC will ultimately determine that the Bank has met all of the requirements of the Consent Order to its satisfaction. If the FDIC determines that the Bank has not made sufficient progress in complying with the Consent Order, the FDIC could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

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

Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to increased capital, liquidity and risk management requirements, create additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

On February 18, 2015, the Bank entered into the Consent Order with the FDIC which requires the Bank to take certain actions with respect to the BSA. See the risk factor “We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.” for additional information regarding the Consent Order.

The Dodd-Frank Act has affected and will continue to affect our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business include:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);
•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees for banks with assets of $10 billion or greater;
•	changes in retail banking regulations; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

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

Many provisions of the Dodd-Frank Act became effective immediately upon its enactment or have been implemented by regulations promulgated by various federal agencies. Some provisions of the Dodd-Frank Act require regulations that have not yet been proposed or finalized by the applicable federal agencies. Certain provisions of the Dodd-Frank Act and its implementing regulations may have unintended effects, which will not be clear until sometime after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. For example, the CFPB may create additional requirements or limitations with respect to overdraft protection programs and other banking services, which could reduce the revenue that we receive or increase our expenses. Statutory and regulatory changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. This rule substantially amended the regulatory risk-based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The final rule increases capital requirements and generally includes two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rule permits bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rule adjusts all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction was required.

Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization will be required to maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets, ultimately resulting in a CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5% being needed to avoid limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rule increases the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014, and in February 2014 the debt ceiling was suspended further until March 16, 2015. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

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

Columbia Property. On October 1, 2013 we acquired a building located at 1213 Lady Street, Columbia, South Carolina. The facility is approximately 20,000 square feet. This building has been renovated and is operated as a branch site and additional office space. The cost of the building was $1.1 million. Renovation costs were approximately $1.8 million.

Blythewood Property. On December 30, 2013, we acquired a 1.27 acre site located on Blythewood Road, Blythewood, South Carolina. The site is to be used for building a branch office. Construction of the branch is approximately $1.0 million. The cost of the property was $775 thousand.

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

Augusta Lot: On February 1, 2014, through our acquisition of Savannah River we acquired a 1.91 acre lot located 3602 Exchange Lane, Augusta, Georgia. The total value of the lot was $1.2 million. The property is owned by the Corporation and is excess land adjacent to our Augusta Branch. It is anticipated that this property will be listed for sale.

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

Item 4. Mine Safety Disclosures.

             None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of March 27, 2015, there were approximately 1,539 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of “FCCO.” The following table sets forth the high and low sales price information as reported by NASDAQ in 2014 and 2013, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2014
Quarter ended March 31, 2014	$11.37	$10.21	$0.06
Quarter ended June 30, 2014	$11.29	$10.46	$0.06
Quarter ended September 30, 2014	$10.95	$10.24	$0.06
Quarter ended December 31, 2014	$11.75	$10.51	$0.06
2013
Quarter ended March 31, 2013	$9.25	$8.21	$0.05
Quarter ended June 30, 2013	$10.00	$8.80	$0.05
Quarter ended September 30, 2013	$11.16	$8.44	$0.06
Quarter ended December 31, 2013	$10.50	$9.95	$0.06

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

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$812,363	$633,309	$602,925	$593,887	$599,023
Loans held for sale	4,124	3,790	9,658	3,725	—
Loans	443,844	347,597	332,111	324,311	329,954
Deposits	669,583	497,071	474,977	464,585	455,344
Total common shareholders’ equity	74,528	52,671	54,183	36,759	30,762
Total shareholders’ equity	74,528	52,671	54,183	47,896	41,797
Average shares outstanding, basic	6,538	5,285	4,144	3,287	3,262
Average shares outstanding, diluted	6,607	5,334	4,172	3,287	3,262
Results of Operations:
Interest income	$27,298	$21,783	$23,002	$25,526	$27,511
Interest expense	3,567	3,734	5,428	7,209	9,374
Net interest income	23,731	18,049	17,574	18,317	18,137
Provision for loan losses	881	528	496	1,420	1,878
Net interest income after provision for loan losses	22,850	17,521	17,078	16,897	16,259
Non-interest income	8,031	8,118	7,929	5,710	3,017
Securities gains	182	73	26	575	827
Non-interest expenses	23,960	20,422	19,445	18,401	17,684
Income before taxes	7,103	5,290	5,588	4,781	2,419
Income tax expense	1,982	1,153	1,620	1,457	565
Net income	5,121	4,137	3,968	3,324	1,854
Amortization of warrants	—	—	72	102	96
Preferred stock dividends, including discount accretion and redemption costs	—	—	604	568	568
Net income available to common shareholders	5,121	4,137	3,292	2,654	1,190
Per Share Data:
Basic earnings per common share	$0.78	$0.78	$0.79	$0.81	$0.36
Diluted earnings per common share	0.78	0.78	0.79	0.81	0.36
Book value at period end	11.18	9.93	10.37	11.11	9.41
Tangible book value at period end	10.25	9.83	10.23	10.83	9.14
Dividends per common share	0.24	0.22	0.16	0.16	0.16
Asset Quality Ratios:
Non-performing assets to total assets(3)	1.17%	1.39%	1.45%	2.16%	2.20%
Non-performing loans to period end loans	1.48%	1.56%	1.44%	1.67%	1.90%
Net charge-offs to average loans	0.22%	0.27%	0.17%	0.50%	0.54%
Allowance for loan losses to period-end total loans	0.93%	1.21%	1.39%	1.45%	1.49%
Allowance for loan losses to non-performing assets	43.37%	48.07%	52.77%	35.83%	37.39%
Selected Ratios:
Return on average assets:
GAAP earnings	0.73%	0.66%	0.55%	0.44%	0.20%
Return on average common equity:
GAAP earnings	8.13%	7.68%	7.40%	7.98%	3.73%
Return on average tangible common equity:
GAAP earnings	8.88%	7.78%	7.55%	8.16%	3.87%
Efficiency Ratio(1)	74.14%	76.69%	74.89%	75.58%	73.07%
Noninterest income to operating revenue(2)	25.71%	31.22%	31.16%	25.55%	17.48%
Net interest margin (tax equivalent)	3.40%	3.18%	3.22%	3.33%	3.26%
Equity to assets	9.17%	8.32%	8.99%	8.06%	6.97%
Tangible common shareholders’ equity to tangible assets	8.48%	8.23%	8.88%	6.04%	5.00%
Tier 1 risk-based capital	16.12%	17.60%	17.33%	15.33%	13.73%
Total risk-based capital	16.94%	18.68%	18.58%	17.25%	14.99%
Leverage	10.02%	10.77%	10.63%	9.40%	8.79%
Average loans to average deposits (4)	69.14%	69.17%	70.33%	70.59%	73.53%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense, less goodwill impairment, by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and OTTI on securities. It is a measure of the relationship between operating expenses and earnings.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and OREO.
(4)	Includes loans held for sale.
37

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is headquartered in Lexington, South Carolina and the bank holding company for the Bank. We operate from our main office in Lexington, South Carolina, and our 14 full-service offices located in the South Carolina counties of Lexington County (6), Richland County (3), Newberry County (2), Kershaw County (1), and Aiken County (1), and Richmond County, Georgia (1).

During the first quarter of 2014, we completed our acquisition of Savannah River, the holding company of Savannah River Banking Company. This acquisition added two branch offices, one located in Aiken, South Carolina and the other located in Augusta, Georgia. During the third quarter of 2014, we completed a purchase and assumption of approximately $40.0 million in deposits and $8.7 million in loans from First South. This represented all of the deposits and a portion of the loans of their Columbia, South Carolina branch office. The Columbia First South branch was subsequently closed and these deposits and loans were transferred to our Lady Street office located in downtown Columbia.

Palmetto South, which operated as a division of the Bank, was consolidated in August 2014 into our legacy mortgage group known as First Community Mortgage, a division of First Community Bank. First Community Mortgage offers mortgage loan products for home purchase or refinance in the South Carolina and Augusta, Georgia market areas.

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

The following discussion describes our results of operations for 2014, as compared to 2013 and 2012, and also analyzes our financial condition as of December 31, 2014, as compared to December 31, 2013. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2014, 2013 and 2012 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Developments

On February 18, 2015, the Bank entered into the Consent Order with the FDIC. The Consent Order requires the Bank to take certain actions with respect to the BSA, including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. While the Bank recognizes that certain technical aspects of its BSA compliance activities were affected by a temporary period of significant turnover in the Bank’s BSA staff, the Bank believes that it has recognized and addressed substantially all of the BSA compliance issues noted by the FDIC and that, as of the date of this report, it is in compliance with substantially all of the requirements set forth in the Consent Order. Nevertheless, there can be no assurance that the FDIC will ultimately determine that the Bank has met all of the requirements of the Consent Order to its satisfaction. If the FDIC determines that the Bank has not made sufficient progress in complying with the Consent Order, the FDIC could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

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

On September 26, 2014, the Bank completed the acquisition of approximately $40 million in deposits and $8.7 million in loans from First South. This represented all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand for the deposits and loans acquired. The deposits and loans from First South have been consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The premium paid of $714 thousand plus fair value adjustments recorded on loans and deposits acquired resulted in a core deposit intangible of $365.9 thousand and other identifiable intangible assets in the amount of $538.6 thousand being recorded related to this transaction.

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

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary bank. At December 31, 2014, we are in a net deferred tax asset position.

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

Results of Operations

As noted above, on February 1, 2014, we completed the acquisition of Savannah River. Therefore, the results for the year ended December 31, 2014 include the impact of this acquisition from February 1, 2014 through December 31, 2014. Also, as noted above, on September 26, 2014, we completed the purchase of certain loans and assumption of deposits from First South’s Columbia, South Carolina office located at 1333 Main Street. These loans and deposits were consolidated into the Bank’s branch located at 1213 Lady Street. Therefore, the impact of this acquisition impacts our results of operations from September 26, 2014 to December 31, 2014. See note 3 to the consolidated financial statements for additional information related to the Savannah River and First South acquisitions.

Net income available to common shareholders was $5.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2014, as compared to net income available to common shareholders of $4.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2013. The primary reason for the increase in net income available to common shareholders is that our net interest income improved by $5.7 million from $18.0 million in 2013 to $23.7 million for 2014. This improvement was a result of an increase of $133.0 million in average earning assets as well as an improved tax equivalent net interest margin from 3.18% in 2013 to 3.40% during 2014. See below under “Net Interest Income” and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect of the change in net interest margin. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.20% in 2014 as compared to 2.94% in 2013. The provision for loan losses was $881 thousand in 2014 as compared to $528 thousand in 2013. Non-interest income was relatively unchanged at $8.2 million for 2014 and 2013. Increases in investment advisory fees of $296 thousand and other non-interest income of $405 thousand were primarily offset by a decrease in mortgage banking income of $581 thousand. Rising interest rates in the latter part of 2013 and throughout much of 2014 substantially decreased refinance activity. Non-interest expense increased $3.5 million in 2014 as compared to 2013. Increases in all categories of non-interest expense were primarily a result of the Savannah River acquisition.

Net income available to common shareholders was $3.3 million, or $0.79 diluted earnings per common share, for the year ended December 31, 2012, as compared to net income available to common shareholders of $4.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2013. Net interest income increased $475 thousand from $17.6 million in 2012 to $18.0 million in 2013. The increase in net interest income is primarily due to the increase in average earning assets. The net interest margin, on a tax equivalent basis, during 2013 was 3.18% as compared to 3.22% during 2012. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.94% in 2013 as compared to 2.95% in 2012. The provision for loan losses was $528 thousand in 2013 as compared to $496 thousand in 2012. Non-interest income was $8.2 million in 2013 as compared to $8.0 million in 2012. This increase was primarily due to increased income from investment advisory fees and no OTTI recorded for 2013. This was offset by a slowdown in mortgage banking income as a result of rising mortgage loan rates, particularly in the last half of 2013. Non-interest expense increased to $20.4 million in 2013 as compared to $19.4 million in 2012. The increase includes $539 thousand in merger related expenses related to the previously discussed acquisition of Savannah River which closed on February 1, 2014. In addition, salary and employee benefit expense increased by $861 thousand in 2013 as compared to 2012. Offsetting these increases in non-interest expense was a decrease in other real estate expenses of $502 thousand in 2013 as compared to 2012.

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

Net interest income totaled $23.7 million in 2014, $18.0 million in 2013 and $17.6 million in 2012. The yield on earning assets was 3.82%, 3.75%, and 4.15% in 2014, 2013 and 2012, respectively. The rate paid on interest-bearing liabilities was 0.62%, 0.81%, and 1.20% in 2014, 2013, and 2012, respectively. The fully taxable equivalent net interest margin was 3.40% in 2014, 3.18% in 2013 and 3.22% in 2012. Our loan to deposit ratio on average during 2014 was 69.1%, as compared to 69.2% during 2013 and 70.3% during 2012. Loans typically provide a higher yield than other types of earning assets, and, thus, one of our goals is to grow the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2014, the loan (including held for sale) to deposit ratio was 66.9%.

The net interest margin increased in 2014 as compared to 2013. Since early 2008, interest rates have been at historic lows. The yield on earning assets increased by 7 basis points while our cost of funds decreased by 19 basis points in 2014 as compared to 2013. The lower cost of funds was primarily a result of the cost of time deposits decreasing by 21 basis points in 2014 as compared to 2013. In addition, we continued to control the growth of our balance sheet and shift the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2014, the average balance in these accounts represented 71.8% of total deposits whereas in 2013 they represented 65.5%. Our average borrowings, which are typically a higher cost funding source, increased $1.1 million in 2014 as compared to 2013 while the cost of the funds on average decreased 16 basis points in 2014 as compared to 2013.

The net interest margin decreased in 2013 as compared to 2012. The yield on earning assets decreased by 40 basis points and our cost of funds decreased by 39 basis points in 2013 as compared to 2012. The historically low interest rate environment impacted our ability to reduce funding cost in relation to the decline in earning asset yields. During 2013, we controlled the growth of our balance sheet and shifted the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2013, the average balance in these accounts increased by $53.0 million as compared to 2012. During the same period, our funding from time deposits decreased by $27.0 million. Our average borrowings, which are typically a higher cost funding source, decreased $2.9 million in 2013 as compared to 2012. The change in the mix of funding sources lessened the impact of the significant decline in our yield on earning assets. Throughout 2013, time deposits and borrowed funds represented 51.9% of our total interest bearing funding sources, and, in 2012, these balances represented 59.9% of our interest bearing funding sources.

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

	Year ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$439,174	$21,915	4.99%	$344,110	$17,581	5.11%	$331,564	$18,361	5.54%
Securities	256,392	5,277	2.06%	223,540	4,136	1.85%	204,926	4,557	2.22%
Other short-term investments(2)	18,766	106	0.56%	13,649	66	0.48%	17,234	84	0.49%
Total earning assets	714,332	27,298	3.82%	581,299	21,783	3.75%	553,724	23,002	4.15%
Cash and due from banks	10,344			8,546			8,643
Premises and equipment	28,098			17,509			17,388
Intangible assets	5,554			641			832
Other assets	26,623			22,290			25,556
Allowance for loan losses	(4,154)			(4,483)			(4,843)
Total assets	$780,797			$625,802			$601,300
Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	131,767	167	0.13%	100,808	111	0.11%	$89,734	151	0.17%
Money market accounts	141,020	336	0.24%	74,514	171	0.23%	52,575	153	0.29%
Savings deposits	51,768	60	0.12%	47,296	53	0.11%	39,020	49	0.13%
Time deposits	179,384	1,147	0.64%	171,436	1,458	0.85%	198,392	2,769	1.40%
Other borrowings	70,083	1,857	2.65%	69,022	1,941	2.81%	71,926	2,306	3.21%
Total interest-bearing liabilities	574,022	3,567	0.62%	463,076	3,734	0.81%	451,647	5,428	1.20%
Demand deposits	131,299			103,467			91,737
Other liabilities	5,716			5,422			5,469
Shareholders’ equity	69,760			53,837			52,447
Total liabilities and shareholders’ equity	$780,797			$625,802			$601,300
Net interest spread			3.20%			2.94%			2.95%
Net interest income/margin		$23,731	3.32%		$18,049	3.10%		$17,574	3.17%
Net interest margin (tax equivalent)(3)			3.40%			3.18%			3.22%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.
(3)	Based on 32.5% marginal tax rate.
42

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

	2014 versus 2013 Increase (decrease) due to			2013 versus 2012 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$4,753	$(419)	$4,334	$677	$(1,457)	$(780)
Investment securities	898	243	1,141	390	(811)	(421)
Other short-term investments	32	8	40	(17)	(1)	(18)
Total earning assets	5,093	422	5,515	1,108	(2,327)	(1,219)
Interest-bearing liabilities
Interest-bearing transaction accounts	44	12	56	17	(57)	(40)
Money market accounts	158	7	165	36	(18)	18
Savings deposits	5	2	7	10	(6)	4
Time deposits	71	(382)	(311)	(338)	(973)	(1,311)
Other short-term borrowings	30	(113)	(83)	(90)	(275)	(365)
Total interest-bearing liabilities	790	(956)	(166)	134	(1,828)	(1,694)
Net interest income			$5,681			$475

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

The following table illustrates our interest rate sensitivity at December 31, 2014.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$221,701	$146,885	$51,224	$17,903	$437,713
Loans Held for Sale	4,124	—	—	—	4,124
Securities(2)	91,806	47,050	38,427	103,725	281,008
Federal funds sold, securities purchased under agreements to resell and other earning assets	7,318	2,240	490	5	10,053
Total earning assets	324,949	196,175	90,141	121,633	732,898
Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	34,091	47,726	13,636	40,909	136,362
Money market accounts	37,905	53,067	15,162	45,486	151,620
Savings deposits	10,717	8,037	5,358	29,471	53,583
Time deposits	102,515	68,358	24,129	12	195,014
Total interest-bearing deposits	185,227	177,189	58,285	115,878	536,579
Other borrowings	32,905	16,617	12,117	15	61,654
Total interest-bearing liabilities	218,132	193,806	70,402	115,893	598,233
Period gap	$106,817	$2,369	$19,739	$5,740	$134,665
Cumulative gap	$106,817	$109,186	$128,925	$134,665	$134,665
Ratio of cumulative gap to total earning assets	14.57%	14.90%	17.59%	18.37%	18.37%

(1)	Loans classified as non-accrual as of December 31, 2014 are not included in the balances.
(2)	Securities based on amortized cost.

We entered into a five year interest rate swap agreement on October 8, 2008 that expired on October 8, 2013. The swap agreement had a $10.0 million notional amount. We received a variable rate of interest on the notional amount based on a three month LIBOR rate and pay a fixed rate interest of 3.66%. The contract was initially entered into to protect us from the negative impact of a rising interest rate environment. Our exposure to credit risk was limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. Our exposure to market risk of loss was limited to the changes in the market value of the swap between reporting periods. The fair value adjustment during each reporting period is recognized in other income. For the years ended December 31, 2013 and 2012, the adjustment reflected in earnings amounted to ($2) thousand and ($58) thousand, respectively.

Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2014 and 2013 over the subsequent 12 months. At December 31, 2014, we are asset sensitive. As a result, our modeling reflects improvement in our net interest income in a rising rate environment. In a declining rate environment, the model reflects a significant decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve. Our simulation modeling also includes estimating the impact on net interest income in a variety of other interest rate environments, such as a flattening and steepening of the yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2014	2013
+200bp	3.53%	2.54%
+100bp	1.88%	1.22%
Flat	—	—
-100bp	-5.04%	-6.23%
-200bp	-11.81%	-11.05%

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2014 and 2013, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 0.69% and (3.31)%, respectively. During 2014 the increase in PVE resulting from decreasing rates is primarily the result of the flattening of the yield curve from a decrease in rates in the five to thirty year part of the curve. During 2013, the decline in the PVE resulting from rising rates is primarily a result of the increase in rates in the five to ten year part of the curve in 2013. This resulted in slowing down the level of prepayments on our mortgage backed securities portfolio and therefore, extending the expected life of this portfolio.

Provision and Allowance for Loan Losses

At December 31, 2014, the allowance for loan losses amounted to $4.1 million, or 0.93% of loans (excludes loans held for sale), as compared $4.2 million, or 1.21% of loans, at December 31, 2013. Loans acquired in the acquisition of Savannah River and First South are accounted for under FASB ASC 310-30. These acquired loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. During 2014, there were no adjustments to our initial estimates or impairment s recorded on purchased loans. At December 31, 2014, the credit component on loans attributable to acquired loans in the Savannah River and First South transactions is $1.8 million.

Our provision for loan loss was $881 thousand for the year ended December 31, 2014, as compared to $528 thousand and $496 thousand for the years ended December 31, 2013 and 2012, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5 – Loans). The annualized weighted average loss ratios over the last 24 months for loans classified substandard, special mention and pass have been approximately 4.45%, 3.50% and 0.04%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the economic downturn beginning in 2008 and continuing through 2014, real estate values have been dramatically impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, continue to experience higher delinquencies and problem loans from pre 2008 historical levels. Non-performing assets were $9.5 million (1.17% of total assets) at December 31, 2014, $8.8 million (1.39% of total assets) at December 31, 2013, and $8.8 million (1.45% of total assets) at December 31, 2012. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance has grown over the last several years. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. The unallocated portion as a percentage of the loan portfolio has grown recently, primarily as a result of higher historical loss periods dropping out of our overall analysis accompanied by a relatively flat loan portfolio. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance. In the near term, however, this percentage may continue to increase slightly.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2014 and 2013, approximately 90.6 % and 92.0%, respectively, of the loan portfolio had real estate collateral (see Note 15 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. Many borrowers’ traditional income sources have been impacted negatively and real estate values have dropped significantly as a result of the economic downturn that began during the latter half of 2007. We continue to work closely with all our borrowers that are experiencing economic problems as a result of this cycle and believe we have the processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At December 31, 2014, 2013, and 2012, we had non-accrual loans in the amount of $6.6 million (1.48 of total loans), $5.4 million (1.56% of total loans) and $4.7 million (1.44% of total loans), respectively. Nonaccrual loans at December 31, 2014 consisted of 44 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 3 inputs. The aggregate amount of impaired loans was $8.6 million and $6.0 million for the years ending December 31, 2014 and 2013, respectively. The non-accrual loans range in size from $6 thousand to $1.7 million. The largest of these loans is in the amount of $1.7 million, is secured by commercial and residential real estate located in Aiken, South Carolina and the current debt service is being funded primarily by the borrower’s personal cash flow.

In addition to the non-accrual loans that are considered to be impaired, we have 5 totaling $1.2 million that are classified as troubled debt restructurings but are accruing loans as of December 31, 2014. The largest relationship consists of one loan totaling $1.2 million with a mortgage on a commercial property located in the Midlands of South Carolina. There were $1.8 million, $1.6 million, and $2.6 million in loans delinquent 30 to 89 days at December 31, 2014, 2013 and 2012, respectively. There were no loans delinquent greater than 90 days and still accruing at December 31, 2014. There were $2 thousand and $55 thousand in loans greater than 90 days delinquent and still accruing interest at December 31, 2013 and 2012, respectively.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified one relationship in the amount of $1.2 million, which is current as to principal and interest at December 31, 2014 and not included in non-performing assets, that could be a potential problem loans. Loans are identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2014	2013	2012	2011	2010
Average loans and loans held for sale outstanding	$439,174	$344,110	$331,564	$329,534	$337,143
Loans and loans held for sale outstanding at period end	$447,968	$351,387	$341,769	$328,036	$329,954
Total nonaccrual loans	$6,585	$5,406	$4,715	$5,403	$5,890
Loans past due 90 days and still accruing	$—	$2	$55	$25	$373
Beginning balance of allowance	$4,219	$4,621	$4,699	$4,911	$4,854
Loans charged-off:
Construction and development loans	—	—	—	—	—
1-4 family residential mortgage	52	47	112	186	1,273
Non-farm non-residential mortgage	879	897	200	777	223
Multifamily residential	—	—	93	84	—
Home equity	17	67	—	285	187
Commercial	54	—	258	265	125
Installment & credit card	67	37	44	62	91
Overdrafts	42	42	35	37	50
Total loans charged-off	1,111	1,090	742	1,696	1,949
Recoveries:
1-4 family residential mortgage	10	72	86	5	43
Non-farm non-residential mortgage	—	—	—	—	2
Home equity	6	—	3	5	9
Commercial	110	47	42	31	32
Installment & credit card	6	28	25	10	19
Overdrafts	11	13	12	13	23
Total recoveries	143	160	168	64	128
Net loans charged off	968	930	574	1,632	1,821
Provision for loan losses	881	528	496	1,420	1,878
Balance at period end	$4,132	$4,219	$4,621	$4,699	$4,911
Net charge -offs to average loans and loans held for sale	0.22%	0.27%	0.17%	0.50%	0.54%
Allowance as percent of total loans	0.93%	1.21%	1.39%	1.45%	1.49%
Non-performing loans as % of total loans	1.48%	1.56%	1.44%	1.67%	1.90%
Allowance as % of non-performing loans	62.75%	78.01%	96.88%	86.60%	78.41%
47

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$67	7.5%	$233	5.7%	$338	6.3%	$331	6.4%	$681	6.2%
Real Estate Construction	45	6.2%	26	5.5%	—	3.9%	—	3.6%	905	3.2%
Real Estate Mortgage:
Commercial	1,572	66.1%	1,117	68.4%	1,322	68.2%	1,475	67.9%	1,404	66.2%
Residential	179	10.9%	291	10.8%	235	11.7%	514	11.8%	465	14.1%
Consumer	178	9.3%	192	9.6%	417	9.9%	578	10.3%	414	10.3%
Unallocated	2,091	N/A	2,360	N/A	2,309	N/A	1,801	N/A	1,042	N/A
Total	$4,132	100.0%	$4,219	100.0%	$4,621	100.0%	$4,699	100.0%	$4,911	100.0%

Loans in the amount of $85.0 million and $7.6 million acquired in the Savannah River and First South transactions, respectively were excluded from our evaluation of the adequacy of the allowance for loan losses at December 31, 2014. These loans were evaluated at the date of acquisition and recorded at fair value. The assumptions used in this evaluation included a credit component and an interest rate component. There have been no material changes in the original assumptions used in evaluating these loans as of December 31, 2014.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate fixed rate residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. These loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for the Company. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income was relatively unchanged at $8.2 million in 2014 and 2013. The deposit service charges remained unchanged in comparing 2014 to 2013. The impact of changes to Regulation E that became effective July 1, 2010 continues to impact our level of deposit service charge income. It is expected that this regulatory change, along with other potential changes related to overdraft protection programs including mandated limitations on the number of items an institution can charge within established time frames, as well as the order in which items presented for payment must be processed on accounts, could reduce deposit service charge fees in the future. Mortgage banking fees decreased $581 thousand to $3.2 million in 2014 from $3.8 million in 2013. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down and continued throughout 2014. Purchase activity picked up in 2014 but not enough to offset the decline in refinancing activity. The decline in mortgage banking income was offset by an increase in investment advisory fees and non-deposit commissions. For 2014, these fees amounted to $1.3 million as compared to $972 thousand in 2013. Assets under management at December 31, 2014 were approximately $142.6 million as compared to approximately $145 million at December 31, 2013. During the year ended December 31, 2014, we sold a book of business which included approximately $20.0 million in assets under management. This transaction resulted in a gain of approximately $113 thousand and is included in non-interest income “Other”. The net gain on sale of securities for 2014 amounted to $182 thousand as compared to $73 thousand in 2013. These sales result from modest restructuring of the investment portfolio. These sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. As of December 31, 2014, there are no securities rated below investment grade in our investment portfolio. During 2014, we prepaid $5.5 million in Federal Home Loan Bank advances and incurred prepayment penalties of $351 thousand. This compares to prepayment penalties of $142 thousand in 2013 as a result of paying down $2.0 million in advances. Non-interest income other increased $405 thousand in 2014 as compared to 2013. This results from the $113 thousand gain on sale of assets under management discussed above. In addition, bank owned life insurance (“BOLI”) income increased approximately $95 thousand due to acquiring additional BOLI policies in the Savannah River acquisition as well as increased ATM/Debit card income of approximately $103 thousand in 2014 as compared to 2013. The additional increase in non-interest income “other” results from normal increases in most categories due to the growth in the bank during 2014.

Non-interest income increased to $8.2 million in 2013 from $8.0 million in 2012. Deposit service charges decreased by $55 thousand in 2013 as compared to 2012, primarily as a result of the impact of changes to Regulation E as discussed above.  Mortgage origination fees decreased by $475 thousand to $3.8 million in 2013 from $4.2 million in 2012. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down. The reduced refinance activity, discussed above decreased these source of non-interest income in 2013 as compared to 2012. The decline in mortgage banking income was offset by an increase in investment advisory fees and non-deposit commissions. For 2013, these fees amounted to $972 thousand as compared to $651 thousand in 2012. Assets under management at December 31, 2013 were approximately $145.0 million as compared to approximately $120 million at December 31, 2012. We did not recognize any OTTI in 2013 as compared to $200 thousand recognized in 2012. During 2011 and into 2012, we sold certain private label mortgage-backed securities (“PLMBS”) rated below investment grade. In the first half of 2012, we took OTTI on one below investment grade security in the amount of $200 thousand. During the last six months of 2013, we sold the remaining four below investment grade PLMBS in our portfolio. Due to a significant recovery in the value of one of these securities, the net loss on the sale of the four below investment grade securities was $433 thousand. The net gain on sale of securities for 2013 amounted to $73 thousand. During 2013, we prepaid $2.0 million in Federal home Loan Bank advances and incurred a prepayment penalty of $142 thousand. This compares to prepayment penalties of $217 thousand in 2012. During 2012, we recorded a negative fair value adjustment on an interest rate swap with a notional amount of $10.0 million in the amount of $58 thousand. In 2013, the negative fair value adjustment was $2 thousand and the interest rate swap expired on October 8, 2013 compared to a negative $166 thousand in 2011. The interest rate swap was entered into in 2008 to protect assets and liabilities from the negative impact in a rising interest rate environment (See “Market Risk and Interest Rate Sensitivity” discussion).

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Non-interest expense increased from $20.4 million in 2013 to $24.0 million in 2014. Much of this growth in non-interest expense is directly related to the acquisition of Savannah River on February 1, 2014.   Salary and benefit expense increased $1,730 thousand from $12.0 million in the 2013 to $13.7 million in 2014.  At December 31, 2013, we had 171 full time equivalent employees as compared to 185 full time employees at December 31, 2014. The increase in salary expenses results from the addition of the Savannah River employees as well as normal salary adjustments. Occupancy expense and equipment expenses increased $498 thousand and $299 thousand, respectively, in 2014 as compared to 2013. These increases were again primarily a result of the addition of the two new branches acquired in the Savannah River transaction. In addition, the Bank opened a new branch office in downtown Columbia in June 2014. Marketing and public relation expense increased by $197 thousand from $541 thousand in 2013 to $738 thousand in 2014. This increase is result of planned increases as result of additional local television marketing and additional marketing in the Savannah River markets subsequent to the acquisition. FDIC insurance assessments increased $104 thousand in 2014 as compared 2013.  This increase is directly a result of the growth of the bank in 2014 as compared to 2013.  During the 2013, we incurred merger-related expenses of $539 thousand related to the acquisition of Savannah River. Additional Savannah River merger-related expenses were incurred in the first quarter of 2014 in the amount of $435 thousand. In the third and fourth quarter of 2014, we incurred acquisition cost in the amount $68 thousand related to the First South loan and deposit purchase and assumption agreement. Amortization of intangibles increased from $160 thousand in 2013 to $280 thousand in 2014. The core deposit premium and other identifiable intangibles for both the Savannah River and First South transactions are being amortized over seven years on an accelerated basis. Non-interest expense “Other” increased $581 thousand in 2014 as compared to 2013. This increase is primarily related to the increase in all expense categories due to our organic growth as well as the acquisition of Savannah River in 2014.

Non-interest expense increased from $19.4 million in 2012 to $20.4 million in 2013.   Salary and benefit expense increased $861 thousand from $11.2 million in the 2012 to $12.0 million in 2013.  At December 31, 2012, we had 158 full time equivalent employees as compared to 171 full time employees at December 31, 2013. The increase in 13 employees includes existing positions that were vacant at December 31, 2012. These additions plus normal salary adjustments substantially account for the increase in salary and benefit expense in 2013 as compared to 2012. FDIC insurance assessments decreased $180 thousand in 2013 as compared 2012.  The termination of the Formal Agreement between the Bank and the OCC in May of 2012 resulted in lower FDIC premium assessments beginning June 2012.  Other real estate expenses decreased by $502 thousand in 2013, as compared to 2012. These lower expenses are reflective of the lower level of real estate acquired in satisfaction of debts (“OREO”) on our balance sheet as compared to the level in 2012. During the fourth quarter of 2013, we incurred merger-related expenses of $539 thousand related to the acquisition of Savannah River which was consummated on February 1, 2014. There were no merger expenses in 2012. Shareholder expenses increased $37 thousand from $135 thousand in 2012 to $172 thousand in 2013. This increase is primarily a result of cost associated with the required full implementation of the SEC’s eXtensible Business Reporting Language (otherwise known as “XBRL”) filing requirement in 2013. Expenses “Other” increased by $305 thousand from $557 thousand in 2012 to $862 million in 2013. Beginning in 2013, we outsourced to a third party the printing and mailing of all of our monthly and daily statements. This outsourcing arrangement allows us to reduce over time and control the associated printing and mailing cost due to the volume discount that the third party is able to obtain. The cost for this during the 2013 was approximately $77 thousand and is included in the other miscellaneous expense category. In 2012, these related costs were included primarily in supplies and postage. Also included in the increase of other miscellaneous expense is approximately $83 thousand in higher cost associated with loan closing and data collection.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2014	2013	2012
Salary and employee benefits	$13,743	$12,013	$11,152
Occupancy	1,882	1,384	1,358
Equipment	1,505	1,206	1,168
Marketing and public relations	739	541	478
ATM/debit card processing	569	451	479
Supplies	153	115	138
Telephone	373	321	297
Courier	85	68	72
Correspondent services	188	176	168
FDIC/FICO premium	521	417	597
Insurance	279	258	209
Other real estate expenses	553	508	1,010
Professional fees	766	549	745
Loss on limited partnership interest	187	211	194
Postage	189	174	172
Director fees	356	297	312
Amortization of intangibles	280	160	204
Shareholder expense	170	172	135
Merger expense	503	539	—
Other	919	862	557
	$23,960	$20,422	$19,445
50

Income Tax Expense

Income tax expense for 2014 was $2.0 million as compared to income tax expense for the year ended December 31, 2013 of $1.2 million and $1.6 million for the year ended December 31, 2012 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. As of December 31, 2013, we had a tax net loss carryforward of approximately $979 thousand. The NOL carryforward was fully utilized in 2014. See Note 14 “Income Taxes” to the financial statements for a reconciliation of the tax expense. The effective tax rate for 2014 was 27.9%. It is anticipated that our effective tax rate for 2015 will be between 28% and 32%.

Financial Position

Assets totaled $812.4 million at December 31, 2014 as compared to $633.3 million at December 31, 2013, an increase of $179.1 million. The fair value of assets acquired in the Savannah River acquisition amounted to $152.2 million (See Note 3) to the consolidated financial statements). The acquisition of the deposits and certain loans in the First South transaction added approximately $40.0 million in assets at fair value. Over the last several years, we have successfully controlled balance sheet growth by paying down FHLB advances as they mature or prepaying the advances when the pricing and our liquidity were favorable. In addition, we have controlled our pricing on time deposits as we have experienced continued growth in pure deposits (deposits excluding time deposits). Loans at December 31, 2013 were $347.6 million as compared to $443.8 million (excluding loans held for sale) at December 31, 2014.  We funded in excess of $79.6 million of loan production in 2014. Loans at fair value acquired in the Savannah River and First South transactions were $106.5 million and $8.7 million, respectively.   Despite the significant new loan production for 2014, the pay-downs in our legacy loan portfolio and the acquired Savannah River portfolio, we experienced a decrease in organic loan balances for 2014. At December 31, 2014, loans (excluding loans held for sale) accounted for 59.9% of earning assets, as compared to 59.5% at December 31, 2013.  The loan-to-deposit ratio at December 31, 2014 was 69.5% as compared to 70.0% at December 31, 2013.  Loans originated and held for sale are generally held for less than thirty days and have locked in purchase commitments by investors prior to closing. At December 31, 2014, loans held for sale amounted to $4.1 million as compared to $3.8 at December 31, 2013. Investment securities were $282.8 million at December 31, 2014 as compared to $227.0 million at December 31, 2013.  The increase in investment securities was substantially a result of the net proceeds of $430.0 million received in the First South transaction. These funds were primarily invested in cash flowing government agency securities such as FNMA and FHLMC mortgage-backed securities and SBA securities. In addition we purchased selected state and local government securities (Municipal securities). During the fourth quarter of 2014, we began placing newly purchased municipal securities in a held-to-maturity portfolio. At December 31, 2014, we had $10.7 million in securities classified as held-to-maturity, all of which are municipal securities. We will continue to evaluate the intent for classification purposes on a security by security basis. Short-term federal funds sold, and interest-bearing bank balances were $10.1 million at December 31, 2014 compared to $5.9 million at December 31, 2013.  At December 31, 2014, we have no securities rated below investment grade on our balance sheet (see Note 4, Investment Securities, for further information). Deposits increased by $172.5 million to $669.6 million at December 31, 2014 as compared to $497.1 million at December 31, 2013. In the Savannah River and First South transactions, we acquired $114.1 million and $40.0 million in deposits, respectively. At December 31, 2014, we had brokered certificates of deposits in the amount of $2.3 million, which were acquired in the Savannah River transaction. At December 31, 2013, we had no brokered certificates of deposits. As previously discussed, in 2014 and 2013, we continued to focus on growing our “pure” deposits while controlling our pricing on time deposits. This strategy has allowed us to improve our funding mix and our overall cost of funds. As a result, non-interest bearing, NOW, money market and savings deposits account for $474.6 million or 70.9% of deposits at December 31, 2014. At December 31, 2013, the pure deposits were $336.6 million or 67.7% of deposits. Federal Home Loan Bank advances decreased $14.5 million, from $43.3 million at December 31, 2013, to $28.8 million at December 31, 2014. Typically these funds are higher costing funds and as previously discussed we have paid down advances as they mature or as the pricing for prepaying certain advances is favorable.

Shareholders’ equity totaled $74.5 million at December 31, 2014, as compared to $52.7 million at December 31, 2013. The increase in shareholder’s equity is primarily a result of the issuance of 1.3 million shares of common stock in the Savannah River transaction valued at $13.7 million, retention of earnings net of dividends paid of $3.6 million and change in “Accumulated Other Comprehensive Income (Loss) (AOCI)” of $3.8 million. The change in AOCI was due to lower interest rates at December 31 2014 as compared to December 31 2013 and the resulting unrealized loss on our investment portfolio that was recorded in AOCI at the end of 2013 of $(2.5) million as compared to a net gain of $1.3 million at December 31, 2014.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2014, loans accounted for 61.4% of average earning assets. The loan portfolio (including held-for-sale) averaged $344.1 million in 2013 as compared to $439.2 million in 2014. Quality loan portfolio growth continued to be a strategic focus in 2014. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2014, we funded new loans (excluding loans originated for sale) of approximately $79.6 million as compared to $59.7 million in 2013. Loan production and portfolio growth rates continue to be impacted by the current slow economic cycle, as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions, as well as deterioration of asset quality within our Company, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Commercial, financial & agricultural	$33,403	$19,925	$20,924	$20,608	$20,555
Real estate:
Construction	27,545	18,933	13,052	11,767	10,540
Mortgage—residential	48,510	37,579	38,892	38,337	46,684
Mortgage—commercial	293,186	237,701	226,575	220,288	218,298
Consumer:
Home equity	33,000	25,659	27,173	27,976	27,747
Other	8,200	7,800	5,495	5,335	6,130
Total gross loans	443,844	347,597	332,111	324,311	329,954
Allowance for loan losses	(4,132)	(4,219)	(4,621)	(4,699)	(4,911)
Total net loans	$439,712	$343,378	$327,490	$319,612	$325,043

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2014 and 2013 were commercial mortgage loans in the amount of $293.2 million and $237.7 million, respectively, representing 66.1% and 68.4% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2014.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)	December 31, 2014
	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$11,224	$19,317	$2,862	$33,403
Real Estate/Construction	10,902	10,021	6,622	27,545
All other loan	62,938	256,491	63,467	382,896
	$85,064	$285,829	$72,951	$443,844
	Loans maturing after one year with:
		Variable Rate		$48,755
		Fixed Rate		310,025
				$358,780

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $256.4 million in 2014, as compared to $223.5 million in 2013. This represents 35.9% and 38.5% of the average earning assets for the year ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, our investment securities portfolio amounted to $282.8 million and $227.0 million, respectively.

Beginning in 2008 and continuing into 2014, the bond markets and many institutional holders of bonds came under a great deal of stress partially as a result of increasing delinquencies in the mortgage lending market. As of December 31, 2014, we own MBSs and collateralized mortgage obligations (“CMOs”) with an amortized cost of $159.9 million and an approximate fair value of $160.4 million. Included in these are non-agency mortgage backed securities with an amortized cost of $734.4 thousand and approximate fair value of $736.6 million which all are rated investment grade. The securities are issued by government sponsored enterprises (“GSEs”). The contractual cash flows of the GSE investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than our amortized cost.

At December 31, 2014, the estimated weighted average life of the investment portfolio was approximately 5.3 years, duration of approximately 4.1 years, and a weighted average tax equivalent yield of approximately 2.41%.

We held no debt securities rated below investment grade at December 31, 2014.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2014	2013	2012
Securities available-for-sale at fair value:
U.S. Government sponsored enterprises	$3,434	$3,246	$1,534
Small Business Administration pools	58,545	56,120	54,993
Mortgage-backed securities	160,353	119,677	112,144
State and local government	46,516	42,998	32,373
Preferred stock	417	417	447
Corporate bonds	—	1,021	1,010
Other	899	877	944
	$270,164	$224,356	$203,445
Securities held-to-maturity at amortized cost:
State and local government	$10,647	$—	$—
Total	$280,811	$224,356	$203,445

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $2.0 million and $2.7 million, at December 31, 2014 and 2013, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2014:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Government sponsored enterprises	13	4.97%	—	—	3,390	2.62%	—	—
Small Business Administration pools	470	1.49%	19,734	1.32%	32,556	2.16%	5,883	1.60%
Mortgage-backed securities	6,070	2.73%	103,545	1.94%	40,570	2.35%	9,676	1.94%
State and local government	—	—	369	1.82%	3,148	2.93%	41,585	4.34%
Corporate	—	—	—	—	—	—	—	—
Other	1,339	5.64%	10	2.61%	—	0.00%	0	0.00%
Total investment securities available-for-sale	7,892	3.15%	123,658	1.84%	79,664	2.31%	57,144	3.65%
54

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Held-to-maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

State and local government	$—	$—	$—	$—	$4,172	2.81%	$6,475	3.77%
Total investment securities held-to-maturity:	$—	$—	$—	$—	$4,172	2.81%	$6,475	3.77%

(1)	Yield calculated on tax equivalent basis

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $18.8 million in 2014, as compared to $13.6 million in 2013. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2014, short-term investments including funds on deposit at the Federal Reserve totaled $10.1 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $655.2 million during 2014, compared to $497.5 million during 2013. Average interest-bearing deposits were $503.9 million during 2014, as compared to $394.1 million during 2013.

The following table sets forth the deposits by category:

	December 31,
	2014		2013		2012
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$133,004	22.6%	$111,198	22.4%	$97,526	20.5%
NOW accounts	136,362	19.9%	100,899	20.3%	96,971	20.4%
Money market accounts	151,620	20.4%	73,325	14.7%	53,903	11.4%
Savings accounts	53,583	8.0%	51,134	10.3%	41,100	8.7%
Time deposits less than $100,000	108,048	16.1%	96,096	19.3%	111,316	23.4%
Time deposits more than $100,000	86,966	13.0%	64,419	13.0%	74,161	15.6%
	$669,583	100.0%	$497,071	100.0%	$474,977	100.0%

Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $582.6 million and $432.7 million at December 31, 2014 and 2013, respectively.

A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2014
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$17,282	$13,377	$14,042	$42,265	$86,966

There were no other time deposits of $100,000 or more at December 31, 2014.

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.5 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $18.2 million, $17.9 million and $15.4 million during 2014, 2013 and 2012, respectively. The maximum month-end balances during 2014, 2013 and 2012 were $20.0 million, $18.9 million and $17.3 million, respectively. The average rates paid during these periods were 0.19% and 0.23%, respectively. The balances of securities sold under agreements to repurchase were $17.4 million and $18.6 million at December 31, 2014 and 2013, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2014 and 2013, the average outstanding advances amounted to $36.4 million and $35.6 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2014 and 2013:

	December 31,
(In thousands)	2014		2013
Maturing	Amount	Rate	Amount	Rate
2014	$—	—	$9,000	0.35%
2015	—	—	2,000	4.22%
2017	16,500	3.98%	20,000	3.98%
2018	12,000	4.45%	12,000	4.45%
After five years	307	1.00%	325	1.00%
	$28,807	4.14%	$43,325	3.34%
56

In addition to the above borrowings, we issued $15.0 million in trust preferred securities on September 16, 2004. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The debt may be redeemed in full anytime with notice and matures on September 16, 2034.

Capital Adequacy and Dividends

Total shareholders’ equity as of December 31, 2014 was $74.5 million as compared to $52.7 million as of December 31, 2013. In 2014, we issued 1.274 million shares of common stock in connection with the Savannah River merger valued at $13.7 million. As previously noted, in 2012, we closed on a public offering of common stock which resulted in the issuance of a total of 1.875 million shares of common stock at $8.00 per share, resulting in gross proceeds of $15 million. Net proceeds were approximately $13.8 million after deducting underwriting, discount, commissions and other estimated expenses. The proceeds were used to repurchase all 11,350 outstanding shares of our Series T Preferred Stock and repurchase the CPP Warrant which were issued in November 2008. Proceeds were also used to redeem the $2.5 million of outstanding subordinated debt at par on November 15, 2012, which was originally issued in November 2011. In 2014, the issuance of shares valued at $13.7 million in connection with the Savannah River merger, the retention of earnings available to common shareholders less dividend payments on our common stock, plus the increase in AOCI, accounted for substantially all of the $21.8 million increase in shareholders’ equity. AOCI increased $3.8 million from a negative $2.5 million at December 31, 2013 to a positive $1.3 million at December 31, 2014. The change is related to the change in the fair value of our securities portfolio as a result of declining interest rates. In 2013, we paid a dividend of $0.05 per share for the first two quarters and $0.06 per share in the third and fourth quarters. During each quarter of 2014, we paid a dividend on our common stock of $0.06 per share.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2014.

	2014	2013	2012
Return on average assets	0.73%	0.66%	0.55%
Return on average common equity	8.13%	7.68%	7.40%
Equity to assets ratio(1)	9.17%	8.32%	8.99%
Dividend Payout Ratio	28.98%	27.67%	15.25%

The Company and the Bank exceeded their regulatory capital ratios at December 31, 2014 and 2013, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2014
Risk Based Capital
Tier 1	$20,139	4.00%	$77,473	15.4%	$57,334	11.4%
Total Capital	40,279	8.00%	81,605	16.2%	41,326	8.2%
Tier 1 Leverage	32,432	4.00%	77,473	9.6%	45,041	5.6%
December 31, 2013
Risk Based Capital
Tier 1	$15,592	4.00%	$65,656	16.8%	$50,064	12.8%
Total Capital	31,185	8.00%	69,875	17.9%	38,690	9.9%
Tier 1 Leverage	25,501	4.00%	65,656	10.3%	40,155	6.3%
The Company:
December 31, 2014
Risk Based Capital
Tier 1	$20,210	4.00%	$81,431	16.1%	$61,122	12.1%
Total Capital	40,419	8.00%	85,563	16.9%	45,144	8.9%
Tier 1 Leverage	32,507	4.00%	81,431	10.0%	48,924	6.0%
December 31, 2013
Risk Based Capital
Tier 1	$15,629	4.00%	$68,755	17.6%	$53,126	13.6%
Total Capital	31,257	8.00%	72,974	18.7%	41,717	10.7%
Tier 1 Leverage	25,535	4.00%	68,755	10.8%	43,220	6.8%

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act. Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time.

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

With the successful completion of the common stock offering in 1995, the secondary offerings completed in 1998 and 2012, the trust preferred offering completed in September 2004, the acquisition of Savannah River in February 2014, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006, we have maintained a high level of liquidity and adequate capital along with retained earnings, less the 2009 and 2008 net loss, sufficient to fund the operations of the Bank for at least the next 12 months. We anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. The loss related to goodwill impairment in 2009 was a noncash charge and had no impact on regulatory capital or tangible equity. Total shareholders’ equity was 9.17% of total assets at December 31, 2014 and 8.32% at December 31, 2013. Funds sold and short-term interest bearing deposits are our primary source of immediate liquidity and averaged $18.8 million and $13.6 million during the year ended December 31, 2014 and 2013, respectively. The Bank maintains federal funds purchased lines, in the amount of $10.0 million each with two financial institutions, although these were not utilized in 2014. The FHLB has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

We believe our liquidity remains adequate to meet operating and loan funding requirements and that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long-term and short-term liquidity needs successfully.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. Please refer to Note 15 of the Company’s financial statements for a discussion of our off-balance sheet arrangements.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

/s/ Michael C. Crapps Chief Executive Officer and President	/s/ Joseph G. Sawyer Executive Vice President and Chief Financial Officer
60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

First Community Corporation

Lexington, South Carolina

We have audited the accompanying consolidated balance sheets of First Community Corporation and Subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and Subsidiary, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 27, 2015

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2014	2013
ASSETS
Cash and due from banks	$12,480	$8,239
Interest-bearing bank balances	9,454	5,668
Federal funds sold and securities purchased under agreements to resell	598	259
Investment securities held-to-maturity	10,647
Investment securities available-for-sale	270,164	224,356
Other investments, at cost	2,003	2,674
Loans held for sale	4,124	3,790
Loans	443,844	347,597
Less, allowance for loan losses	4,132	4,219
Net loans	439,712	343,378
Property, furniture and equipment - net	28,510	19,444
Land held for sale	1,200	—
Bank owned life insurance	14,642	11,072
Other real estate owned	2,943	3,370
Intangible assets	1,806	—
Goodwill	5,078	571
Other assets	9,002	10,488
Total assets	$812,363	$633,309
LIABILITIES
Deposits:
Non-interest bearing demand	$133,004	$111,198
NOW and money market accounts	287,982	174,224
Savings	53,583	51,134
Time deposits less than $100,000	108,048	96,096
Time deposits $100,000 and over	86,966	64,419
Total deposits	669,583	497,071
Securities sold under agreements to repurchase	17,383	18,634
Federal Home Loan Bank Advances	28,807	43,325
Junior subordinated debt	15,464	15,464
Other liabilities	6,598	6,144
Total liabilities	737,835	580,638
Commitments and Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,664,391 at December 31, 2014 and 5,302,674 at December 31, 2013	6,664	5,303
Common stock warrants issued	48	48
Nonvested restricted stock	(673)	(444)
Additional paid in capital	75,504	62,214
Accumulated deficit	(8,286)	(11,923)
Accumulated other comprehensive income (loss)	1,271	(2,527)
Total shareholders’ equity	74,528	52,671
Total liabilities and shareholders’ equity	$812,363	$633,309

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2014	2013	2012

Interest income:
Loans, including fees	$21,915	$17,581	$18,361
Investment securities - taxable	3,986	3,046	3,832
Investment securities - non taxable	1,291	1,090	725
Other short term investments	106	66	84
Total interest income	27,298	21,783	23,002
Interest expense:
Deposits	1,710	1,793	3,122
Securities sold under agreement to repurchase	37	37	35
Other borrowed money	1,820	1,904	2,271
Total interest expense	3,567	3,734	5,428
Net interest income	23,731	18,049	17,574
Provision for loan losses	881	528	496
Net interest income after provision for loan losses	22,850	17,521	17,078
Non-interest income:
Deposit service charges	1,517	1,507	1,562
Mortgage banking income	3,186	3,767	4,242
Investment advisory fees and non-deposit commissions	1,268	972	651
Gain on sale of securities	182	73	26
Loss on sale of other assets	(11)	(1)	(89)
Other-than-temporary-impairment write-down on securities	—	—	(200)
Fair value loss adjustments on interest rate swap	—	(2)	(58)
Loss on early extinguishment of debt	(351)	(142)	(217)
Other	2,422	2,017	2,038
Total non-interest income	8,213	8,191	7,955
Non-interest expense:
Salaries and employee benefits	13,743	12,013	11,152
Occupancy	1,882	1,384	1,358
Equipment	1,505	1,206	1,168
Marketing and public relations	738	541	478
FDIC insurance assessments	521	417	597
Other real estate expense	553	508	1,010
Amortization of intangibles	280	160	204
Merger expenses	503	539	—
Other	4,235	3,654	3,478
Total non-interest expense	23,960	20,422	19,445
Net income before tax	7,103	5,290	5,588
Income tax expense	1,982	1,153	1,620
Net income	$5,121	$4,137	$3,968
Preferred stock dividends	—	—	676
Net income available to common shareholders	$5,121	$4,137	$3,292

Basic earnings per common share	$0.78	$0.78	$0.79
Diluted earnings per common share	$0.78	$0.78	$0.79

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income (loss)

(Dollars in thousands)	Year ended December 31,
	2014	2013	2012

Net income	$5,121	$4,137	$3,968

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of $2,019, $2,557 and $471, respectively	3,918	(4,837)	914

Less: Reclassification adjustment for gain included in net income, net of tax of $62, $25, and $9, respectively	(120)	(48)	(17)

Reclassification adjustment for other-than-temporary-impairment on securities net of tax benefit of $0, $0 and $68, respectively	—	—	132
Other comprehensive income (loss)	3,798	(4,885)	1,029
Comprehensive income (loss)	$8,919	$(748)	$4,997

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

		Common Stock						Accumulated
		Number		Common	Additional	Nonvested		Other
	Preferred	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Stock	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (loss)	Total
Balance, December 31, 2011	$11,137	3,308	$3,308	$560	$49,165	$—	$(17,603)	$1,329	$47,896
Net income							3,968		3,968
Other comprehensive income net of tax of $480								1,029	1,029
Repurchase of stock warrants				(510)	212				(298)
Issuance of restricted stock		33	33		239	(272)			—
Amortization of compensation on restricted stock						120			120
Issuance of common stock net of expenses of $1,200		1,875	1,875		11,917				13,792
Dividends: Common ($0.16 per share)							(605)		(605)
Preferred stock							(475)		(475)
Redemption of preferred stock	(11,285)								(11,285)
Accretion and redemption costs	148						(200)		(52)
Dividend reinvestment plan		11	11		82				93
Balance, December 31, 2012	$—	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income							4,137		4,137
Other comprehensive loss net of tax of $2,532								(4,885)	(4,885)
Exercise of stock warrants		3	3	(2)	—				1
Issuance of restricted stock		60	60		493	(553)			—
Amortization of compensation on restricted stock						261			261
Dividends: Common ($0.22 per share)							(1,145)		(1,145)
Dividend reinvestment plan		13	13		106				119
Balance, December 31, 2013	$—	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income							5,121		5,121
Other comprehensive loss net of tax of $2,081								3,798	3,798
Issuance of restricted stock		71	71		697	(768)
Amortization of compensation on restricted stock						539			539
Issuance of common stock		1,274	1,274		12,436				13,710
Dividends: Common ($0.24 per share)							(1,484)		(1,484)
Dividend reinvestment plan	—	16	16		157				173
Balance, December 31, 2014	$—	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,121	$4,137	$3,968
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	1,118	859	862
Premium amortization	3,617	4,050	3,112
Provision for loan losses	881	528	496
Writedowns of other real estate owned	161	87	317
Loss on sale of other real estate owned	11	6	89
Originations of HFS loans	(87,864)	(123,404)	(134,275)
Sales of HFS loans	87,530	129,272	128,342
Amortization of intangibles	280	160	204
Gain on sale of securities	(182)	(73)	(26)
Other-than-temporary-impairment charges on securities	—	—	200
Net decrease in fair value option instruments and derivatives	—	2	58
Writedown of land	—	110	170
Loss on early extinguishment of debt	351	142	217
Decrease in other assets	804	301	2,260
Increase in accounts payable	179	87	38
Net cash provided in operating activities	12,007	16,264	6,032
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	49,007	12,884	55,791
Purchase of investment securities available-for-sale	(106,064)	(94,908)	(103,245)
Purchase of investment securities held-to-maturity	(10,666)	—	—
Maturity/call of investment securities available-for-sale	37,128	49,526	43,144
Proceeds from sale of other investments	671	257	3,221
(Increase) decrease in loans	16,169	(17,585)	(11,312)
Net cash disbursed in business combination	(11,353)	—	—
Purchase of loans	(8,705)	—	—
Proceeds from sale of other real estate owned	1,822	1,684	5,728
Purchase of property and equipment	(3,215)	(3,306)	(806)
Net cash used in investing activities	(35,206)	(51,448)	(7,479)
Cash flows from financing activities:
Increase in deposit accounts	18,219	22,094	10,392
Advances from the Federal Home Loan Bank	38,100	25,500	1,500
Repayment of advances from the Federal Home Loan Bank	(61,674)	(18,660)	(9,235)
Increase (decrease) in securities sold under agreements to repurchase	(1,251)	2,734	2,284
Purchase of deposits	39,482	—	—
Repayment of subordinated note payable	—	—	(2,500)
Proceeds from sale Common Stock	—	—	13,792
Redemption of Preferred Stock	—	—	(11,073)
Repurchase of stock warrants	—	—	(510)
Dividend reinvestment plan	173	119	93
Dividends paid: Common Stock	(1,484)	(1,145)	(605)
Preferred Stock	—	—	(475)
Net cash provided in financing activities	31,565	30,642	3,663
Net increase (decrease) in cash and cash equivalents	8,366	(4,542)	2,216
Cash and cash equivalents at beginning of year	14,166	18,708	16,492
Cash and cash equivalents at end of year	$22,532	$14,166	$18,708

Supplemental disclosure:
Cash paid during the period for: Interest	$3,537	$4,069	$6,023
Taxes	$1,100	$210	$—
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$3,798	$(4,885)	$1,029
Transfer of loans to foreclosed property	$1,567	$1,160	$2,770

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company usually delivers to, and receives funding from, the investor within 30 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

Loans and Allowance for Loan Losses

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest is recognized over the term of the loan based on the loan balance outstanding. Fees charged for originating loans, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees are recognized as yield adjustments by applying the interest method.

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

Comprehensive Income (loss)

The Company reports comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income.” ASC 220 requires that all items that are required to be reported under accounting standards as comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the Company’s consolidated statements of comprehensive income (loss).

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expenses totaled $525.4 thousand, and $513.4 thousand and $444.5 thousand, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In 2006, the FASB issued guidance related to Accounting for Uncertainty in Income Taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC Topic 740-10, “Income Taxes.” It also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.

Stock Based Compensation Cost

The Company accounts for stock based compensation under the fair value provisions of the accounting literature. Compensation expense is recognized in salaries and employee benefits.

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2014, 2013 or 2012.

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

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under “FASB” Accounting Standards Codification ASC Topic 805, “Business Combinations,” which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality,” formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable difference). Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses.

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

In November 2014, the FASB issued guidance for determining whether embedded features need to be accounted for separately from their host shares. The new guidance requires companies to consider all terms and features, including the embedded feature(s) being evaluated for separate recognition, when determining whether a host contract is more akin to debt or equity; no single term or feature should be considered determinative regarding the nature of the host contract. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption, including adoption in an interim period, permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2014, the FASB issued guidance that gives acquired entities the option to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. Pushdown accounting is the practice of adjusting an acquired company’s separate financial statements to reflect the new basis of accounting established by the buyer for the acquired company. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments were effective upon issuance. The Company will apply pushdown accounting as of the most recent change-in-control event.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications

Certain captions and amounts in the 2013 and 2012 consolidated financial statements were reclassified to conform to the 2014 presentation.

Note 3—MERGERS AND ACQUISTIONS

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

Note 3—MERGERS AND ACQUISTIONS (Continued)

The following table presents the assets acquired and liabilities assumed as of February 1, 2014 as recorded by the Company on the acquisition date and initial fair value adjustments.

	As Recorded by	Fair Value		As Recorded
(Dollars in thousands, except per share data)	Savannah River	Adjustments		by the Company
Assets
Cash and cash equivalents	$8,451	$—		$8,451
Investment securities	23,014	126	(a)	23,140
Loans	109,532	(3,016	)(b)	106,516
Premises and equipment	7,695	473	(c)	8,168
Intangible assets	—	1,182	(d)	1,182
Bank owned life insurance	3,158	—		3,158
Other assets	1,839	(248	)(e)	1,591
Total assets	$153,689	$(1,483)		$152,206

Liabilities
Deposits:
Noninterest-bearing	$11,045	$—		$11,045
Interest-bearing	102,891	211	(f)	103,102
Total deposits	113,936	211		114,147
FHLB advances	8,684	22	(g)	8,706
Other liabilities	345	—		345
Total liabilities	122,965	233		123,198
Net identifiable assets acquired over (under) liabilities assumed	30,724	(1,716)		29,696
Goodwill	—	4,507		4,507
Net assets acquired over liabilities assumed	$30,724	$2,791		$33,515

Consideration:
First Community Corporation common shares issued	1,274,200
Purchase price per share of the Company’s common stock	$10.76
	$13,710
Cash exchanged for stock and fractional shares	19,805
Fair value of total consideration transferred	$33,515

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Savannah River.

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

Note 3—MERGERS AND ACQUISTIONS (Continued)

The operating results of the Company for the period ended December 31, 2014 include the operating results of the acquired assets and assumed liabilities for the 334 days subsequent to the acquisition date of February 1, 2014. Merger-related charges related to the Savannah River acquisition of $435 thousand are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker, travel, printing, supplies and other costs. Additional merger related costs of $539 thousand were included in the consolidated statement of income of the Company for the year ended December 31, 2013.

The following table discloses the impact of the merger with Savannah River (excluding the impact of merger-related expenses) since the acquisition on February 1, 2014 through December 31, 2014. The table also presents certain pro forma information as if Savannah River had been acquired on January 1, 2014 and January 1, 2013. These results combine the historical results of Savannah River in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 or January 1, 2013.

	Actual since
	Acquisition	Pro Forma	Pro Forma
	(February 1, 2014	Twelve Months	Twelve Months
(Dollars in thousands)	through December 31, 2014)	Ended December 31, 2014	Ended December 31, 2013
Total revenues (net interest income plus noninterest income)	$29,707	$32,462	$28,192
Net income	$5,058	$5,266	$4,507

On September 26, 2014, the Bank completed its acquisition of approximately $40 million in deposits and $8.7 million in loans from First South Bank (“First South”). This represented all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand for the deposits and loans acquired. The deposits and loans from First South have been consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The premium paid of $714 thousand plus fair value adjustments recorded on loans and deposits acquired resulted in a core deposit intangible of $365.9 thousand and other identifiable intangible assets in the amount of $538.6 thousand being recorded related to this transaction and is reflected on the consolidated balance sheet at December 31, 2014. The transaction is being accounted for as an asset acquisition and liability assumption. The core deposit intangible and other identifiable intangible are being amortized over seven years on an accelerated basis.

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Government sponsored enterprises	$3,403	$45	$14	$3,434
Mortgage-backed securities	159,861	1,211	719	160,353
Small Business Administration pools	58,643	385	483	58,545
State and local government	45,102	1,523	109	46,516
Corporate and other securities	1,349	—	33	1,316
	$268,358	$3,164	$1,358	$270,164
December 31, 2013:
Government sponsored enterprises	$3,388	$1	$143	$3,246
Mortgage-backed securities	120,925	757	2,006	119,677
Small Business Administration pools	56,595	376	851	56,120
State and local government	45,048	96	2,146	42,998
Corporate and other securities	2,348	21	54	2,315
	$228,304	$1,251	$5,200	$224,356

HELD-TO-MATURITY

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
State and local government	$10,647	$6	$68	$10,585
	$10,647	$6	$68	$10,585
December 31, 2013:
State and local government	$—	$—	$—	$—
	$—	$—	$—	$—

At December 31, 2014, corporate and other securities available-for-sale included the following at fair value: mutual funds at $839.2 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2013, corporate and other securities available-for-sale included the following at fair value: corporate bonds at $1.0 million, mutual funds at $817.8 thousand, foreign debt of $59.7 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.0 million and $2.7 million at December 31, 2014 and December 31, 2013, respectively.

For the year ended December 31, 2014, proceeds from the sale of securities available-for-sale amounted to $49.0 million, gross realized gains amounted to $308 thousand and gross realized losses amounted to $126 thousand. For the year ended December 31, 2013, proceeds from the sale of securities available-for-sale amounted to $12.9 million, gross realized gains amounted to $583 thousand and gross realized losses amounted to $510 thousand. For the year ended December 31, 2012, proceeds from the sale of securities available-for-sale amounted to $55.8 million, gross realized gains amounted to $2.2 million and gross realized losses amounted to $2.1 million. The tax provision applicable to the net realized gain was approximately $62.0 thousand, $25.0 thousand, and $9.0 thousand for 2014, 2013 and 2012, respectively.

Note 4—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2014, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$7,892	$7,896	$—	$—
Due after one year through five years	123,658	123,849	—	—
Due after five years through ten years	79,664	79,899	4,172	4,151
Due after ten years	57,144	58,520	6,475	6,434
	$268,358	$270,164	$10,647	$10,585

Securities with an amortized cost of $94.3 million and fair value of $94.8 million at December 31, 2014 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.  Securities with an amortized cost of $66.3 million and fair value of $66.0 million at December 31, 2013 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

Note 4—INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2014 and December 31, 2013. There were no securities classified as Held-to-maturity at December 31, 2013.

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$1,486	$14	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	38,341	283	26,232	429	64,573	712
Small Business Administration pools	12,313	89	20,896	394	33,209	483
Non-agency mortgage-backed securities	576	6	18	1	594	7
State and local government	—	—	5,270	109	5,270	109
Corporate bonds and other	—	—	889	33	889	33
Total	$51,230	$378	$54,791	$980	$106,021	$1,358

	Less than 12 months		12 months or more		Total
December 31, 2013 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$3,230	$143	$—	$—	$3,230	$143
Government Sponsored Enterprise mortgage-backed securities	74,251	1,814	6,354	184	80,605	1,998
Small Business Administration pools	19,150	628	9,294	223	28,444	851
Non-agency mortgage-backed securities	716	8	—	—	716	8
State and local government	33,257	1,856	3,337	290	36,594	2,146
Corporate bonds and other	872	53	50	1	922	54
Total	$131,476	$4,502	$19,035	$698	$150,511	$5,200

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$8,655	$68	$0	$0	$8,655	$68
Total	$8,655	$68	$0	$0	$8,655	$68
78

Note 4—INVESTMENT SECURITIES (Continued)

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $160.4 million and $120.9 million and approximate fair value of $159.9 million and $119.7 million at December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and December 31, 2013, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2014.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2014 with an amortized cost of $736.6 thousand and approximate fair value of $734.4 thousand. The Company held PLMBSs, including CMOs, at December 31, 2013 with an amortized cost of $954.2 thousand and approximate fair value of $949.0 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the years ended December 31, 2014 and December 31, 2013, no OTTI charges were recorded in earnings for the PLMBS portfolio. During the year ended December 31, 2012, the Company identified two PLMBs with a fair value of $2.5 million that it considered other-than-temporarily-impaired. As prescribed by the Financial Accounting Standards Board FASB ASC 320-10-65, the Company recognized an impairment charge in earnings of $199.8 thousand (credit component) during year ended December 31, 2012. The $199.8 thousand represents the estimated credit losses on these securities for the year ended December 31, 2012. As prescribed by FASB ASC 320-10-35 for the year ended December 31, 2012, the Company recognized the credit component of OTTI on debt securities in earnings and the non-credit component in other comprehensive income (“OCI”) for those securities in which the Company does not intend to sell the security and it is more likely than not the Company will not be required to sell the securities prior to recovery. At December 31, 2014 the Company does not own any securities rated below investment grade.

Corporate Bonds: Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. As of December 31, 2014 the Company does not own any corporate bonds. As of December 31, 2013, the Company owned one corporate bond which was rated above investment grade. The Company did not consider this investment to be OTTI.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2014.

Note 4—INVESTMENT SECURITIES (Continued)

There were no OTTI losses recorded on available-for-sale securities for the years ended December 31, 2014 and December 31, 2013. During the year ended December 31, 2012, the Company recorded OTTI losses on available-for-sale securities as follows:

Year ended December 31, 2012
(Dollars in thousands)	Available- for-sale securities
Total OTTI charge realized and unrealized	$415
OTTI recognized in other comprehensive income (non-credit component)	215
Net impairment losses recognized in earnings (credit component)	$200
80

Note 4—INVESTMENT SECURITIES (Continued)

During 2012 OTTIs occurred for which only a portion is attributed to credit loss and recognized in earnings. The remainder was reported in other comprehensive income. The following is a roll forward analysis of amounts relating to credit losses on debt securities recognized in earnings during the twelve months ended December 31, 2014, December 31, 2013 and December 31, 2012.

For the year ended December 31, 2012, there were two non-agency mortgage backed securities with OTTI in which $200 thousand of OTTI representing the credit loss was recognized in earnings. The following is a roll-forward analysis of amounts relating to credit losses recognized in earnings. As of December 31, 2014 and December 31, 2013, there were no non-agency mortgage backed securities rated below investment grade.

(Dollars in thousands)	2013	2012
	Available for	Available for
	Sale	Sale

Balance at beginning of period	$271	$930

Other-than-temporary-impairment not previously recognized	—	173

Additional increase for which an other-than-temporary impairment was previously recognized related to credit losses	—	27
Realized losses during the period	(63)	(180)
Other-than-temporary impairment previously recognized in securities sold	(208)	(679)
Balance related to credit losses on debt securities at end of period	$—	$271
81

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2014	2013
Commercial, financial and agricultural	$33,403	$19,925
Real estate:
Construction	27,545	18,933
Mortgage-residential	48,510	37,579
Mortgage-commercial	293,186	237,701
Consumer:
Home equity	33,000	25,659
Other	8,200	7,800
Total	$443,844	$347,597

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at the beginning of year	$4,219	$4,621	$4,699
Provision for loan losses	881	528	496
Charged off loans	(1,111)	(1,090)	(742)
Recoveries	143	160	168
Balance at end of year	$4,132	$4,219	$4,621
82

Note 5—LOANS (Continued)

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	(54)	—	(52)	(879)	(17)	(109)	—	(1,111)
Recoveries	110	—	10	—	6	17	—	143
Provisions	(222)	19	(70)	1,334	33	56	(269)	881
Ending balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$57	$—	$—	$—	$61

Collectively evaluated for impairment	67	45	175	1,515	134	44	2,091	4,071

Loans receivable:
Ending balance-total	$33,403	$27,545	$48,510	$293,186	$33,000	$8,200	$—	$443,844

Ending balances:

Individually evaluated for impairment	55	—	1,078	7,334	92	—	—	8,559

Collectively evaluated for impairment	33,348	27,545	47,432	285,852	32,908	8,200	—	435,285
83

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	—	—	(47)	(897)	(67)	(79)	—	(1,090)
Recoveries	47	—	72	—	—	41	—	160
Provisions	(152)	26	31	692	(221)	101	51	528
Ending balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	233	26	287	1,117	112	80	2,360	4,215

Loans receivable:
Ending balance-total	$19,925	$18,933	$37,579	$237,701	$25,659	$7,800	$—	$347,597

Ending balances:
Individually evaluated for impairment	76	—	951	4,834	109	12	—	5,982

Collectively evaluated for impairment	19,849	18,933	36,628	232,867	25,550	7,788	—	341,615
84

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$331	$—	$514	$1,475	$521	$57	$1,801	$4,699
Charge-offs	(258)	—	(112)	(293)	—	(79)	—	(742)
Recoveries	42	—	86	—	3	37	—	168
Provisions	223	—	(253)	140	(124)	2	508	496
Ending balance	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	338	—	235	1,322	400	17	2,309	4,621

Loans receivable:
Ending balance-total	$20,924	$13,052	$38,892	$226,575	$27,173	$5,495	$—	$332,111

Ending balances:
Individually evaluated for impairment	37	—	357	5,772	—	10	—	6,176

Collectively evaluated for impairment	20,887	13,052	38,535	220,803	27,173	5,485	—	325,935
85

Note 5—LOANS (Continued)

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $10.0 million and $10.2 million at December 31, 2014 and 2013, respectively. Repayments on these loans during the year ended December 31, 2014 were $2.2 million, and loans made amounted to $394 thousand. Repayments on these loans during the year ended December 31, 2013 were $2.5 million, and loans made amounted to $1.8 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

The following table presents at December 31, 2014, 2013 and 2012, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2014	2013	2012
Total loans considered impaired at year end	$8,559	$5,982	$6,176
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$1,959	$55	$—
Related allowance	$61	$4	$—
Loans considered impaired and previously written down to fair value	$6,600	$5,927	$6,176
Average impaired loans	$10,900	$7,637	$6,704
Amount of interest earned during period of impairment	$163	$170	$179

The following tables are by loan category and present at December 31, 2014, December 31, 2013 and December 31, 2012 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,025	1,167	—	1,071	8
Mortgage-commercial	5,428	6,469	—	7,634	64
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	53	53	4	54	3
Mortgage-commercial	1,906	2,134	57	1,926	85
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	55	112	—	132	3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,078	1,220	4	1,125	11
Mortgage-commercial	7,334	8,603	57	9,560	149
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—
	$8,559	$10,032	$61	$10,900	$163
86

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$76	$76	$—	$146	$8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	896	998	—	1,096	121
Mortgage-commercial	4,834	5,447	—	6,204	27
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	56	9
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	76	76	—	146	8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	951	1,053	4	1,152	121
Mortgage-commercial	4,834	5,447	—	6,204	36
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1
	$5,982	$6,698	$4	$7,637	$170
87

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2012		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$37	$50	$—	$53	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	37	50	—	53	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	357	381	—	442	1
Mortgage-commercial	5,772	6,162	—	6,188	178
Consumer:
Home Equity	—	—	—	—	—
Other	10	10	—	21	—
	$6,176	$6,603	$—	$6,704	$179
88

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2014 and December 31, 2013, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$32,579	$754	$70	$—	$33,403
Real estate:
Construction	26,824	721	—	—	27,545
Mortgage – residential	46,090	1,054	1,366	—	48,510
Mortgage – commercial	270,986	10,437	11,763	—	293,186
Consumer:
Home Equity	32,008	751	241	—	33,000
Other	8,041	100	59	—	8,200
Total	$416,528	$13,817	$13,499	$—	$443,844

(Dollars in thousands)
December 31, 2013		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$19,627	$218	$80	$—	$19,925
Real estate:
Construction	15,341	3,592	—	—	18,933
Mortgage – residential	36,614	229	736	—	37,579
Mortgage – commercial	223,110	5,813	8,778	—	237,701
Consumer:
Home Equity	23,800	855	1,004	—	25,659
Other	7,788	—	12	—	7,800
Total	$326,280	$10,707	$10,610	$—	$347,597
89

Note 5—LOANS (Continued)

At December 31, 2014 and 2013, non-accrual loans totaled $6.6 million and $5.4 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $1.1 million and $704 thousand in 2014 and 2013, respectively. Interest recorded on non-accrual loans in 2014 and 2013 amounted to $62 thousand and $124 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2014 and 2013 amounted to $2.2 million and $576 thousand, respectively. Interest earned during 2014 and 2013 on these loans amounted to $67 thousand and $46 thousand, respectively.

There were no loans greater than 90 days delinquent and still accruing interest as of December 31, 2014. Loans greater than 90 days delinquent and still accruing interest at December 31, 2013 amounted to $2 thousand.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2014 and December 31, 2013:

(Dollars in thousands)	30-59			Greater than
	Days	60-89 Days		90 Days and		Total Past
December 31, 2013	Past Due	Past Due		Accruing	Nonaccrual	Due	Current	Total Loans
Commercial	$92	$—		$—	$55	$147	$33,256	$33,403
Real estate:
Construction	—	2		—	—	2	27,543	27,545
Mortgage-residential..	131	5		—	1,025	1,161	47,349	48,510
Mortgage-commercial	1,443	4		—	5,413	6,860	286,326	293,186
Consumer:
Home equity	19	—		—	92	111	32,889	33,000
Other	63	6		—	—	69	8,131	8,200
Total	$1,748	$17		$—	$6,585	$8,350	$435,494	$443,844

(Dollars in thousands)	30-59			Greater than
	Days	60-89 Days		90 Days and		Total Past
December 31, 2013	Past Due	Past Due		Accruing	Nonaccrual	Due	Current	Total Loans
Commercial	—		$$8	$2	$76	$86	$19,839	$19,925
Real estate:
Construction	—	—		—	—	—	18,933	18,933
Mortgage-residential..	331	277		—	895	1,503	36,076	37,579
Mortgage-commercial	54	908		—	4,314	5,276	232,425	237,701
Consumer:
Home equity	40	—		—	109	149	25,510	25,659
Other	8	—		—	12	20	7,780	7,800
Total	$433	$1,193		$2	$5,406	$7,034	$340,563	$347,597

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

90

Note 5—LOANS (Continued)

The following tables, by loan category, present loans determined to be TDRs during the twelve month periods ended December 31, 2014, December 31, 2013 and December 31, 2012.

Troubled Debt
Restructurings	For the twelve months ended December 31, 2014
(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Nonaccrual
Mortgage-Commercial	1	$1,664	$1,664
Mortgage-Consumer	1	$180	$180
Total nonaccrual	2	$1,844	$1,844
Total TDRs	2	$1,844	$1,844

Troubled Debt
Restructurings	For the twelve months ended December 31, 2013
(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Nonaccrual
Mortgage-Commercial	2	$285	$285
Total nonaccrual	2	$285	$285

Total TDRs	2	$285	$285

Troubled Debt
Restructurings	For the twelve months ended December 31, 2012
(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Nonaccrual
Mortgage-Commercial	1	$40	$40
Total nonaccrual	1	$40	$40

Accrual
Mortgage-Commercial	2	$596	$596
Total Accrual	2	$596	$596

Total TDRs	3	$636	$636

During the twelve month period ended December 31, 2014, the Company determined two loans to be TDRs. For both of these loans the rate and payment amount were lowered. During the twelve month period ended December 31, 2013, the Company determined two loans to be TDRs. One of the loans renewed and the payment was modified to interest only. The business no longer exists and the main source of repayment will be the sale of the property previously occupied by the business. The other loan was modified to extend the terms outside the Company’s guidelines. During the twelve months ended December 31, 2012, the Company modified three loans that were considered to be TDRs. The payment and interest rate were lowered for two of these loans and the payment was modified to interest only for one loan.

91

Note 5—LOANS (Continued)

The following table, by loan category, presents loans determined to be TDRs in the twelve months ended December 31, 2014 and December 31, 2013 that had payment defaults during twelve month period ended December 31, 2014 and December 31, 2013. Defaulted loans are those loans that are greater than 89 days past due.

	For the twelve months ended December 31, 2014

Troubled Debt Restructurings that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Consumer	1	$180
Total TDRs	1	$180

	For the twelve months ended December 31, 2013
Troubled Debt Restructurings that subsequently defaulted this period (Dollars in thousands)	Number of Contracts	Recorded Investment

Mortgage-Commercial	1	$94
Total TDRs	1	$94

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

92

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

93

Note 6– FAIR VALUE MEASUREMENT (continued)

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

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,532	$22,532	$22,532	$—	$—
Held-to-maturity securities	10,647	10,585	—	10,585	—
Available-for-sale securities	270,164	270,164	839	268,908	417
Other investments, at cost	2,003	2,003	—	—	2,003
Loans held for sale	4,124	4,124	—	4,124	—
Net loans receivable	439,712	441,944	—	433,446	8,498
Accrued interest	2,712	2,712	2,712	—	—
Financial liabilities:
Non-interest bearing demand	$133,004	$133,004	$—	$133,004	$—
NOW and money market accounts	287,982	287,982	—	287,982	—
Savings	53,583	53,583	—	53,583	—
Time deposits	195,014	195,721	—	195,721	—
Total deposits	669,583	670,290	—	670,290	—
Federal Home Loan Bank Advances	28,807	30,745	—	30,745	—
Short term borrowings	17,383	17,383	—	17,383	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	725	725	725	—	—
94

Note 6– FAIR VALUE MEASUREMENT (continued)

	December 31, 2013
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$14,166	$14,166	$14,166	$—	$—
Available-for-sale securities	224,356	224,356	818	223,121	417
Other investments, at cost	2,674	2,674	—	—	2,674
Loans held for sale	3,790	3,790	—	3,790	—
Net loans receivable	343,378	345,262	—	339,284	5,978
Accrued interest	2,267	2,267	2,267	—	—
Financial liabilities:
Non-interest bearing demand	$111,198	$111,198	$—	$111,198	$—
NOW and money market accounts	174,224	174,224	—	174,224	—
Savings	51,134	51,134	—	51,134	—
Time deposits	160,515	161,623	—	161,623	—
Total deposits	497,071	498,179	—	498,179	—
Federal Home Loan Bank Advances	43,325	47,011	—	47,011	—
Short term borrowings	18,634	18,634	—	18,634	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	694	694	694	—	—
95

Note 6– FAIR VALUE MEASUREMENT (continued)

The following table reflects the changes in fair values of the interest rate swap, which expired on October 8, 2013, for the years ended December 31, 2013 and 2012 and where these changes are included in the income statement:

	2014	2013	2012
(Dollars in thousands)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)
Interest rate swap	$—	$(2)	$(58)
Total	$—	$(2)	$(58)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2014 and December 31, 2013 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2014 or December 31, 2013 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,434	$—	$3,434	$—
Mortgage-backed securities	160,353	—	160,353	—
Small Business Administration securities	58,545	—	58,545	—
State and local government	46,516	—	46,516	—
Corporate and other securities	1,316	839	60	417
Total	$270,164	$839	$268,908	$417

(Dollars in thousands)

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,246	$—	$3,246	$—
Mortgage-backed securities	119,677	—	119,677	—
Small Business Administration securities	56,120	—	56,120	—
State and local government	42,998	—	42,998	—
Corporate and other securities	2,315	818	1,080	417
Total	$224,356	$818	$223,121	$417
96

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2014 and 2013 measured on a recurring basis:

2014

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2013	$417
Total gains or losses (realized/unrealized) Included in earnings	—

Included in other comprehensive income	—

Purchases, issuances, and settlements	—

Transfers in and/or out of Level 3
Ending Balance December 31, 2014	$417

	2013

(Dollars in thousands)	Interest rate Swap	Corporate Preferred Stock
Beginning Balance December 31, 2012	$(338)	$417
Total gains or losses (realized/unrealized) Included in earnings	(2)	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	340	—

Transfers in and/or out of Level 3	—
Ending Balance December 31, 2013	$—	$417
97

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2014 and December 31, 2013 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2014 and 2013.

(Dollars in thousands)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$55	$—	$—	$55
Real estate:
Mortgage-residential	1,074	—	—	1,074
Mortgage-commercial	7,277	—	—	7,277
Consumer:
Home equity	92	—	—	92
Other	—	—	—	—
Total impaired	8,498	—	—	8,498
Other real estate owned:
Construction	424	—	—	424
Mortgage-residential	232	—	—	232
Mortgage-commercial	2,287	—	—	2,287
Total other real estate owned	2,943	—	—	2,943
Total	$11,441	$—	$—	$11,441

(Dollars in thousands)
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$76	$—	$—	$76
Real estate:
Mortgage-residential	947	—	—	947
Mortgage-commercial	4,834	—	—	4,834
Consumer:
Home equity	109	—	—	109
Other	12	—	—	12
Total impaired	5,978	—	—	5,978
Other real estate owned:
Construction	301	—	—	301
Mortgage-residential	168	—	—	168
Mortgage-commercial	2,901	—	—	2,901
Total other real estate owned	3,370	—	—	3,370
Total	$9,348	$—	$—	$9,348
98

Note 6– FAIR VALUE MEASUREMENT (Continued)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $8.5 million and $6.0 million for the year ended December 31, 2014 and year ended December 31, 2013, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,943	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$8,498	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
99

Note 6– FAIR VALUE MEASUREMENT (continued)

(Dollars in thousands)	Fair Value as of December 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$3,370	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,978	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013
Land	$7,849	$5,259
Premises	22,015	14,744
Equipment	3,658	7,488
Fixed assets in progress	1,191	2,029
	34,713	29,520
Accumulated depreciation	6,203	10,076
	$28,510	$19,444

Provision for depreciation included in operating expenses for the years ended December 31, 2014, 2013 and 2012 amounted to $1.1 million, $859 thousand, and $862 thousand, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013
Core deposit premiums, gross carrying amount	$1,548	$3,438
Other intangibles	538	646
	2,086	4,084
Accumulated amortization	(280)	(4,084)
Net	$1,806	$—

Amortization of the intangibles amounted to $280 thousand, $160 thousand and $204 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

On February 1, 2014, we completed our acquisition of Savannah River and its wholly-owned subsidiary, SRBC. Under the terms of the merger agreement, Savannah River shareholders received either $11.00 in cash or 1.0618 shares of the Company’s common stock, or a combination thereof, for each Savannah River share they owned immediately prior to the merger, subject to the limitation that 60% of the outstanding shares of Savannah River common stock were exchanged for cash and 40% of the outstanding shares of Savannah River common stock were exchanged for shares of the Company’s common stock. The Company issued 1,274,200 shares of common stock in connection with the merger. Total intangibles, including goodwill of $4.5 million and a core deposit premium of $1.2 million, were recorded in conjunction with the acquisition.

On September 26, 2014, the Bank completed its acquisition and assumption of approximately $40 million in deposits and $8.7 million in loans from First South. This represented all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand for the deposits and loans acquired. The deposits and loans from First South have been consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The premium paid of $714 thousand plus fair value adjustments recorded on loans and deposits acquired resulted in a core deposit intangible of $365.9 thousand and other identifiable intangible assets in the amount of $538.6 thousand being recorded related to this transaction.

The acquisition of two financial advisory firms in 2008 resulted in recognition of $646 thousand in an intangible asset related to the customer list. The intangible asset was amortized on a straight line basis over five years.

As a result of the acquisition of Palmetto South mortgage on July 31, 2011, we have recorded goodwill in the amount of $571 thousand. The goodwill is tested for impairment annually.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2014 and 2013 was $14.6 million and $11.1 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2014 and 2013.

	December 31,
(In thousands)	2014	2013
Balance—beginning of year	$3,370	$3,987
Additions—foreclosures	1,567	1,160
Writedowns	161	87
Sales	1,833	1,690
Balance, end of year	$2,943	$3,370
101

Note 10—DEPOSITS

At December 31, 2014, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2015	$102,519
2016	44,903
2017	23,947
2018	14,095
2019	9,538
Thereafter	12
$195,014

Interest paid on certificates of deposits of $100 thousand or more totaled $599 thousand, $647 thousand, and $1.2 million in 2014, 2013, and 2012, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2014 and 2013 were $22.7 million and $20.6 million respectively.

Deposits from directors and executive officers and their related interests at December 31, 2014 and 2013 amounted to approximately $9.2 million and $5.8 million, respectively.

The amount of overdrafts classified as loans at December 31, 2014 and 2013 were $148 thousand and $125 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2014 and 2013 was 0.19% and 0.20%, respectively. The maximum month-end balance during 2014 and 2013 was $20.0 million and $18.9 million, respectively. The average outstanding balance during the years ended December 31, 2014 and 2013 amounted to $18.2 million and $17.9 million, respectively, with an average rate paid of 0.20% and 0.22%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

At December 31, 2014 and 2013, the Company had unused short-term lines of credit totaling $20.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2014 and 2013, consisted of the following:

	December 31,
(In thousands)	2014		2013
Maturing	Amount	Rate	Amount	Rate
2014	$—	—	9,000	0.35%
2015	—	—	2,000	4.22%
2017	16,500	3.98%	20,000	3.98%
2018	12,000	4.45%	12,000	4.45%
After five years	307	1.00%	325	1.00%
	$28,807	4.14%	$43,325	3.34%

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $65.7 million at December 31, 2014. No securities have been pledged as collateral for advances as of December 31, 2014. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $46.9 million at December 31, 2013. In addition, securities with a fair value of approximately $8.8 million have been pledged as collateral for advances as of December 31, 2013. Advances are subject to prepayment penalties. The average advances during 2014 and 2013 were $35.9 million and $35.6 million, respectively. The average interest rate for 2014 and 2013 was 3.84% and 4.10%, respectively. The maximum outstanding amount at any month end was $43.3 million and $43.3 million for 2014 and 2013.

During the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company prepaid advances in the amount of $14.6 million, $2.0 million and $9.1 million, respectively, and realized losses on the early extinguishment of $351 thousand, $142 thousand and $217 thousand, respectively. Of the $14.6 million of 2014 prepaid advances, $8.7 million were related to advances that were acquired during the merger with Savannah River and were repaid shortly during the month of February 2014. These were recorded at fair value at the date of merger and therefore no loss was recorded at the time of prepayment.

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

On December 16, 2011, the Company sold 2,500 Units (the “Units”), with each Unit consisting of an 8.75% Subordinated Note, due in 2019, $1,000 principal amount (collectively, the “Notes”), and a warrant to purchase 43 shares of common stock of the Company at an exercise price equal to $5.90 per share (collectively, the “Warrants”), to certain accredited investors, including directors and executive officers of the Company, for an aggregate purchase price of $2.5 million. Proceeds were retained by the Company and available to pay dividends on the Company’s common and preferred stock, interest on the Notes and dividends on the Company’s trust preferred securities, and for general corporate and banking purposes. On November 15, 2012, the Company redeemed the $2.5 million of Notes at par plus accrued but unpaid interest to the redemption date. At December 31, 2014, there are Warrants outstanding to purchase 101,480 shares. All are currently exercisable and will expire on December 16, 2019.  The number of shares of common stock of the Company for which, and the price per share at which, a Warrant is exercisable are subject to adjustment upon the occurrence of certain events, including, without limitation, a stock split, stock dividend or a merger, as provided in the Warrant.

Note 14—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	Year ended December 31
(Dollars in thousands)	2014	2013	2012
Current
Federal	$1,232	$—	$—
State	248	61	284
	1,480	61	284
Deferred
Federal	502	1,092	1,336
State	—	—	—
	502	1,092	1,336
Income tax expense (benefit)	$1,982	$1,153	$1,620

Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2014	2013	2012
Expected federal income tax expense	$2,415	$1,799	$1,900
State income tax net of federal benefit	164	124	187
Tax exempt interest	(392)	(324)	(182)
Increase in cash surrender value life insurance	(140)	(121)	(130)
Valuation allowance released	55	(132)	—
Merger expenses	70	113	—
Low income housing tax credits	(186)	(186)	(186)
Other	(4)	(120)	31
	$1,982	$1,153	$1,620

Note 14—INCOME TAXES (continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2014	2013
Assets:
Allowance for loan losses	$1,415	$1,434
Excess tax basis of deductible intangible assets	347	328
Excess tax basis of assets acquired	901	—
Net operating loss carry forward	355	333
Unrealized loss on available-for-sale securities	—	1,421
Compensation expense deferred for tax purposes	1,015	858
Deferred loss on other-than-temporary-impairment charges	8	65
Interest on nonaccrual loans	229	251
Tax credit carry-forwards	682	1,016
Other	617	303
Total deferred tax asset	5,569	6,009
Valuation reserve	452	—
Total deferred tax asset net of valuation reserve	5,117	6,009
Liabilities:
Tax depreciation in excess of book depreciation	113	103
Excess financial reporting basis of assets acquired	1,429	897
Unrealized gain on available-for-sale securities	650	—
Total deferred tax liabilities	2,192	1,000
Net deferred tax asset recognized	$2,925	$5,009

In 2013, the Company realized a capital gain that allowed for the reversal of the previously established valuation allowance. At December 31, 2013, the Company had a net operating loss carry forward for federal income tax purposes of approximately $979 thousand available to offset future taxable income through 2031. This net operating loss for federal income tax purposes was fully utilized in 2014. At December 31 2014 the Company has approximately $10.8 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company as well as a capital loss of $169 thousand for which realizability is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $2.0 million has been recorded directly to shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $502 thousand and net deferred tax assets acquired in acquisitions during 2014, of $489 thousand.

Tax returns for 2011 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2014, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2014 and 2013, the Bank had commitments to extend credit including lines of credit of $75.8 million and $45.5 million respectively.

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

The primary market area served by the Bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina.  As result of the Savannah River acquisition in 2014, we also serve the Aiken, South Carolina and Richmond County, Georgia markets. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $20.4 million. Based on this criteria, the Bank had four such concentrations at December 31, 2014, including $96.0 million (21.6% of total loans) to private households, $65.6 million (14.8% of total loans) to lessors of residential properties, $100.1 million (22.6% of total loans) to lessors of non-residential properties and $33.5 million (7.5% of total loans) to religious organizations.  As reflected above, private households make up 21.6% of total loans and equate to approximately 118% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 3,820). Commercial real estate loans and commercial construction loans represent $314.4 million, or 70.8%, of the portfolio. Approximately $82.1 million, or 26.1%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of the area.

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

The Bank entered into a five year interest rate swap agreement on October 8, 2008 which matured on October 8, 2013. The swap agreement had a $10.0 million notional amount. The Bank received a variable rate of interest on the notional amount based on a three month LIBOR rate and paid a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. The Bank’s exposure to credit risk was limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The Bank’s exposure to market risk of loss was limited to the changes in the market value of the swap between reporting periods. The change in fair value of the contract recognized in earnings during 2013, and 2012 was $2 thousand and $58 thousand, respectively. The fair value of the contract is calculated based on the present value, over the remaining term of the contract, of the difference between the five year swap rate multiplied by the notional amount at the reporting date and the fixed interest rate of 3.66% multiplied by the notional amount of the contract.

Note 16—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
ATM/debit card and bill payment processing	$569	$451	$479
Supplies	153	115	138
Telephone	373	321	297
Courier	85	68	72
Correspondent services	188	176	168
Insurance	279	258	209
Postage	189	174	172
Loss on limited partnership interest	187	211	194
Director fees	356	297	312
Professional fees	766	549	745
Shareholder expense	170	172	135
Other	920	862	557
	$4,235	$3,654	$3,478
107

Note 17—STOCK OPTIONS AND RESTRICTED STOCK

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2014 and 2013, the Company had 176,399 and 247,459 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2012	75,022	$19.69	2.03	$—
Forfeited	(3,619)	17.52
Outstanding December 31, 2013	71,403	$20.68	1.10	$—
Forfeited	(1,500)	21.73
Outstanding, December 31, 2014	69,903	$19.44	0.15	$—

Stock options outstanding and exercisable as of December 31, 2014 are as follows:

Range of Exercise Prices Low/High	Number of Option Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$14.21 / $16.70	8,903	0.48	$14.21
$19.00 / $22.50	61,000	0.05	20.20
	69,903	0.15	$19.44

In 2014, 2013 and 2012, each non-employee director received 455,549 and 604 common shares of restricted stock, respectively in connection with their overall compensation plan. In 2014, there were 5,460 restricted shares granted at a value of $10.98 per share. The 2014 shares vested on January 1, 2015. In 2013 there were 6,588 restricted shares granted at a value of $9.17 per share. The 2013 shares vested on January 1, 2014. In 2012 a total of 7,852 shares were issued to these directors at a value of $8.27 per share. These shares vested on January 1, 2013.

In 2014, 2013 and 2012, 36,372, 53,732 and 25,009 restricted shares, respectively were issued to executive officers in connection with the Bank’s incentive compensation plan. The shares were valued at $10.98, $9.17 and $8.27 per share, respectively. Restricted shares granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2014, 2013 and 2012 is based on the price of the Company’s common stock on the grant date.

In 2014, 29,228 restricted shares were issued to senior officers of SRBC and retained by the Company in connection with the merger. The shares were valued at $10.55 per share. Restricted shares granted to these officers vest in three equal annual installments beginning on January 31, 2015.

Warrants to purchase 101,480 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 and remain outstanding at December 31, 2014 (See Note 13-Junior Subordinated Debt).

Note 18—EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2014, 2013 and 2012, the plan expense amounted to $347 thousand, $301 thousand and $276 thousand, respectively. Prior to July 1, 2007, the Company matched 50% of an employee’s contribution up to a 6.00% participant contribution. Beginning July 1, 2007, the Company began matching 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. The plan provides for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Additional single premium life insurance policies were purchased in 2006 in the amount of $3.5 million designed to offset the funding of these additional fringe benefits. The cash surrender value at December 31, 2014 and 2013 of all bank owned life insurance was $14.6 million and $11.1 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2014, 2013 and 2012 amounted to $391 thousand, $298 thousand, and $261 thousand, respectively.

Note 19—EARNINGS PER SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2014	2013	2012
Numerator (Included in basic and diluted earnings per share)	$5,121	$4,137	$3,292
Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	6,538	5,285	4,144
Dilutive securities:
Deferred compensation	23	9	—
Warrants—Treasury stock method	46	40	28
Diluted common share outstanding	6,607	5,334	4,172
The average market price used in calculating assumed number of shares	$10.83	$9.69	$7.98

For the years ended December 31, 2014, 2013 and 2012, options are not dilutive in calculating diluted earnings per share. As of December 31, 2014, 2013, and 2012 there were 69,903, 71,403, and 75,022 potentially dilutive options outstanding, respectively. In 2014, 2013, and 2012 the exercise price on all outstanding options exceeded the average market price for the year.

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance $2.5 million in subordinated debt. (See Note 13) As shown above, the warrants were dilutive for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012.

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

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

The actual capital amounts and ratios as well as minimum amounts for each regulatory defined category for the Bank and the Company are as follows:

	Actual		Required to be Categorized Adequately Capitalized		Required to be Categorized Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014

First Community Corporation
Tier 1 Capital	$81,431	16.12%	$20,210	4.00%	N/A	N/A
Total Risked Based Capital	85,563	16.94%	40,419	8.00%	N/A	N/A
Tier 1 Leverage	81,431	10.02%	32,507	4.00%	N/A	N/A

First Community Bank
Tier 1 Capital	$77,473	15.39%	$20,139	4.00%	$30,209	6.00%
Total Risked Based Capital	81,605	16.21%	40,279	8.00%	50,349	10.00%
Tier 1 Leverage	77,473	9.56%	32,432	4.00%	40,540	5.00%

December 31, 2013

First Community Corporation
Tier 1 Capital	$68,755	17.60%	$15,629	4.00%	N/A	N/A
Total Risked Based Capital	72,974	18.68%	31,257	8.00%	N/A	N/A
Tier 1 Leverage	68,755	10.77%	25,535	4.00%	N/A	N/A

First Community Bank
Tier 1 Capital	$65,656	16.84%	$15,592	4.00%	$23,388	6.00%
Total Risked Based Capital	69,875	17.93%	31,185	8.00%	38,981	10.00%
Tier 1 Leverage	65,656	10.30%	25,501	4.00%	31,876	5.00%

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

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all applicable capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time.

Note 21—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash on deposit	$2,530	$2,583
Securities purchased under agreement to resell	128	128
Investment securities available-for-sale	417	417
Land held for sale	1,200	—
Investment in bank subsidiary	85,119	64,399
Other	724	739
Total assets	$90,118	$68,266
Liabilities:
Junior subordinated debentures	$15,464	$15,464
Other	126	131
Total liabilities	15,590	15,595
Shareholders’ equity	74,528	52,671
Total liabilities and shareholders’ equity	$90,118	$68,266

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Income:
Interest and dividend income	$40	$26	$1
Gain on sale of securities	—	327	—
Equity in undistributed earnings of subsidiary	4,510	2,229	4,313
Dividend income from bank subsidiary	1,369	2,316	320
Total income	5,919	4,898	4,634
Expenses:
Interest expense	427	433	658
Other	708	449	301
Total expense	1,135	882	959
Income before taxes	4,784	4,016	3,675
Income tax benefit	(337)	(121)	(293)
Net income	$5,121	$4,137	$3,968
113

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$5,121	$4,137	$3,968
Adjustments to reconcile net income to net cash (used) provided by operating activities
Equity in undistributed earnings of subsidiary	(4,510)	(2,229)	(4,313)
Gain on sale of securities	—	(327)	—
Other-net	647	272	(90)
Net cash (used) provided by operating activities	1,258	1,853	(435)
Cash flows from investing activities:
Purchase of available-for sale-securities	—	—	(417)
Proceeds from sale of securities available-for-sale	—	339	—
Net cash provided (used) by investing activities	—	339	(417)
Cash flows from financing activities:
Repayment of subordinated note payable	—	—	(2,500)
Dividends paid: Common stock	(1,484)	(1,145)	(605)
Preferred stock	—	—	(475)
Proceeds from issuance of common stock	173	119	13,885
Redemption of preferred stock	—	—	(11,073)
Redemption of stock warrants	—	—	(510)
Net cash used in financing activities	(1,311)	(1,026)	(1,278)
Increase (decrease) in cash and cash equivalents	(53)	1,166	(2,130)
Cash and cash equivalents, beginning of year	2,583	1,417	3,547
Cash and cash equivalents, end of year	$2,530	$2,583	$1,417

Note 22—SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure other than the following:

On February 18, 2015, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the “Consent Order”). The Consent Order requires the Bank to take certain actions with respect to the Bank Secrecy Act and anti-money laundering laws and regulations (collectively referred to as the “BSA”), including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. While the Bank recognizes that certain technical aspects of its BSA compliance activities were affected by a temporary period of significant turnover in the Bank’s BSA staff, the Bank believes that it has recognized and addressed substantially all of the BSA compliance issues noted by the FDIC and that, as of the date of this report, it is in compliance with substantially all of the requirements set forth in the Consent Order. Nevertheless, there can be no assurance that the FDIC will ultimately determine that the Bank has met all of the requirements of the Consent Order to its satisfaction. If the FDIC determines that the Bank has not made sufficient progress in complying with the Consent Order, the FDIC could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

Note 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2014 and 2013 (dollars in thousands, except per share amounts).

2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,078	$6,968	$6,849	$6,403
Net interest income	6,192	6,096	5,947	5,496
Provision for loan losses	179	152	400	150
Gain (loss) on sale of securities	80	16	78	8
Income before income taxes	2,063	2,184	1,661	1,195
Net income	1,506	1,552	1,201	862
Net income available to common shareholders	1,506	1,552	1,201	862
Net income per share, basic	$0.23	$0.23	$0.18	$0.14
Net income per share, diluted	$0.22	$0.23	$0.18	$0.14

2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,656	$5,474	$5,370	$5,283
Net interest income	4,777	4,570	4,423	4,279
Provision for loan losses	149	129	100	150
Gain (loss) on sale of securities	(79)	4	133	15
Income before income taxes	797	1,425	1,663	1,405
Net income	850	1,046	1,203	1,038
Net income available to common shareholders	$850	$1,046	$1,203	$1,038
Net income per share, basic	$0.16	$0.20	$0.23	$0.20
Net income per share, diluted	$0.16	$0.20	$0.23	$0.20
115

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2014. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, is included in Item 8 of this report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 20, 2015.

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

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 20, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2014. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
	(a)	(b)
Equity compensation plans approved by security holders	69,903	$19.44	176,399
Total(1)	69,903	$19.44	176,399

(1)	Includes 8,903 shares with a weighted average exercise price of $14.21 issuable under the First Community Corporation / DeKalb Bankshares, Inc. Stock Incentive Plan. This plan, and the outstanding awards, were assumed by us in connection with the merger with DutchFork Bancshares, Inc. and DeKalb Bankshares, Inc. We are not authorized to make any additional awards under these plans. These plans were previously approved by the shareholders of DutchFork Bancshares, Inc.

The additional information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 20, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 20, 2015.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 20, 2015.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2014 and 2013
•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
•	Notes to the Consolidated Financial Statements
117

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger between First Community Corporation, SRMS, Inc. and Savannah River Financial Corporation dated August 13, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 14, 2013).
2.2	Agreement and Plan of Merger between First Community Corporation and DeKalb Bankshares, Inc. dated January 19, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 20, 2006).
2.3	Agreement and Plan of Merger by and between First Community Corporation and DutchFork Bancshares, Inc. dated as of April 12, 2004 (incorporated by reference to Appendix A of the Form S-4 filed on June 7, 2004).
2.4	Agreement and Plan of Merger by and between First Community Corporation, SRMS, Inc., and Savannah River Financial Corporation, dated August 13, 2013 (incorporated by reference to Exhibit 2.1 to First Community’s Registration Statement on Form S-4 (File Number 333-191652) Filed on October 10, 2013).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-86258 on Form S-1).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2013).
3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 25, 2008).
4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (included in Exhibits 3.1, 3.2 and 3.3)
10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the period ended December 31, 1998).*
10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the period ended December 31, 2005).*
10.4	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).*
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 19, 2008).*
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 19, 2008).*
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 19, 2008).*
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 19, 2008).*
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated June 17, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 19, 2008).*
10.12	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2011).
10.13	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2011).
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 7, 2011).
118

10.15	Consent Order, dated February 18, 2015, between the FDIC and First Community Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2015).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

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
119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2015	FIRST COMMUNITY CORPORATION
	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Richard K. Bogan	Director	March 27, 2015
Richard K. Bogan

/s/ Thomas C. Brown	Director	March 27, 2015
Thomas C. Brown

/s/ Chimin J. Chao	Director	March 27, 2015
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 27, 2015
Michael C. Crapps	(Principal Executive Officer)

/s/ Anita B. Easter	Director	March 27, 2015
Anita B. Easter

/s/ O. A. Ethridge	Director	March 27, 2015
O. A. Ethridge

/s/ George H. Fann, Jr.	Director	March 27, 2015
George H. Fann, Jr.

/s/ J. Thomas Johnson	Director and Vice Chairman of the Board	March 27, 2015
J. Thomas Johnson

/s/ W. James Kitchens, Jr.	Director	March 27, 2015
W. James Kitchens, Jr.

/s/ J. Randolph potter	Director	March 27, 2015
J. Randolph Potter

/s/ E. LELAND REYNOLDS	Director	March 27, 2015
E. Leland Reynolds

120

/s/ paul s. simon	Director	March 27, 2015
Paul S. Simon

/s/ Alexander Snipe, Jr.	Director	March 27, 2015
Alexander Snipe, Jr.

/s/ Roderick M. Todd, Jr.	Director	March 27, 2015
Roderick M. Todd, Jr.

/s/ Loretta R. Whitehead	Director	March 27, 2015
Loretta R. Whitehead

/s/ Mitchell M. Willoughby	Director and Chairman of the Board	March 27, 2015
Mitchell M. Willoughby

/s/ Joseph G. Sawyer	Chief Financial Officer and	March 27, 2015
Joseph G. Sawyer	Principal Accounting Officer

121

Exhibit List

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.
122