Form 10-Q
period 2015-03-31
FIRST COMMUNITY CORP /SC/
filed 2015-05-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 13, 2015, 6,652,189 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$11,537	$12,480
Interest-bearing bank balances	31,796	9,454
Federal funds sold and securities purchased under agreements to resell	878	598
Investment securities held-to-maturity	12,756	10,647
Investment securities available-for-sale	259,369	270,164
Other investments, at cost	1,969	2,003
Loans held for sale	5,446	4,124
Loans	454,301	443,844
Less, allowance for loan losses	4,252	4,132
Net loans	450,049	439,712
Property, furniture and equipment - net	29,383	28,510
Land held for sale	1,200	1,200
Bank owned life insurance	14,744	14,642
Other real estate owned	2,748	2,943
Intangible assets	1,704	1,806
Goodwill	5,078	5,078
Other assets	7,162	9,002
Total assets	$835,819	$812,363
LIABILITIES
Deposits:
Non-interest bearing demand	$140,689	$133,004
NOW and money market accounts	305,851	287,982
Savings	56,467	53,583
Time deposits less than $100,000	105,262	108,048
Time deposits $100,000 and over	86,304	86,966
Total deposits	694,573	669,583
Securities sold under agreements to repurchase	16,684	17,383
Federal Home Loan Bank advances	27,552	28,807
Junior subordinated debt	15,464	15,464
Other liabilities	4,998	6,598
Total liabilities	759,271	737,835
SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,683,960 at March 31, 2015 6,664,391 at December 31, 2014	6,684	6,664
Common stock warrants issued	46	48
Nonvested restricted stock	(694)	(673)
Additional paid in capital	75,687	75,504
Accumulated deficit	(7,339)	(8,286)
Accumulated other comprehensive income	2,164	1,271
Total shareholders’ equity	76,548	74,528
Total liabilities and shareholders’ equity	$835,819	$812,363

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,874	$5,080
Taxable securities	1,002	983
Non-taxable securities	380	317
Federal funds sold and securities purchased under resale agreements	6	10
Other	21	13
Total interest income	7,283	6,403
Interest expense:
Deposits	426	429
Federal funds sold and securities sold under agreement to repurchase	8	10
Other borrowed money	401	468
Total interest expense	835	907
Net interest income	6,448	5,496
Provision for loan losses	406	150
Net interest income after provision for loan losses	6,042	5,346
Non-interest income:
Deposit service charges	347	366
Mortgage banking income	735	619
Investment advisory and non-deposit commissions	296	257
Gain on sale of securities	104	8
Gain on sale of other assets	4	12
Loss on early extinguishment of debt	(103)	—
Other	598	613
Total non-interest income	1,981	1,875
Non-interest expense:
Salaries and employee benefits	3,565	3,424
Occupancy	485	413
Equipment	402	339
Marketing and public relations	226	161
FDIC Assessment	138	124
Other real estate expense	154	138
Amortization of intangibles	103	42
Merger expenses	—	420
Other	1,027	965
Total non-interest expense	6,100	6,026
Net income before tax	1,923	1,195
Income tax expense	519	333
Net income	$1,404	$862

Basic earnings per common share	$0.22	$0.14
Diluted earnings per common share	$0.21	$0.14

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)
	Three months ended March 31,
	2015	2014

Net income	$1,404	$862

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax of $495 and $876, respectively	962	1,696

Less: Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $35 and $2, respectively	(69)	(6)

Other comprehensive income	893	1,690
Comprehensive income	$2,297	$2,552

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three Months ended March 31, 2015 and March 31, 2014

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total
Balance December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						862		862
Other comprehensive loss net of tax of $873							1,690	1,690
Issuance of restricted stock	71	71		697	(768)			—
Amortization of compensation on restricted stock					100			100
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.06 per share)						(313)		(313)
Dividend reinvestment plan	4	4		41				45
Balance March 31, 2014	6,652	$6,652	$48	$75,388	$(1,112)	$(11,374)	$(837)	$68,765

Balance December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						1,404		1,404
Other comprehensive income net of tax of $460							893	893
Issuance of restricted stock	13	13		137	(150)			—
Amortization of compensation on restricted stock					129			129
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.07 per share)						(457)		(457)
Dividend reinvestment plan	5	5		46				51
Balance March 31, 2015	6,684	$6,684	$46	$75,687	$(694)	$(7,339)	$2,164	$76,548

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$1,404	$862
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	297	248
Premium amortization	936	774
Provision for loan losses	406	150
Write-down of other real estate owned	90	82
Gain on sale of other real estate owned	(4)	(12)
Origination of loans held-for-sale	(23,701)	(18,191)
Sale of loans held-for-sale	22,379	18,144
Amortization of intangibles	103	42
Accretion on acquired loans	(509)	(114)
Gain on sale of securities	(104)	(8)
Loss on extinguishment of debt	103	—
Decrease in other assets	1,461	1,088
Decrease in other liabilities	(1,711)	(1,094)
Net cash provided from operating activities	1,150	1,971
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(5,436)	(34,235)
Purchase of investment securities held-to-maturity	(2,142)	—
Maturity/call of investment securities available-for-sale	9,643	9,875
Proceeds from sale of securities available-for-sale	6,955	20,916
Proceeds from sale of other securities	304	—
(Increase) decrease in loans	(10,382)	9,571
Net cash disbursed in business combination	—	(11,353)
Proceeds from sale of other real estate owned	185	712
Purchase of property and equipment	(1,170)	(607)
Net cash used in investing activities	(2,043)	(5,121)
Cash flows from financing activities:
Increase in deposit accounts	25,035	43,232
Increase (decrease) in securities sold under agreements to repurchase	(699)	858
Advances from the Federal Home Loan Bank	8,500	20,000
Repayment of advances from FHLB	(9,858)	(37,710)
Dividends paid: Common Stock	(457)	(313)
Dividend reinvestment plan	51	45
Net cash provided from financing activities	22,572	26,112
Net increase in cash and cash equivalents	21,679	22,962
Cash and cash equivalents at beginning of period	22,532	14,166
Cash and cash equivalents at end of period	$44,211	$37,128
Supplemental disclosure:
Cash paid during the period for:
Interest	$865	$791
Income taxes	$935	$—
Non-cash investing and financing activities:
Unrealized gain on securities	$893	$1,690
Transfer of loans to foreclosed property	$75	$559
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$151,024
Other intangible assets acquired	$—	$1,182
Liabilities assumed	$—	$123,198
Net identifiable assets acquired over liabilities assumed	$—	$29,008
Common stock issued in acquisition	$—	$13,710

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at March 31, 2015 and December 31, 2014, and the Company’s results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2014 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months ended
	March 31,
	2015	2014

Numerator (Net income available to common shareholders)	$1,404	$862
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,522	6,169
Dilutive securities:
Deferred compensation	20	17
Warrants/Restricted stock -Treasury stock method	123	43
Diluted earnings per share	6,665	6,229

The average market price used in calculating assumed number of shares	$11.42	$10.86

At March 31, 2015, there were 8,903 outstanding options at an average exercise price of $14.21. None of these options has an exercise price below the average market price of $11.42 for the three-month period ended March 31, 2015, and, therefore they are not deemed to be dilutive. At March 31, 2014, there were 70,903 outstanding options at an average exercise price of $19.48. None of these options had an exercise price below the average market price of $10.86 for the three-month period ended March 31, 2014, and, therefore they were not deemed to be dilutive. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. At March 31, 2015 there were 97,180 warrants outstanding. These warrants expire December 16, 2019 and are included in dilutive securities in the table above. The Company has issued a total of 157 thousand restricted shares under the terms of its compensation plans and employment agreements. These shares cliff vest over a three year period. The unrecognized compensation cost at March 31, 2015 for non-vested shares amounts to $694 thousand.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Government sponsored enterprises	$3,406	$97	$—	$3,503
Mortgage-backed securities	147,054	1,846	347	148,553
Small Business Administration pools	59,452	447	344	59,555
State and local government	44,948	1,590	91	46,447
Corporate and other securities	1,349	—	38	1,311
	$256,209	$3,980	$820	$259,369
December 31, 2014:
Government sponsored enterprises	$3,403	$45	$14	$3,434
Mortgage-backed securities	159,861	1,211	719	160,353
Small Business Administration pools	58,643	385	483	58,545
State and local government	45,102	1,523	109	46,516
Corporate and other securities	1,349	—	33	1,316
	$268,358	$3,164	$1,358	$270,164

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
State and local government	$12,756	$72	$81	$12,747
	$12,756	$72	$81	$12,747
December 31, 2014:
State and local government	$10,647	$6	$68	$10,585
	$10,647	$6	$68	$10,585

During the three months ended March 31, 2015 and March 31, 2014, the Company received proceeds of $7.0 million and $20.9 million, respectively, from the sale of investment securities available-for-sale, amounting to gross gains of $104.1 thousand and $8.3 thousand in earnings for each respective period. There were no gross losses from the sale of investments for the three months ended March 31, 2015. There were no gross losses from the sale of investment securities for the three months ended March 31, 2014.

At March 31, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $834.1 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2014, corporate and other securities available-for-sale included the following at fair value: mutual funds at $839.2 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.0 million and $2.0 million at March 31, 2015 and December 31, 2014 respectively.

Note 3 – Investment Securities (continued)

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2015 and December 31, 2014.

	Less than 12 months		12 months or more		Total
March 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	15,585	116	19,334	224	34,919	340
Small Business Administration pools	10,929	77	22,815	267	33,744	344
Non-agency mortgage-backed securities	348	7	—	—	348	7
State and local government	—	—	3,306	91	3,306	91
Corporate bonds and other	—	—	884	38	884	38
Total	$26,862	$200	$46,339	$620	$73,201	$820

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$1,486	$14	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	38,341	283	26,232	429	64,573	712
Small Business Administration pools	12,313	89	20,896	394	33,209	483
Non-agency mortgage-backed securities	576	6	18	1	594	7
State and local government	—	—	5,270	109	5,270	109
Corporate bonds and other	—	—	889	33	889	33
Total	$51,230	$378	$54,791	$980	$106,021	$1,358

	Less than 12 months		12 months or more		Total
March 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$7,727	$81	$—	$—	$7,727	$81
Total	$7,727	$81	$—	$—	$7,727	$81

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$8,655	$68	$—	$—	$8,655	$68
Total	$8,655	$68	$—	$—	$8,655	$68

Note 3 – Investment Securities (continued)

Government Sponsored Enterprise, Mortgage-Backed Securities: At March 31, 2015, the Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), with an amortized cost of $146.4 million and approximate fair value of $147.9 million issued by government sponsored enterprises (“GSEs”). At December 31, 2014, the Company owned MBSs, including CMOs with an amortized cost of $159.1 million and approximate fair value of $159.7 million issued by GSEs. As of March 31, 2015 and December 31, 2014, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2015.

Non-agency Mortgage-Backed Securities: The Company also held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2015 with an amortized cost of $696.6 thousand and approximate fair value of $696.2 thousand. The Company held PLMBSs, including CMOs, at December 31, 2014 with an amortized cost of $736.6 thousand and approximate fair value of $734.4 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. There were no PLMBSs rated below investment grade as of March 31, 2015.

Corporate Bonds: Corporate bonds held by the Company are reviewed on a quarterly basis to identify downgrades by rating agencies as well as deterioration of the underlying collateral or the issuer’s ability to service the debt obligation. As of March 31, 2015 and December 31, 2014 the Company did not own any corporate bonds.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at March 31, 2015.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2015 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,668	$6,727	$—	$—
Due after one year through five years	126,652	127,963	494	497
Due after five years through ten years	108,647	110,567	11,715	11,720
Due after ten years	14,242	14,112	547	530
	$256,209	$259,369	$12,756	$12,747

Note 4 – Loans

Loans summarized by category as of March 31, 2015, December 31, 2014 and March 31, 2014 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Commercial, financial and agricultural	$32,569	$33,403	$34,860
Real estate:
Construction	36,080	27,545	29,112
Mortgage-residential	49,838	48,510	46,810
Mortgage-commercial	294,108	293,186	292,995
Consumer:
Home equity	33,511	33,000	31,378
Other	8,195	8,200	8,713
Total	$454,301	$443,844	$443,868

Note 4 – Loans (continued)

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2015 and March 31, 2014 and for the year ended December 31, 2014 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(56)	—	—	(291)	—	(11)	—	(358)
Recoveries	2	—	1	4	1	64	—	72
Provisions	197	89	63	295	(14)	(39)	(185)	406
Ending balance March 31, 2015	$210	$134	$243	$1,580	$121	$58	$1,906	$4,252

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$3	$—	$—	$—	$7

Collectively evaluated for impairment	210	134	239	1,577	121	58	1,906	4,245

Loans receivable:
Ending balance-total	$32,569	$36,080	$49,838	$294,108	$33,511	$8,195	$—	$454,301

Ending balances:
Individually evaluated for impairment	—	—	1,066	6,740	91	—	—	7,897

Collectively evaluated for impairment	$32,569	$36,080	$48,772	$287,368	$33,420	$8,195	$—	$446,404

Note 4 – Loans (continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Beginning balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	—	—	(35)	(187)	—	(8)	—	(230)
Recoveries	17	—	1	—	—	4	—	22
Provisions	(7)	137	(1)	94	2	(13)	(62)	150
Ending balance March 31, 2014	$243	$163	$256	$1,024	$114	$63	$2,298	$4,161

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	243	163	252	1,024	114	63	2,298	4,157

Loans receivable:
Ending balance-total	$34,860	$29,112	$46,810	$292,995	$31,378	$8,713	$—	$443,868

Ending balances:
Individually evaluated for impairment	65	—	956	7,332	71	9	—	8,433

Collectively evaluated for impairment	$34,795	$29,112	$45,854	$285,663	$31,307	$8,704	$—	$435,435

Note 4 – Loans (continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	(54)	—	(52)	(879)	(17)	(109)	—	(1,111)
Recoveries	110	—	10	—	6	17	—	143
Provisions	(222)	19	(70)	1,334	33	56	(269)	881
Ending balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$57	$—	$—	$—	$61

Collectively evaluated for impairment	67	45	175	1,515	134	44	2,091	4,071

Loans receivable:
Ending balance-total	$33,403	$27,545	$48,510	$293,186	$33,000	$8,200	$—	$443,844

Ending balances:
Individually evaluated for impairment	55	—	1,078	7,334	92	—	—	8,559

Collectively evaluated for impairment	$33,348	$27,545	$47,432	$285,852	$32,908	$8,200	$—	$435,285

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $9.5 million and $11.1 million at March 31, 2015 and March 31, 2014, respectively. Repayments on these loans during the three months ended March 31, 2015 were $961.5 thousand and loans made amounted to $871.7 thousand. Repayments on these loans during the three months ended March 31, 2014 were $517.3 thousand and loans made amounted to $977.0 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4 – Loans (continued)

The following table presents at March 31, 2015 and December 31, 2014 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	March 31,	December 31,
	2015	2014
Total loans considered impaired	$7,897	$8,559
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	300	1,959
Related allowance	7	61
Loans considered impaired and previously written down to fair value	7,597	6,600
Average impaired loans	10,249	10,900

The following tables are by loan category and present at March 31, 2015, December 31, 2014 and March 31, 2014 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2015	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,014	1,157	—	1,266	1
Mortgage-commercial	6,492	7,995	3	8,584	30
Consumer:
Home Equity	91	97	—	97	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	52	52	4	52	—
Mortgage-commercial	248	248	3	250	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,066	1,209	4	1,318	1
Mortgage-commercial	6,740	8,243	3	8,834	30
Consumer:
Home Equity	91	97	—	97	—
Other	—	—	—	—	—
	$7,897	$9,549	$7	$10,249	$31

Note 4 – Loans (continued)

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2014	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$65	$69	$—	$135	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	901	1,002	—	1,112	1
Mortgage-commercial	7,332	7,948	—	9,468	9
Consumer:
Home Equity	71	71	—	75	—
Other	9	11	—	21	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	55	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	65	69	—	135	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	956	1,057	4	1,167	1
Mortgage-commercial	7,332	7,948	—	9,468	9
Consumer:
Home Equity	71	71	—	75	—
Other	9	11	—	21	—
	$8,433	$9,156	$4	$10,866	$10

Note 4 – Loans (continued)

(Dollars in thousands)
December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,025	1,167	—	1,071	8
Mortgage-commercial	5,428	6,469	—	7,634	64
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	53	53	4	54	3
Mortgage-commercial	1,906	2,134	57	1,926	85
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	55	112	—	132	3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,078	1,220	4	1,125	11
Mortgage-commercial	7,334	8,603	57	9,560	149
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—
	$8,559	$10,032	$61	$10,900	$163

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of March 31, 2015 and December 31, 2014, no loans were classified as doubtful.

Note 4 – Loans (continued)

(Dollars in thousands)
March 31, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$32,189	$366	$14	$—	$32,569
Real estate:
Construction	35,359	721	—	—	36,080
Mortgage – residential	47,241	1,361	1,236	—	49,838
Mortgage – commercial	273,674	9,594	10,840	—	294,108
Consumer:
Home Equity	33,003	269	239	—	33,511
Other	8,166	2	27	—	8,195
Total	$429,632	$12,313	$12,356	$—	$454,301

(Dollars in thousands)
December 31, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$32,579	$754	$70	$—	$33,403
Real estate:
Construction	26,824	721	—	—	27,545
Mortgage – residential	46,090	1,054	1,366	—	48,510
Mortgage – commercial	270,986	10,437	11,763	—	293,186
Consumer:
Home Equity	32,008	751	241	—	33,000
Other	8,041	100	59	—	8,200
Total	$416,528	$13,817	$13,499	$—	$443,844

At March 31, 2015 and December 31, 2014, non-accrual loans totaled $5.9 million and $6.6 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2015 and December 31, 2014 amounted to $2.0 million and $2.2 million, respectively. TDRs in non-accrual status at March 31, 2015 and December 31, 2014 amounted to $2.3 million and $2.6 million, respectively.

There were no loans greater than 90 days delinquent and still accruing interest as of March 31, 2015 and December 31, 2014.

Note 4 – Loans (continued)

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

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

In conjunction with the acquisition of Savannah River (as defined below) on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240

Note 4 – Loans (continued)

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2015 and March 31, 2014 follows (in thousands):

(Dollars in thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Accretable yield, beginning of period	$75	$—
Additions	—	272
Accretion	(437)	(33)
Reclassification of nonaccretable difference due to improvement in expected cash flows	390	—
Other changes, net	—	—
Accretable yield, end of period	$28	$239

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2015 and December 31, 2014:

(Dollars in thousands) March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$19	$18	$—	$—	$37	$32,532	$32,569
Real estate:
Construction	—	—	—	—	—	36,080	36,080
Mortgage-residential	77	—	—	1,014	1,091	48,747	49,838
Mortgage-commercial	2,130	290	—	4,838	7,258	286,850	294,108
Consumer:
Home equity	44	46	—	91	181	33,330	33,511
Other	4	2	—	—	6	8,189	8,195
Total	$2,274	$356	$—	$5,943	$8,573	$445,728	$454,301

(Dollars in thousands) December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$55	$147	$33,256	$33,403
Real estate:
Construction	—	2	—	—	2	27,543	27,545
Mortgage-residential	131	5	—	1,025	1,161	47,349	48,510
Mortgage-commercial	1,443	4	—	5,413	6,860	286,326	293,186
Consumer:
Home equity	19	—	—	92	111	32,899	33,000
Other	63	6	—	—	69	8,131	8,200
Total	$1,748	$17	$—	$6,585	$8,350	$435,494	$443,844

Note 4 – Loans (continued)

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

There were no loans determined to be TDRs that were restructured during the three-month periods ended March 31, 2015 and March 31, 2014.

The following table, by loan category, presents loans determined to be TDRs in the twelve month period preceding March 31, 2015 that subsequently defaulted during the three month period ended March 31, 2015. During the three month period ended March 31, 2014, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

Troubled Debt Restructurings that subsequently defaulted this period (Dollars in thousands)	For the three months ended March 31, 2015

	Number of Contracts	Recorded Investment

Mortgage-Commercial	1	$1,391
Mortgage-Consumer	1	180
Total TDRs	2	$1,571

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

Note 5 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended the Equity Method and Joint Ventures topic of the Accounting Standards Codification. The amendments provide criteria that must be met in order to apply a proportional amortization method to Low-Income Housing Tax Credit investments and provide guidance on the method used to amortize the investment, the impairment approach, and the eligibility criteria for entities that have other arrangements (e.g., loans) with the limited liability entity. The amendments are effective for the Company for any new investments in qualified affordable housing projects for interim and annual periods beginning after December 15, 2014. The Company intends to continue using the effective yield method for existing investments in qualified affordable housing projects. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments are effective for the Company for annual periods, and interim periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively to all prior periods presented in the financial statements. The Company does not expect these amendments to have a material effect on its financial statements.

Note 5 – Recently Issued Accounting Pronouncements (continued)

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

Cash and Short Term Investments - The carrying amount of these financial instruments (cash and due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell) approximates fair value. All mature within 90 days and do not present unanticipated credit concerns and are classified as Level 1.

Investment Securities - Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets. Level 2 securities include MBSs issued both by government sponsored enterprises and PLMBSs. Generally these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset–backed securities that are less liquid or for which there is an inactive market.

Loans Held for Sale - The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

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

Note 6 – Fair Value of Financial Instruments (continued)

Other Real Estate Owned (OREO) - OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.

Accrued Interest Receivable - The fair value approximates the carrying value and is classified as Level 1.

Interest Rate Swap -The fair value approximates the carrying value and is classified as Level 3.

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

Accrued Interest Payable -The fair value approximates the carrying value and is classified as Level 1.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

Note 6 – Fair Value of Financial Instruments (continued)

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$44,211	$44,211	$44,211	$—	$—
Held-to-maturity securities	12,756	12,747	—	12,747	—
Available-for-sale securities	259,369	259,369	834	258,118	417
Other investments, at cost	1,969	1,969	—	—	1,969
Loans held for sale	5,446	5,446	—	5,446	—
Net loans receivable	450,049	451,219	—	443,329	7,890
Accrued interest	2,485	2,485	2,485	—	—
Financial liabilities:
Non-interest bearing demand	$140,689	$140,689	$—	$140,689	$—
NOW and money market accounts	305,851	305,851	—	305,851	—
Savings	56,467	56,467	—	56,467	—
Time deposits	191,566	192,161	—	192,161	—
Total deposits	694,573	695,168	—	695,168	—
Federal Home Loan Bank Advances	27,552	29,373	—	29,373	—
Short term borrowings	16,684	16,684	—	16,684	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	695	695	695	—	—

	December 31, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,532	$22,532	$22,532	$—	$—
Held-to-maturity securities	10,647	10,585	—	10,585	—
Available-for-sale securities	270,164	270,164	839	268,908	417
Other investments, at cost	2,003	2,003	—	—	2,003
Loans held for sale	4,124	4,124	—	4,124	—
Net loans receivable	439,712	441,944	—	433,446	8,498
Accrued interest	2,712	2,712	2,712	—	—
Financial liabilities:
Non-interest bearing demand	$133,004	$133,004	$—	$133,004	$—
NOW and money market accounts	287,982	287,982	—	287,982	—
Savings	53,583	53,583	—	53,583	—
Time deposits	195,014	195,721	—	195,721	—
Total deposits	669,583	670,290	—	670,290	—
Federal Home Loan Bank Advances	28,807	30,745	—	30,745	—
Short term borrowings	17,383	17,383	—	17,383	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	725	725	725	—	—

Note 6 – Fair Value of Financial Instruments (continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2015 and December 31, 2014 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2015 or December 31, 2014 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,503	$—	$3,503	$—
Mortgage-backed securities	148,553	—	148,553	—
Small Business Administration securities	59.555	—	59,555	—
State and local government	46,447	—	46,447	—
Corporate and other securities	1,311	834	60	417
Total	$259,369	$834	$258,118	$417

(Dollars in thousands)

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,434	$—	$3,434	$—
Mortgage-backed securities	160,353	—	160,353	—
Small Business Administration securities	58,545	—	58,545	—
State and local government	46,516	—	46,516	—
Corporate and other securities	1,316	839	60	417
Total	$270,164	$839	$268,908	$417

Note 6 – Fair Value of Financial Instruments (continued)

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2015 and March 31, 2014 that are measured on a recurring basis.

	March 31,
	2015	2014
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	—	—

Transfers in and/or out of Level 3	—	—
Ending Balance	$417	$417

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2015 and December 31, 2014 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	1,062	—	—	1,062
Mortgage-commercial	6,737	—	—	6,737
Consumer:
Home equity	91	—	—	91
Other	—	—	—	—
Total impaired	7,890	—	—	7,890
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	219	—	—	219
Mortgage-commercial	2,253	—	—	2,253
Total other real estate owned	2,748	—	—	2,748
Total	$10,638	$—	$—	$10,638

Note 6 – Fair Value of Financial Instruments (continued)

(Dollars in thousands)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$55	$—	$—	$55
Real estate:
Mortgage-residential	1,074	—	—	1,074
Mortgage-commercial	7,277	—	—	7,277
Consumer:
Home equity	92	—	—	92
Other	—	—	—	—
Total impaired	8,498	—	—	8,498
Other real estate owned:
Construction.	424	—	—	424
Mortgage-residential	232	—	—	232
Mortgage-commercial	2,287	—	—	2,287
Total other real estate owned	2,943	—	—	2,943
Total	$11,441	$—	$—	$11,441

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $7.9 million and $8.5 million as of March 31, 2015 and December 31, 2014, respectively.

Note 6 – Fair Value of Financial Instruments (continued)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$2,748	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$7,890	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a

OREO	$2,943	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$8,498	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

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

Note 7 – Mergers and Acquisitions – Savannah River Financial Corporation (continued)

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

Note 7 – Mergers and Acquisitions – Savannah River Financial Corporation (continued)

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

The following table discloses the impact of the merger with Savannah River (excluding the impact of merger-related expenses) since the acquisition on February 1, 2014 through March 31, 2014. The table also presents certain pro forma information as if Savannah River had been acquired on January 1, 2014. The results combine the historical results of Savannah River in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014. The results for the three month period ended March 31, 2015 do not have any merger related expenses and include the impact of the Savannah River acquisition for the entire period, and therefore, no pro-forma information is presented for such period.

	Actual since
	Acquisition	Pro Forma
	(February 1, 2014	Three Months
(Dollars in thousands)	through March 31, 2014)	Ended March 31, 2014

Total revenues (net interest income plus noninterest income)	$7,371	$7,850
Net income	$862	$1,302

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	expected revenue synergies and cost savings from acquisitions may not be fully realized;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies;
•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to comply with the terms of the consent order between our bank subsidiary, First Community Bank (the “Bank”), and the FDIC within the timeframes specified;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2014 Annual Report on Form 10-K as filed with the SEC. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2015 as compared to the three month period ended March 31, 2014 and also analyzes our financial condition as of March 31, 2015 as compared to December 31, 2014. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Developments

On February 18, 2015, the Bank entered into the Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the “Consent Order”). The Consent Order requires the Bank to take certain actions with respect to the Bank Secrecy Act and anti-money laundering laws and regulations (collectively referred to as the “BSA”), including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. While the Bank recognizes that certain technical aspects of its BSA compliance activities were affected by a temporary period of significant turnover in the Bank’s BSA staff, the Bank believes that it has recognized and addressed substantially all of the BSA compliance issues noted by the FDIC and that, as of the date of this report, it is in compliance with substantially all of the requirements set forth in the Consent Order. Nevertheless, there can be no assurance that the FDIC will ultimately determine that the Bank has met all of the requirements of the Consent Order to its satisfaction. If the FDIC determines that the Bank has not made sufficient progress in complying with the Consent Order, the FDIC could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2015 and our notes included in the consolidated financial statements in our 2014 Annual Report on Form 10-K as filed with the SEC.

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

Core deposit intangibles consist of costs that resulted from the acquisition of deposits from Savannah River and First South. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in this transaction. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At March 31, 2015 and December 31, 2014, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Net Income

Our net income for the three months ended March 31, 2015 was $1.4 million, or $0.21 diluted earnings per common share, as compared to $862 thousand, or $0.14 diluted earnings per common share, for the three months ended March 31, 2014. Our acquisition of Savannah River Financial Corporation (“Savannah River”) was closed on February 1, 2014. Therefore, the results for the three months ended March 31, 2014 include the impact of this acquisition from February 1, 2014 through March 31, 2014. The increase in net income between the two periods is primarily due to the increase in average earning assets resulting from the Savannah River acquisition, reflected for the entire quarter in 2015, as compared to only a portion of the quarter in 2014. In addition, during the first quarter of 2014, we incurred Savannah River merger related expenses of $420 thousand. There were no merger related expenses incurred in the first quarter of 2015. Net interest income increased $952 thousand for the quarter ended March 31, 2015 as compared to the same period 2014. This increase is primarily the result of the impact of the Savannah River acquisition. Average earning assets increased by $72.5 million in the first quarter of 2015 as compared to the same period in 2014. Average earning assets were $744.0 million during the three months ended March 31, 2015 as compared to $671.6 million during the three months ended March 31, 2014. The net interest margin on a tax equivalent basis increased to 3.62% during the first quarter of 2015 as compared to 3.40% during the first quarter of 2014. The net interest margin was positively impacted in the first quarter of 2015 by two purchased impaired loan payoffs that were acquired in the Savannah River acquisition, and as a result, the credit mark established at the acquisition date was recovered.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2015 and 2014, along with average balances and the related interest income and interest expense amounts.

Net interest income was $6.4 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively. Interest rates over the last several years have remained at historically low levels, and this trend continued in the first quarter of 2015. Our tax equivalent net interest margin increased by 22 basis points from 3.40% at March 31, 2014 to 3.62% at March 31, 2015. As previously stated, the net interest margin was positively impacted during the first quarter of 2015 as a result of two pay-offs on purchased credit impaired loans. These two payoffs accounted for approximately 22 basis points in our taxable equivalent net-interest margin. Excluding the impact of these payoffs, our taxable equivalent net interest margin would have been approximately 3.40%, substantially unchanged from the same period in 2014. The yield on earning assets for the three months ended March 31, 2015 and 2014 was 3.97% and 3.87%, respectively. The cost of interest-bearing liabilities during the first three months of 2015 was 0.57% as compared to 0.68% in the same period of 2014. For the three months ended March 31, 2015, loans averaged 60.6% of average earning assets as compared to 61.9% in the same period of 2014. The yield on loans increased 32 basis points in the first quarter of 2015 as compared to the same period in 2014. This was offset by an increase on the yield on securities of 22 basis points in comparing the same two periods. The decrease in the yield on securities was partially a result of an increase in prepayment rates in the MBS portfolio. As a result, the related amortization of the premiums on these securities is accelerated. The continued focus and resulting shift in our deposit funding mix has allowed us to lower our overall cost of funds. In addition the overall cost of time deposits decreased to 0.58% in the first quarter of 2015 as compared to 0.72% in the same period of 2014. During the first quarter of 2015, deposit account funding, excluding time deposits, represented 71.1% of total average deposits. For the first quarter of 2014, funding from these lower cost deposit sources represented 70.2% of total deposits on average.

Provision and Allowance for Loan Losses

At March 31, 2015 and December 31, 2014, the allowance for loan losses was $4.2 million, or 0.94%, and $4.1 million, or 0.93%, of total loans (excluding loans held for sale), respectively. No allowance for loan losses related to the Savannah River acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. There have been no material adjustments to our original fair value assumptions since the acquisition date. At March 31, 2015 and 2014, the allowance for loan losses plus the remaining fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.22% and 1.36%, respectively. Our provision for loan losses was $406 thousand and $150 thousand for the three months ended March 31, 2015 and 2014, respectively. The increase in the provision is a result of the increase in the size of the loan portfolio during the first three months of 2015 as well as our overall assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 5.61%, 3.71% and 0.12%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance.

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

Non-performing assets were $8.7 million (1.04% of total assets) at March 31, 2015 as compared to $9.5 million (1.17% of total assets) at December 31, 2014. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 44 loans, totaling $5.9 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2015. The largest non-performing loan is a $1.4 million loan secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 43 loans is approximately $105 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At March 31, 2015, we had loans totaling $2.6 million that were delinquent 30 days to 89 days representing 0.58% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified 1 loan relationship in the aggregate amount of $1.1 million that is current as to principal and interest and not included in non-performing assets that could represent a potential problem loans. This loan is secured by a first lien on commercial real estate property. This balance is included as a substandard loan in Note 4 of the financial statements.

The following table summarizes the activity related to our allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Average loans outstanding (including loans held for sale)	$450,988	$415,785
Loans outstanding at period end	$454,301	$443,868
Non-performing assets:
Nonaccrual loans	$5,943	$7,865
Loans 90 days past due still accruing	—	126
Foreclosed real estate	2,748	3,147
Repossessed-other	—	—
Total non-performing assets	$8,691	$11,138

Beginning balance of allowance	$4,132	$4,219
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	56	35
Non-residential real estate	291	187
Home equity	—	—
Commercial	—	—
Installment & credit card	11	8
Total loans charged-off	358	230
Recoveries:
1-4 family residential mortgage	1	1
Non-residential real estate	4	—
Home equity	1	—
Commercial	2	17
Installment & credit card	64	4
Total recoveries	72	22
Net loan charge offs (recoveries)	286	208
Provision for loan losses	406	150
Balance at period end	$4,252	$4,161

Net charge -offs to average loans	.06%	.05%
Allowance as percent of total loans	0.94%	0.94%
Non-performing assets as % of total assets	1.04%	1.40%
Allowance as % of non-performing loans	71.5%	52.1%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2015		December 31, 2014
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$210	7.2%	$67	7.5%
Real Estate – Construction	134	7.9%	45	6.2%
Real Estate Mortgage:
Commercial	1,580	64.7%	1,572	66.1%
Residential	243	11.0%	179	10.9%
Consumer:
Home Equity	121	7.4%	134	7.4%
Other	58	1.8%	44	1.9%
Unallocated	1,906	N/A	2,091	N/A
Total	$4,252	100.0%	$4,132	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2015 was $2.0 million as compared to $1.9 million during the same period in 2014. Mortgage banking income increased $116 thousand. This increase was a result of a continued focus on this source of revenue. In late 2013 and continuing into early 2014, an increase in mortgage loan interest rates significantly impacted refinancing activity. In 2011, the Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation (“Palmetto South”), and in 2014, we consolidated the Palmetto South mortgage division into our legacy mortgage operation, First Community Mortgage, a division of the Bank. We hired several new mortgage originators and focused on increasing the level of purchase money activity. We believe these initiatives began to reflect the anticipated benefits in the second half of 2014 and continuing into 2015. Investment advisory and commissions on sale of non-deposit investment products increased by $39 thousand in the first quarter of 2015 as compared to the same period in 2014. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. During the first quarter of 2015, we sold $7.0 million in mortgage –backed securities that resulted in a gain of $104 thousand. This gain was substantially offset by a $103 thousand loss on the early payoff of $2.7 million in FHLB advances.

Total non-interest expense remained relatively unchanged in first quarter of 2015 as compared to the same quarter in 2014 at $6.1 million and $6.0 million, respectively. Salary and benefit expense increased $141 thousand from $3.4 million in the first quarter of 2014 to $3.6 million in the first quarter of 2015. This increase is primarily a result of the addition of the Savannah River employees reflected for the entire first quarter of 2015 compared to only two months in the first quarter of 2014. At March 31, 2015 and 2014, we had 185 full time equivalent employees. Occupancy expense and equipment expense increased $72 thousand and $63 thousand, respectively, in the first quarter of 2015 as compared to the first quarter of 2014. Both increases are a result of the Savannah River merger reflected in the results for the entire first quarter of 2015 as well as the addition of the Lady Street Branch in downtown Columbia in the third quarter of 2014. Marketing and public relations expense increased to $226 thousand in the first quarter of 2015 from $161 thousand in the first quarter of 2014. The timing of a media campaign in the first quarter of 2015 resulted in increased marketing cost as compared to the same period of 2014. Amortization of intangibles expense increased $61 thousand in the first quarter of 2015 as compared to the same period in 2014. This reflects additional amortization of intangibles acquired in the Savannah River transaction as well as from the purchase and assumption of certain loans and deposits from First South in the third quarter of 2014. During the first quarter of 2014, we incurred merger-related expenses in conjunction with the Savannah River merger of $420 thousand. We did not incur any merger related expenses in the first quarter of 2015.

The following is a summary of the components of other non-interest expense:

(In thousands)	Three months ended
	March 31,
	2015	2014
Data processing	$139	$116
Supplies	25	30
Telephone	85	87
Courier	21	19
Correspondent services	57	45
Insurance	68	66
Postage	49	45
Professional fees	151	159
Loss on limited partnership interest	41	46
Director fees	109	101
Shareholder expense	39	49
Other	243	202
	$1,027	$965

Income Tax Expense

Our effective tax rate was 27.0% and 27.9% in the first quarter of 2015 and 2014, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain between 27.0% to 29.0% throughout the remainder of 2015.

Financial Position

Assets totaled $835.8 million at March 31, 2015 as compared to $812.4 million at December 31, 2014, an increase of $23.5 million. Loans increased by approximately $10.5 million during the quarter ended March 31, 2015. Loans (excluding loans held for sale) at March 31, 2015 were $454.3 million as compared to $443.8 million at December 31, 2014. Total loan production was $26.5 million during the first quarter of 2015. At March 31, 2015 and December 31, 2014, loans (excluding loans held for sale) accounted for 59.2% and 59.9% of earning assets, respectively. The loan-to-deposit ratio at March 31, 2015 was 66.1% as compared to 66.9% at December 31, 2014. Investment securities decreased to $274.1 million at March 31, 2015 from $282.8 million at December 31, 2014. Deposits increased $25.0 million at March 31, 2015 as compared to December 31, 2014. Approximately $12.0 million in this increase were funds that came in on the last day of the quarter and were transferred out within a few days after the end of the quarter. Pure deposits (deposits less time deposits) represented 72.4% of total deposits as of March 31, 2015 as compared to 70.9% at December 31, 2014. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Deposits were $694.6 million at March 31, 2015 as compared to $669.6 million at December 31, 2014. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic cycle as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category:

(In thousands)	March 31,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$32,569	7.2%	$33,403	7.5%
Real estate:				6.2%
Construction	36,080	7.9%	27,545
Mortgage – residential	49,838	11.0%	48,510	66.1%
Mortgage – commercial	294,108	64.7%	293,186	10.9%
Consumer:
Home Equity	33,511	7.4%	33,000	7.4%
Other	8,195	1.8%	8,200	1.9%
Total gross loans	454,301	100.0%	443,844	100.0%
Allowance for loan losses	(4,252)		(4,132)
Total net loans	$450,049		$439,712

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

A monitoring technique employed by the ALCO is the measurement of interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15% respectively, in a 100 and 200 basis point change in interest rates over a twelve month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

We are currently asset sensitive within one year. However, neither the “gap” analysis nor asset/liability simulation modeling is a precise indicator of our interest sensitivity position due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2015 and December 31, 2014 over twelve months.

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	March 31, 2015	December 31, 2014
+200bp	4.92%	3.53%
+100bp	2.32%	1.88%
Flat	—	—
-100bp	-5.14%	-5.04%
-200bp	-9.83%	-11.81%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2015, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 3.28% as compared to 0.69% at December 31, 2014.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 34.9% of total assets at March 31, 2015. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At March 31, 2015, the amount of certificates of deposits of $100 thousand or more represented 12.4% of total deposits and the amount of certificates of deposits of $250 thousand or more represented 3.2% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2015, we had issued commitments to extend credit of $79.3 million, including $30.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.2% of total assets at March 31, 2015 and December 31, 2014. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2015. In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution. Specific investment securities would be pledged if and when we were to utilize the line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. As disclosed in our 2014 Annual Report on Form 10-K as filed with the SEC, in July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to, among other institutions, all depository institutions, and certain top-tier bank holding companies, which we refer to as “covered” banking organizations, including the Company and the Bank. Effective March 31, 2015, the Company and Bank were required to implement the new Basel III capital standards (subject to the phase in for certain parts of the new rules).

Under the Basel III rules, accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and can operate to reduce this category of capital. The final rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which election the Bank and the Company have made. As a result, the Company and the Bank will retain the pre-existing treatment for AOCI.

In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of Common Equity Tier 1 (CET1), but the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 Common Equity equal to 2.5% of risk-weighted assets.

At March 31, 2015, the Company and the Bank met or exceeded all of the required ratios on a fully phased in basis. These guidelines require an institution to maintain a certain level of Common Equity Tier 1 (CET1), Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, grandfathered trust preferred securities and excludes the unrealized gain or loss on securities available for sale, minus certain intangible assets. CET1 capital excludes the trust preferred securities. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor generally of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 15.3%, and 16.1%, respectively, at March 31, 2015 as compared to 9.6%, 15.4%, and 16.2%, respectively, at December 31, 2014. The Bank’s CET1 ratio at March 31, 2015 was 15.3%. Prior to March 31, 2015, the Bank was not required to maintain a CET1 ratio. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.1%, 15.9%, and 16.8%, respectively at March 31, 2015 as compared to 10.0%, 16.1% and 16.9%, respectively at December 31, 2014. The Company’s CET1 ratio at March 31, 2015 was 13.1%. Prior to March 31, 2015, the Company was not required to maintain a CET1 ratio. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$450,988	$5,874	5.28%	$415,785	$5,080	4.96%
Securities	277,308	1,382	2.02%	234,966	1,300	2.24%
Other short-term investments	15,733	27	0.70%	20,832	23	0.45%
Total earning assets	744,029	7,283	3.97%	671,583	6,403	3.87%
Cash and due from banks	11,396			9,915
Premises and equipment	29,076			24,946
Intangibles	6,381			4,291
Other assets	26,587			26,228
Allowance for loan losses	(4,240)			(4,236)
Total assets	$813,229			$732,727
Interest-bearing liabilities
Interest-bearing transaction accounts	132,997	39	0.12%	124,029	38	0.12%
Money market accounts	152,797	96	0.25%	116,326	66	0.23%
Savings deposits	55,137	16	0.12%	50,191	14	0.11%
Time deposits	193,308	275	0.58%	174,384	311	0.72%
Other borrowings	62,977	409	2.63%	77,435	478	2.50%
Total interest-bearing liabilities	597,216	835	0.57%	542,365	907	0.68%
Demand deposits	134,596			121,060
Other liabilities	5,865			5,677
Shareholders’ equity	75,552			63,625
Total liabilities and shareholders’ equity	$813,229			$732,727

Cost of funds including demand deposits			0.46%			0.55%
Net interest spread			3.40%			3.19%
Net interest income/margin		$6,448	3.51%		$5,496	3.32%
Net interest income/margin (taxable equivalent)		$6,635	3.62%		$5,637	3.40%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2015 from that presented in our 2014 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION

      (REGISTRANT)

Date: May 13, 2015	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: May 13, 2015	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Senior Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

