Form 10-Q
period 2015-06-30
FIRST COMMUNITY CORP /SC/
filed 2015-08-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 12, 2015, 6,679,938 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par value)	2015	December 31,
	(Unaudited)	2014
ASSETS
Cash and due from banks	$9,611	$12,480
Interest-bearing bank balances	15,585	9,454
Federal funds sold and securities purchased under agreements to resell	680	598
Investment securities - held-to-maturity	16,641	10,647
Investment securities – available-for-sale	252,322	270,164
Other investments, at cost	2,240	2,003
Loans held for sale	6,662	4,124
Loans	474,016	443,844
Less, allowance for loan losses	4,281	4,132
Net loans	469,735	439,712
Property, furniture and equipment - net	29,716	28,510
Land held for sale	1,100	1,200
Bank owned life insurance	14,848	14,642
Other real estate owned	2,523	2,943
Intangible assets	1,606	1,806
Goodwill	5,078	5,078
Other assets	8,059	9,002
Total assets	$836,406	$812,363
LIABILITIES
Deposits:
Non-interest bearing demand	$147,046	$133,004
NOW and money market accounts	294,113	287,982
Savings	57,369	53,583
Time deposits less than $100,000	102,616	108,048
Time deposits $100,000 and over	82,888	86,966
Total deposits	684,032	669,583
Securities sold under agreements to repurchase	19,460	17,383
Federal Home Loan Bank advances	35,548	28,807
Junior subordinated debt	15,464	15,464
Other liabilities	5,491	6,598
Total liabilities	759,995	737,835
SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,679,938 at June 30, 2015 6,664,391 at December 31, 2014	6,679	6,664
Common stock warrants issued	46	48
Nonvested restricted stock	(555)	(673)
Additional paid in capital	75,641	75,504
Accumulated deficit	(6,352)	(8,286)
Accumulated other comprehensive income	952	1,271
Total shareholders’ equity	76,411	74,528
Total liabilities and shareholders’ equity	$836,406	$812,363

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$11,578	$10,662
Taxable securities	1,911	1,949
Nontaxable securities	786	594
Federal funds sold and securities purchased under resale agreements	14	17
Other	43	30
Total interest income	14,332	13,252
Interest expense:
Deposits	861	857
Federal funds sold and securities sold under agreement to repurchase	15	19
Other borrowed money	804	933
Total interest expense	1,680	1,809
Net interest income	12,652	11,443
Provision for loan losses	797	550
Net interest income after provision for loan losses	11,855	10,893
Non-interest income:
Deposit service charges	693	745
Mortgage banking income	1,715	1,321
Investment advisory fees and non-deposit commissions	703	455
Gain on sale of securities	271	86
Gain (loss) on sale of other assets	7	(12)
Loss on early extinguishment of debt	(103)	(67)
Other	1,260	1,246
Total non-interest income	4,546	3,774
Non-interest expense:
Salaries and employee benefits	7,223	6,696
Occupancy	985	878
Equipment	796	714
Marketing and public relations	554	373
FDIC assessments	276	255
Other real estate expense	308	255
Amortization of intangibles	201	105
Merger and acquisition expense	—	435
Other	2,146	2,100
Total non-interest expense	12,489	11,811
Net income before tax	3,912	2,856
Income taxes	1,065	793
Net income	$2,847	$2,063
Basic earnings per common share	$0.44	$0.32
Diluted earnings per common share	$0.43	$0.32

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
(Dollars in thousands)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$5,704	$5,582
Taxable securities	909	966
Nontaxable securities	406	277
Federal funds sold and securities purchased under resale agreements	8	7
Other	22	17
Total interest income	7,049	6,849
Interest expense:
Deposits	435	428
Federal funds sold and securities sold under agreement to repurchase	7	9
Other borrowed money	403	465
Total interest expense	845	902
Net interest income	6,204	5,947
Provision for loan losses	391	400
Net interest income after provision for loan losses	5,813	5,547
Non-interest income:
Deposit service charges	346	379
Mortgage banking income	980	702
Investment advisory fees and non-deposit commissions	407	198
Gain on sale of securities	167	78
Gain (loss) on sale of other assets	3	(24)
Loss on early extinguishment of debt	—	(67)
Other	662	633
Total non-interest income	2,565	1,899
Non-interest expense:
Salaries and employee benefits	3,658	3,272
Occupancy	500	465
Equipment	394	375
Marketing and public relations	328	212
FDIC assessment	138	131
Other real estate expense	154	117
Amortization of intangibles	98	63
Merger and acquisition expense	—	15
Other	1,119	1,135
Total non-interest expense	6,389	5,785
Net income before tax	1,989	1,661
Income taxes	546	460
Net income	$1,443	$1,201
Basic earnings per common share	$0.22	$0.18
Diluted earnings per common share	$0.22	$0.18

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2015	2014

Net income	$2,847	$2,063

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax of $32 and $1,533, respectively	(179)	2,973

Less: Reclassification adjustment for gain included in net income, net of tax benefit of $131 and $30, respectively	(140)	(56)
Other comprehensive income (loss)	(319)	2,917
Comprehensive income	$2,528	$4,980

(Dollars in thousands)	Three months ended June 30,
	2015	2014

Net income	$1,443	$1,201

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax $567 and $659, respectively.	(1,101)	1,278

Less: Reclassification adjustment for gain included in net income, net of tax of $56 and $27 respectively.	(111)	(51)
Other comprehensive income (loss)	(1,212)	1,227
Comprehensive income	$231	$2,428

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six Months ended June 30, 2015 and June 30, 2014

(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

Balance, December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						2,063		2,063
Other comprehensive income net of tax of $1,503							2,917	2,917
Issuance of restricted stock	71	71		697	(768)			—
Amortization compensation restricted stock					246			246
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.12 per share)						(703)		(703)
Dividend reinvestment plan	8	8		80				88
Balance, June 30, 2014	6,656	$6,656	$48	$75,427	$(966)	$(10,563)	$390	$70,992

Balance December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						2,847		2,847
Other comprehensive loss net of tax of $164							(319)	(319)
Issuance of restricted stock	13	13		137	(150)			—
Restricted shares surrendered	(8)	(8)		(90)				(98)
Amortization compensation restricted stock					268			268
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.14 per share)						(913)		(913)
Dividend reinvestment plan	8	8		90				98
Balance, June 30, 2015	6,679	$6,679	$46	$75,641	$(555)	$(6,352)	$952	$76,411

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$2,847	$2,063
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	613	532
Premium amortization	2,009	1,807
Provision for loan losses	797	550
Writedowns of other real estate owned	162	110
Loss (gain) on sale of other real estate owned	(7)	12
Sale of loans held-for-sale	51,243	40,993
Originations of loans held-for-sale	(53,781)	(40,193)
Amortization of intangibles	201	105
Accretion on acquired loans	(607)	—
Gain on sale of securities	(271)	(86)
Writedown of land held for sale	100	—
Loss on early extinguishment of debt	103	67
Decrease in other assets	1,098	1,189
Decrease in other liabilities	(1,218)	(623)
Net cash provided from operating activities	3,289	6,526
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(21,341)	(53,320)
Purchase of investment securities held-to –maturity	(6,065)	—
Maturity of investment securities available-for-sale	19,127	18,960
Proceeds from sale of securities available-for-sale	17,061	36,385
Proceeds from sale of other investments	793	261
Decrease (increase) in loans	(30,421)	7,858
Net cash disbursed in business combination	—	(11,353)
Proceeds from sale of other real estate owned	388	790
Purchase of property and equipment	(1,820)	(2,345)
Net cash used in investing activities	(22,278)	(2,764)
Cash flows from financing activities:
Increase in deposit accounts	14,532	28,881
Increase (decrease) in securities sold under agreements to repurchase	2,077	(2,260)
Advances from the Federal Home Loan Bank	29,500	38,100
Repayment of advances from Federal Home Loan Bank	(22,863)	(52,281)
Restricted shares surrendered	(98)	—
Dividends paid: Common Stock	(913)	(703)
Dividend reinvestment plan	98	88
Net cash provided from financing activities	22,333	11,824
Net increase in cash and cash equivalents	3,344	15,586
Cash and cash equivalents at beginning of period	22,532	14,166
Cash and cash equivalents at end of period	$25,876	$29,752
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,754	$1,820
Income taxes	$1,460	$210
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(319)	$2,917
Transfer of loans to foreclosed property	$122	$841

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at June 30, 2015 and December 31, 2014, and the Company’s results of operations and cash flows for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Numerator (Net income)	$2,847	$2,063	$1,443	$1,201
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,534	6,654	6,539	6,413
Dilutive securities:
Deferred compensation	50	18	50	18
Warrants/Restricted stock – Treasury stock method	94	47	109	46
Diluted earnings per share	6,678	6,719	6,698	6,477
The average market price used in calculating assumed number of shares	$12.12	$10.88	$12.12	$10.86

At June 30, 2015, there were no outstanding options. At June 30, 2014, there were 70,903 outstanding options at an average exercise price of $20.83. None of these options had an exercise price below the average market price of $10.86 for the three-month period ended June 30, 2014 or $10.88 for the six-month period ended June 30, 2014, and, therefore, they were not deemed to be dilutive. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. At June 30, 2015 there were 97,180 warrants outstanding. These warrants expire December 16, 2019 and are included in dilutive securities in the table above. The Company has issued a total of 157,000 restricted shares under the terms of its compensation plans and employment agreements. These shares cliff vest over a three-year period. The unrecognized compensation cost at June 30, 2015 for non-vested shares totaled $555 thousand.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities at June 30, 2015 and December 31, 2014 are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
Government sponsored enterprises	$2,446	$45	$4	$2,487
Mortgage-backed securities	140,048	1,028	582	140,494
Small Business Administration pools	60,523	427	378	60,572
State and local government	46,632	1,027	193	47,466
Corporate and other securities	1,349	—	46	1,303
	$250,998	$2,527	$1,203	$252,322
December 31, 2014:
Government sponsored enterprises	$3,403	$45	$14	$3,434
Mortgage-backed securities	159,861	1,211	719	160,353
Small Business Administration pools	58,643	385	483	58,545
State and local government	45,102	1,523	109	46,516
Corporate and other securities	1,349	—	33	1,316
	$268,358	$3,164	$1,358	$270,164

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
State and local government	$16,641	$11	$328	$16,324
	$16,641	$11	$328	$16,324
December 31, 2014:
State and local government	$10,647	$6	$68	$10,585
	$10,647	$6	$68	$10,585

During the six months ended June 30, 2015 and June 30, 2014, the Company received proceeds of $17.1 million and $36.3 million, respectively, from the sale of investment securities available-for-sale. For the six months ended June 30, 2015, gross realized gains totaled $271 thousand and there were no gross realized losses. For the six months ended June 30, 2014, gross realized gains totaled $149 thousand and gross realized losses totaled $63 thousand. During the three months ended June 30, 2015 and June 30, 2014, the Company received proceeds of $10.1 million and $15.4 million, respectively, from the sale of investment securities available-for-sale.  For the three months ended June 30, 2015, gross realized gains totaled $167 thousand and there were no gross realized losses. For the three months ended June 30, 2014, gross realized gains totaled $140 thousand and gross realized losses totaled $8 thousand.

At June 30, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $826.1 thousand, foreign debt of $60.2 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2014, corporate and other securities available-for-sale included the following at fair value: mutual funds at $839.2 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.2 million and $2.0 million at June 30, 2015 and December 31, 2014 respectively.

Note 3 – Investment Securities – continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2015 and December 31, 2014.

	Less than 12 months		12 months or more		Total
June 30, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$1,496	$4	$—	$—	$1,496	$4
Government Sponsored Enterprise mortgage-backed securities	29,836	226	19,106	354	48,942	580
Small Business Administration pools	13,723	126	22,276	252	35,999	378
Non-agency mortgage-backed securities	324	2	—	—	324	2
State and local government	12,122	88	3,284	105	15,406	193
Corporate bonds and other	—	—	826	46	826	46
Total	$57,501	$446	$45,492	$757	$102,993	$1,203

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$1,486	$14	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	38,341	283	26,232	429	64,573	712
Small Business Administration pools	12,313	89	20,896	394	33,209	483
Non-agency mortgage-backed securities	576	6	18	1	594	7
State and local government	—	—	5,270	109	5,270	109
Corporate bonds and other	—	—	889	33	889	33
Total	$51,230	$378	$54,791	$980	$106,021	$1,358

	Less than 12 months		12 months or more		Total
June 30, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$12,307	$328	$—	$—	$12,307	$328
Total	$12,307	$328	$—	$—	$12,307	$328

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$8,655	$68	$—	$—	$8,655	$68
Total	$8,655	$68	$—	$—	$8,655	$68

Note 3 – Investment Securities - continued

Government Sponsored Enterprise, Mortgage-Backed Securities: At June 30, 2015, the Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), with an amortized cost of $139.4 million and approximate fair value of $139.9 million issued by government sponsored enterprises (“GSEs”). At December 31, 2014, the Company owned MBSs, including CMOs with an amortized cost of $159.1 million and approximate fair value of $159.7 million issued by GSEs. As of June 30, 2015 and December 31, 2014, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily (“OTTI”) impaired at June 30, 2015.

Non-agency Mortgage-Backed Securities: The Company also held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2015 with an amortized cost of $625.1 thousand and approximate fair value of $628.0 thousand. The Company held PLMBSs, including CMOs, at December 31, 2014 with an amortized cost of $736.6 thousand and approximate fair value of $734.4 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. There were no PLMBSs rated below investment grade as of June 30, 2015.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at June 30, 2015.

The following sets forth the amortized cost and fair value of investment securities at June 30, 2015 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,296	$8,399	$—	$—
Due after one year through five years	127,620	128,534	3,083	3,057
Due after five years through ten years	101,630	102,075	12,978	12,713
Due after ten years	13,452	13,314	580	554
	$250,998	$252,322	$16,641	$16,324

Note 4 – Loans

Loans summarized by category as of June 30, 2015, December 31, 2014 and June 30, 2014 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Commercial, financial and agricultural	$37,915	$33,403	$34,970
Real estate:
Construction	30,392	27,545	23,736
Mortgage-residential	49,341	48,510	48,114
Mortgage-commercial	315,373	293,186	297,982
Consumer:
Home equity	32,264	33,000	31,536
Other	8,731	8,200	8,332
Total	$474,016	$443,844	$444,670

Note 4 – Loans - continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2015 and June 30, 2014 and for the year ended December 31, 2014 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(56)	—	(26)	(625)	—	(27)	—	(734)
Recoveries	3	—	2	5	2	74	—	86
Provisions	207	79	24	822	(17)	(31)	(287)	797
Ending balance June 30, 2015	$221	$124	$179	$1,774	$119	$60	$1,804	$4,281

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$1	$—	$—	$—	$4

Collectively evaluated for impairment	221	124	176	1,773	119	60	1,804	4,277

Loans receivable:
Ending balance-total	$37,915	$30,392	$49,341	$315,373	$32,264	$8,731	$—	$474,016

Ending balances:
Individually evaluated for impairment	13	—	997	5,924	89	—	—	7,023

Collectively evaluated for impairment	$37,902	$30,392	$48,344	$309,449	$32,175	$8,731	$—	$466,993

Note 4 – Loans - continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
June 30, 2014
Allowance for loan losses:
Beginning balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	—	—	(35)	(689)	—	(20)	—	(744)
Recoveries	24	—	9	—	—	8	—	41
Provisions	(77)	83	(59)	889	6	(16)	(276)	550
Ending balance June 30, 2014	$180	$109	$206	$1,317	$118	$52	$2,084	$4,066

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$12	$—	$—	$—	$16

Collectively evaluated for impairment	180	109	202	1,305	118	52	2,084	4,050

Loans receivable:
Ending balance-total	$34,970	$23,736	$48,114	$297,982	$31,536	$8,332	$—	$444,670

Ending balances:
Individually evaluated for impairment	62	—	1,136	6,930	73	6	—	8,207

Collectively evaluated for impairment	$34,908	$23,736	$46,978	$291,052	$31,463	$8,326	$—	$436,463

Note 4 – Loans - continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	(54)	—	(52)	(879)	(17)	(109)	—	(1,111)
Recoveries	110	—	10	—	6	17	—	143
Provisions	(222)	19	(70)	1,334	33	56	(269)	881
Ending balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$57	$—	$—	$—	$61

Collectively evaluated for impairment	67	45	175	1,515	134	44	2,091	4,071

Loans receivable:
Ending balance-total	$33,403	$27,545	$48,510	$293,186	$33,000	$8,200	$—	$443,844

Ending balances:
Individually evaluated for impairment	55	—	1,078	7,334	92	—	—	8,559

Collectively evaluated for impairment	$33,348	$27,545	$47,432	$285,852	$32,908	$8,200	$—	$435,285

Loans outstanding to bank directors, executive officers and their related business interests totaled $8.4 million and $11.1 million at June 30, 2015 and June 30, 2014, respectively. Repayments on these loans during the six months ended June 30, 2015 were $1.2 million and loans made amounted to $1.7 million. During the six months ended June 30, 2014, repayments on these loans totaled $383 thousand and loans made totaled $1.4 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4 – Loans - continued

The detailed activity in the allowance for loan losses as of and for the three months ended June 30, 2015 and the three months ended June 30, 2014 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance March 31, 2015	$210	$134	$243	$1,580	$121	$58	$1,906	$4,252
Charge-offs	—	—	(26)	(334)	—	(16)	—	(376)
Recoveries	1	—	1	1	1	10	—	14
Provisions	10	(10)	(39)	527	(3)	8	(102)	391
Ending balance June 30, 2015	$221	$124	$179	$1,774	$119	$60	$1,804	$4,281

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance March 31, 2014	$243	$163	$256	$1,024	$114	$63	$2,298	$4,161
Charge-offs	—	—	—	(502)	—	(12)	—	(514)
Recoveries	7	—	8	—	—	4	—	19
Provisions	(70)	(54)	(58)	795	4	(3)	(214)	400
Ending balance June 30, 2014	$180	$109	$206	$1,317	$118	$52	$2,084	$4,066

The following table presents at June 30, 2015 and December 31, 2014 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	June 30,	December 31,
	2015	2014
Total loans considered impaired	$7,023	$8,559
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	85	1,959
Related allowance	4	61
Loans considered impaired and previously written down to fair value	6,938	6,600
Average impaired loans	9,832	10,900

Note 4 – Loans - continued

The following tables are by loan category and present at June 30, 2015, December 31, 2014 and June 30, 2014 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2015	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$13	$13	$—	$15	$1	$14	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	946	1,201	—	1,207	14	1,204	8
Mortgage-commercial	5,890	8,327	—	8,428	165	8,073	79
Consumer:
Home Equity	89	95	—	96	2	97	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	51	51	3	52	2	51	—
Mortgage-commercial	34	34	1	34	1	346	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$13	$13	$—	$15	$1	$14	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	997	1,252	3	1,259	16	1,255	8
Mortgage-commercial	5,924	8,361	1	8,462	166	8,419	79
Consumer:
Home Equity	89	95	—	96	2	97	1
Other	—	—	—	—	—	—	—
	$7,023	$9,721	$4	$9,832	$185	$9,785	$88

Note 4 – Loans - continued

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2014	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$62	$68	$—	$134	$—	$133	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	1,082	1,187	—	1,307	4	1,303	—
Mortgage-commercial	6,688	8,083	—	9,188	23	8,910	6
Consumer:
Home Equity	73	77	—	75	—	75	—
Other	6	6	—	8	—	8	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	54	54	4	55	2	55	1
Mortgage-commercial	242	242	12	246	6	246	3
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$62	$68	$—	$134	$—	$133	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	1,136	1,241	4	1,362	6	1,358	1
Mortgage-commercial	6,930	8,325	12	9,434	29	9,156	9
Consumer:
Home Equity	73	77	—	75	—	75	—
Other	6	6	—	8	—	8	—
	$8,207	$9,717	$16	$11,013	$35	$10,730	$10

Note 4 – Loans - continued

(Dollars in thousands)
December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,025	1,167	—	1,071	8
Mortgage-commercial	5,428	6,469	—	7,634	64
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	53	53	4	54	3
Mortgage-commercial	1,906	2,134	57	1,926	85
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,078	1,220	4	1,125	11
Mortgage-commercial	7,334	8,603	57	9,560	149
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—
	$8,559	$10,032	$61	$10,900	$163

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of June 30, 2015 and December 31, 2014, no loans were classified as doubtful.

Note 4 – Loans - continued

(Dollars in thousands)
June 30, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$37,559	$343	$13	$—	$37,915
Real estate:
Construction	29,671	721	—	—	30,392
Mortgage – residential	46,837	1,452	1,052	—	49,341
Mortgage – commercial	296,752	9,022	9,599	—	315,373
Consumer:
Home Equity	31,777	266	221	—	32,264
Other	8,709	2	20	—	8,731
Total	$451,305	$11,806	$10,905	$—	$474,016

(Dollars in thousands)
December 31, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$32,579	$754	$70	$—	$33,403
Real estate:
Construction	26,824	721	—	—	27,545
Mortgage – residential	46,090	1,054	1,366	—	48,510
Mortgage – commercial	270,986	10,437	11,763	—	293,186
Consumer:
Home Equity	32,008	751	241	—	33,000
Other	8,041	100	59	—	8,200
Total	$416,528	$13,817	$13,499	$—	$443,844

At June 30, 2015 and December 31, 2014, non-accrual loans totaled $5.4 million and $6.6 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2015 and December 31, 2014 totaled $1.7 million and $2.2 million, respectively. TDRs in non-accrual status at June 30, 2015 and December 31, 2014 totaled $1.9 million and $2.6 million, respectively.

There were no loans greater than 90 days delinquent and still accruing interest as of June 30, 2015 and December 31, 2014.

Note 4 – Loans - continued

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

In conjunction with the acquisition of Savannah River (as defined below) on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240

Note 4 – Loans - continued

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2015 and June 30, 2014 follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Accretable yield, beginning of period	$28	$75

Accretion	(34)	(471)
Reclassification of nonaccretable difference due to improvement in expected cash flows	141	531

Accretable yield, end of period	$135	$135

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Accretable yield, beginning of period	$239	$272

Accretion	(50)	(83)
Reclassification of nonaccretable difference due to improvement in expected cash flows	(25)	(25)

Accretable yield, end of period	$164	$164

Note 4 – Loans - continued

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2015 and December 31, 2014:

(Dollars in thousands) June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$34	$—	$—	$13	$47	$37,868	$37,915
Real estate:
Construction	—	—	—	—	—	30,392	30,392
Mortgage-residential	498	26	—	946	1,470	47,871	49,341
Mortgage-commercial	232	1,402	—	4,301	5,935	309,438	315,373
Consumer:
Home equity	38	29	—	89	156	32,108	32,264
Other	37	14	—	—	51	8,680	8,731
Total	$839	$1,471	$—	$5,349	$7,659	$466,357	$474,016

(Dollars in thousands) December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$55	$147	$33,256	$33,403
Real estate:
Construction	—	2	—	—	2	27,543	27,545
Mortgage-residential	131	5	—	1,025	1,161	47,349	48,510
Mortgage-commercial	1,443	4	—	5,413	6,860	286,326	293,186
Consumer:
Home equity	19	—	—	92	111	32,899	33,000
Other	63	6	—	—	69	8,131	8,200
Total	$1,748	$17	$—	$6,585	$8,350	$435,494	$443,844

Note 4 – Loans - continued

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

There were no loans determined to be TDRs that were restructured during the three and six month periods ended June 30, 2015.

The following table, by loan category, presents loans determined to be TDRs during the three and six month periods ended June 30, 2014.

Troubled Debt Restructurings	For the three and six months ended June 30, 2014
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nonaccrual
Mortgage-Commercial	1	$1,751	$1,751

Mortgage-Residential	1	$180	$180

Total TDRs	2	$1,931	$1,931

As shown in the table above, two loans were determined to be TDRs during the three and six months ended June 30, 2014. The interest rate was lowered on both of these loans.

During the three and six month periods ended June 30, 2015 and June 30, 2014 there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

Note 5 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended the Equity Method and Joint Ventures topic of the Accounting Standards Codification. The amendments provide criteria that must be met in order to apply a proportional amortization method to Low-Income Housing Tax Credit investments and provide guidance on the method used to amortize the investment, the impairment approach, and the eligibility criteria for entities that have other arrangements (e.g., loans) with the limited liability entity. The amendments were effective for the Company for new investments in qualified affordable housing projects for interim and annual periods beginning after December 15, 2014. The Company intends to continue using the effective yield method for existing investments in qualified affordable housing projects. These amendments did not have a material effect on the Company’s financial statements.

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on the Company’s financial statements.

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

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

Note 5 – Recently Issued Accounting Pronouncements - continued

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

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance which provides guidance to customers about whether a cloud computing arrangement includes a software license. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015-, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2015, the FASB issued guidance which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$25,876	$25,876	$25,876	$—	$—
Held-to-maturity securities	16,641	16,324	—	16,324	—
Available-for-sale securities	252,322	252,322	826	251,079	417
Other investments, at cost	2,240	2,240	—	—	2,240
Loans held for sale	6,662	6,662	—	6,662	—
Net loans receivable	469,735	469,059	—	462,121	6,938
Accrued interest	2,729	2,729	2,729	—	—
Financial liabilities:
Non-interest bearing demand	$147,046	$147,046	$—	$147,046	$—
NOW and money market accounts	294,113	294,113	—	294,113	—
Savings	57,369	57,369	—	57,369	—
Time deposits	185,504	186,190	—	186,190	—
Total deposits	684,032	684,718	—	684,718	—
Federal Home Loan Bank Advances	35,548	37,181	—	37,181	—
Short term borrowings	19,460	19,460	—	19,460	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	652	652	652	—	—

	December 31, 2014
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,532	$22,532	$22,532	$—	$—
Held-to-maturity securities	10,647	10,585	—	10,585	—
Available-for-sale securities	270,164	270,164	839	268,908	417
Other investments, at cost	2,003	2,003	—	—	2,003
Loans held for sale	4,124	4,124	—	4,124	—
Net loans receivable	439,712	441,944	—	433,446	8,498
Accrued interest	2,712	2,712	2,712	—	—
Financial liabilities:
Non-interest bearing demand	$133,004	$133,004	$—	$133,004	$—
NOW and money market accounts	287,982	287,982	—	287,982	—
Savings	53,583	53,583	—	53,583	—
Time deposits	195,014	195,721	—	195,721	—
Total deposits	669,583	670,290	—	670,290	—
Federal Home Loan Bank Advances	28,807	30,745	—	30,745	—
Short term borrowings	17,383	17,383	—	17,383	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	725	725	725	—	—

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2015 and December 31, 2014 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2015 or December 31, 2014 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$2,487	$		$2,487	$—
Mortgage-backed securities	140,494		—	140,494	—
Small Business Administration securities	60,572		—	60,572	—
State and local government	47,466		—	47,466	—
Corporate and other securities	1,303		826	60	417
Total	$252,322		$826	$251,079	$417

(Dollars in thousands)

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,434	$—	$3,434	$—
Mortgage-backed securities	160,353	—	160,353	—
Small Business Administration securities	58,545	—	58,545	—
State and local government	46,516	—	46,516	—
Corporate and other securities	1,316	839	60	417
Total	$270,164	$839	$268,908	$417

Note 6 – Fair Value of Financial Instruments – continued

The following table reconciles the changes in Level 3 financial instruments for the six months ended June 30, 2015 and June 30, 2014 that are measured on a recurring basis.

	June 30,
	2015	2014
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	—	—

Transfers in and/or out of Level 3	—	—
Ending Balance	$417	$417

The following table reconciles the changes in Level 3 financial instruments for the three months ended June 30, 2015 and June 30, 2014 that are measured on a recurring basis.

	June 30,
	2015	2014
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	—	—

Transfers in and/or out of Level 3	—	—
Ending Balance	$417	$417

Note 6 – Fair Value of Financial Instruments – continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2015 and December 31, 2014 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$13	$—	$—	$13
Real estate:
Mortgage-residential	994	—	—	994
Mortgage-commercial	5,923	—	—	5,923
Consumer:
Home equity	89	—	—	89
Other	—	—	—	—
Total impaired	7,019	—	—	7,019
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	182	—	—	182
Mortgage-commercial	2,065	—	—	2,065
Total other real estate owned	2,523	—	—	2,523
Total	$9,542	$—	$—	$9,542

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$55	$—	$—	$55
Real estate:
Mortgage-residential	1,074	—	—	1,074
Mortgage-commercial	7,277	—	—	7,277
Consumer:
Home equity	92	—	—	92
Other	—	—	—	—
Total impaired	8,498	—	—	8,498
Other real estate owned:
Construction	424	—	—	424
Mortgage-residential	232	—	—	232
Mortgage-commercial	2,287	—	—	2,287
Total other real estate owned	2,943	—	—	2,943
Total	$11,441	$—	$—	$11,441

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $7.0 million and $8.5 million as of June 30, 2015 and December 31, 2014, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,523	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$7,019	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,943	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$8,498	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 – Mergers and Acquisitions – Savannah River Financial Corporation

On February 1, 2014, the Company acquired all of the outstanding common stock of Savannah River Financial Corporation (“Savannah River”), of Augusta, Georgia, the bank holding company for Savannah River Banking Company (“SRBC”), in a cash and stock transaction. The total purchase price was approximately $33.5 million, consisting of $19.8 million in cash and 1,274,200 shares of our common stock valued at $13.7 million based on a provision in the merger agreement that 60% of the outstanding shares of Savannah River common stock be exchanged for cash and 40% of the outstanding shares of Savannah River common stock be exchanged for shares of the Company’s common stock. The value of the Company’s common stock issued was determined based on the closing price of the common stock of $10.76 on January 31, 2014 as reported by NASDAQ. Savannah River common shareholders received 1.0618 shares of the Company’s common stock in exchange for each share of Savannah River common stock, or $11.00 per share, subject to the limitations discussed above. The Company issued 1,274,200 shares of its common stock in connection with the merger.

The Savannah River transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are subject to refinement for up to a year.

Note 7 – Mergers and Acquisitions – Savannah River Financial Corporation - continued

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

Note 7 – Mergers and Acquisitions – Savannah River Financial Corporation - continued

The operating results of the Company for the period ended June 30, 2014 include the operating results of the acquired assets and assumed liabilities for the 59 days subsequent to the acquisition date of February 1, 2014. Merger-related charges of $435 thousand are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker, travel, printing, supplies and other costs.

The following table discloses the impact of the merger with Savannah River (excluding the impact of merger-related expenses) since the acquisition on February 1, 2014 through June 30, 2014. The table also presents certain pro forma information as if Savannah River had been acquired on January 1, 2014. The results combine the historical results of Savannah River in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014. The results for the three months ended June 30, 2014 and three and six month periods ended June 30, 2015 do not have any material merger related expenses and include the impact of the Savannah River acquisition for the entire period, and therefore, no pro-forma information is presented for such period.

	Actual since
	Acquisition	Pro Forma
	(February 1, 2014 through	Six Months Ended
(Dollars in thousands)	June 30, 2014)	June 30, 2014

Total revenues (net interest income plus noninterest income)	$12,981	$15,736
Net income	$1,996	$2,517

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	expected revenue synergies and cost savings from recent acquisitions may not be fully realized;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;

•	changes in monetary and tax policies;
•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to comply with the terms of the consent order between our bank subsidiary, First Community Bank (the “Bank”), and the FDIC within the timeframes specified;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2015 as compared to the six months and three month periods ended June 30, 2014 and also analyzes our financial condition as of June 30, 2015 as compared to December 31, 2014. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Developments

On February 18, 2015, the Bank entered into the Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the “Consent Order”). The Consent Order requires the Bank to take certain actions with respect to the Bank Secrecy Act and anti-money laundering laws and regulations (collectively referred to as the “BSA”), including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. While the Bank recognizes that certain technical aspects of its BSA compliance activities were affected by a temporary period of significant turnover in the Bank’s BSA staff, the Bank believes that it has recognized and addressed all of the BSA compliance issues noted by the FDIC and that, as of the date of this report, it is in compliance with the requirements set forth in the Consent Order. Nevertheless, there can be no assurance that the FDIC will ultimately determine that the Bank has met all of the requirements of the Consent Order to its satisfaction. If the FDIC determines that the Bank has not made sufficient progress in complying with the Consent Order, the FDIC could seek to impose additional regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. If any of these measures is imposed in the future, it could have a material adverse effect on our financial condition and results of operations and on our ability to raise additional capital on acceptable terms.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2015 and our notes included in the consolidated financial statements in our 2014 Annual Report on Form 10-K as filed with the SEC.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At June 30, 2015 and December 31, 2014, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Net Income

Our net income for the six months ended June 30, 2015 was $2.8 million or $0.43 diluted earnings per common share, as compared to $2.1 million or $0.32 diluted earnings per common share for the six months ended June 30, 2014. Our acquisition of Savannah River was closed on February 1, 2014. Therefore, the results for the six months ended June 30, 2014 include the impact of this acquisition from February 1, 2014 through June 30, 2014. The increase in net income between the two periods is primarily due to the increase in average earning assets resulting from the Savannah River acquisition reflected for the entire quarter in 2015, as well as organic growth between the two periods. In addition, during the first half of 2014, we incurred Savannah River merger related expenses of $435 thousand. There were no merger related expenses incurred in the first half of 2015. Net interest income increased $1.2 million for the six months ended June 30, 2015 as compared to the same period 2014. This increase is primarily the result of an increase in average earning assets of $60.4 million. Average earning assets increased by $60.4 million in the first half of 2015 as compared to the same period in 2014. Average earning assets were $756.0 million during the six months ended June 30, 2015 as compared to $695.5 million during the six months ended June 30, 2014. The net interest margin on a tax equivalent basis increased to 3.47% during the first half of 2015 as compared to 3.39% during the first quarter of 2015. The net interest margin was positively impacted in the first quarter of 2015 by two purchased impaired loan payoffs that were acquired in the Savannah River acquisition, and as a result, the credit mark established at the acquisition date was recovered. Non-interest income increased $772 thousand in the first six months of 2015 as compared to the first six months of 2014. This increase results from increases in mortgage banking income and Investment Advisory fees and non-deposit commissions of $394 thousand and $248 thousand, respectively, in the six months ended June 30, 2015 as compared to the same period in 2014. Non-interest expense in the six months ended June 30, 2015 increased $678 thousand as compared to the same period in 2014. This fluctuation is primarily a result of the impact of the Savannah River acquisition as well as normal salary adjustments between the two periods.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2015 and 2014, along with average balances and the related interest income and interest expense amounts.

Net interest income was $12.7 million for the six months ended June 30, 2015 as compared to $11.4 million for the six months ended June 30, 2014. The increase in average earning assets of $60.4 million contributed to the overall $1.2 million increase in net interest income in the six months ended June 30, 2015 as compared to the same period in 2014. Our net interest margin on a tax equivalent basis increased 8 basis points, from 3.39% at June 30, 2014 to 3.47% at June 30, 2015. As previously stated, the net interest margin was also positively impacted during the first six months of 2015 as a result of two pay-offs on purchased credit impaired loans. These two payoffs accounted for approximately 9 basis points in our taxable equivalent net-interest margin for the six months ended June 30, 2015. The yield on earning assets decreased by 2 basis points in the first half of 2015 as compared to the same period in 2014. Average loans comprised 61.1% of average earning assets in the first six months of 2015 as compared to 61.8% in the same period of 2014. The yield on our loan portfolio increased 5 basis points in the six month period ended June 30, 2015 to 5.05% as compared to 5.00% during the same period in 2014. This was partially offset by a decrease on the yield on securities of 9 basis points in comparing the same two periods. The decrease in the yield on securities was partially a result of an increase in prepayment rates in the MBS portfolio. As a result, the related amortization of the premiums on these securities is accelerated. The cost of interest-bearing liabilities during the first six months of 2015 was 0.56% as compared to 0.65% in the same period of 2014, reflecting a 9 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 57.9% of our average interest bearing liabilities during the first six months of 2015 as compared to 55.5% in the same period of 2014.

Provision and Allowance for Loan Losses

At June 30, 2015 and December 31, 2014, the allowance for loan losses was $4.3 and $4.1 million, respectively. This represented 0.90% of total loans and 0.93% of loans at June 30, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the Savannah River acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. There have been no material adjustments to our original assumptions since the acquisition date. At June 30, 2015 and December 31, 2014, the allowance for loan losses plus the fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.17% and 1.36%, respectively. Our provision for loan losses was $797 thousand for the six months ended June 30, 2015 as compared to $550 thousand for the six months ended June 30, 2014. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 6.36%, 4.17% and 0.11%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance.

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

Non-performing assets were $7.8 million (0.94% of total assets) at June 30, 2015 as compared to $8.7 million (1.04% of total assets) and $9.5 million (1.17% of total assets) at March 31, 2015 and December 31, 2014, respectively. While we believe these non-performing ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 41 loans, totaling $5.3 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2015. The largest non-performing loan is a $1.1 million first mortgage on developed lots to be sold for residential use. The average balance of the remaining 40 loans is approximately $107.0 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At June 30, 2015, we had no loans delinquent more than 90 days and still accruing interest. At June 30, 2015, we had loans totaling $2.3 million that were delinquent 30 days to 89 days which represented 0.49% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified one loan relationship in the amount of $1.1 million that is current as to principal and interest and not included in non-performing assets that could represent a potential problem loan. This balance is included as substandard loans in Note 4 of the financial statements.

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

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Six Months Ended June 30,
	2015	2014

Average loans (including loans held for sale) outstanding	$461,848	$430,000
Loans outstanding at period end	$474,016	$444,670
Non-performing assets:
Nonaccrual loans	$5,349	$7,647
Loans 90 days past due still accruing	—	160
Repossessed-other	—	—
Foreclosed real estate and other assets	2,523	3,302
Total non-performing assets	$7,872	$11,109

Beginning balance of allowance	$4,132	$4,219
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	26	35
Non-residential real estate	625	689
Home equity	—	—
Commercial	56	20
Installment & credit card	27	—
Total loans charged-off	734	744
Recoveries:
1-4 family residential mortgage	2	9
Non-residential real estate	5	—
Home equity	2	—
Commercial	3	24
Installment & credit card	74	8
Total recoveries	86	41
Net loan charge offs	648	703
Provision for loan losses	797	550
Balance at period end	$4,281	$4,066

Net charge-offs to average loans	0.14%	0.16%
Allowance as percent of total loans	0.90%	0.91%
Non-performing assets as % of total assets	0.94%	1.41%
Allowance as % of non-performing loans	80.03%	52.08%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2015		December 31, 2014
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$221	8.0%	$67	7.5%
Real Estate – Construction	124	6.4%	45	6.2%
Real Estate Mortgage:
Commercial	1,774	66.6%	1,572	66.1%
Residential	179	10.4%	179	10.9%
Consumer:
Home Equity	119	6.8%	134	7.4%
Other	60	1.8%	44	1.9%
Unallocated	1,804	N/A	2,091	N/A
Total	$4,281	100.0%	$4,132	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first half of 2015 was $4.5 million as compared to $3.8 million during the same period in 2014. Deposit service charges decreased by $52 thousand from $745 thousand in the first half of 2014, to $693 thousand in the same period of 2015. Over the last several years, we have continued to see a decline in deposit service charges as a result of lower levels of charges assessed for items presented against non-sufficient funds. Mortgage banking income increased $394 thousand during the first six months of 2015 compared to the same period in 2014. We continue to focus on this source of revenue. In 2011, the Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation (“Palmetto South”), and in 2014, we consolidated the Palmetto South mortgage division into our legacy mortgage operation, First Community Mortgage, a division of the Bank. We hired several new mortgage originators and focused on increasing the level of purchase money activity. We believe these initiatives began to reflect the anticipated benefits in the second half of 2014 and continuing into 2015. Investment advisory fees and non-deposit commissions increased by $248 thousand in the first half of 2015 as compared to the same period in 2014. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. During the first half of 2015, we sold investment securities for a net gain of $271 thousand as compared to a gain on the sale of investment securities of $86 thousand in the same period of 2014. These gains were partially offset by prepayment penalties on the early payoff of certain Federal Home Loan Bank Advances. In the first half of 2015 and 2014, we prepaid $2.7 million and $2.0 million in FHLB advances, respectively. The penalty on these prepayments of these advances amounted to $103 thousand and $67 thousand in 2015 and 2014, respectively.

Total non-interest expense increased by $678 thousand, or 5.7%, during the first six months of 2015 as compared to the same period in 2014. Salary and benefit expense increased $527 thousand from $6.7 million in the first half of 2014 to $7.2 million in the first half of 2015. Along with our normal salary adjustments, the increase is results from the addition of the Savannah River employees reflected for the entire first half of 2015 compared to only five months in the first half of 2014. At June 30, 2014, we had 188 full time equivalent employees as compared to 183 at June 30, 2015. Occupancy expense and equipment expense increased $107 thousand and $82 thousand, respectively, in the first half of 2015 as compared to the first half of 2014. Both increases are a result of the Savannah River merger reflected in the results for the entire first half of 2015, as well as, the additions of the Lady Street branch, in downtown Columbia in the third quarter of 2014 and our Blythewood branch in April 2015. Marketing and public relations expense was $373 thousand in the first half of 2014 as compared to $554 thousand in the first half of 2015. The timing of a media campaign in the first half of 2015 resulted in the increased marketing cost as compared to the same period of 2014. Amortization of intangibles increased from $105 thousand in the first half of 2014 to $201 thousand in the same period of 2015. The increase results from the core deposit and other intangible amortization recorded in connection with the deposit assumption and loan acquisition from First South Bank that closed in September 2014. During the first half of 2014, we incurred merger and acquisition related expenses of $435 thousand. Of this amount $420 thousand was related to the Savannah River acquisition and $15 thousand was related to the previously mentioned First South Bank transaction. There were no merger expenses for the first six months of 2015. Non- interest expense “Other” increased $46 thousand in the first six months of 2015 as compared to the same period of 2014. Included in other non-interest expense for the six months ended June 30, 2015 is a $100 thousand write down of excess property contiguous to our Augusta branch. This property was acquired by Savannah River at the time they initially purchased the lot that their main office was constructed on, as the seller did not want to subdivide the properties. The lot has been listed for sale since First Community acquired Savannah River. As of June 30, 2015, the property is under contract to sell and is expected to close in the fourth quarter of 2015. Under the terms of the contract, there should be no additional charges or cost incurred by First Community associated with the sale of this property.

The following is a summary of the components of other non-interest expense for the periods indicated:

(In thousands)	Six months ended
	June 30,
	2015	2014
Data processing	$284	$284
Supplies	66	78
Telephone	183	180
Courier	44	42
Correspondent services	109	91
Dues	54	45
Subscriptions	68	81
Loan closing costs/fees	50	6
Insurance	137	138
Loss on limited partnership interest	86	93
Postage	95	88
Legal and Professional fees	286	364
Director fees	198	188
Shareholder expense	64	86
Other Miscellaneous	422	336
	$2,146	$2,100

Income Tax Expense

Our effective tax rate was 27.2% and 27.8% in the first half of 2015 and 2014, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 27.0% to 30.0% throughout the remainder of 2015.

Comparison of Results of Operations for Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2015 and 2014, along with average balances and the related interest income and interest expense amounts.

Our net income for the second quarter of 2015 was $1.4 million, or $0.22 diluted earnings per common share, as compared to $1.2 million, or $0.18 diluted earnings per common share, for the same period of 2014. Net interest income increased by $257 thousand for the three months ended June 30, 2015 to $6.2 million as compared to $5.9 million in the same period in 2014. Our taxable equivalent net interest margin in the second quarter of 2015 was 3.34% compared to 3.38% in the same period of 2014. The yield on average earning assets decreased to 3.69% in the second quarter of 2015 from 3.82% in the second quarter of 2014. The cost of interest bearing liabilities also decreased to 0.56% in the second quarter of 2015 as compared to 0.62% in the second quarter of 2014. The extended period of historically low interest rates continues to put pressure on the net interest margin. The decrease in our net interest margin has been offset by growth in the level of earning assets. Average earning assets were $766.0 million during the second quarter of 2015 as compared to $719.1 million during the second quarter of 2014. We continue to focus on growth in the loan portfolio as well as shifting our deposit funding mix to demand deposits, interest bearing transaction accounts and money market accounts. Average loans were $472.6 million in the second quarter of 2015 an increase of $28.5 million over the same period in 2014. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 58.6% of our average interest bearing liabilities during the second quarter of 2015 as compared to 57.3% in the same period of 2014.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2015 was $391 thousand as compared to $400 thousand for the three months ended June 30, 2014. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

For the three months ended June 30, 2015, we had non-interest income of $2.6 million as compared to non-interest income of $1.9 million in the same period of 2014. Mortgage banking income increased by $278 thousand during the second quarter of 2015, as compared to, the same period in 2014. As noted previously, we believe that our continued focus on this source of revenue resulted in the increase reflected in the second quarter of 2015 as compared to the same period in 2014. Investment advisory fees and non-deposit commissions increased $209 thousand in the second quarter of 2015 as compared to the same period in 2014. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. During the second quarter of 2014, we sold securities that resulted in a gain of $78 thousand. The proceeds from the sale were used to pay down $2.0 million in FHLB advances which resulted in a $67 thousand prepayment penalty. Gains on the sale of securities in the second quarter of 2015 amounted to $167 thousand. Total proceeds from the sales in the second quarter of 2015 amounted to approximately $10.1 million. These proceeds partially funded loan growth during the quarter.

Total non-interest expense increased $604 thousand in the second quarter of 2015, compared to the same period of 2014. Salaries and benefits increased $386 thousand in the second quarter of 2015 as compared to the same period in 2014. This increase is primarily a result of normal salary adjustments and increased commissions paid on the higher level of mortgage banking and investment advisory revenues. Marketing and public relations expense increased $116 thousand in the second quarter of 2015 as compared to the same period in 2014. As noted in the six month results, the timing of our media marketing campaign was designed to be concentrated more in the first half of the year for 2015. It is anticipated that marketing expenses will be lower in the second half of 2015. The increase in amortization expense of $35 thousand in the second quarter of 2015 as compared to the same period in 2014 is a result of intangibles acquired in the deposit assumption from First South that closed in September 2014.

Financial Position

Assets totaled $836.4 million at June 30, 2015 as compared to $812.4 million at December 31, 2014, an increase of $24.0 million. Loans (excluding loans held-for-sale) increased by approximately $30.2 million during the six months ended June 30, 2015. Loans at June 30, 2015 were $474.0 million as compared to $443.8 million at December 31, 2014. Total loan production was $55.9 million during the first half of 2015. At June 30, 2015 and December 31, 2014, loans (excluding loans held for sale) accounted for 61.6% and 59.9% of earning assets, respectively. The loan-to-deposit ratio at June 30, 2015 was 70.3% as compared to 66.9% at December 31, 2014. Investment securities decreased to $271.2 million at June 30, 2015 from $282.8 million at December 31, 2014. Deposits increased $14.4 million to $684.0 million at June 30, 2015 as compared to $669.6 million at December 31, 2014. Pure deposits (deposits less time deposits) represented 72.9% of total deposits as of June 30, 2015 as compared to 70.9% at December 31, 2014. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic cycle as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at June 30, 2015 and December 31, 2014:

(In thousands)	June 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$37,915	8.0%	$33,403	7.5%
Real estate:				6.2%
Construction	30,392	6.4%	27,545
Mortgage – residential	49,341	10.4%	48,510	66.1%
Mortgage – commercial	315,373	66.6%	293,186	10.9%
Consumer:
Home Equity	32,264	6.8%	33,000	7.4%
Other	8,731	1.8%	8,200	1.9%
Total gross loans	474,016	100.0%	443,844	100.0%
Allowance for loan losses	(4,281)		(4,132)
Total net loans	$469,735		$439,712

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2015 and December 31, 2014 over twelve months.

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	June 30, 2015	March 31, 2015	December 31, 2014
+200bp	+2.76%	+4.92%	+3.53%
+100bp	+1.22%	+2.32%	+1.88%
Flat	—	—	—
-100bp	-4.58%	-5.14%	-5.04%
-200bp	-11.43%	-9.83%	-11.81%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2015, March 31, 2015 and December 31 2014, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be -0.16% ,+3.28% and +0.69%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 32.1% of total assets at June 30, 2015. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At June 30, 2015, the amount of certificates of deposits of $100 thousand or more represented 12.1% of total deposits and the amount of certificates of deposits of $250 thousand or more represented 3.3% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2015, we had issued commitments to extend credit of $75.7 million, including $30.9 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.1% and 9.2% of total assets at June 30, 2015 and December 31, 2014, respectively. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first half of 2015. In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution. Specific investment securities would be pledged if and when we were to utilize this line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

At June 30, 2015, the Company and the Bank met or exceeded all of the required ratios on a fully phased in basis. These guidelines require an institution to maintain a certain level of Common Equity Tier 1 (CET1), Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, grandfathered trust preferred securities and excludes the unrealized gain or loss on securities available for sale, minus certain intangible assets. CET1 capital excludes the trust preferred securities. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor generally of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 15.0%, and 15.8%, respectively, at June 30, 2015 as compared to 9.6%, 15.4%, and 16.2%, respectively, at December 31, 2014. The Bank’s CET1 ratio at June 30, 2015 was 15.0%. Prior to March 31, 2015, the Bank was not required to maintain a CET1 ratio. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.4%, 15.7%, and 16.6%, respectively at June 30, 2015 as compared to 10.0%, 16.1% and 16.9%, respectively at December 31, 2014. The Company’s CET1 ratio at June 30, 2015 was 12.4%. Prior to March 31, 2015, the Company was not required to maintain a CET1 ratio. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina State banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$461,848	$11,578	5.06%	$430,000	$10,662	5.00%
Securities:	276,529	2,697	1.97%	248,394	2,543	2.06%
Federal funds sold and securities purchased under agreements to resell	17,488	57	0.66%	17,078	47	0.55%
Total earning assets	755,865	14,332	3.82%	695,472	13,252	3.84%
Cash and due from banks	8,329			10,189
Premises and equipment	29,411			26,843
Other assets	32,630			31,671
Allowance for loan losses	(4,290)			(4,127)
Total assets	$821,945			$760,048
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$135,278	78	0.12%	$129,981	84	0.13%
Money market accounts	156,903	203	0.26%	131,232	151	0.23%
Savings deposits	55,977	32	0.12%	50,393	29	0.12%
Time deposits	190,722	548	0.58%	174,553	593	0.69%
Other borrowings	62,890	819	2.63%	75,090	952	2.56%
Total interest-bearing liabilities	601,770	1,680	0.56%	561,249	1,809	0.65%
Demand deposits	138,476			126,440
Other liabilities	5,558			5,512
Shareholders’ equity	76,141			66,847
Total liabilities and shareholders’ equity	$821,945			$760,048

Cost of funds, including demand deposits			0.46%			0.53%
Net interest spread			3.26%			3.19%
Net interest income/margin		$12,652	3.38%		$11,443	3.32%
Net interest income/margin FTE basis	$365	$13,017	3.47%	$255	$11,698	3.39%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$472,591	$5,704	4.84%	$444,060	$5,582	5.04%
Securities:	275,759	1,315	1.91%	261,673	1,243	1.91%
Federal funds sold and securities purchased	17,649	30	0.68%	13,371	24	0.72%
Total earning assets	765,999	7,049	3.69%	719,104	6,849	3.82%
Cash and due from banks	8,883			10,454
Premises and equipment	29,741			28,720
Other assets	32,002			32,810
Allowance for loan losses	(4,341)			(4,022)
Total assets	$832,284			$787,066

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$137,534	$39	0.11%	$135,875	$46	0.14%
Money market accounts	160,963	107	0.27%	145,973	85	0.23%
Savings deposits	56,808	16	0.11%	50,593	15	0.12%
Time deposits	188,162	273	0.58%	174,712	282	0.65%
Other borrowings	62,804	410	2.62%	72,770	474	2.61%
Total interest-bearing liabilities	606,271	845	0.56%	579,923	902	0.62%
Demand deposits	144,181			131,762
Other liabilities	4,923			5,346
Shareholders’ equity	76,909			70,035
Total liabilities and shareholders’ equity	$832,284			$787,066

Cost of funds, including demand deposits			0.45%			0.51%
Net interest spread			3.13%			3.20%
Net interest income/margin		$6,204	3.25%		$5,947	3.32%
Net interest income/margin FTE basis	$183	$6,387	3.34%	$119	$6,066	3.38%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2015 from that presented in our 2014 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 12, 2015	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

