Form 10-Q
period 2015-09-30
FIRST COMMUNITY CORP /SC/
filed 2015-11-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 12, 2015, 6,684,563 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	September 30, 2015	December 31,
	(Unaudited)	2014
ASSETS
Cash and due from banks	$9,238	$12,480
Interest-bearing bank balances	23,225	9,454
Federal funds sold and securities purchased under agreements to resell	548	598
Investment securities - held to maturity	16,600	10,647
Investment securities - available for sale	255,182	270,164
Other investments, at cost	1,900	2,003
Loans held for sale	3,568	4,124
Loans	483,931	443,844
Less, allowance for loan losses	4,468	4,132
Net loans	479,463	439,712
Property, furniture and equipment - net	30,109	28,510
Land held for sale	1,080	1,200
Bank owned life insurance	14,947	14,642
Other real estate owned	2,450	2,943
Intangible assets	1,508	1,806
Goodwill	5,078	5,078
Other assets	7,433	9,002
Total assets	$852,329	$812,363
LIABILITIES
Deposits:
Non-interest bearing demand	$157,650	$133,004
NOW and money market accounts	304,153	287,982
Savings	59,908	53,583
Time deposits less than $100,000	101,455	108,048
Time deposits $100,000 and over	81,204	86,966
Total deposits	704,370	669,583
Securities sold under agreements to repurchase	19,908	17,383
Federal Home Loan Bank advances	27,543	28,807
Junior subordinated debt	15,464	15,464
Other liabilities	6,556	6,598
Total liabilities	773,841	737,835
SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,684,563 at September 30, 2015 6,664,391 at December 31, 2014	6,685	6,664
Common stock warrants issued	46	48
Non-vested restricted stock	(426)	(673)
Additional paid in capital	75,690	75,504
Accumulated deficit	(5,131)	(8,286)
Accumulated other comprehensive income	1,624	1,271
Total shareholders’ equity	78,488	74,528
Total liabilities and shareholders’ equity	$852,329	$812,363

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$17,373	$16,277
Taxable securities	2,771	2,936
Non taxable securities	1,216	933
Federal funds sold and securities purchased under resale agreements	22	25
Other	64	49
Total interest income	21,446	20,220
Interest expense:
Deposits	1,304	1,272
Federal funds sold and securities sold under agreement to repurchase	26	28
Other borrowed money	1,211	1,381
Total interest expense	2,541	2,681
Net interest income	18,905	17,539
Provision for loan losses	990	702
Net interest income after provision for loan losses	17,915	16,837
Non-interest income:
Deposit service charges	1,083	1,145
Mortgage banking income	2,679	2,337
Investment advisory fees and non-deposit commissions	993	722
Gain on sale of securities	271	102
Gain (loss) on sale of other assets	24	(2)
Loss on early extinguishment of debt	(103)	(67)
Other	1,928	1,837
Total non-interest income	6,875	6,074
Non-interest expense:
Salaries and employee benefits	10,818	10,198
Occupancy	1,498	1,367
Equipment	1,233	1,128
Marketing and public relations	683	591
FDIC assessments	389	393
Other real estate expense	434	360
Amortization of intangibles	299	169
Merger and acquisition expense	—	474
Other	3,202	3,191
Total non-interest expense	18,556	17,871
Net income before tax	6,234	5,040
Income taxes	1,708	1,425
Net income	$4,526	$3,615
Basic earnings per common share	$0.69	$0.56
Diluted earnings per common share	$0.68	$0.55

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)

Interest income:
Loans, including fees	$5,795	$5,615
Taxable securities	860	987
Non taxable securities	430	339
Federal funds sold and securities purchased under resale agreements	8	8
Other	21	19
Total interest income	7,114	6,968
Interest expense:
Deposits	443	415
Federal funds sold and securities sold under agreement to repurchase	11	9
Other borrowed money	407	448
Total interest expense	861	872
Net interest income	6,253	6,096
Provision for loan losses	193	152
Net interest income after provision for loan losses	6,060	5,944
Non-interest income:
Deposit service charges	390	400
Mortgage origination fees	964	1,016
Investment advisory fees and non-deposit commissions	290	267
Gain on sale of securities	—	16
Gain on sale of other assets	17	10
Other	668	591
Total non-interest income	2,329	2,300
Non-interest expense:
Salaries and employee benefits	3,595	3,502
Occupancy	513	489
Equipment	437	414
Marketing and public relations	129	218
FDIC assessment	113	138
Other real estate expense	126	105
Amortization of intangibles	98	64
Merger and acquisition expense	—	39
Other	1,056	1,091
Total non-interest expense	6,067	6,060
Net income before tax	2,322	2,184
Income taxes	643	632
Net income	$1,679	$1,552
Basic earnings per common share	$0.26	$0.23
Diluted earnings per common share	$0.25	$0.23

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Nine months ended September 30,
	2015	2014
Net income	$4,526	$3,615
Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of taxes of $275 and $1,699, respectively	532	3,203
Less: Reclassification adjustment for gain included in net income, net of taxes of $92 and $35, respectively	(179)	(67)
Other comprehensive income	353	3,136
Comprehensive income	$4,879	$6,751

(Dollars in thousands)	Three months ended September 30,
	2015	2014
Net income	$1,679	$1,552
Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of taxes of $357 and $118, respectively.	672	229
Less: Reclassification adjustment for gain included in net income, net of taxes of $0 and $5, respectively.	—	(11)
Other comprehensive income	672	218
Comprehensive income	$2,351	$1,770

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months ended September 30, 2015 and September 30, 2014
(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total

Balance, December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						3,615		3,615
Other comprehensive income net of tax of $1,664							3,136	3,136
Issuance of restricted stock	71	71		697	(768)			—
Amortization compensation restricted stock					393			393
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.18 per share)						(1,094)		(1,094)
Dividend reinvestment plan	12	12		120				132
Balance, September 30, 2014	6,660	$6,660	$48	$75,467	$(819)	$(9,402)	$609	$72,563

Balance, December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						4,526		4,526
Other comprehensive income net of tax of $183							353	353
Issuance of restricted stock	13	13		137	(150)			—
Restricted shares surrendered	(8)	(8)		(90)				(98)
Amortization compensation restricted stock					397			397
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.21 per share)						(1,371)		(1,371)
Dividend reinvestment plan	14	14		139				153
Balance, September 30, 2015	6,685	$6,685	$46	$75,690	$(426)	$(5,131)	$1,624	$78,488

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$4,526	$3,615
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	932	827
Premium amortization	3,093	2,680
Provision for loan losses	990	702
Writedowns of other real estate owned	201	146
Loss (gain) on sale of other real estate owned	(24)	2
Sale of loans held-for-sale	80,571	66,548
Originations of loans held-for-sale	(80,016)	(66,161)
Amortization of intangibles	299	169
Accretion on acquired loans	(709)	(102)
Gain on sale of securities	(271)	—
Writedown of land held for sale	120	67
Loss on early extinguishment of debt	103	—
Decrease in other assets	1,305	1,297
Decrease in other liabilities	(153)	(572)
Net cash provided from operating activities	10,967	9,218
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(33,441)	(82,322)
Purchase of investment securities held-to –maturity	(6,065)	(1,352)
Maturity of investment securities available-for-sale	28,470	28,302
Proceeds from sale of securities available-for-sale	17,061	43,589
Proceeds from sale of other investments	1,133	513
Decrease (increase) in loans	(40,336)	11,775
Net cash disbursed in business combination	—	(11,354)
Purchase of loans	—	(8,705)
Proceeds from sale of other real estate owned	479	1,742
Purchase of property and equipment	(2,502)	(2,746)
Net cash used in investing activities	(35,201)	(20,558)
Cash flows from financing activities:
Increase in deposit accounts	34,871	35,552
Increase (decrease) in securities sold under agreements to repurchase	2,525	(984)
Advances from the Federal Home Loan Bank	32,500	38,100
Repayment of advances from Federal Home Loan Bank	(33,867)	(57,886)
Purchase of deposit accounts	—	39,482
Restricted shares surrendered	(98)	—
Dividends paid: Common Stock	(1,371)	(1,094)
Dividend reinvestment plan	153	132
Net cash provided from financing activities	34,713	53,302
Net increase in cash and cash equivalents	10,479	41,962
Cash and cash equivalents at beginning of period	22,532	14,166
Cash and cash equivalents at end of period	$33,011	$56,128
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,566	$2,666
Income taxes	$2,220	$860
Non-cash investing and financing activities:
Unrealized gain on securities	$353	$3,136
Transfer of loans to foreclosed property	$193	$1,574

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at September 30, 2015 and December 31, 2014, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(Dollars in thousands, except average market price)

	Nine months		Three months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Numerator (Net income available to common shareholders)	$4,526	$3,615	$1,679	$1,552
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,549	6,496	6,560	6,659
Dilutive securities:
Deferred compensation	23	23	25	22
Warrants/Restricted stock – Treasury stock method	127	46	127	46
Diluted earnings per share	6,699	6,565	6,712	6,727
The average market price used in calculating assumed number of shares	$11.89	$10.82	$12.16	$10.73

At September 30, 2015, there were no outstanding options. At September 30, 2014, there were 69,903 outstanding options at an average exercise price of $20.15. None of these options had an exercise price below the average market price of $10.73 for the three-month period ended September 30, 2014 or $10.82 for the nine-month period ended September 30, 2014 and, therefore, they were not deemed to be dilutive. In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. At September 30, 2015, there were 97,100 warrants outstanding. These warrants expire December 16, 2019 and are included in dilutive securities in the table above. The Company has issued a total of 157,000 restricted shares under the terms of its compensation plans and employment agreements. These shares cliff vest over a three-year period. The unrecognized compensation cost at September 30, 2015 for non-vested shares totaled $426 thousand.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities at September 30, 2015 and December 31, 2014 are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Government sponsored enterprises	$2,448	$60	$—	$2,508
Mortgage-backed securities	140,725	1,252	418	141,559
Small Business Administration pools	58,340	483	359	58,464
State and local government	49,979	1,445	71	51,353
Corporate and other securities	1,348	—	50	1,298
	$252,840	$3,240	$898	$255,182
December 31, 2014:
Government sponsored enterprises	$3,403	$45	$14	$3,434
Mortgage-backed securities	159,861	1,211	719	160,353
Small Business Administration pools	58,643	385	483	58,545
State and local government	45,102	1,523	109	46,516
Corporate and other securities	1,349	—	33	1,316
	$268,358	$3,164	$1,358	$270,164

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
State and local government	$16,600	$116	$107	$16,609
	$16,600	$116	$107	$16,609
December 31, 2014:
State and local government	$10,647	$6	$68	$10,585
	$10,647	$6	$68	$10,585

During the nine months ended September 30, 2015 and September 30, 2014, the Company received proceeds of $17.1 million and $43.6 million, respectively, from the sale of investment securities available-for-sale. For the nine months ended September 30, 2015, gross realized gains totaled $271 thousand and there were no gross realized losses. Gross realized gains amounted to $205 thousand and gross realized losses amounted to $103 thousand for the nine months ended September 30, 2014.   For the three months ended September 30, 2015, there were no sales of investment securities. For the three months ended September 30, 2014, gross realized gains from the sale of investment securities available-for-sale amounted to $57 thousand and gross realized losses amounted to $40 thousand. The Company did not sell any investment securities held-to-maturity for the three and nine month periods ended September 30, 2015 or September 30, 2014.

At September 30, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $821.4 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2014, corporate and other securities available-for-sale included the following at fair value: mutual funds at $839.2 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Note 3—Investment Securities – continued

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.9 million and $2.0 million at September 30, 2015 and December 31, 2014, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2015 and December 31, 2014.

	Less than 12 months		12 months or more		Total
September 30, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
Government Sponsored Enterprise mortgage-backed securities	20,407	130	19,034	284	39,441	414
Small Business Administration pools	14,510	106	21,283	253	35,793	359
Non-agency mortgage-backed securities	114	2	188	2	302	4
State and local government	3,798	16	2,329	55	6,127	71
Corporate bonds and other	—	—	822	50	822	50
Total	$38,829	$254	$43,656	$644	$82,485	$898

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$1,486	$14	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	38,341	283	26,232	429	64,573	712
Small Business Administration pools	12,313	89	20,896	394	33,209	483
Non-agency mortgage-backed securities	576	6	18	1	594	7
State and local government	—	—	5,270	109	5,270	109
Corporate bonds and other	—	—	889	33	889	33
Total	$51,230	$378	$54,791	$980	$106,021	$1,358

	Less than 12 months		12 months or more		Total
September 30, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$7,444	$107	$—	$—	$7,444	$107
Total	$7,444	$107	$—	$—	$7,444	$107

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$8,655	$68	$—	$—	$8,655	$68
Total	$8,655	$68	$—	$—	$8,655	$68

Note 3—Investment Securities – continued

Government Sponsored Enterprise, Mortgage-Backed Securities: At September 30, 2015, the Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), with an amortized cost of $140.7 million and approximate fair value of $141.6 million issued by government sponsored enterprises (“GSEs”). At December 31, 2014, the Company owned MBSs, including CMOs with an amortized cost of $159.1 million and approximate fair value of $159.7 million issued by GSEs. As of September 30, 2015 and December 31, 2014, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily (“OTTI”) impaired at September 30, 2015.

Non-agency Mortgage-Backed Securities: The Company also held private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2015 with an amortized cost of $583.1 thousand and approximate fair value of $581.5 thousand. The Company held PLMBSs, including CMOs, at December 31, 2014 with an amortized cost of $736.6 thousand and approximate fair value of $734.4 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments. There were no PLMBSs rated below investment grade as of September 30, 2015.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at September 30, 2015.

The following sets forth the amortized cost and fair value of investment securities at September 30, 2015 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,897	$6,926	$—	$—
Due after one year through five years	141,611	142,838	3,888	3,917
Due after five years through ten years	92,918	94,097	12,132	12,123
Due after ten years	11,414	11,321	580	569
	$252,840	$255,182	$16,600	$16,609

Note 4—Loans

Loans summarized by category as of September 30, 2015, December 31, 2014 and September 30, 2014 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Commercial, financial and agricultural	$38,020	$33,403	$33,147
Real estate:
Construction	33,127	27,545	22,738
Mortgage-residential	49,135	48,510	47,369
Mortgage-commercial	323,513	293,186	305,013
Consumer:
Home equity	31,154	33,000	32,435
Other	8,982	8,200	7,854
Total	$483,931	$443,844	$448,556

Note 4—Loans – continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2015 and September 30, 2014 and for the year ended December 31, 2014 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
September 30, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(56)	—	(39)	(625)	—	(44)	—	(764)
Recoveries	5	—	6	16	3	80	—	110
Provisions	154	130	53	861	(17)	(25)	(166)	990
Ending balance September 30, 2015	$170	$175	$199	$1,824	$120	$55	$1,925	$4,468

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$1	$—	$—	$—	$4

Collectively evaluated for impairment	170	175	196	1,823	120	55	1,925	4,464

Loans receivable:
Ending balance-total	$38,020	$33,127	$49,135	$323,513	$31,154	$8,982	$—	$483,931

Ending balances:
Individually evaluated for impairment	11	—	923	5,786	—	—	—	6,720

Collectively evaluated for impairment	$38,009	$33,127	$48,212	$317,727	$31,154	$8,982	$—	$477,211

Note 4—Loans – continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
September 30, 2014
Allowance for loan losses:
Beginning balance December 31, 2013	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	(2)	—	(39)	(689)	—	(95)	—	(825)
Recoveries	32	—	15	—	—	13	—	60
Provisions	(116)	12	(101)	1,171	—	65	(329)	702
Ending balance September 30, 2014	$147	$38	$166	$1,599	$112	$63	$2,031	$4,156

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	147	38	162	1,599	112	63	2,031	4,152

Loans receivable:
Ending balance-total	$33,147	$22,738	$47,369	$305,013	$32,435	$7,854	$—	$448,556

Ending balances:
Individually evaluated for impairment	58	—	1,038	6,152	93	5	—	7,346

Collectively evaluated for impairment	$33,089	$22,738	$46,331	$298,861	$32,342	$7,849	$—	$441,210

Note 4—Loans – continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	(54)	—	(52)	(879)	(17)	(109)	—	(1,111)
Recoveries	110	—	10	—	6	17	—	143
Provisions	(222)	19	(70)	1,334	33	56	(269)	881
Ending balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$57	$—	$—	$—	$61

Collectively evaluated for impairment	67	45	175	1,515	134	44	2,091	4,071

Loans receivable:
Ending balance-total	$33,403	$27,545	$48,510	$293,186	$33,000	$8,200	$—	$443,844

Ending balances:
Individually evaluated for impairment	55	—	1,078	7,334	92	—	—	8,559

Collectively evaluated for impairment	$33,348	$27,545	$47,432	$285,852	$32,908	$8,200	$—	$435,285

Loans outstanding to bank directors, executive officers and their related business interests amounted to $6.9 million and $10.6 million at September 30, 2015 and September 30, 2014, respectively. Repayments on these loans during the nine months ended September 30, 2015 were $1.3 million and there were no new loans made. Repayments on these loans during the nine months ended September 30, 2014 were $1.1 million and loans made totaled $1.4 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans – continued

The detailed activity in the allowance for loan losses as of and for the three months ended September 30, 2015 and the three months ended September 30, 2014 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance June 30, 2015	$221	$124	$179	$1,774	$119	$60	$1,804	$4,281
Charge-offs	—	—	(13)	—	—	(17)	—	(30)
Recoveries	2	—	4	11	1	6	—	24
Provisions	(53)	51	29	39	—	6	121	193
Ending balance September 30, 2015	$170	$175	$199	$1,824	$120	$55	$1,925	$4,468

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance June 30, 2014	$180	$109	$206	$1,317	$118	$52	$2,084	$4,066
Charge-offs	(2)	—	(4)	—	—	(75)	—	(81)
Recoveries	8	—	6	—	—	5	—	19
Provisions	(39)	(71)	(42)	282	(6)	81	(53)	152
Ending balance September 30, 2014	$147	$38	$166	$1,599	$112	$63	$2,031	$4,156

The following table presents at September 30, 2015 and December 31, 2014 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	September 30,	December 31,
	2015	2014
Total loans considered impaired	$6,720	$8,559
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	83	1,959
Related allowance	4	61
Loans considered impaired and previously written down to fair value	6,637	6,600
Average impaired loans	9,627	10,900

Note 4—Loans – continued

The following tables are by loan category and present at September 30, 2015, December 31, 2014 and September 30, 2014 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2015	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$11	$11	$—	$14	$—	$13	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	873	952	—	1,140	71	1,133	1
Mortgage-commercial	5,753	8,149	—	8,388	—	8,293	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	50	50	3	51	2	50	—
Mortgage-commercial	33	33	1	34	2	34	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$11	$11	$—	$14	$—	$13	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	923	1,002	3	1,191	73	1,183	1
Mortgage-commercial	5,786	8,182	1	8,422	2	8,327	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$6,720	$9,195	$4	$9,627	$75	$9,523	$1

Note 4—Loans – continued

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2014	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$58	$115	$—	$133	$—	$131	$0
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	985	1,344	—	1,227	5	1,221	—
Mortgage-commercial	6,152	7,381	—	7,326	39	7,236	9
Consumer:
Home Equity	93	97	—	79	—	86	—
Other	5	5	—	8	—	6

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	53	53	4	54	2	54	1
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$58	$115	$—	$133	$—	$131	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	1,038	1,397	4	1,281	7	1,275	1
Mortgage-commercial	6,152	7,381	—	7,326	39	7,236	9
Consumer:
Home Equity	93	97	—	79	—	86	—
Other	5	5	—	8	—	6
	$7,346	$8,995	$4	$8,827	$46	$8,734	$10

Note 4—Loans – continued

(Dollars in thousands)
December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,025	1,167	—	1,071	8
Mortgage-commercial	5,428	6,469	—	7,634	64
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	53	53	4	54	3
Mortgage-commercial	1,906	2,134	57	1,926	85
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,078	1,220	4	1,125	11
Mortgage-commercial	7,334	8,603	57	9,560	149
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—
	$8,559	$10,032	$61	$10,900	$163

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of September 30, 2015 and December 31, 2014, no loans were classified as doubtful.

Note 4—Loans – continued

(Dollars in thousands)
September 30, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$37,682	$312	$26	$—	$38,020
Real estate:
Construction	32,406	721	—	—	33,127
Mortgage – residential	46,572	1,456	1,107	—	49,135
Mortgage – commercial	305,582	9,009	8,922	—	323,513
Consumer:
Home Equity	30,833	189	132	—	31,154
Other	8,962	1	19	—	8,982
Total	$462,037	$11,688	$10,206	$—	$483,931

(Dollars in thousands)
December 31, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$32,579	$754	$70	$—	$33,403
Real estate:
Construction	26,824	721	—	—	27,545
Mortgage – residential	46,090	1,054	1,366	—	48,510
Mortgage – commercial	270,986	10,437	11,763	—	293,186
Consumer:
Home Equity	32,008	751	241	—	33,000
Other	8,041	100	59	—	8,200
Total	$416,528	$13,817	$13,499	$—	$443,844

At September 30, 2015 and December 31, 2014, non-accrual loans totaled $5.1 million and $6.6 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2015 and December 31, 2014 totaled $1.7 million and $2.2 million, respectively. TDRs in non-accrual status at September 30, 2015 and December 31, 2014 totaled $1.9 million and $2.6 million, respectively.

Loans greater than 90 days delinquent and still accruing interest totaled $2 thousand as of September 30, 2015. There were no loans greater than 90 days delinquent and still accruing interest as of December 31, 2014.

Note 4—Loans – continued

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

Note 4—Loans – continued

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2015 and September 30, 2014 follows (dollars in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Accretable yield, beginning of period	$135	$75
Accretion	(42)	(513)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	531
Accretable yield, end of period	$93	$93

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Accretable yield, beginning of period	$164	$272
Accretion	(49)	(132)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	(25)
Accretable yield, end of period	$115	$115

Note 4—Loans – continued

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2015 and December 31, 2014:

(Dollars in thousands) September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$34	$—	$11	$45	$37,975	$38,020
Real estate:
Construction	—	—	—	—	—	33,127	33,127
Mortgage-residential	93	134	—	873	1,100	48,035	49,135
Mortgage-commercial	847	650	—	4,183	5,680	317,833	323,513
Consumer:
Home equity	36	—	—	—	36	31,118	31,154
Other	3	9	2	—	14	8,968	8,982
Total	$979	$827	$2	$5,067	$6,875	$477,056	$483,931

(Dollars in thousands) December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$55	$147	$33,256	$33,403
Real estate:
Construction	—	2	—	—	2	27,543	27,545
Mortgage-residential	131	5	—	1,025	1,161	47,349	48,510
Mortgage-commercial	1,443	4	—	5,413	6,860	286,326	293,186
Consumer:
Home equity	19	—	—	92	111	32,899	33,000
Other	63	6	—	—	69	8,131	8,200
Total	$1,748	$17	$—	$6,585	$8,350	$435,494	$443,844

Note 4—Loans – continued

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

The following table, by loan category, presents loans determined to be TDRs during the nine-month period ended September 30, 2014. There were no loans determined to be TDRs during the three-month period ended September 30, 2014 or the three and nine month periods ended September 30, 2015.

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

During the three and nine month periods ended September 30, 2015 and September 30, 2014, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Any payment that is past due greater than 89 days is considered to be a payment default.

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

Note 5—Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended the Equity Method and Joint Ventures topic of the Accounting Standards Codification. The amendments provide criteria that must be met in order to apply a proportional amortization method to Low-Income Housing Tax Credit investments and provide guidance on the method used to amortize the investment, the impairment approach, and the eligibility criteria for entities that have other arrangements (e.g., loans) with the limited liability entity. The amendments were effective for the Company for new investments in qualified affordable housing projects for interim and annual periods beginning after December 15, 2014. The Company intends to continue using the effective yield method for existing investments in qualified affordable housing projects. These amendments did not have a material effect on its financial statements.

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 5—Recently Issued Accounting Pronouncements – continued

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

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In September 2015, the FASB amended the Business Combinations topic of the Accounting Standards Codification to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. All entities are required to apply the amendments prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6—Fair Value of Financial Instruments – continued

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

Note 6—Fair Value of Financial Instruments – continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$33,011	$33,011	$33,011	$—	$—
Held-to-maturity securities	16,600	16,609	—	16,609	—
Available-for-sale securities	255,182	255,182	821	253,944	417
Other investments, at cost	1,900	1,900	—	—	1,900
Loans held for sale	3,568	3,568	—	3,568	—
Net loans receivable	479,463	480,083	—	473,367	6,716
Accrued interest	2,614	2,614	2,614	—	—
Financial liabilities:
Non-interest bearing demand	$157,650	$157,650	$—	$157,650	$—
NOW and money market accounts	304,153	304,153	—	304,153	—
Savings	59,908	59,908	—	59,908	—
Time deposits	182,659	183,082	—	183,082	—
Total deposits	704,370	704,793	—	704,793	—
Federal Home Loan Bank Advances	27,543	29,129	—	29,129	—
Short term borrowings	19,908	19,908	—	19,908	—
Junior subordinated debentures	15,464	15,482	—	15,482	—
Accrued interest payable	699	699	699	—	—

	December 31, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,532	$22,532	$22,532	$—	$—
Held-to-maturity securities	10,647	10,585	—	10,585	—
Available-for-sale securities	270,164	270,164	839	268,908	417
Other investments, at cost	2,003	2,003	—	—	2,003
Loans held for sale	4,124	4,124	—	4,124	—
Net loans receivable	439,712	441,944	—	433,446	8,498
Accrued interest	2,712	2,712	2,712	—	—
Financial liabilities:
Non-interest bearing demand	$133,004	$133,004	$—	$133,004	$—
NOW and money market accounts	287,982	287,982	—	287,982	—
Savings	53,583	53,583	—	53,583	—
Time deposits	195,014	195,721	—	195,721	—
Total deposits	669,583	670,290	—	670,290	—
Federal Home Loan Bank Advances	28,807	30,745	—	30,745	—
Short term borrowings	17,383	17,383	—	17,383	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	725	725	725	—	—

Note 6—Fair Value of Financial Instruments – continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2015 and December 31, 2014 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2015 or December 31, 2014 that are measured on a recurring basis.

(Dollars in thousands)

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Government sponsored enterprises	$2,508	$—	$2,508	$—
Mortgage-backed securities	141,559	—	141,559	—
Small Business Administration securities	58,464	—	58,464	—
State and local government	51,353	—	51,353	—
Corporate and other securities	1,298	821	60	417
Total	$255,182	$821	$253,944	$417

(Dollars in thousands)

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Government sponsored enterprises	$3,434	$—	$3,434	$—
Mortgage-backed securities	160,353	—	160,353	—
Small Business Administration securities	58,545	—	58,545	—
State and local government	46,516	—	46,516	—
Corporate and other securities	1,316	839	60	417
Total	$270,164	$839	$268,908	$417

Note 6—Fair Value of Financial Instruments – continued

The following table reconciles the changes in Level 3 financial instruments for the nine months ended September 30, 2015 and September 30, 2014 that are measured on a recurring basis.

	September 30,
	2015	2014
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance	$417	$417

The following table reconciles the changes in Level 3 financial instruments for the three months ended September 30, 2015 and September 30, 2014 that are measured on a recurring basis.

	September 30,
	2015	2014
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance	$417	$417

Note 6—Fair Value of Financial Instruments – continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2015 and December 31, 2014 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$11	$—	$—	$11
Real estate:
Mortgage-residential	920	—	—	920
Mortgage-commercial	5,785	—	—	5,785
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	6,716	—	—	6,716
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	180	—	—	180
Mortgage-commercial	1,994	—	—	1,994
Total other real estate owned	2,450	—	—	2,450
Total	$9,166	$—	$—	$9,166

Note 6—Fair Value of Financial Instruments – continued

(Dollars in thousands)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$55	$—	$—	$55
Real estate:
Mortgage-residential	1,074	—	—	1,074
Mortgage-commercial	7,277	—	—	7,277
Consumer:
Home equity	92	—	—	92
Other	—	—	—	—
Total impaired	8,498	—	—	8,498
Other real estate owned:
Construction	424	—	—	424
Mortgage-residential	232	—	—	232
Mortgage-commercial	2,287	—	—	2,287
Total other real estate owned	2,943	—	—	2,943
Total	$11,441	$—	$—	$11,441

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $6.7 million and $8.5 million as of September 30, 2015 and December 31, 2014, respectively.

Note 6—Fair Value of Financial Instruments – continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$ 417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,450	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,716	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$ 417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,943	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$8,498	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Mergers and Acquisitions – Savannah River Financial Corporation

On February 1, 2014, the Company acquired all of the outstanding common stock of Savannah River Financial Corporation (“Savannah River”), of Augusta, Georgia, the bank holding company for Savannah River Banking Company, in a cash and stock transaction. The total purchase price was approximately $33.5 million, consisting of $19.8 million in cash and 1,274,200 shares of our common stock valued at $13.7 million based on a provision in the merger agreement that 60% of the outstanding shares of Savannah River common stock be exchanged for cash and 40% of the outstanding shares of Savannah River common stock be exchanged for shares of the Company’s common stock. The value of the Company’s common stock issued was determined based on the closing price of the Company’s common stock of $10.76 on January 31, 2014 as reported by NASDAQ. Savannah River common shareholders received 1.0618 shares of the Company’s common stock in exchange for each share of Savannah River common stock, or $11.00 per share, subject to the limitations discussed above. The Company issued 1,274,200 shares of its common stock in connection with the merger.

The Savannah River transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are subject to refinement for up to a year.

Note 7—Mergers and Acquisitions – Savannah River Financial Corporation – continued

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

Note 7—Mergers and Acquisitions – Savannah River Financial Corporation – continued

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

The results for the three months ended September 30, 2014 and three and nine month periods ended September 30, 2015 do not have any material merger related expenses and include the impact of the Savannah River acquisition for the entire period, and therefore, no pro-forma information is presented for such periods.

	Actual since
	Acquisition	Pro Forma
	(February 1, 2014 through	Nine Months Ended
(Dollars in thousands)	September 30, 2014)	September 30, 2014

Total revenues (net interest income plus noninterest income)	$21,377	$24,132
Net income	$3,553	$3,760

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

Note 8—Subsequent Events

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

In early October 2015, the State of South Carolina experienced a historic weather event. The Midlands area of the state was particularly hard hit by devastating flooding. We experienced damage in only one of our banking offices and our operations were not significantly impacted. We are currently in the process of evaluating the effect on our customers and the potential impact this could have on our loan portfolio, although our initial indications are that the effects of the flooding have not had a material adverse impact on our loan portfolio. We are committed to working with and assisting any of our customers that have been impacted by this historic weather event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	expected revenue synergies and cost savings from recent acquisitions may not be fully realized;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
41

•	changes in monetary and tax policies;
•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to comply with the terms of the consent order between our bank subsidiary, First Community Bank (the “Bank”), and the FDIC within the timeframes specified;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2015 as compared to the nine months and three month periods ended September 30, 2014 and also analyzes our financial condition as of September 30, 2015 as compared to December 31, 2014. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

As stated above, in early October 2015, the State of South Carolina experienced a historic weather event. The Midlands area of the state was particularly hard hit by devastating flooding. We experienced damage in only one of our banking offices and our operations were not significantly impacted. We are currently in the process of evaluating the effect on our customers and the potential impact this could have on our loan portfolio, although our initial indications are that the effects of the flooding have not had a material adverse impact on our loan portfolio. We are committed to working with and assisting any of our customers that have been impacted by this historic weather event.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2015 and our notes included in the consolidated financial statements in our 2014 Annual Report on Form 10-K as filed with the SEC.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At September 30, 2015 and December 31, 2014, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Net Income

Our net income for the nine months ended September 30, 2015 was $4.5 million or $0.68 diluted earnings per common share, as compared to $3.6 million or $0.55 diluted earnings per common share for the nine months ended September 30, 2014. Our acquisition of Savannah River was closed on February 1, 2014. Therefore, the results for the nine months ended September 30, 2014 include the impact of this acquisition from February 1, 2014 through September 30, 2014. The increase in net income between the two periods is primarily due to the increase in average earning assets resulting from the Savannah River acquisition reflected for the entire period in 2015, as well as organic growth between the two periods. In addition, during the nine months of 2014, we incurred merger related expenses of $474 thousand. There were no merger related expenses incurred in the nine months of 2015. Net interest income increased $1.4 million for the nine months ended September 30, 2015 as compared to the same period 2014. This increase is primarily the result of an increase in average earning assets of $57.6 million. Average earning assets were $759.2 million during the nine months ended September 30, 2015 as compared to $701.7 million during the nine months ended September 30, 2014. The net interest margin on a tax equivalent basis was 3.43% during the first nine months of 2015 as compared to 3.42% during the same period of 2014. The net interest margin was positively impacted in the nine months ended September 30, 2015 as a result of two purchased impaired loan payoffs that occurred in the first quarter of 2015. These loans were acquired in the Savannah River acquisition and, as a result, the credit mark established at the acquisition date was recovered. Non-interest income increased $801 thousand in the first nine months of 2015 as compared to the first nine months of 2014. This increase primarily results from increases in mortgage banking income and investment advisory fees and non-deposit commissions of $342 thousand and $271 thousand, respectively, in the nine months ended September 30, 2015 as compared to the same period in 2014. Non-interest expense in the nine months ended September 30, 2015 increased $685 thousand as compared to the same period in 2014. This fluctuation is primarily a result of the impact of the Savannah River acquisition as well as normal salary adjustments between the two periods.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2015 and 2014, along with average balances and the related interest income and interest expense amounts.

Net interest income was $18.9 million for the nine months ended September 30, 2015 as compared to $17.5 million for the nine months ended September 30, 2014. The increase in average earning assets of $57.6 million contributed to the overall $1.4 million increase in net interest income in the nine months ended September 30, 2015 as compared to the same period in 2014. Our net interest margin on a tax equivalent basis increased 1 basis point, from 3.42% at September 30, 2014 to 3.43% at September 30, 2015. As previously stated, the net interest margin was positively impacted during the first nine months of 2015 as a result of two pay-offs on purchased credit impaired loans during the first quarter. These two payoffs accounted for approximately 5 basis points in our taxable equivalent net-interest margin for the nine months ended September 30, 2015. The yield on earning assets decreased by 7 basis points in the first nine months of 2015 as compared to the same period in 2014. Average loans comprised 61.7% of average earning assets in the first nine months of 2015 as compared to 62.0% in the same period of 2014. The yield on our loan portfolio decreased 4 basis points in the nine-month period ended September 30, 2015 to 4.96% as compared to 5.00% during the same period in 2014. The yield on securities decreased 13 basis points in comparing the same two periods. The decrease in the yield on securities was partially a result of an increase in prepayment rates in the MBS portfolio. As a result, the related amortization of the premiums on these securities is accelerated. The cost of interest-bearing liabilities during the first nine months of 2015 was 0.56% as compared to 0.63% in the same period of 2014, reflecting a 7 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represented 58.0% of our average interest bearing liabilities during the first nine months of 2015 as compared to 56.5% in the same period of 2014.

Provision and Allowance for Loan Losses

At September 30, 2015 and December 31, 2014, the allowance for loan losses was $4.5 and $4.1 million, respectively. This represented 0.92% of total loans and 0.93% of loans at September 30, 2015 and December 31, 2014, respectively. No allowance for loan losses related to the Savannah River acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. There have been no material adjustments to our original assumptions since the acquisition date. At September 30, 2015 and December 31, 2014, the allowance for loan losses plus the fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.17% and 1.33%, respectively. Our provision for loan losses was $990 thousand for the nine months ended September 30, 2015 as compared to $702 thousand for the nine months ended September 30, 2014. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 6.49%, 4.08% and 0.11%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance.

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

Non-performing assets were $7.5 million (0.88% of total assets) at September 30, 2015 as compared $9.5 million (1.17% of total assets) at December 31, 2014. While we believe these non-performing ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 40 loans totaling $5.1 million that were included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2015. The largest non-performing loan is a $1.1 million first mortgage on developed lots to be sold for residential use. The average balance of the remaining 39 loans is approximately $103.0 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At September 30, 2015, we had one loan in the amount of $2.0 thousand that was delinquent more than 90 days and still accruing interest. At September 30, 2015, we had loans totaling $1.8 million that were delinquent 30 days to 89 days which represented 0.37% of total loans.

Our management continuously monitors non-performing, classified and past due loans, to identify deterioration regarding the condition of these loans. We have identified one loan relationship in the amount of $1.1 million that is current as to principal and interest and not included in non-performing assets but that could represent a potential problem loan. This balance is included as substandard loans in Note 4 of the financial statements.

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

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Nine months Ended September 30,
	2015	2014
Average loans outstanding (including loans held for sale)	$468,704	$435,076
Loans outstanding at period end	$483,931	$448,556
Non-performing assets:
Nonaccrual loans	$5,067	$6,795
Loans 90 days past due still accruing	2	95
Foreclosed real estate	2,450	3,014
Total non-performing assets	$7,519	$9,904

Beginning balance of allowance	$4,132	$4,219
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	39	39
Multi-family residential	—	—
Non-residential real estate	625	689
Home equity	—	—
Commercial	56	2
Installment & credit card	44	95
Total loans charged-off	764	825
Recoveries:
1-4 family residential mortgage	6	15
Non-residential real estate	16	—
Home equity	3	—
Commercial	5	32
Installment & credit card	80	13
Total recoveries	110	60
Net loan charge offs	654	765
Provision for loan losses	990	702
Balance at period end	$4,468	$4,156

Net charge -offs to average loans	0.14%	0.18%
Allowance as percent of total loans	0.92%	0.93%
Non-performing assets as % of total assets	0.88%	1.19%
Allowance as % of non-performing assets	59.42%	41.96%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2015		December 31, 2014
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$170	7.9%	$67	7.5%
Real Estate – Construction	175	6.8%	45	6.2%
Real Estate Mortgage:
Commercial	1,824	66.9%	1,572	66.1%
Residential	199	10.1%	179	10.9%
Consumer:
Home Equity	120	6.4%	134	7.4%
Other	55	1.9%	44	1.9%
Unallocated	1,925	N/A	2,091	N/A
Total	$4,468	100.0%	$4,132	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2015 was $6.9 million as compared to $6.1 million during the same period in 2014. Deposit service charges decreased by $62 thousand from $1.14 million in the first nine months of 2014 to $1.08 million in the same period of 2015. Over the last several years, we have continued to see a decline in deposit service charges as a result of lower levels of charges assessed for items presented against non-sufficient funds. Mortgage banking income increased $342 thousand during the first nine months of 2015 compared to the same period in 2014. We continue to focus on this source of revenue. In 2011, the Bank expanded its residential mortgage business unit with the acquisition of the assets of Palmetto South Mortgage Corporation (“Palmetto South”) and, in 2014, we consolidated the Palmetto South mortgage division into our legacy mortgage operation, First Community Mortgage, a division of the Bank. We hired several new mortgage originators and focused on increasing the level of purchase money activity. We believe these initiatives began to reflect the anticipated benefits in the second half of 2014 and continuing into 2015. Investment advisory fees and non-deposit commissions increased by $271 thousand in the first nine months of 2015 as compared to the same period in 2014. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. During the first nine months of 2015, we sold investment securities for a net gain of $271 thousand as compared to a gain on the sale of investment securities of $102 thousand in the same period of 2014. These gains were partially offset by prepayment penalties on the early payoff of certain FHLB advances in the amount of $103 thousand and $67 thousand for the nine months ended September 30, 2015 and 2014, respectively. In the first nine months of 2015 and 2014, we prepaid $2.7 million and $2.0 million in FHLB advances, respectively.

Total non-interest expense increased by $685 thousand, or 3.8%, during the first nine months of 2015 as compared to the same period in 2014. Salary and benefit expense increased $620 thousand from $10.2 million in the first nine months of 2014 to $10.8 million in the first half of 2015. Along with our normal salary adjustments, the increase is results from the addition of the Savannah River employees reflected for the entire nine months of 2015 compared to only eight months in the same period of 2014. Occupancy expense and equipment expense increased $131 thousand and $105 thousand, respectively, in the first nine months of 2015 as compared to the same period of 2014. Both increases are a result of the Savannah River merger reflected in the results for the entire first half of 2015, as well as the additions of the Lady Street branch in downtown Columbia in the third quarter of 2014 and the Blythewood branch in April 2015. Marketing and public relations expense was $591 thousand in the first nine months of 2014 as compared to $683 thousand in the same period of 2015. The timing of a media campaign earlier in 2015 as compared to 2014 resulted in the increased marketing cost. Amortization of intangibles increased from $169 thousand in the first nine months of 2014 to $299 thousand in the same period of 2015. The increase results from the core deposit and other intangible amortization recorded in connection with the deposit assumption and loan acquisition from First South Bank that closed in September 2014. During the period ended September 30, 2014, we incurred merger and acquisition related expenses of $474 thousand. Of this amount $420 thousand was related to the Savannah River acquisition and $54 thousand was related to the previously mentioned First South Bank transaction. There were no merger expenses for the first nine months of 2015. Non- interest expense “Other” increased $11 thousand in the first nine months of 2015 as compared to the same period of 2014. Included in other non-interest expense for the nine months ended September 30, 2015 is a $120 thousand write down of excess property contiguous to our Augusta branch. This property was acquired by Savannah River at the time Savannah River initially purchased the lot that its main office was constructed on, as the seller did not want to subdivide the properties. The lot is currently listed for sale. A recent contract to sell this property, which was expected to close in the fourth quarter of 2015, was cancelled.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Nine months ended
	September 30,
	2015	2014
Data processing	$445	$422
Supplies	108	118
Telephone	271	281
Correspondent services	157	142
Subscriptions and publications	93	117
Loss on limited partnership interest	136	140
Insurance	204	211
Postage	140	141
Legal and Professional fees	437	566
Director fees	283	272
Shareholder expenses	94	132
Other Miscellaneous	834	649
	$3,202	$3,191

Income Tax Expense

Our effective tax rate was 27.4% and 28.3% in the first nine months of 2015 and 2014, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 27.0% to 30.0% throughout the remainder of 2015.

Comparison of Results of Operations for Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014:

Net Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2015 and 2014, along with average balances and the related interest income and interest expense amounts.

Our net income for the third quarter of 2015 was $1.7 million, or $0.25 diluted earnings per common share, as compared to $1.5 million, or $0.23 diluted earnings per common share, for the same period of 2014. Net interest income increased by $157 thousand for the three months ended September 30, 2015 to $6.2 million as compared to $6.1 million in the same period in 2014. Our taxable equivalent net interest margin in the third quarter of 2015 was 3.32% compared to 3.48% in the same period of 2014. The yield on average earning assets decreased to 3.67% in the third quarter of 2015 from 3.88% in the third quarter of 2014. The cost of interest bearing liabilities also decreased to 0.57% in the third quarter of 2015 as compared to 0.61% in the third quarter of 2014. The extended period of historically low interest rates continues to put pressure on the net interest margin. The decrease in our net interest margin has been offset by growth in the level of earning assets. Average earning assets were $769.5 million during the third quarter of 2015 as compared to $713.9 million during the third quarter of 2014. We continue to focus on growth in the loan portfolio as well as shifting our deposit funding mix to demand deposits, interest bearing transaction accounts and money market accounts. Average loans were $482.2 million in the third quarter of 2015, an increase of $37.1 million over the same period in 2014. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 58.6% of our average interest bearing liabilities during the third quarter of 2015 as compared to 58.5% in the same period of 2014.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2015 was $193 thousand as compared to $152 thousand for the three months ended September 30, 2014. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

For the three months ended September 30, 2015 and 2014, we had non-interest income of $2.3 million. Mortgage banking income decreased slightly by $52 thousand during the third quarter of 2015 as compared to the same period in 2014. Investment advisory fees and non-deposit commissions increased slightly by $23 thousand in the third quarter of 2015 as compared to the same period in 2014. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management.

Total non-interest expense was $6.1 million for the third quarter of 2015 and 2014. All categories of non-interest expense with the exception of marketing and public relations expense had only minor variances between the two periods. Marketing and public relations expense decreased $89 thousand in the third quarter of 2015 as compared to the same period in 2014. The timing of our media marketing campaign was designed to be concentrated more in the first half of the year for 2015 whereas in 2014 the marketing expense was distributed evenly throughout the year. The increase in amortization expense of $34 thousand in the third quarter of 2015 as compared to the same period in 2014 is a result of intangibles acquired in the deposit assumption from First South that closed in late September 2014.

Financial Position

Assets totaled $852.3 million at September 30, 2015 as compared to $812.4 million at December 31, 2014, an increase of $39.9 million. Loans (excluding loans held-for-sale) increased by approximately $40.1 million during the nine months ended June 30, 2015. Loans at June 30, 2015 were $483.9 million as compared to $443.8 million at December 31, 2014. Total loan production was $87.4 million during the first nine months of 2015. At September 30, 2015 and December 31, 2014, loans (excluding loans held for sale) accounted for 62.1% and 59.9% of earning assets, respectively. The loan-to-deposit ratio at September 30, 2015 was 69.2% as compared to 66.9% at December 31, 2014. Investment securities decreased to $273.7 million at September 30, 2015 from $282.8 million at December 31, 2014. Deposits increased $34.8 million to $704.4 million at September 30, 2015 as compared to $669.6 million at December 31, 2014. Pure deposits (deposits less time deposits) represented 74.1% of total deposits as of September 30, 2015 as compared to 70.9% at December 31, 2014. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic cycle as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at September 30, 2015 and December 31, 2014:

(In thousands)	September 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$38,020	7.9%	$33,403	7.5%
Real estate:				6.2%
Construction	33,127	6.8%	27,545
Mortgage – residential	49,135	10.1%	48,510	66.1%
Mortgage – commercial	323,513	66.9%	293,186	10.9%
Consumer:
Home Equity	31,154	6.4%	33,000	7.4%
Other	8,982	1.9%	8,200	1.9%
Total gross loans	483,931	100.0%	443,844	100.0%
Allowance for loan losses	(4,468)		(4,132)
Total net loans	$479,463		$439,712

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2015 and December 31, 2014 over twelve months.

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
+200bp	+3.93	+2.76%	+4.92%	+3.53%
+100bp	+2.01	+1.22%	+2.32%	+1.88%
Flat	—	—	—	—
-100bp	-5.23	-4.58%	-5.14%	-5.04%
-200bp	-9.81	-11.43%	-9.83%	-11.81%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2015, June 30, 2015, March 31, 2015 and December 31 2014, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 1.90%, -0.16% ,+3.28% and +0.69%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 32.7% of total assets at September 30, 2015. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At September 30, 2015, the amount of certificates of deposits of $100 thousand or more represented 11.5% of total deposits and the amount of certificates of deposits of $250 thousand or more represented 3.0% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2015, we had issued commitments to extend credit of $71.4 million, including $29.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.2% of total assets at September 30, 2015 and December 31, 2014. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first nine months of 2015. In addition, the Bank has a repo line in the amount of $10.0 million with another financial institution. Specific investment securities would be pledged if and when we were to utilize this line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

At September 30, 2015, the Company and the Bank met or exceeded all of the required ratios on a fully phased in basis. These guidelines require an institution to maintain a certain level of Common Equity Tier 1 (CET1), Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, grandfathered trust preferred securities and excludes the unrealized gain or loss on securities available for sale, minus certain intangible assets. CET1 capital excludes the trust preferred securities. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor generally of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 14.9%, and 15.7%, respectively, at September 30, 2015 as compared to 9.6%, 15.4%, and 16.2%, respectively, at December 31, 2014. The Bank’s CET1 ratio at September 30, 2015 was 14.9%. Prior to March 31, 2015, the Bank was not required to maintain a CET1 ratio. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.3%, 15.7%, and 16.5%, respectively at September 30, 2015 as compared to 10.0%, 16.1% and 16.9%, respectively at December 31, 2014. The Company’s CET1 ratio at September 30, 2015 was 13.0%. Prior to March 31, 2015, the Company was not required to maintain a CET1 ratio. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$468,704	$17,373	4.96%	$435,076	$16,277	5.00%
Securities:	274,306	3,987	1.94%	249,573	3,869	2.07%
Federal funds sold and securities purchased under agreements to resell	16,242	86	0.71%	17,010	74	0.58%
Total earning assets	759,252	21,446	3.78%	701,659	20,220	3.85%
Cash and due from banks	10,802			10,279
Premises and equipment	29,569			27,586
Other assets	32,611			31,887
Allowance for loan losses	(4,314)			(4,118)
Total assets	$827,920			$767,293
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$135,877	118	0.12%	$131,185	127	0.13%
Money market accounts	157,180	315	0.27%	136,854	239	0.23%
Savings deposits	57,115	50	0.12%	51,053	44	0.12%
Time deposits	188,438	821	0.58%	173,317	862	0.66%
Other borrowings	63,881	1,237	2.59%	71,953	1,409	2.62%
Total interest-bearing liabilities	602,491	2,541	0.56%	564,362	2,681	0.63%
Demand deposits	143,220			128,951
Other liabilities	5,490			5,632
Shareholders’ equity	76,719			68,348
Total liabilities and shareholders’ equity	$827,920			$767,293

Cost of funds, including demand deposits			0.46%			0.52%
Net interest spread			3.22%			3.22%
Net interest income/margin		$18,905	3.33%		$17,539	3.34%
Net interest income/margin FTE basis	$560	$19,465	3.43%	$403	$17,942	3.42%

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$482,198	$5,795	4.77%	$445,060	$5,615	5.02%
Securities:	269,931	1,290	1.90%	251,893	1,326	2.09%
Federal funds sold and securities purchased	17,415	29	0.66%	16,937	27	0.63%
Total earning assets	769,544	7,114	3.67%	713,890	6,968	3.87%
Cash and due from banks	9,895			10,398
Premises and equipment	29,879			29,046
Other assets	32,604			32,316
Allowance for loan losses	(4,360)			(4,099)
Total assets	$837,562			$781,551

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$137,055	$40	0.12%	$133,554	$43	0.13%
Money market accounts	157,726	112	0.28%	147,916	88	0.24%
Savings deposits	59,355	18	0.12%	52,346	15	0.11%
Time deposits	183,943	273	0.59%	170,889	269	0.63%
Other borrowings	65,830	418	2.52%	65,782	457	2.76%
Total interest-bearing liabilities	603,909	861	0.57%	570,487	872	0.61%
Demand deposits	150,412			133,891
Other liabilities	5,857			5,449
Shareholders’ equity	77,384			71,724
Total liabilities and shareholders’ equity	$837,562			$781,551

Cost of funds, including demand deposits			0.45%			0.49%
Net interest spread			3.10%			3.26%
Net interest income/margin		$6,253	3.22%		$6,096	3.40%
Net interest income/margin FTE basis	$195	$6,448	3.32%	$147	$6,243	3.48%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2015 from that presented in our 2014 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 12, 2015	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.