Form 10-K
period 2015-12-31
FIRST COMMUNITY CORP /SC/
filed 2016-03-16
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,783,747 based on the average of the bid and ask price of $11.98 on June 30, 2015, as reported on The NASDAQ Capital Market. 6,693,042 shares of the issuer’s common stock were issued and outstanding as of March 16, 2016.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

●	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;

●	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	restrictions or conditions imposed by our regulators on our operations;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

●	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

●	increases in competitive pressure in the banking and financial services industries;

●	changes in the interest rate environment which could reduce anticipated or actual margins;

●	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

●	general economic conditions resulting in, among other things, a deterioration in credit quality;

●	changes occurring in business conditions and inflation;

●	changes in access to funding or increased regulatory requirements with regard to funding;

●	increased cybersecurity risk, including potential business disruptions or financial losses;

●	changes in deposit flows;

●	changes in technology;

●	our current and future products, services, applications and functionality and plans to promote them;

●	changes in monetary and tax policies;

●	changes in accounting policies and practices;

●	the rate of delinquencies and amounts of loans charged-off;

●	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;

●	our ability to attract and retain key personnel;

●	our ability to retain our existing clients, including our deposit relationships;

●	adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	loss of consumer confidence and economic disruptions resulting from terrorist activities or natural disasters such as flooding or other severe weather; and

●	other risks and uncertainties described under “Risk Factors” below.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 15 full-service offices located in the Midlands of South Carolina to include: Lexington County (6), Richland County (4), Newberry County (2) and Kershaw County (1) and the Central Savannah River area to include: Aiken County (1) and Augusta (1) which is located in Richmond County, Georgia. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers.

We have grown organically and through acquisitions. On September 26, 2014, the Bank completed its acquisition of approximately $40 million in deposits and $8.7 million in loans from First South Bank (“First South”). This represented all of the deposits and a portion of the loans at First South’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand for the deposits and loans acquired. The deposits and loans from First South were consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The premium paid of $714 thousand plus fair value adjustments recorded on loans and deposits acquired resulted in a core deposit intangible of $365.9 thousand and other identifiable intangible assets in the amount of $538.6 thousand.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. These counties, which we refer to as the “Midlands” region of South Carolina, had an estimated aggregate population of 780,3981 and total deposits of approximately $17.6 billion as of June 30, 20152. Lexington County, which is home to six of our Bank’s branch offices, had a population of 277,888 and total deposits of $3.5 billion as of June 30, 2015. As of June 30, 2015, approximately $288 million, or 41.9%, of our total deposits were located in Lexington County. Richland County, in which we have four branches, is the second largest county in South Carolina with a population of 401,566 and total deposits of $13.0 billion as of June 30, 2015. Columbia, which is located within Richland County, is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston. Intersected by three major interstate highways (I-20, I-77 and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). The three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia), which we refer to as the Central Savannah River Area market (CSRA), had an aggregate estimated population of 505,376. Aiken County, which has one Bank branch office, had a population of 164,753 and total deposits of $1.9 billion as of June 30, 2015. The Augusta Branch is located in Richmond County which has a population of 201,366 and total deposits of $3.4 billion.

We believe that we serve attractive banking markets with long-term growth potential and a well educated employment base that helps to support our diverse and relatively stable local economy. According to 2010 U.S. Census Data, Aiken, Richmond, Lexington, Richland, Kershaw and Newberry counties had median household incomes of $44,509, $37,749, $54,069, $48,359, $43,765 and $41,718, respectively, compared to $44,779 for South Carolina and $49,179 for Georgia as a whole. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, are Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical Center. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, are Fort Gordon Army Base, Georgia Regents University, Georgia Regents Health System, University Hospital and Savannah River Nuclear Solutions. The Company believes that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

[1]	All population data is derived from July 2014 estimates based on survey changes to 2010 U.S. Census data.
[2]	All deposit data as of June 30, 2015 is derived from the most recent data published by the FDIC.

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2015, the maximum amount we could lend to one borrower is $13.1 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2015, there were 25 financial institutions operating approximately 193 offices in Lexington, Richland, Kershaw and Newberry Counties. With the acquisition of Savannah River Financial Corporation we added a branch in Aiken, South Carolina and one in Augusta, Georgia. These two counties, along with Columbia County which is contiguous to Richmond County, make up the area we refer to as CSRA market. There are 17 financial institutions in the CSRA market operating 108 branches. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Market Share

As of June 30, 2015, the most recent date for which market data is available, total deposits in the Bank’s primary market area, Lexington, Richland, Kershaw and Newberry Counties, were over $17.6 billion. At June 30, 2015, our deposits represented 3.30% of the market. As of June 30, 2015, the CSRA market had total deposits of $7.2 billion and our branch deposits represented 1.48% of the market.

Employees

As of December 31, 2015, we had 186 full-time employees. We believe that we have good relations with our employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways, including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
●	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,
●	Granting new authority to the FDIC as liquidator and receiver,
●	Changing the manner in which deposit insurance assessments are made,
●	Requiring regulators to modify capital standards,
●	Establishing the Bureau of Consumer Financial Protection (the “CFPB”),
●	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
●	Imposing more stringent requirements on mortgage lenders, and
●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations, which are organizations with $250 billion or more in total consolidated assets, with $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The new regulatory capital rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019.

The rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rules permit bank holding companies with less than $15.0 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt-out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2015, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

●	banking or managing or controlling banks;

●	furnishing services to or performing services for our subsidiaries; and

●	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;

●	making, acquiring, brokering or servicing loans and usual related activities;

●	leasing personal or real property;

●	operating a non-bank depository institution, such as a savings association;

●	trust company functions;

●	financial and investment advisory activities;

●	conducting discount securities brokerage activities;

●	underwriting and dealing in government obligations and money market instruments;

●	providing specified management consulting and counseling activities;

●	performing selected data processing services and support services;

●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	performing selected insurance underwriting activities.

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

Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that an investor generally will not be viewed as having a controlling influence over a bank holding company when the investor holds, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such investor’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is generally required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

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

The S.C. Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

●	security devices and procedures;
●	adequacy of capitalization and loss reserves;
●	loans;
●	investments;
●	borrowings;
●	deposits;
●	mergers;
●	issuances of securities;
●	payment of dividends;
●	interest rates payable on deposits;
●	interest rates or fees chargeable on loans;
●	establishment of branches;
●	corporate reorganizations;
●	maintenance of books and records; and
●	adequacy of staff training to carry on safe lending and deposit gathering practices.

These agencies, and the federal and state laws applicable to the Bank’s operations, extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC and the other federal banking regulatory agencies also have issued standards for all insured depository institutions relating, among other things, to the following:

●	internal controls;
●	information systems and audit systems;
●	loan documentation;
●	credit underwriting;
●	interest rate risk exposure; and
●	asset quality.

Prompt Corrective Action. The FDICIA established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The FDIC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC’s regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2015, the Bank was deemed to be “well capitalized.”

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

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

●	internal controls;
●	information systems and audit systems;
●	loan documentation;
●	credit underwriting;
●	interest rate risk exposure; and
●	asset quality.

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Branching. Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law in July 2010 and is discussed more fully below (the “Dodd-Frank Act”), removed previous state law restrictions on de novo interstate branching in states such as South Carolina and Georgia. This change effectively permits out of state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that sate to open a de novo branch.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the FDIA, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “USA PATRIOT Act”), enacted in 2001 and renewed through 2019. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions found to be violating these obligations.

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

On February 18, 2015, the Bank entered into a Stipulation and / to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the “Consent Order”). The Consent Order required the Bank to take certain actions with respect to the Bank Secrecy Act and anti-money laundering laws and regulations (collectively referred to as the “BSA”), including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. The Bank took immediate actions to correct and resolve all of the BSA issues included in the Consent Order and, on January 28, 2016, the FDIC advised the Bank that the Consent Order had been terminated.

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

Privacy, Data Security and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

●	allowing check truncation without making it mandatory;
●	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
●	legalizing substitutions for and replacements of paper checks without agreement from consumers;
●	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
●	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
●	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On December 16, 2015, the Federal Open Market Committee raised the federal funds target rate by 25 basis points, which was the first increase in several years. Further increases may occur in 2016, but, if so, there is no announced timetable.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule as of December 31, 2015.

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

Negative developments that began in the latter half of 2007 have shown signs of improvement in recent years both nationally and in our local markets in South Carolina and Georgia. The competition for deposits and quality loans has increased significantly given the limited number of qualified borrowers. As a result, we may face the following risks:

●	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolio to deteriorate;

●	market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

●	the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

●	the value of our securities portfolio may decline; and

●	we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

●	the duration of the credit;
●	credit risks of a particular customer;
●	changes in economic and industry conditions; and
●	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

●	an ongoing review of the quality, mix, and size of our overall loan portfolio;
●	our historical loan loss experience;
●	evaluation of economic conditions;
●	regular reviews of loan delinquencies and loan portfolio quality; and
●	the amount and quality of collateral, including guarantees, securing the loans.

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2015, approximately 81.2% of our loan portfolio (excluding loans held for sale) is composed of construction (7.3%) commercial mortgage (66.9%) and commercial loans (7.7%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2015, approximately 90.5% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are related to the economic downturn that began in the latter half of 2007. This downturn resulted in increased inventories of unsold real estate, higher vacancy rates, lower lease rates and higher foreclosure rates, which in turn caused property values for real estate collateral to decline. While economic conditions and real estate in our local markets in South Carolina and Georgia have shown signs of improvement in recent years, there can be no assurance that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Natural disasters, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change, may cause uninsured damage and other loss of value to real estate that secures these loans and may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2015, we had approximately $359.3 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 73.4% of our total loans outstanding as of that date. Approximately 36.7%, or $131.7 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 11.5%, or $33.8 million, since December 31, 2014. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2015, commercial business loans comprised 7.7% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $275.5 million in 2015, as compared to $256.4 million in 2014. This represents 35.9% of the average earning assets for the years ended December 31, 2015 and 2014. At December 31, 2015, the portfolio was 36.0% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2015 and 2014, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Economic challenges, especially those affecting the local markets in which we operate, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise. Adverse changes in, and further deterioration of, the economic conditions of the Southeast United States in general or in our primary markets in South Carolina and Georgia could negatively affect our financial condition, results of operations and profitability. While economic conditions in the states of South Carolina and Georgia, along with the U.S. and worldwide, have shown signs of improvement in recent years, there can be no assurance that these markets will not experience another economic decline. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

●	loan delinquencies may increase

●	problem assets and foreclosures may increase;

●	demand for our products and services may decline; and

●	collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

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

From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

●	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

●	Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations;

●	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

●	the risk of loss of key employees and customers.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

●	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
●	the ability to expand our market position;
●	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
●	the rate at which we introduce new products and services relative to our competitors;
●	customer satisfaction with our level of service; and
●	industry and general economic trends.

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

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2015, approximately $2.7 million of our loans, or 3.07% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which four loans totaling approximately $0.3 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital. At December 31, 2015, $0.7 million of our commercial loans, or 0.83% of our Bank’s regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

In July 2013, the federal bank regulatory agencies issued a final rule that revised their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd Frank Act. This rule substantially amended the regulatory risk based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

Changes in accounting standards could materially affect our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (the “FASB”), the SEC and our bank regulators change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. For example, in 2012, the FASB issued a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has indicated a tentative effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, which under some circumstances could potentially result in a need to revise or restate prior period financial statements.

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

A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. If U.S. debt ceiling, budget deficit or debt concerns, domestic or international economic or political concerns, or other factors were to result in further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, it could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. government’s credit rating or any failure by the U.S. government to satisfy its debt obligations could create financial turmoil and uncertainty, which could weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The principal place of business of both the Company and our Bank is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 15 full-service offices located in the South Carolina counties of Lexington County (6), Richland County (4), Newberry County (2), Kershaw County (1), and Aiken County (1), and Richmond County, Georgia (1), as well as a mortgage loan production office located in Richland County, South Carolina. All of these properties are owned by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of March 16, 2016, there were approximately 1,499 shareholders of record of our common stock. On January 15, 2003, our stock began trading on The NASDAQ Capital Market under the trading symbol of “FCCO.” The following table sets forth the high and low sales price information as reported by NASDAQ in 2015 and 2014, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2015
Quarter ended March 31, 2015	$11.91	$10.78	$0.07
Quarter ended June 30, 2015	$12.88	$11.45	$0.07
Quarter ended September 30, 2015	$12.74	$11.58	$0.07
Quarter ended December 31, 2015	$14.92	$12.07	$0.07
2014
Quarter ended March 31, 2014	$11.37	$10.21	$0.06
Quarter ended June 30, 2014	$11.29	$10.46	$0.06
Quarter ended September 30, 2014	$10.95	$10.24	$0.06
Quarter ended December 31, 2014	$11.75	$10.51	$0.06

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

Pursuant to the Company’s 2006 Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited to the director’s account at the time such compensation would otherwise have been payable absent the election to defer equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of the Company’s common stock on the last trading day preceding the credit date. In general, a director’s vested account balance will be distributed in a lump sum of the Company’s common stock on the 30th day following termination of service on the board and on the board of directors of all of the Company’s subsidiaries, including termination of service as a result of death or disability. During the year ended December 31, 2015, the Company credited an aggregate of 11,131 deferred stock units to accounts for directors who elected to defer annual retainer fees for 2015. The deferred stock units were issued by the Company pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$862,734	$812,363	$633,309	$602,925	$593,887
Loans held for sale	2,962	4,124	3,790	9,658	3,725
Loans	489,191	443,844	347,597	332,111	324,311
Deposits	716,151	669,583	497,071	474,977	464,585
Total common shareholders’ equity	79,038	74,528	52,671	54,183	36,759
Total shareholders’ equity	79,038	74,528	52,671	54,183	47,896
Average shares outstanding, basic	6,558	6,538	5,285	4,144	3,287
Average shares outstanding, diluted	6,719	6,607	5,334	4,172	3,287
Results of Operations:
Interest income	$28,649	$27,298	$21,783	$23,002	$25,526
Interest expense	3,396	3,567	3,734	5,428	7,209
Net interest income	25,253	23,731	18,049	17,574	18,317
Provision for loan losses	1,138	881	528	496	1,420
Net interest income after provision for loan losses	24,115	22,850	17,521	17,078	16,897
Non-interest income(1)	8,611	8,031	8,118	7,929	5,710
Securities gains(1)	355	182	73	26	575
Non-interest expenses	24,678	23,960	20,422	19,445	18,401
Income before taxes	8,403	7,103	5,290	5,588	4,781
Income tax expense	2,276	1,982	1,153	1,620	1,457
Net income	6,127	5,121	4,137	3,968	3,324
Amortization of warrants	—	—	—	72	102
Preferred stock dividends, including discount accretion and redemption costs	—	—	—	604	568
Net income available to common shareholders	6,127	5,121	4,137	3,292	2,654
Per Share Data:
Basic earnings per common share	$0.93	$0.78	$0.78	$0.79	$0.81
Diluted earnings per common share	0.91	0.78	0.78	0.79	0.81
Book value at period end	11.81	11.18	9.93	10.37	11.11
Tangible book value at period end	10.84	10.25	9.83	10.23	10.83
Dividends per common share	0.28	0.24	0.22	0.16	0.16
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.85%	1.17%	1.39%	1.45%	2.16%
Non-performing loans to period end loans	0.99%	1.48%	1.56%	1.44%	1.67%
Net charge-offs to average loans	0.14%	0.22%	0.27%	0.17%	0.50%
Allowance for loan losses to period-end total loans	0.94%	0.93%	1.21%	1.39%	1.45%
Allowance for loan losses to non-performing assets	62.98%	43.37%	48.07%	52.77%	35.83%
Selected Ratios:
Return on average assets:
GAAP earnings	0.73%	0.73%	0.66%	0.55%	0.44%
Return on average common equity:
GAAP earnings	7.94%	8.13%	7.68%	7.40%	7.98%
Return on average tangible common equity:
GAAP earnings	8.68%	8.88%	7.78%	7.55%	8.16%
Efficiency Ratio(1)	71.25%	74.14%	76.69%	74.89%	75.58%
Noninterest income to operating revenue(2)	26.20%	25.71%	31.22%	31.16%	25.55%
Net interest margin (tax equivalent)	3.38%	3.40%	3.18%	3.22%	3.33%
Equity to assets	9.16%	9.17%	8.32%	8.99%	8.06%
Tangible common shareholders’ equity to tangible assets	8.47%	8.48%	8.23%	8.88%	6.04%
Tier 1 risk-based capital	15.40%	16.12%	17.60%	17.33%	15.33%
Total risk-based capital	16.21%	16.94%	18.68%	18.58%	17.25%
Leverage	10.19%	10.02%	10.77%	10.63%	9.40%
Average loans to average deposits (4)	68.75%	69.14%	69.17%	70.33%	70.59%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. Non-interest income for the calculation of efficiency ratio excludes OTTI on securities of $200 thousand and $297 thousand in 2012 and 2011, respectively. It is a measure of the relationship between operating expenses and earnings.

(2)	Operating revenue is defined as net interest income plus noninterest income.

(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and OREO.

(4)	Includes loans held for sale.

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

Tangible book value per common share	2015	2014	2013	2012	2011
Tangible common equity per common share (non-GAAP)	$10.84	$10.25	$9.83	$10.23	$10.83
Effect to adjust for intangible assets	0.97	0.93	0.10	0.14	0.28
Book value per common share (GAAP)	$11.81	$11.18	$9.93	$10.37	$11.11
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	8.68%	8.88%	7.78%	7.55%	8.16%
Effect to adjust for intangible assets	(0.74)%	(0.75)%	(0.10)%	(0.15)%	(0.18)%
Return on average common equity (GAAP)	7.94%	8.13%	7.68%	7.40%	7.98%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	8.47%	8.48%	8.23%	8.88%	6.04%
Effect to adjust for intangible assets	0.69%	0.69%	0.09%	0.11%	2.02%
Common equity to assets (GAAP)	9.16%	9.17%	8.32%	8.99%	8.06%

Certain financial information presented above is determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense, divided by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and OTTI on securities. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is headquartered in Lexington, South Carolina and the bank holding company for the Bank. We operate from our main office in Lexington, South Carolina, and our 15 full-service offices located in the South Carolina counties of Lexington County (6), Richland County (4), Newberry County (2), Kershaw County (1), and Aiken County (1), and Richmond County, Georgia (1).

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

The following discussion describes our results of operations for 2015, as compared to 2014 and 2013, and also analyzes our financial condition as of December 31, 2015, as compared to December 31, 2014. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2015, 2014 and 2013 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Developments

On February 18, 2015, the Bank entered into the Consent Order with the FDIC. The Consent Order required the Bank to take certain actions with respect to the BSA, including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. The Bank took immediate actions to correct and resolve all of the BSA issues included in the Consent Order and, on January 28, 2016, the FDIC advised the Bank that the Consent Order had been terminated.

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

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our Bank. At December 31, 2015, we are in a net deferred tax asset position.

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

Results of Operations

As noted above, on February 1, 2014, we completed the acquisition of Savannah River. Therefore, the results for the year ended December 31, 2014 include the impact of this acquisition from February 1, 2014 through December 31, 2014. Also, as noted above, on September 26, 2014, we completed the purchase of certain loans and assumption of deposits from First South’s Columbia, South Carolina office located at 1333 Main Street. These loans and deposits were consolidated into the Bank’s branch located at 1213 Lady Street. Therefore, the results for the year ended December 31, 2014 include the impact of this acquisition from September 26, 2014 to December 31, 2014. See Note 3 to the consolidated financial statements for additional information related to the Savannah River and First South acquisitions.

Net income available to common shareholders was $6.1 million, or $0.91 diluted earnings per common share, for the year ended December 31, 2015, as compared to net income available to common shareholders of $5.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2014. The primary reason for the increase in net income available to common shareholders is that our net interest income improved by $1.6 million from $23.7 million in 2014 to $25.3 million for 2015. This improvement was a primarily result of an increase of $55.3 million in average earning assets in 2015 as compared to 2014. See below under “Net Interest Income” and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect average earning assets on net interest income. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.20% in 2014 as compared to 3.16% in 2015. The provision for loan losses was $881 thousand in 2014 as compared to $1.1million in 2015. Non-interest income was increased to $9.0 million for 2015 as compared to $8.2 million in 2014. This increase resulted from increased mortgage banking income of $246 thousand as well as an increase in the gain on sale of investments of $173 thousand and a reduction in the loss on early extinguishment of debt of $152 thousand. Non-interest expense increased $718 thousand in 2015 as compared to 2014. Increases in all categories of non-interest expense were primarily a result of the impact of the Savannah River acquisition that was completed on February 1, 2014, the opening of the Lady Street branch located in downtown Columbia, South Carolina in June of 2014 and the opening of a branch in Blythewood, South Carolina in April 2015, each being included for the full year in 2015. In 2014, there was $503 thousand in merger related expenses included in non-interest expense. There were no merger expenses included in the results for 2015.

Net income available to common shareholders was $5.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2014, as compared to net income available to common shareholders of $4.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2013. The primary reason for the increase in net income available to common shareholders is that our net interest income margin improved by $5.7 million from $18.0 million in 2013 to $23.7 million for 2014. This improvement was a result of an increase of $133.0 million in average earning assets as well as an improved tax equivalent net interest margin from 3.18% in 2013 to 3.40% during 2014. See below under “Net Interest Income” and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect of the change in net interest margin. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.20% in 2014 as compared to 2.94% in 2013. The provision for loan losses was $881 thousand in 2014 as compared to $528 thousand in 2013. Non-interest income was relatively unchanged at $8.2 million for 2014 and 2013. Increases in investment advisory fees of $296 thousand and other non-interest income of $405 thousand were primarily offset by a decrease in mortgage banking income of $581 thousand. Rising mortgage loan interest rates in the latter part of 2013 and continuing into 2014 substantially decreased refinance activity. Non-interest expense increased $3.5 million in 2014 as compared to 2013. Increases in all categories of non-interest expense were primarily a result of the Savannah River acquisition.

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

Net interest income totaled $25.3 million in 2015, $23.7 million in 2014 and $18.0 million in 2013. The yield on earning assets was 3.72%, 3.82%, and 3.75% in 2015, 2014 and 2013, respectively. The rate paid on interest-bearing liabilities was 0.56%, 0.62%, and 0.81% in 2015, 2014, and 2013, respectively. The fully taxable equivalent net interest margin was 3.38% in 2015, 3.40% in 2014 and 3.18% in 2013. Our loan to deposit ratio on average during 2015 was 68.7%, as compared to 69.1% during 2014 and 69.2% during 2013. Loans typically provide a higher yield than other types of earning assets, and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2015, the loan (including held for sale) to deposit ratio was 68.7%.

The net interest margin decreased four basis points in 2015 as compared to 2014. Since early 2008, interest rates have been at historic lows. The yield on earning assets decreased by 10 basis points while our cost of funds decreased by six basis points in 2015 as compared to 2014. The net interest margin was positively impacted in 2015 as a result of two purchased impaired loan payoffs that occurred in the first quarter of 2015. These loans were acquired in the Savannah River acquisition and, as a result, the credit mark established at the acquisition date was recovered. These payoffs impacted the net interest margin by approximately 5 basis points in 2015. The lower cost of funds was primarily a result of the cost of time deposits decreasing by five basis points in 2015 as compared to 2014. We continued to shift the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2015, the average balance in these accounts represented 72.9% of total deposits whereas in 2014 they represented 71.8%. Our average borrowings, which are typically a higher cost funding source, decreased $6.0 million in 2015 as compared to 2014 while the cost of these funds on average decreased eight basis points in 2015 as compared to 2014.

Net interest margin increased 22 basis points in 2014 as compared to 2013. The yield on earning assets increased by seven basis points while our cost of funds decreased by 19 basis points in 2014 as compared to 2013. The lower cost of funds was primarily a result of the cost of time deposits decreasing by 21 basis points in 2014 as compared to 2013. During 2014, the average balance in the lower cost deposit funding, as described above, represented 71.8% of total deposits whereas in 2013 they represented 65.5%. Our average borrowings, increased $1.1 million in 2014 as compared to 2013, while the cost of these funds on average decreased 16 basis points in 2014 as compared to 2013.

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

	Year ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$473,367	$23,219	4.91%	$439,174	$21,915	4.99%	$344,110	$17,581	5.11%
Securities	275,944	5,311	1.92%	256,392	5,277	2.06%	223,540	4,136	1.85%
Other short-term investments(2)	20,293	119	0.59%	18,766	106	0.56%	13,649	66	0.48%
Total earning assets	769,604	28,649	3.72%	714,332	27,298	3.82%	581,299	21,783	3.75%
Cash and due from banks	8,070			10,344			8,546
Premises and equipment	30,833			28,098			17,509
Intangible assets	6,575			5,554			641
Other assets	24,895			26,623			22,290
Allowance for loan losses	(4,373)			(4,154)			(4,483)
Total assets	$835,604			$780,797			$625,802
Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	137,969	160	0.12%	131,767	167	0.13%	100,808	111	0.11%
Money market accounts	158,726	423	0.27%	141,020	336	0.24%	74,514	171	0.23%
Savings deposits	57,958	68	0.12%	51,768	60	0.12%	47,296	53	0.11%
Time deposits	186,911	1,099	0.59%	179,384	1,147	0.64%	171,436	1,458	0.85%
Other borrowings	64,072	1,646	2.57%	70,083	1,857	2.65%	69,022	1,941	2.81%
Total interest-bearing liabilities	605,636	3,396	0.56%	574,022	3,567	0.62%	463,076	3,734	0.81%
Demand deposits	147,009			131,299			103,467
Other liabilities	5,835			5,716			5,422
Shareholders’ equity	77,124			69,760			53,837
Total liabilities and shareholders’ equity	$835,604			$780,797			$625,802
Net interest spread			3.16%			3.20%			2.94%
Net interest income/margin		$25,253	3.28%		$23,731	3.32%		$18,049	3.10%
Net interest margin (tax equivalent)(3)			3.38%			3.40%			3.18%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.

(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.

(3)	Based on 32.5% marginal tax rate.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2015 versus 2014 Increase (decrease) due to			2014 versus 2013 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$1,682	$(378)	$1,304	$4,753	$(419)	$4,334
Investment securities	388	(354)	34	898	243	1,141
Other short-term investments	9	4	13	32	8	40
Total earning assets	2,071	(720)	1,351	5,093	422	5,515
Interest-bearing liabilities
Interest-bearing transaction accounts	8	(15)	(7)	44	12	56
Money market accounts	45	42	87	158	7	165
Savings deposits	7	1	8	5	2	7
Time deposits	52	(100)	(48)	71	(382)	(311)
Other short-term borrowings	(156)	(56)	(212)	30	(113)	(83)
Total interest-bearing liabilities	190	(362)	(172)	790	(956)	(166)
Net interest income			$1,523			$5,681
Net interest income			$5,681			$475

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

The following table illustrates our interest rate sensitivity at December 31, 2015.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$228,541	$164,824	$60,163	$35,663	$489,191
Loans held for sale	2,962	—	—	—	2,962
Securities(2)	89,634	40,590	38,127	112,569	280,920
Federal funds sold, securities purchased under agreements to resell and other earning assets	11,268	2,483			13,751
Total earning assets	332,405	207,897	98,290	148,232	786,824
Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	15,426	38,565	38,565	61,705	154,262
Money market accounts	36,090	57,416	21,326	49,214	164,046
Savings deposits	12,140	9,105	6,070	33,384	60,699
Time deposits	103,901	55,805	21,179	12	180,897
Total interest-bearing deposits	167,557	160,891	87,140	144,315	559,903
Other borrowings	36,016	24,539	230	—	60,785
Total interest-bearing liabilities	203,573	185,430	87,370	144,315	620,688
Period gap	$128,832	$22,467	$10,920	$3,917	$166,136
Cumulative gap	$128,832	$151,299	$162,219	$166,136	$166,136
Ratio of cumulative gap to total earning assets	16.37%	19.23%	20.62%	21.11%	21.11%

(1)	Loans classified as non-accrual as of December 31, 2015 are not included in the balances.

(2)	Securities based on amortized cost.

Through simulation modeling, we monitor the effect that an immediate and sustained change in interest rates of 100 basis points and 200 basis points up and down will have on net-interest income over the next 12 months. Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2015 and 2014 over the subsequent 12 months. At December 31, 2015, we are asset sensitive. As a result, our modeling reflects modest improvement in our net interest income in a rising rate environment. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve. Our simulation modeling also includes estimating the impact on net interest income in a variety of other interest rate environments, such as a flattening and steepening of the yield curve. We also periodically stress certain assumptions such as prepayment and interest rate betas to evaluate our overall sensitivity to changes in interest rates.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2015	2014
+200bp	1.61%	3.53%
+100bp	0.89%	1.88%
Flat	—	—
-100bp	-3.55%	-5.04%
-200bp	-9.19%	-11.81%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2015 and 2014, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (0.07)% and 0.69%, respectively.

Provision and Allowance for Loan Losses

At December 31, 2015, the allowance for loan losses amounted to $4.6 million, or 0.95% of loans (excludes loans held for sale), as compared $4.1 million, or 0.93% of loans, at December 31, 2014. Loans that were acquired in the acquisition of Savannah River and First South are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310-30. These acquired loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. During 2014 and 2015, there were no adjustments to our initial estimates or impairments recorded on purchased loans. As previously mentioned, there were two purchased impaired loans that paid off during 2015 which resulted in the recovery of the credit mark established at the date of acquisition. At December 31, 2015 and 2014, the credit component on loans attributable to acquired loans in the Savannah River and First South transactions was $1.0 million $1.8 million, respectively.

Our provision for loan loss was $1.1 million for the year ended December 31, 2015, as compared to $880 thousand and $528 thousand for the years ended December 31, 2014 and 2013, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 5.82%, 3.80% and 0.10%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the recent economic downturn that began in 2008, real estate values have been adversely impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced higher delinquencies and problem loans from pre-2008 historical levels. However, over the last three years our percentage of non-performing assets to total assets has shown continued improvement. Non-performing assets were $7.3 million (0.85% of total assets) at December 31, 2015, $9.5 million (1.17% of total assets) at December 31, 2014, and $8.8 million (1.39% of total assets) at December 31, 2013. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance decreased as a percentage of the total allowance in 2015. The unallocated portion as a percentage of the loan portfolio had grown in the prior two years, primarily as a result of higher historical loss periods dropping out of our overall analysis accompanied by a relatively flat loan portfolio. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show continued improvement, we believe the unallocated portion of the allowance will continue to decrease as a percentage of the total allowance.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2015 and 2014, approximately 90.5 % and 90.6%, respectively, of the loan portfolio had real estate collateral (see Note 15 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At December 31, 2015, 2014, and 2013, we had non-accrual loans in the amount of $4.8 million (0.99% of total loans), $6.6 million (1.48% of total loans) and $5.4 million (1.56% of total loans), respectively. Nonaccrual loans at December 31, 2015 consisted of 39 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 3 inputs. The aggregate amount of impaired loans was $6.1 million and $8.6 million for the years ending December 31, 2015 and 2014, respectively. The non-accrual loans range in size from $2 thousand to $1.0 million. The largest of these loans is in the amount of $1.0 million, is secured by commercial and residential real estate located in Aiken, South Carolina.

In addition to the non-accrual loans that are considered to be impaired, we have 5 totaling $1.6 million that are classified as troubled debt restructurings but are accruing loans as of December 31, 2015. The largest relationship consists of one loan totaling $1.2 million with a mortgage on a commercial property located in the Midlands of South Carolina. There were $1.9 million, $1.8 million, and $1.6 million in loans delinquent 30 to 89 days at December 31, 2015, 2014 and 2013, respectively. There were no loans delinquent greater than 90 days and still accruing at December 31, 2015 and 2014. There was only one loan in the amount of $2 thousand 90 days delinquent and still accruing interest at December 31, 2013.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified one relationship in the amount of $1.0 million, which is current as to principal and interest at December 31, 2015 and not included in non-performing assets that could be a potential problem loans. Loans are identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2015	2014	2013	2012	2011
Average loans and loans held for sale outstanding	$473,367	$439,174	$344,110	$331,564	$329,534
Loans and loans held for sale outstanding at period end	$492,153	$447,968	$351,387	$341,769	$328,036
Total nonaccrual loans	$4,839	$6,585	$5,406	$4,715	$5,403
Loans past due 90 days and still accruing	$—	$—	$2	$55	$25
Beginning balance of allowance	$4,132	$4,219	$4,621	$4,699	$4,911
Loans charged-off:
Construction and development loans	—	—	—	—	—
1-4 family residential mortgage	50	52	47	112	186
Non-farm non-residential mortgage	626	879	897	200	777
Multifamily residential	—	—	—	93	84
Home equity	—	17	67	—	285
Commercial	69	54	—	258	265
Installment & credit card	13	67	37	44	62
Overdrafts	49	42	42	35	37
Total loans charged-off	807	1,111	1,090	742	1,696
Recoveries:
1-4 family residential mortgage	7	10	72	86	5
Non-farm non-residential mortgage	33	—	—	—	—
Home equity	3	6	—	3	5
Commercial	6	110	47	42	31
Installment & credit card	66	6	28	25	10
Overdrafts	18	11	13	12	13
Total recoveries	133	143	160	168	64
Net loans charged off	774	968	930	574	1,632
Provision for loan losses	1,138	881	528	496	1,420
Balance at period end	$4,596	$4,132	$4,219	$4,621	$4,699
Net charge -offs to average loans and loans held for sale	0.16%	0.22%	0.27%	0.17%	0.50%
Allowance as percent of total loans	0.94%	0.93%	1.21%	1.39%	1.45%
Non-performing loans as % of total loans	0.99%	1.48%	1.56%	1.44%	1.67%
Allowance as % of non-performing loans	95.00%	62.75%	78.01%	96.88%	86.60%

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$75	7.7%	$67	7.5%	$233	5.7%	$338	6.3%	$331	6.4%
Real Estate Construction	51	7.3%	45	6.2%	26	5.5%	—	3.9%	—	3.6%
Real Estate Mortgage:
Commercial	2,036	66.9%	1,572	66.1%	1,117	68.4%	1,322	68.2%	1,475	67.9%
Residential	223	10.0%	179	10.9%	291	10.8%	235	11.7%	514	11.8%
Consumer	164	8.1%	178	9.3%	192	9.6%	417	9.9%	578	10.3%
Unallocated	2,047	N/A	2,091	N/A	2,360	N/A	2,309	N/A	1,801	N/A
Total	$4,596	100.0%	$4,132	100.0%	$4,219	100.0%	$4,621	100.0%	$4,699	100.0%

Loans acquired in the Savannah River and First South transactions were excluded from our evaluation of the adequacy of the allowance for loan losses. At December 31, 2015 and 2014, these loans amounted to approximately $76.9 million and $92.6 million, respectively. These loans were evaluated at the date of acquisition and recorded at fair value. The assumptions used in this evaluation included a credit component and an interest rate component. There has been no material changes in the original assumptions used in evaluating these loans as of December 31, 2015 or 2014.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate fixed rate residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. These loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for the Company. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income was $9.0 million and $8.2 million in 2015 and 2014, respectively. The deposit service charges were down slightly in comparing 2015 to 2014, and the changes to Regulation E that were made in 2010 continue to impact the level of deposit service charges. In addition, potential regulatory changes related to insufficient funds charges and overdraft protection programs could mandate limitations on the number of items an institution can charge within established time frames, as well as the order in which items presented for payment must be processed on accounts. If such regulatory changes are implemented, this could continue to reduce deposit service charge fees in the future. Mortgage banking fees increased $246 thousand to $3.4 million in 2015 from $3.2 million in 2014. Mortgage banking fees had declined in 2014 as compared to 2013 levels partly as a result of an increase in mortgage interest rates in late 2013 and, as a result, mortgage loan production began to slow down and continued throughout 2014. The addition of two mortgage lenders as well as a continued focus on this source of revenue resulted in the increase in 2015 as compared to 2014. Investment advisory fees and non-deposit commissions remained relatively flat in 2015 as compared to 2014. Assets under management at December 31, 2015 and 2014 were approximately $175.6 million and $142.6 million, respectively. During the year ended December 31, 2014, we sold a book of business which included approximately $20.0 million in assets under management. This transaction resulted in a gain of approximately $113 thousand and is included in non-interest income “Other”. The net gain on sale of securities for 2015 amounted to $355 thousand as compared to $182 thousand in 2014. These sales result from modest restructurings of the investment portfolio. These sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. As of December 31, 2015, there are no securities rated below investment grade in our investment portfolio. During 2015, we prepaid $5.8 million in FHLB advances and incurred prepayment penalties of $329 thousand. These losses were offset by a $130 thousand gain on the early redemption of $500 thousand in junior subordinated debt (Trust Preferred). This compares to prepayment penalties of $351 thousand in 2014 as a result of paying down $5.5 million in advances. Non-interest income other increased $192 thousand in 2015 as compared to 2014. The increase primarily results from increased ATM and debit card income in the amount of $138 thousand in 2015 as compared to 2014.

Non-interest income was $8.2 million in 2014 and 2013. The deposit service charges were relatively flat in 2014 as compared to 2013. As noted above the impact of regulatory changes continued to impact our level of deposit service charge income. Mortgage banking fees decreased $581 thousand to $3.2 million in 2014 from $3.8 million in 2013. During the third quarter of 2013, mortgage interest rates began to rise and, as a result, mortgage loan production began to slow down and continued throughout 2014. Purchase activity picked up in 2014 but not enough to offset the decline in refinancing activity. The decline in mortgage banking income was offset by an increase in investment advisory fees and non-deposit commissions. For 2014, these fees amounted to $1.3 million as compared to $972 thousand in 2013. Assets under management at December 31, 2014 were approximately $142.6 million as compared to approximately $145 million at December 31, 2013. As noted above, during the year ended December 31, 2014, we sold a book of business which resulted in a gain of approximately $113 thousand and is included in non-interest income “Other”. The net gain on sale of securities for 2014 amounted to $182 thousand as compared to $73 thousand in 2013. These sales result from modest restructuring of the investment portfolio. During 2014, we prepaid $5.5 million in FHLB advances and incurred prepayment penalties of $351 thousand. This compares to prepayment penalties of $142 thousand in 2013 as a result of paying down $2.0 million in advances. Non-interest income other increased $405 thousand in 2014 as compared to 2013, which resulted from the $113 thousand gain on sale of assets under management discussed previously. In addition, bank owned life insurance (“BOLI”) income increased approximately $95 thousand due to acquiring additional BOLI policies in the Savannah River acquisition as well as increased ATM/Debit card income of approximately $103 thousand in 2014 as compared to 2013. The additional increase in non-interest income, in comparing 2014 to 2013, “other” results from normal increases in most categories due to the growth in the bank during 2014.

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Non-interest expense increased from $24.0 million in 2014 to $24.7 million in 2015. Salary and benefit expense increased $685 thousand from $13.7 million in the 2014 to $14.4 million in 2015. We had 186 and 185 full time equivalent employees at December 31, 2015 and 2014, respectively. The increase in salary expenses results from normal salary adjustments as well as additional staff due to the Savannah River acquisition and the opening of the Lady Street Branch in downtown Columbia for the entire year of 2015 as compared to only a portion of the year in 2014. Occupancy expense and equipment expenses increased $194 thousand and $144 thousand, respectively, in 2015 as compared to 2014. These increases were again primarily a result of the addition of the two new branches acquired in the Savannah River transaction included for the entire year of 2015. As noted previously, the Bank also opened a new branch office in Columbia in June 2014 and the cost of operating this branch was included in the 2015 results for the entire year. Marketing and public relation expense increased $110 thousand from $738 thousand in 2014 to $848 thousand in 2015. This increase is result of planned increases in our overall marketing program. During the 2014, we incurred merger-related expenses of $503 thousand related to the acquisition of Savannah River and the First South loan and deposit acquisition. There were no merger related expenses in 2015. Amortization of intangibles increased from $280 thousand in 2014 to $387 thousand in 2015. The core deposit premium and other identifiable intangibles for both the Savannah River and First South transactions are being amortized over seven years on an accelerated basis and are included in our results for the entire year of 2015.

Non-interest expense increased from $20.4 million in 2013 to $24.0 million in 2014. Much of this growth in non-interest expense is directly related to the acquisition of Savannah River on February 1, 2014. Salary and benefit expense increased $1,730 thousand from $12.0 million in the 2013 to $13.7 million in 2014. At December 31, 2013, we had 171 full time equivalent employees as compared to 185 full time employees at December 31, 2014. The increase in salary expenses results from the addition of the Savannah River employees as well as normal salary adjustments. Occupancy expense and equipment expenses increased $498 thousand and $299 thousand, respectively, in 2014 as compared to 2013. These increases were again primarily a result of the addition of the branches acquired in the Savannah River transaction as well as the opening of the new branch office in downtown Columbia in June 2014. Marketing and public relation expense increased $197 thousand from $541 thousand in 2013 to $738 thousand in 2014. This increase is result of planned increases as result of additional local television marketing and additional marketing in the Savannah River markets subsequent to the acquisition. FDIC insurance assessments increased $104 thousand in 2014 as compared 2013. This increase is directly a result of the growth of the Bank in 2014 as compared to 2013. During the 2013, we incurred merger-related expenses of $539 thousand related to the acquisition of Savannah River. Additional Savannah River merger-related expenses were incurred in the first quarter of 2014 in the amount of $435 thousand. In the third and fourth quarter of 2014, we incurred acquisition cost in the amount $68 thousand related to the First South loan and deposit purchase and assumption agreement. Amortization of intangibles increased from $160 thousand in 2013 to $280 thousand in 2014. This represents the amortization of core deposit premium and other identifiable intangibles for both the Savannah River and First South transactions for a portion of 2014. Non-interest expense “Other” increased $581 thousand in 2014 as compared to 2013. This increase is primarily related to the increase in all expense categories due to our organic growth as well as the acquisition of Savannah River in 2014.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2015	2014	2013
Salary and employee benefits	$14,428	$13,743	$12,013
Occupancy	2,076	1,882	1,384
Equipment	1,649	1,505	1,206
Marketing and public relations	848	739	541
ATM/debit card and bill payment processing	605	569	451
Supplies	137	153	115
Telephone	357	373	321
Courier	89	85	68
Correspondent services	207	188	176
FDIC/FICO premium	527	521	417
Insurance	265	279	258
Other real estate expenses	524	553	508
Professional fees	586	766	549
Loss on limited partnership interest	188	187	211
Postage	185	189	174
Director fees	367	356	297
Amortization of intangibles	387	280	160
Shareholder expense	130	170	172
Merger expense	—	503	539
Other	1,123	919	862
	$24,678	$23,960	$20,422

Income Tax Expense

Income tax expense for 2015 was $2.3 million as compared to income tax expense for the year ended December 31, 2014 of $2.0 million and $1.2 million for the year ended December 31, 2013 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. As of December 31, 2013, we had a tax net loss carryforward of approximately $979 thousand. The NOL carryforward was fully utilized in 2014. See Note 14 “Income Taxes” to the financial statements for a reconciliation of the tax expense. The effective tax rate for 2015 was 27.1%. It is anticipated that our effective tax rate for 2016 will be between 27% and 30%.

Financial Position

Assets totaled $862.7 million at December 31, 2015 as compared to $812.4 million at December 31, 2014, an increase of $50.3 million. This is primarily a result of organic growth in deposit balances of $46.6 million during 2015 as compared to December 31, 2014. Over the last several years, we have attempted to control balance sheet growth by paying down FHLB advances as they mature or prepaying the advances when the pricing and our liquidity were favorable. In addition, we have controlled our pricing on time deposits as we have experienced continued growth in pure deposits (deposits excluding time deposits). These pure deposits grew $60.7 million in 2015 and time deposits declined $14.1 million. Loans at December 31, 2015 were $489.2 million as compared to $443.8 million (excluding loans held for sale) at December 31, 2014. We funded in excess of $116.5 million in loan production during 2015. Net of pay-downs this resulted in organic loan growth of $45.3 million, or 10.2%, from December 31, 2014 to December 31, 2015. At December 31, 2015, loans (excluding loans held for sale) accounted for 62.1% of earning assets, as compared to 59.9% at December 31, 2014. The loan-to-deposit ratio at December 31, 2015 was 68.7% as compared to 66.9% at December 31, 2014. Loans originated and held for sale are generally held for less than thirty days and have locked in purchase commitments by investors prior to closing. At December 31, 2015, loans held for sale amounted to $3.0 million as compared to $4.1 at December 31, 2014. Investment securities were $283.8 million at December 31, 2015 as compared to $282.8 million at December 31, 2014. During the fourth quarter of 2014, we began placing newly purchased municipal securities in a held-to-maturity portfolio. At December 31, 2015 and 2014, we had $17.4 million and $10.7 million, respectively, in securities classified as held-to-maturity, all of which are municipal securities. We continue to evaluate the intent for classification purposes on a security by security basis. Short-term federal funds sold, and interest-bearing bank balances were $12.0 million at December 31, 2015 compared to $10.1 million at December 31, 2014. At December 31, 2015, we have no securities rated below investment grade on our balance sheet (see Note 4, Investment Securities, for further information). Deposits increased by $46.6 million to $716.2 million at December 31, 2015 as compared to $669.6 million at December 31, 2014. At December 31, 2015, we had brokered certificates of deposits in the amount of $1.8 million which were acquired in the Savannah River transaction in 2014. At December 31, 2014, these brokered certificates of deposits amounted to $2.3 million. FHLB advances decreased $4.0 million, from $28.8 million at December 31, 2014, to $24.8 million at December 31, 2015. Typically these funds are higher costing funds and as previously discussed we have paid down advances as they mature or as the pricing for prepaying certain advances is favorable.

Shareholders’ equity totaled $79.0 million at December 31, 2015, as compared to $74.5 million at December 31, 2014. The increase in shareholder’s equity is primarily a result of retention of earnings net of dividends paid of $4.5 million and decrease in “Accumulated Other Comprehensive Income (AOCI)” of $441 thousand and amortization of compensation expense related to restricted stock in the amount of $376 thousand.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2015, loans accounted for 61.5% of average earning assets. The loan portfolio (including held-for-sale) averaged $473.4 million in 2015 as compared to $439.2 million in 2014. Quality loan portfolio growth continued to be a strategic focus in 2015. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank has, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2015, we funded new loans (excluding loans originated for sale) of approximately $116.5 million as compared to $79.6 million in 2014. We remain committed to meeting the credit needs of our local markets. However, a continuation of the slow recovery from recessionary national and local economic conditions, as well as deterioration of asset quality within our Company, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Commercial, financial & agricultural	$37,809	$33,403	$19,925	$20,924	$20,608
Real estate:
Construction	35,829	27,545	18,933	13,052	11,767
Mortgage—residential	49,077	48,510	37,579	38,892	38,337
Mortgage—commercial	326,978	293,186	237,701	226,575	220,288
Consumer:
Home equity	30,906	33,000	25,659	27,173	27,976
Other	8,592	8,200	7,800	5,495	5,335
Total gross loans	489,191	443,844	347,597	332,111	324,311
Allowance for loan losses	(4,596)	(4,132)	(4,219)	(4,621)	(4,699)
Total net loans	$484,595	$439,712	$343,378	$327,490	$319,612

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2015 and 2014 were commercial mortgage loans in the amount of $327.0 million and $293.2 million, respectively, representing 66.8% and 66.1% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2015.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)	December 31, 2015
	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$11,361	$22,392	$4,056	$37,809
Real Estate/Construction	11,723	15,533	8,573	35,829
All other loan	59,471	259,175	96,907	415,553
	$82,555	$297,100	$109,536	$489,191
	Loans maturing after one year with:
		Variable Rate		$55,306
		Fixed Rate		351,330
				$406,636

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $275.9 million in 2015, as compared to $256.4 million in 2014. This represents 35.9% of the average earning assets for both the years ended December 31, 2015 and 2014. At December 31, 2015 and 2014, our investment securities portfolio amounted to $283.8 million and $282.8 million, respectively.

At December 31, 2015, the estimated weighted average life of the investment portfolio was approximately 4.9 years, duration of approximately 3.7 years, and a weighted average tax equivalent yield of approximately 2.37%. At December 31, 2014, the estimated weighted average life of the investment portfolio was approximately 5.3 years, duration of approximately 4.1 years, and a weighted average tax equivalent yield of approximately 2.41%.

We held no debt securities rated below investment grade at December 31, 2015.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2015	2014	2013
Securities available-for-sale at fair value:
U.S. Treasury	$1,522	$—	$—
U.S. Government sponsored enterprises	992	3,434	3,246
Small Business Administration pools	57,328	58,545	56,120
Mortgage-backed securities	146,261	160,353	119,677
State and local government	57,295	46,516	42,998
Preferred stock	417	417	417
Corporate bonds	—	—	1,021
Other	872	899	877
	$264,687	$270,164	$224,356
Securities held-to-maturity at amortized cost:
State and local government	$17,371	$10,647	$—
Total	$282,058	$280,811	$224,356

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $1.8 million and $2.0 million, at December 31, 2015 and 2014, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2015:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	—	—	—	—	1,522	1.50%	—	—
Government sponsored enterprises	—	—	10	4.84%	982	2.74%	—	—
Small Business Administration pools	550	0.49%	18,899	0.67%	32,827	2.20%	5,052	1.950%
Mortgage-backed securities	3,767	2.51%	106,000	1.73%	34,897	2.08%	1,597	3.46%
State and local government	—	—	359	1.81%	3,197	2.88%	53,739	4.21%
Other	1,229	5.32%	60	2.02%	—	—	—	—
Total investment securities available-for-sale	5,546	2.93%	125,328	1.57%	73,425	2.17%	60,388	4.00%

State and local government	$—	$—	621	1.90%	$4,013	2.78%	$12,737	3.70%
Total investment securities held-to-maturity:	$—	$—	$621	1.90%	$4,013	2.78%	$12,737	3.70%

(1)	Yield calculated on tax equivalent basis

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $20.3 million in 2015, as compared to $18.8 million in 2014. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2015, short-term investments including funds on deposit at the Federal Reserve totaled $12.0 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $688.6 million during 2015, compared to $655.2 million during 2014. Average interest-bearing deposits were $541.6 million during 2015, as compared to $503.9 million during 2014.

The following table sets forth the deposits by category:

	December 31,
	2015		2014		2013
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$156,247	21.4%	$133,004	22.6%	$111,198	22.4%
NOW accounts	154,262	20.0%	136,362	19.9%	100,899	20.3%
Money market accounts	164,046	23.1%	151,620	20.4%	73,325	14.7%
Savings accounts	60,699	8.4%	53,583	8.0%	51,134	10.3%
Time deposits less than $100,000	100,170	15.0%	108,048	16.1%	96,096	19.3%
Time deposits more than $100,000	80,727	12.1%	86,966	13.0%	64,419	13.0%
	$716,151	100.0%	$669,583	100.0%	$497,071	100.0%

Large certificate of deposit customers, which we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $635.4 million and $582.6 million at December 31, 2015 and 2014, respectively.

A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table

.Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2015
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$12,678	$17,097	$18,022	$32,930	$80,727

There were no other time deposits of $100,000 or more at December 31, 2015.

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $19.3 million, $18.2 million and $17.9 million during 2015, 2014 and 2013, respectively. The maximum month-end balances during 2015, 2014 and 2013 were $22.5 million, $20.0 million and $18.9 million, respectively. The average rates paid during these periods were 0.19%, 0.20% and 0.23%, respectively. The balances of securities sold under agreements to repurchase were $21.0 million and $17.4 million at December 31, 2015 and 2014, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2015 and 2014, the average outstanding advances amounted to $29.3 million and $36.4 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2015 and 2014:

	December 31,
(In thousands)	2015		2014
Maturing	Amount	Rate	Amount	Rate
2017	15,250	3.98%	16,500	3.98%
2018	9,250	4.44%	12,000	4.45%
2020	288	1.00%	307	1.00%
	$24,788	4.12%	$28,807	4.14%

In addition to the above borrowings, we issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500 thousand of these securities that resulted in a gain of $130 thousand. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034.

Capital Adequacy and Dividends

Total shareholders’ equity as of December 31, 2015 was $79.0 million as compared to $74.5 million as of December 31, 2014. In 2014, we issued 1.274 million shares of common stock in connection with the Savannah River merger valued at $13.7 million. In 2015, the retention of earnings available to common shareholders less dividend payments on our common stock, accounted for substantially all of the $4.5 million increase in shareholders’ equity. AOCI decreased $441 thousand in 2015. The change is related to the change in the fair value of our securities portfolio as a result of changing interest rates. In 2013, we paid a dividend of $0.05 per share for the first two quarters and $0.06 per share in the third and fourth quarters. During each quarter of 2014, we paid a dividend on our common stock of $0.06 per share. In 2015, we paid a $0.07 per share dividend on our common stock each quarter.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2015.

	2015	2014	2013
Return on average assets	0.73%	0.73%	0.66%
Return on average common equity	7.94%	8.13%	7.68%
Equity to assets ratio	9.16%	9.17%	8.32%
Dividend Payout Ratio	29.92%	28.98%	27.67%

In July 2013, the federal bank regulatory agencies issued a final rule that revised the risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act. The rules became effective as of January 1, 2015. Portions of the new rules have a phase in period. The revised rules will be fully phased in as of January 1, 2019. As of December 31, 2015, the Company and the Bank meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time. The Common Equity Tier I (“CET1”) ratio reflected in the table below as of December 31, 2015 was not applicable in 2014.

The Company and the Bank exceeded the regulatory capital ratios at December 31, 2015 and 2014, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2015
Risk Based Capital
Tier 1	$33,640	6.0%	$82,512	14.7%	$48,872	8.7%
Total Capital	44,855	8.0%	87,108	15.5%	42,253	7.5%
CET1	25,230	4.5%	82,512	14.7%	57,282	10.2%
Tier 1 Leverage	33,923	4.0%	82,512	9.7%	48,589	5.7%
December 31, 2014
Risk Based Capital
Tier 1	$20,139	4.0%	$77,473	15.4%	$57,334	11.4%
Total Capital	40,279	8.0%	81,605	16.2%	41,326	8.2%
Tier 1 Leverage	32,432	4.0%	77,473	9.6%	45,041	5.6%
The Company:
December 31, 2015
Risk Based Capital
Tier 1	$33,782	6.0%	$86,682	15.4%	$52,900	9.4%
Total Capital	45,043	8.0%	91,278	16.2%	46,235	8.2%
CET1	25,336	4.5%	72,444	12.9%	47,108	8.4%
Tier 1 Leverage	34,021	4.0%	86,682	10.2%	52,661	6.2%
December 31, 2014
Risk Based Capital
Tier 1	$20,210	4.0%	$81,431	16.1%	$61,122	12.1%
Total Capital	40,419	8.0%	85,563	16.9%	45,144	8.9%
Tier 1 Leverage	32,507	4.0%	81,431	10.0%	48,924	6.0%

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

With the successful completion of the common stock offering in 1995, the secondary offerings completed in 1998 and 2012, the trust preferred offering completed in September 2004, the acquisition of Savannah River in February 2014, the acquisition of DutchFork in October 2004, the acquisition of DeKalb in June 2006, we have maintained a high level of liquidity and adequate capital along with retained earnings, less the 2009 and 2008 net loss, sufficient to fund the operations of the Bank for at least the next 12 months. We anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Total shareholders’ equity was 9.16% of total assets at December 31, 2015 and 9.17% at December 31, 2014. Funds sold and short-term interest bearing deposits are our primary source of immediate liquidity and averaged $20.3 million and $18.8 million during the year ended December 31, 2015 and 2014, respectively. The Bank maintains federal funds purchased lines with two financial institutions each in the amount of $10.0 million. The FHLB has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Community Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Lexington, South Carolina

We have audited the accompanying consolidated balance sheets of First Community Corporation and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and Subsidiary, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina
March 16, 2016

FIRST COMMUNITY CORPORATION
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2015	2014
ASSETS
Cash and due from banks	$10,973	$12,480
Interest-bearing bank balances	11,375	9,454
Federal funds sold and securities purchased under agreements to resell	593	598
Investments held-to-maturity	17,371	10,647
Investment securities available-for-sale	264,687	270,164
Other investments, at cost	1,783	2,003
Loans held for sale	2,962	4,124
Loans	489,191	443,844
Less, allowance for loan losses	4,596	4,132
Net loans	484,595	439,712
Property, furniture and equipment - net	29,929	28,510
Land held for sale	1,080	1,200
Bank owned life insurance	20,301	14,642
Other real estate owned	2,458	2,943
Intangible assets	1,419	1,806
Goodwill	5,078	5,078
Other assets	8,130	9,002
Total assets	$862,734	$812,363
LIABILITIES
Deposits:
Non-interest bearing demand	$156,247	$133,004
NOW and money market accounts	318,308	287,982
Savings	60,699	53,583
Time deposits less than $100,000	100,170	108,048
Time deposits $100,000 and over	80,727	86,966
Total deposits	716,151	669,583
Securities sold under agreements to repurchase	21,033	17,383
Federal Home Loan Bank Advances	24,788	28,807
Junior subordinated debt	14,964	15,464
Other liabilities	6,760	6,598
Total liabilities	$783,696	$737,835
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding
6,690,551 at December 31, 2015 and 6,664,391 at December 31, 2014	6,690	6,664
Common stock warrants issued	46	48
Nonvested restricted stock	(297)	(673)
Additional paid in capital	75,761	75,504
Accumulated deficit	(3,992)	(8,286)
Accumulated other comprehensive income	830	1,271
Total shareholders’ equity	79,038	74,528
Total liabilities and shareholders’ equity	$862,734	$812,363

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2015	2014	2013

Interest income:
Loans, including fees	$23,219	$21,915	$17,581
Investment securities - taxable	3,630	3,986	3,046
Investment securities - non taxable	1,681	1,291	1,090
Other short term investments	119	106	66
Total interest income	28,649	27,298	21,783
Interest expense:
Deposits	1,750	1,710	1,793
Securities sold under agreement to repurchase	37	37	37
Other borrowed money	1,609	1,820	1,904
Total interest expense	3,396	3,567	3,734
Net interest income	25,253	23,731	18,049
Provision for loan losses	1,138	881	528
Net interest income after provision for loan losses	24,115	22,850	17,521
Non-interest income:
Deposit service charges	1,469	1,517	1,507
Mortgage banking income	3,432	3,186	3,767
Investment advisory fees and non-deposit commissions	1,287	1,268	972
Gain on sale of securities	355	182	73
Gain ( Loss) on sale of other assets	8	(11)	(1)
Loss on early extinguishment of debt	(199)	(351)	(142)
Other	2,614	2,422	2,015
Total non-interest income	8,966	8,213	8,191
Non-interest expense:
Salaries and employee benefits	14,428	13,743	12,013
Occupancy	2,076	1,882	1,384
Equipment	1,649	1,505	1,206
Marketing and public relations	848	738	541
FDIC Insurance assessments	527	521	417
Other real estate expense	524	553	508
Amortization of intangibles	387	280	160
Merger expenses	—	503	539
Other	4,239	4,235	3,654
Total non-interest expense	24,678	23,960	20,422
Net income before tax	8,403	7,103	5,290
Income tax expense	2,276	1,982	1,153
Net income	$6,127	$5,121	$4,137

Basic earnings per common share	$0.93	$0.78	$0.78
Diluted earnings per common share	$0.91	$0.78	$0.78

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Comprehensive Income (loss)

(Dollars in thousands)	Year ended December 31,
	2015	2014	2013

Net income	$6,127	$5,121	$4,137

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of $106, ($2,017) and $2,557, respectively	(207)	3,918	(4,837)
Less: Reclassification adjustment for gain included in net income, net of tax of $121, $62, and $25, respectively	(234)	(120)	(48)
Other comprehensive income (loss)	(441)	3,798	(4,885)
Comprehensive income (loss)	$5,686	$8,919	$(748)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock						Accumulated
	Number		Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (loss)	Total
Balance, December 31, 2012	5,227	$5,227	$50	$61,615	$(152)	$(14,915)	$2,358	$54,183
Net income						4,137		4,137
Other comprehensive loss net of tax of $2,532							(4,885)	(4,885)
Exercise of stock warrants	3	3	(2)	—				1
Issuance of restricted stock	60	60		493	(553)			—
Amortization of compensation on restricted stock					261			261
Dividends: Common ($0.22 per share)						(1,145)		(1,145)
Dividend reinvestment plan	13	13		106				119
Balance, December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						5,121		5,121
Other comprehensive income net of tax of $2,081							3,798	3,798
Issuance of restricted stock	71	71		697	(768)
Amortization of compensation on								—
restricted stock					539			539
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.24 per share)						(1,484)		(1,484)
Dividend reinvestment plan	16	16		157				173
Balance, December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						6,127		6,127
Other comprehensive loss net of tax of $228							(441)	(441)
Issuance of restricted stock	13	13		137	(150)			—
Restricted stock shares surrendered	(8)	(8)		(90)				(98)
Amortization of compensation on restricted stock					526			526
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.28 per share)						(1,833)		(1,833)
Dividend reinvestment plan	19	19		210				229
Balance, December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$6,127	$5,121	$4,137
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	1,253	1,118	859
Premium amortization	4,214	3,617	4,050
Provision for loan losses	1,138	881	528
Writedowns of other real estate owned	219	161	87
(Gain) Loss on sale of other real estate owned	(8)	11	6
Originations of HFS loans	(101,944)	(87,864)	(123,404)
Sales of HFS loans	103,106	87,530	129,272
Amortization of intangibles	387	280	160
Gain on sale of securities	(355)	(182)	(73)
Accretion on acquired loans	(934)	—	—
Writedown of land held for sale	120	—	110
Loss on early extinguishment of debt	199	351	142
Decrease in other assets	936	804	303
Increase in accounts payable	50	179	87
Net cash provided in operating activities	14,508	12,007	16,264
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	26,099	49,007	12,884
Purchase of investment securities available-for-sale	(63,217)	(106,064)	(94,908)
Purchase of investment securities held-to-maturity	(6,879)	(10,666)	—
Maturity/call of investment securities available-for-sale	37,634	37,128	49,526
Proceeds from sale of other investments	1,250	671	257
(Increase) decrease in loans	(45,460)	16,169	(17,585)
Net cash disbursed in business combination	—	(11,353)	—
Purchase of loans	—	(8,705)	—
Proceeds from sale of other real estate owned	514	1,822	1,684
Purchase of property and equipment	(2,672)	(3,215)	(3,306)
Purchase of BOLI	(5,250)	—	—
Net cash used in investing activities	(57,981)	(35,206)	(51,448)
Cash flows from financing activities:
Increase in deposit accounts	46,652	18,219	22,094
Advances from the Federal Home Loan Bank	32,500	38,100	25,500
Repayment of advances from the Federal Home Loan Bank	(36,848)	(61,674)	(18,660)
Increase (decrease) in securities sold under agreements to repurchase	3,650	(1,251)	2,734
Purchase of deposits	—	39,482	—
Repayment of long term debt	(370)	—	—
Restricted shares surrendered	(98)	—	—
Dividend reinvestment plan	229	173	119
Dividends paid on Common Stock	(1,833)	(1,484)	(1,145)
Net cash provided in financing activities	43,882	31,565	30,642
Net increase (decrease) in cash and cash equivalents	409	8,366	(4,542)
Cash and cash equivalents at beginning of year	22,532	14,166	18,708
Cash and cash equivalents at end of year	$22,941	$22,532	$14,166
Supplemental disclosure:
Cash paid during the period for: Interest	$3,468	$3,537	$4,069
Income Taxes	$2,220	$1,100	$210
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$(441)	$3,798	$(4,885)
Transfer of loans to other real estate owned	$240	$1,567	$1,160

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

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor, are carried in the Company’s loans held for sale portfolio. These loans are primarily fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company.

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

Comprehensive Income (loss)

The Company reports comprehensive income (loss) in accordance with Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” ASC 220 requires that all items that are required to be reported under accounting standards as comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosures requirements have been included in the Company’s consolidated statements of comprehensive income (loss).

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expenses totaled $691.3 thousand, $525.4 thousand, and $513.4, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2015, 2014 or 2013.

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

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under FASB ASC Topic 805, “Business Combinations,” which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on the Company’s financial statements.

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In April 2015, the FASB issued guidance which provides guidance to customers about whether a cloud computing arrangement includes a software license. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months. Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases. Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Reclassifications

Certain captions and amounts in the 2013 and 2014 consolidated financial statements were reclassified to conform to the 2015 presentation.

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

(Dollars in thousands)	Actual since Acquisition (February 1, 2014 through December 31, 2014)	Pro Forma Twelve Months Ended December 31, 2014	Pro Forma Twelve Months Ended December 31, 2013

Total revenues (net interest income plus noninterest income)	$29,707	$32,462	$28,192
Net income	$5,058	$5,266	$4,507

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

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
US Treasury securities	$1,547	$—	$25	$1,522
Government sponsored enterprises	950	42	—	992
Mortgage-backed securities	146,935	498	1,172	146,261
Small Business Administration pools	57,474	355	501	57,328
State and local government	55,294	2,037	36	57,295
Corporate and other securities	1,349	—	60	1,289
	$263,549	$2,932	$1,794	$264,687
December 31, 2014:
Government sponsored enterprises	$3,403	$45	$14	$3,434
Mortgage-backed securities	159,861	1,211	719	160,353
Small Business Administration pools	58,643	385	483	58,545
State and local government	45,102	1,523	109	46,516
Corporate and other securities	1,349	—	33	1,316
	$268,358	$3,164	$1,358	$270,164

HELD-TO-MATURITY

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
State and local government	$17,371	$211	$27	$17,555
	$17,371	$211	$27	$17,555
December 31, 2014:
State and local government	$10,647	$6	$68	$10,585
	$10,647	$6	$68	$10,585

At December 31, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $812.0 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2014, corporate and other securities available-for-sale included the following at fair value: mutual funds at $839.2 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.8 million and $2.0 million at December 31, 2015 and December 31, 2014, respectively.

For the year ended December 31, 2015, proceeds from the sale of securities available-for-sale amounted to $26.1 million, gross realized gains amounted to $380 thousand and gross realized losses amounted to $25 thousand. For the year ended December 31, 2014, proceeds from the sale of securities available-for-sale amounted to $49.0 million, gross realized gains amounted to $308 thousand and gross realized losses amounted to $126 thousand. For the year ended December 31, 2013, proceeds from the sale of securities available-for-sale amounted to $12.9 million, gross realized gains amounted to $583 thousand and gross realized losses amounted to $510 thousand. The tax provision applicable to the net realized gain was approximately $121 thousand, $62.0 thousand, and $25.0 thousand for 2015, 2014 and 2013, respectively.

Note 4—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2015, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,580	$5,546	$—	$—
Due after one year through five years	125,728	125,328	621	620
Due after five years through ten years	73,711	73,425	4,013	4,052
Due after ten years	58,530	60,388	12,737	12,883
	$263,549	$264,687	$17,371	$17,555

Securities with an amortized cost of $98.3 million and fair value of $98.1 million at December 31, 2015 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $94.3 million and fair value of $94.8 million at December 31, 2014 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

Note 4—INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2015 and December 31, 2014.

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,522	$25	$—	$—	$1,522	$25
Government Sponsored Enterprise mortgage-backed securities	69,112	731	17,593	439	86,705	1,170
Small Business Administration pools	13,386	153	25,709	348	39,095	501
Non-agency mortgage-backed securities	—	—	186	2	186	2
State and local government	1,461	8	1,362	28	2,823	36
Corporate bonds and other	—	—	812	60	812	60
Total	$85,481	$917	$45,662	$877	$131,143	$1,794

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$3,473	$24	$444	$3	$3,917	$27
Total	$3,473	$24	$444	$3	$3,917	$27

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprises	$—	$—	$1,486	$14	$1,486	$14
Government Sponsored Enterprise mortgage-backed securities	38,341	283	26,232	429	64,573	712
Small Business Administration pools	12,313	89	20,896	394	33,209	483
Non-agency mortgage-backed securities	576	6	18	1	594	7
State and local government	—	—	5,270	109	5,270	109
Corporate bonds and other	—	—	889	33	889	33
Total	$51,230	$378	$54,791	$980	$106,021	$1,358

	Less than 12 months		12 months or more		Total
December 31, 2014 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$8,655	$68	$—	$—	$8,655	$68
Total	$8,655	$68	$—	$—	$8,655	$68

Note 4—INVESTMENT SECURITIES (Continued)

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $146.9 million and $160.4 million and approximate fair value of $146.3 million and $159.9 million at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2015.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2015 with an amortized cost of $554.8 thousand and approximate fair value of $556.3 thousand. The Company held PLMBSs, including CMOs, at December 31, 2014 with an amortized cost of $736.6 thousand and approximate fair value of $734.4 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, no OTTI charges were recorded in earnings for the PLMBS portfolio. At December 31, 2015 the Company does not own any securities rated below investment grade.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2015.

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2015	2014
Commercial, financial and agricultural	$37,809	$33,403
Real estate:
Construction	35,829	27,545
Mortgage-residential	49,077	48,510
Mortgage-commercial	326,978	293,186
Consumer:
Home equity	30,906	33,000
Other	8,592	8,200
Total	$489,191	$443,844

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at the beginning of year	$4,132	$4,219	$4,621
Provision for loan losses	1,138	881	528
Charged off loans	(807)	(1,111)	(1,090)
Recoveries	133	143	160
Balance at end of year	$4,596	$4,132	$4,219

Note 5—LOANS (Continued)

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 follows:

(Dollars in thousands)

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(69)	—	(50)	(626)	—	(62)	—	(807)
Recoveries	6	—	7	33	3	84	—	133
Provisions	71	6	87	1,057	(10)	(29)	(44)	1,138
Ending balance	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$—	$—	$—	$—	$3

Collectively evaluated for impairment	75	51	220	2,036	127	37	2,047	4,593

Loans receivable:
Ending balance-total	$37,809	$35,829	$49,077	$326,978	$30,906	$8,592	$—	$489,191

Ending balances:
Individually evaluated for impairment	9	—	848	5,620	—	—	—	6,477

Collectively evaluated for impairment	37,800	35,829	48,229	321,358	30,906	8,592	—	482,714

Note 5—LOANS (Continued)

(Dollars in thousands)

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	(54)	—	(52)	(879)	(17)	(109)	—	(1,111)
Recoveries	110	—	10	—	6	17	—	143
Provisions	(222)	19	(70)	1,334	33	56	(269)	881
Ending balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$57	$—	$—	$—	$61

Collectively evaluated for impairment	67	45	175	1,515	134	44	2,091	4,071

Loans receivable:
Ending balance-total	$33,403	$27,545	$48,510	$293,186	$33,000	$8,200	$—	$443,844

Ending balances:
Individually evaluated for impairment	55	—	1,078	7,334	92	—	—	8,559

Collectively evaluated for impairment	33,348	27,545	47,432	285,852	32,908	8,200	—	435,285

Note 5—LOANS (Continued)

(Dollars in thousands)

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$338	$—	$235	$1,322	$400	$17	$2,309	$4,621
Charge-offs	—	—	(47)	(897)	(67)	(79)	—	(1,090)
Recoveries	47	—	72	—	—	41	—	160
Provisions	(152)	26	31	692	(221)	101	51	528
Ending balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$—	$—	$—	$—	$4

Collectively evaluated for impairment	233	26	287	1,117	112	80	2,360	4,215

Loans receivable:
Ending balance-total	$19,925	$18,933	$37,579	$237,701	$25,659	$7,800	$—	$347,597

Ending balances:
Individually evaluated for impairment	76	—	951	4,834	109	12	—	5,982

Collectively evaluated for impairment	19,849	18,933	36,628	232,867	25,550	7,788	—	341,615

Note 5—LOANS (Continued)

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $5.8 million and $10.0 million at December 31, 2015 and 2014, respectively. Repayments on these loans during the year ended December 31, 2015 were $1.2 million, and loans made amounted to $1.6 million. Repayments on these loans during the year ended December 31, 2014 were $2.2 million, and loans made amounted to $394 thousand. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

The following table presents at December 31, 2015, 2014 and 2013, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2015	2014	2013
Total loans considered impaired at year end	$6,477	$8,559	$5,982
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$49	$1,959	$55
Related allowance	$3	$61	$4
Loans considered impaired and previously written down to fair value	$6,428	$6,600	$5,927
Average impaired loans	$9,518	$10,900	$7,637
Amount of interest earned during period of impairment	$64	$163	$170

The following tables are by loan category and present at December 31, 2015, December 31, 2014 and December 31, 2013 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$9	$9	$—	$13	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	799	874	—	1,082	1
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	49	49	3	51	3
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	9	9	—	13	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	848	923	3	1,133	4
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$6,477	$8,480	$3	$9,518	$64

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,025	1,167	—	1,071	8
Mortgage-commercial	5,428	6,469	—	7,634	64
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	53	53	4	54	3
Mortgage-commercial	1,906	2,134	57	1,926	85
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	55	112	—	132	3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,078	1,220	4	1,125	11
Mortgage-commercial	7,334	8,603	57	9,560	149
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—
	$8,559	$10,032	$61	$10,900	$163

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$76	$76	$—	$146	$8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	896	998	—	1,096	121
Mortgage-commercial	4,834	5,447	—	6,204	27
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	55	55	4	56	9
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	76	76	—	146	8
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	951	1,053	4	1,152	121
Mortgage-commercial	4,834	5,447	—	6,204	36
Consumer:
Home Equity	109	109	—	109	4
Other	12	13	—	26	1
	$5,982	$6,698	$4	$7,637	$170

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2015 and December 31, 2014, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$37,501	$299	$9	$—	$37,809
Real estate:
Construction	35,374	455	—	—	35,829
Mortgage – residential	46,580	1,378	1,119	—	49,077
Mortgage – commercial	310,367	7,555	9,056	—	326,978
Consumer:
Home Equity	30,587	180	139	—	30,906
Other	8,587	1	4	—	8,592
Total	$468,996	$9,868	$10,327	$—	$489,191

(Dollars in thousands)
December 31, 2014		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$32,579	$754	$70	$—	$33,403
Real estate:
Construction	26,824	721	—	—	27,545
Mortgage – residential	46,090	1,054	1,366	—	48,510
Mortgage – commercial	270,986	10,437	11,763	—	293,186
Consumer:
Home Equity	32,008	751	241	—	33,000
Other	8,041	100	59	—	8,200
Total	$416,528	$13,817	$13,499	$—	$443,844

Note 5—LOANS (Continued)

At December 31, 2015 and 2014, non-accrual loans totaled $4.8 million and $6.6 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $278 thousand and $216 thousand in 2015 and 2014, respectively. Interest recorded on non-accrual loans in 2015 and 2014 amounted to $1 thousand and $62 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2015 and 2014 amounted to $1.6 million and $2.2 million, respectively. Interest earned during 2015 and 2014 on these loans amounted to $63 thousand and $67 thousand, respectively.

There were no loans greater than 90 days delinquent and still accruing interest as of December 31, 2015 and December 31, 2014.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2015 and December 31, 2014:

(Dollars in thousands) December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$5	$—	$—	$9	$14	$37,795	$37,809
Real estate:
Construction	—	—	—	—	—	35,829	35,829
Mortgage-residential	126	195	—	799	1,120	47,957	49,077
Mortgage-commercial	1,180	290	—	4,031	5,501	321,477	326,978
Consumer:
Home equity	135	—	—	—	135	30,771	30,906
Other	4	4	—	—	8	8,584	8,592
Total	$1,450	$489	$—	$4,839	$6,778	$482,413	$489,191

(Dollars in thousands) December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$92	$—	$—	$55	$147	$33,256	$33,403
Real estate:
Construction	—	2	—	—	2	27,543	27,545
Mortgage-residential	131	5	—	1,025	1,161	47,349	48,510
Mortgage-commercial	1,443	4	—	5,413	6,860	286,326	293,186
Consumer:
Home equity	19	—	—	92	111	32,889	33,000
Other	63	6	—	—	69	8,131	8,200
Total	$1,748	$17	$—	$6,585	$8,350	$435,494	$443,844

Note 5—LOANS (Continued)

As a result of adopting the amendments in Accounting Standards Update (“ASU”) ASU 2011-02 (Receivables-Topic 310), the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

The following tables, by loan category, present loans determined to be TDRs during the twelve month periods ended December 31, 2014 and December 31, 2013. There were no loans determined to be TDRs during the twelve month period ended December 31, 2015.

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

Note 5—LOANS (Continued)

The following table, by loan category, presents loans determined to be TDRs in the twelve months ended December 31, 2014 that had payment defaults during twelve month period ended December 31, 2014. Defaulted loans are those loans that are greater than 90 days past due. There were no loans determined to be TDRs in the twelve month period ended December 31, 2015.

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

Note 5—LOANS (Continued)

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. For acquired loans that are not deemed credit impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds the remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the economic life of the loans.

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

In conjunction with the acquisition of Savannah River (as defined below) on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240

Note 5—LOANS (Continued)

A summary of changes in the accretable yield for PCI loans for the year ended December 31, 2015 and December 31, 2014 follows (dollars in thousands):

(Dollars in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014

Accretable yield, beginning of period	$75	$—
Additions	—	272
Accretion	(544)	(197)
Reclassification of nonaccretable difference due to improvement in expected cash flows	561	—
Other changes, net	—	—
Accretable yield, end of period	$92	$75

At December 31, 2015 and 2014 the recorded investment in purchased impaired loans was $2.1 million and $3.0 million respectively. The unpaid principal balance was $2.9 million and $4.2 million at December 31, 2015 and 2014, respectively. At December 31, 2015 all of these loans were commercial real estate.

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

Note 6– FAIR VALUE MEASUREMENT (continued)

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,941	$22,941	$22,941	$—	$—
Held-to-maturity securities	17,371	17,555	—	17,555	—
Available-for-sale securities	264,687	264,687	812	263,458	417
Other investments, at cost	1,783	1,783	—	—	1,783
Loans held for sale	2,962	2,962	—	2,962	—
Net loans receivable	484,595	484,669	—	478,195	6,474
Accrued interest	2,877	2,877	2,877	—	—
Financial liabilities:
Non-interest bearing demand	$156,247	$156,247	$—	$156,247	$—
NOW and money market accounts	318,308	318,308	—	318,308	—
Savings	60,699	60,699	—	60,699	—
Time deposits	180,897	181,325	—	181,325	—
Total deposits	716,151	716,579	—	716,579	—
Federal Home Loan Bank Advances	24,788	25,841	—	25,841	—
Short term borrowings	21,033	21,033	—	21,033	—
Junior subordinated debentures	14,964	14,954	—	14,954	—
Accrued interest payable	652	652	652	—	—

Note 6– FAIR VALUE MEASUREMENT (continued)

	December 31, 2014
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,532	$22,532	$22,532	$—	$—
Held-to-maturity securities	10,647	10,585	—	10,585	—
Available-for-sale securities	270,164	270,164	839	268,908	417
Other investments, at cost	2,003	2,003	—	—	2,003
Loans held for sale	4,124	4,124	—	4,124	—
Net loans receivable	439,712	441,944	—	433,446	8,498
Accrued interest	2,712	2,712	2,712	—	—
Financial liabilities:
Non-interest bearing demand	$133,004	$133,004	$—	$133,004	$—
NOW and money market accounts	287,982	287,982	—	287,982	—
Savings	53,583	53,583	—	53,583	—
Time deposits	195,014	195,721	—	195,721	—
Total deposits	669,583	670,290	—	670,290	—
Federal Home Loan Bank Advances	28,807	30,745	—	30,745	—
Short term borrowings	17,383	17,383	—	17,383	—
Junior subordinated debentures	15,464	15,464	—	15,464	—
Accrued interest payable	725	725	725	—	—

Note 6– FAIR VALUE MEASUREMENT (continued)

The following table reflects the changes in fair values of the interest rate swap, which expired on October 8, 2013, for the year ended December 31, 2013 and where this change is included in the income statement:

	2015	2014	2013
(Dollars in thousands)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)	Non-interest income: Fair-value adjustment gain (loss)
Interest rate swap	$—	$—	$(2)
Total	$—	$—	$(2)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2015 and December 31, 2014 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2015 or December 31, 2014 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,522	$—	$1,522	$—
Government sponsored enterprises	992	—	992	—
Mortgage-backed securities	146,261	—	146,261	—
Small Business Administration securities	57,328	—	57,328	—
State and local government	57,295	—	57,295	—
Corporate and other securities	1,289	812	60	417
Total	$264,687	$812	$263,458	$417

(Dollars in thousands)

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
Government sponsored enterprises	$3,434	$—	$3,434	$—
Mortgage-backed securities	160,353	—	160,353	—
Small Business Administration securities	58,545	—	58,545	—
State and local government	46,516	—	46,516	—
Corporate and other securities	1,316	839	60	417
Total	$270,164	$839	$268,908	$417

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2015 and 2014 measured on a recurring basis:

2015
(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2014	$417
Total gains or losses (realized/unrealized)
Included in earnings	—

Included in other comprehensive income	—

Purchases, issuances, and settlements	—

Transfers in and/or out of Level 3
Ending Balance December 31, 2015	$417

2014
(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2013	$417
Total gains or losses (realized/unrealized)
Included in earnings	—

Included in other comprehensive income	—

Purchases, issuances, and settlements	—

Transfers in and/or out of Level 3
Ending Balance December 31, 2014	$417

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2015 and December 31, 2014 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2015 and 2014.

(Dollars in thousands)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$9	$—	$—	$9
Real estate:
Mortgage-residential	845	—	—	845
Mortgage-commercial	5,620	—	—	5,620
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	6,474	—	—	6,474
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	191	—	—	191
Mortgage-commercial	1,991	—	—	1,991
Total other real estate owned	2,458	—	—	2,458
Total	$8,932	$—	$—	$8,932

(Dollars in thousands)
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$55	$—	$—	$55
Real estate:
Mortgage-residential	1,074	—	—	1,074
Mortgage-commercial	7,277	—	—	7,277
Consumer:
Home equity	92	—	—	92
Other	—	—	—	—
Total impaired..	8,498	—	—	8,498
Other real estate owned:
Construction.	424	—	—	424
Mortgage-residential	232	—	—	232
Mortgage-commercial.	2,287	—	—	2,287
Total other real estate owned...	2,943	—	—	2,943
Total	$11,441	$—	$—	$11,441

Note 6– FAIR VALUE MEASUREMENT (Continued)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $6.5 million and $8.5 million for the year ended December 31, 2015 and year ended December 31, 2014, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,458	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,474	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 6– FAIR VALUE MEASUREMENT (continued)

(Dollars in thousands)	Fair Value as of December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,943	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$8,498	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2015	2014
Land	$8,509	$7,849
Premises	24,270	22,015
Equipment	4,371	3,658
Fixed assets in progress	115	1,191
	37,265	34,713
Accumulated depreciation	7,456	6,203
	$29,809	$28,510

Provision for depreciation included in operating expenses for the years ended December 31, 2015, 2014 and 2013 amounted to $1.3 million, $1.1 million, and $859 thousand, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2015	2014
Core deposit premiums, gross carrying amount	$1,548	$1,548
Other intangibles	538	538
	2,086	2,086
Accumulated amortization	(667)	(280)
Net	$1,419	$1,806

Amortization of the intangibles amounted to $387 thousand, $280 thousand and $160 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Total goodwill from acquisitions at December 31, 2015 and 2014 totaled $5.1 million.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2015 and 2014 was $20.3 million and $14.6 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2015 and 2014.

	December 31,
(In thousands)	2015	2014
Balance—beginning of year	$2,943	$3,370
Additions—foreclosures	240	1,567
Writedowns	219	161
Sales	506	1,833
Balance, end of year	$2,458	$2,943

Note 10—DEPOSITS

At December 31, 2015, the scheduled maturities of Certificates of Deposits are as follows:

(Dollars in thousands)
2016	$103,901
2017	39,594
2018	16,979
2019	10,640
2020	9,771
Thereafter	12
180,897

Interest paid on certificates of deposits of $100 thousand or more totaled $603 thousand, $599 thousand, and $647 thousand in 2015, 2014, and 2013, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2015 and 2014 were $21.2 million and $22.7 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2015 and 2014 amounted to approximately $8.1 million and $9.2 million, respectively.

The amount of overdrafts classified as loans at December 31, 2015 and 2014 were $267 thousand and $148 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2015 and 2014 was 0.19% and 0.19%, respectively. The maximum month-end balance during 2015 and 2014 was $22.9 million and $20.0 million, respectively. The average outstanding balance during the years ended December 31, 2015 and 2014 amounted to $19.3 million and $18.2 million, respectively, with an average rate paid of 0.19% and 0.20%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

At December 31, 2015 and 2014, the Company had unused short-term lines of credit totaling $20.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2015 and 2014, consisted of the following:

	December 31,
(In thousands)	2015		2014
Maturing	Amount	Rate	Amount	Rate
2017	15,250	3.98%	16,500	3.98%
2018	9,250	4.44%	12,000	4.45%
2020	288	1.00%	307	1.00%
	$24,788	4.12%	$28,807	4.14%

 As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $48.2 million at December 31, 2015. No securities have been pledged as collateral for advances as of December 31, 2015. As collateral for its advances, the Company pledged in the form of blanket liens, eligible loans, in the amount of $65.7 million at December 31, 2014. Advances are subject to prepayment penalties. The average advances during 2015 and 2014 were $29.4 million and $35.9 million, respectively. The average interest rate for 2015 and 2014 was 3.96% and 3.84%, respectively. The maximum outstanding amount at any month end was $35.5 million and $43.3 million for 2014 and 2013.

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company prepaid advances in the amount of $4.0 million, $14.6 million and $2.0 million, respectively, and realized losses on the early extinguishment of $329 thousand, $351 thousand and $142 thousand, respectively. Of the $14.6 million of 2014 prepaid advances, $8.7 million were related to advances that were acquired during the merger with Savannah River and were repaid shortly during the month of February 2014. These were recorded at fair value at the date of merger and therefore no loss was recorded at the time of prepayment.

Note 13—JUNIOR SUBORDINATED DEBT

On September 16, 2004, FCC Capital Trust I (“Trust I”), a wholly owned unconsolidated subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points. The distributions are cumulative and payable in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I security were eligible to be redeemed in whole but not in part, at any time prior to September 16, 2009 following an occurrence of a tax event, a capital treatment event or an investment company event. Currently, these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The Company has no current intention to exercise its right to defer payments of interest on the Trust I securities. In the fourth quarter of 2015, the Company redeemed $500 thousand of this Trust I security. This resulted in a gain of $130 thousand.

Note 14—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Current
Federal	$2,116	$1,232	$—
State	387	248	61
	2,503	1,480	61
Deferred
Federal	(227)	502	1,092
State	—	—	—
	(227)	502	1,092
Income tax expense (benefit)	$2,276	$1,982	$1,153

Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2015	2014	2013
Expected federal income tax expense	$2,857	$2,415	$1,799
State income tax net of federal benefit	255	164	124
Tax exempt interest	(531)	(392)	(324)
Increase in cash surrender value life insurance	(139)	(140)	(121)
Valuation allowance released	35	55	(132)
Merger expenses	—	70	113
Low income housing tax credits	(186)	(186)	(186)
Other	(15)	(4)	(120)
	$2,276	$1,982	$1,153

Note 14—INCOME TAXES (continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2015	2014
Assets:
Allowance for loan losses	$1,584	$1,415
Excess tax basis of deductible intangible assets	315	347
Excess tax basis of assets acquired	537	901
Net operating loss carry forward	388	355
Compensation expense deferred for tax purposes	1,133	1,015
Deferred loss on other-than-temporary-impairment charges	8	8
Interest on nonaccrual loans	—	229
Tax credit carry-forwards	699	682
Other	754	617
Total deferred tax asset	5,418	5,569
Valuation reserve	487	452
Total deferred tax asset net of valuation reserve	4,931	5,117
Liabilities:
Tax depreciation in excess of book depreciation	411	113
Excess financial reporting basis of assets acquired	1,368	1,429
Unrealized gain on available-for-sale securities	410	650
Other	—	—
Total deferred tax liabilities	2,189	2,192
Net deferred tax asset recognized	$2,742	$2,925

In 2013, the Company realized a capital gain that allowed for the reversal of the previously established valuation allowance. At December 31, 2013, the Company had a net operating loss carry forward for federal income tax purposes of approximately $979 thousand available to offset future taxable income through 2031. This net operating loss for federal income tax purposes was fully utilized in 2014. At December 31 2015 the Company has approximately $11.8 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company as well as a capital loss of $63 thousand for which realizability is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $2.0 million has been recorded directly to shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $227 thousand.

Tax returns for 2012 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2015, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2015 and 2014, the Bank had commitments to extend credit including lines of credit of $68.7 million and $75.8 million respectively.

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

The primary market area served by the Bank is Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina.  As result of the Savannah River acquisition in 2014, we also serve the Aiken, South Carolina and Richmond County, Georgia markets. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $21.8 million. Based on this criteria, the Bank had four such concentrations at December 31, 2015, including $98.8 million (20.2% of total loans) to private households, $59.6 million (12.2% of total loans) to lessors of residential properties, $135.0 million (27.6% of total loans) to lessors of non-residential properties and $35.1 million (7.2% of total loans) to religious organizations.  As reflected above, private households make up 20.2% of total loans and equate to approximately 113.4% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 2,015). Commercial real estate loans and commercial construction loans represent $359.3 million, or 73.4%, of the portfolio. Approximately $131.7 million, or 36.7%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of the area.

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

The Bank entered into a five year interest rate swap agreement on October 8, 2008 which matured on October 8, 2013. The swap agreement had a $10.0 million notional amount. The Bank received a variable rate of interest on the notional amount based on a three month LIBOR rate and paid a fixed rate interest of 3.66%. The contract was entered into to protect us from the negative impact of rising interest rates. The Bank’s exposure to credit risk was limited to the ability of the counterparty to make potential future payments required pursuant to the agreement. The Bank’s exposure to market risk of loss was limited to the changes in the market value of the swap between reporting periods. The change in fair value of the contract recognized in earnings during 2013 was $2 thousand. The fair value of the contract is calculated based on the present value, over the remaining term of the contract, of the difference between the five year swap rate multiplied by the notional amount at the reporting date and the fixed interest rate of 3.66% multiplied by the notional amount of the contract. The Company had no outstanding interest rate swap agreements as of December 31, 2015.

Note 16—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
ATM/debit card and bill payment processing	$605	$569	$451
Supplies	137	153	115
Telephone	357	373	321
Courier	89	85	68
Correspondent services	207	188	176
Insurance	265	279	258
Postage	185	189	174
Loss on limited partnership interest	188	187	211
Director fees	367	356	297
Professional fees	586	766	549
Shareholder expense	130	170	172
Other	1,123	920	862
	$4,239	$4,235	$3,654

Note 17—STOCK OPTIONS AND RESTRICTED STOCK

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2015 and 2014, the Company had 163,531 and 176,399 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

Stock option transactions for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2013	71,403	$20.68	1.10	$—
Forfeited	(1,500)	21.73
Outstanding December 31, 2014	69,903	$19.44	0.15	$—
Forfeited	(69,903)	19.44
Outstanding, December 31, 2015	—	$—	—	$—

There were no Stock options outstanding and exercisable as of December 31, 2015.

In 2015, 2014 and 2013, each non-employee director received 427, 455 and 549 common shares of restricted stock, respectively in connection with their overall compensation plan. In 2015, there were 6,410 restricted shares granted at a value of $11.70 per share. The 2015 shares vested on January 1, 2016. In 2014, there were 5,460 restricted shares granted at a value of $10.98 per share. The 2014 shares vested on January 1, 2015. In 2013 there were 6,588 restricted shares granted at a value of $9.17 per share. The 2013 shares vested on January 1, 2014.

In 2015, 2014 and 2013, 6,463, 36,372 and 53,732 restricted shares, respectively were issued to executive officers in connection with the Bank’s incentive compensation plan. The shares were valued at $11.70, $10.98 and $9.17 per share, respectively. Restricted shares granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2015, 2014 and 2013 is based on the price of the Company’s common stock on the grant date.

In 2014, 29,228 restricted shares were issued to senior officers of SRBC and retained by the Company in connection with the merger. The shares were valued at $10.55 per share. Restricted shares granted to these officers vest in three equal annual installments beginning on January 31, 2015.

Warrants to purchase 98,174 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 and remain outstanding at December 31, 2015. The remaining outstanding warrants expire on December 16, 2019. The related subordinated debt was paid off in November 2012.

In 2006 the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the Board. At December 31, 2015 and 2014 there were 92,925 and 81,793 units in the plan, respectively. The accrued liability at December 31, 2015 and 2014 amounted to $841 thousand and $708 thousand, respectively and is included in “Other liabilities” on the balance sheet.

Note 18—EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2015, 2014 and 2013, the plan expense amounted to $364 thousand, $347 thousand and $301 thousand, respectively. Prior to July 1, 2007, the Company matched 50% of an employee’s contribution up to a 6.00% participant contribution. Beginning July 1, 2007, the Company began matching 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. In 2015, the Company established a salary continuation plan to cover additional key employees. The plans provide for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Single premium life insurance policies were purchased in 2006 and 2015 in the amount of $3.5 million and $5.2 million, respectively. These policies are designed to offset the funding of these benefits. The cash surrender value at December 31, 2015 and 2014 of all bank owned life insurance was $20.3 million and $14.6 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2015, 2014 and 2013 amounted to $409 thousand, $391 thousand, and $298 thousand, respectively.

Note 19—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2015	2014	2013
Numerator (Included in basic and diluted earnings per share)	$6,127	$5,121	$4,137
Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	6,558	6,538	5,285
Dilutive securities:
Deferred compensation	110	23	9
Warrants—Treasury stock method	51	46	40
Diluted common share outstanding	6,719	6,607	5,334
The average market price used in calculating assumed number of shares	$12.31	$10.83	$9.69

For the years ended December 31, 2014 and 2013 options are not dilutive in calculating diluted earnings per share. As of December 31, 2014 and 2013 were 69,903 and 71,403 potentially dilutive options outstanding, respectively. There were no outstanding options as of December 31, 2015. In 2014 and 2013 the exercise price on all outstanding options exceeded the average market price for the year.

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance $2.5 million in subordinated debt. (See Note 13) As shown above, the warrants were dilutive for the periods ended December 31, 2015, December 31, 2014 and December 31, 2013.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Company and Bank are required to maintain minimum Tier 1 capital, Common Equity Tier I (CET1) capital, total risked based capital and Tier 1 leverage ratios of 6%, 4.5%, 8% and 4%, respectively.

In July 2013, the federal bank regulatory agencies issued a final rule that revised the risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. The rules became effective as of January 1, 2015. Portions of the new rules have a phase in period. The revised rules will be fully phased in as of January 1, 2019. As of December 31, 2015, the Company and the Bank meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time. The Common Equity Tier I (“CET1”) ratio reflected in the table below as of December 31, 2015 was not applicable in 2014.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

The Company and the Bank exceeded the regulatory capital ratios at December 31, 2015 and 2014, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2015
Risk Based Capital
Tier 1	$33,640	6.0%	$82,512	14.7%	$48,872	8.7%
Total Capital	44,855	8.0%	87,108	15.5%	42,253	7.5%
CET1	25,230	4.5%	82,512	14.7%	57,282	10.2%
Tier 1 Leverage	33,923	4.0%	82,512	9.7%	48,589	5.7%
December 31, 2014
Risk Based Capital
Tier 1	$20,139	4.0%	$77,473	15.4%	$57,334	11.4%
Total Capital	40,279	8.0%	81,605	16.2%	41,326	8.2%
Tier 1 Leverage	32,432	4.0%	77,473	9.6%	45,041	5.6%
The Company:
December 31, 2015
Risk Based Capital
Tier 1	$33,782	6.0%	$86,682	15.4%	$52,900	9.4%
Total Capital	45,043	8.0%	91,278	16.2%	46,235	8.2%
CET1	25,336	4.5%	72,444	12.9%	47,108	8.4%
Tier 1 Leverage	34,021	4.0%	86,682	10.2%	52,661	6.2%
December 31, 2014
Risk Based Capital
Tier 1	$20,210	4.0%	$81,431	16.1%	$61,122	12.1%
Total Capital	40,419	8.0%	85,563	16.9%	45,144	8.9%
Tier 1 Leverage	32,507	4.0%	81,431	10.0%	48,924	6.0%

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

Note 21—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2015	2014
Assets:
Cash on deposit	$2,088	$2,530
Securities purchased under agreement to resell	128	128
Investment securities available-for-sale	417	417
Land held for sale	1,080	1,200
Investment in bank subsidiary	88,538	85,119
Other	1,875	724
Total assets	$94,126	$90,118
Liabilities:
Junior subordinated debentures	$14,964	$15,464
Other	124	126
Total liabilities	15,088	15,590
Shareholders’ equity	79,038	74,528
Total liabilities and shareholders’ equity	$94,126	$90,118

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Income:
Interest and dividend income	$58	$40	$26
Gain on sale of securities	—	—	327
Gain on early extinguishment of debt	130	—	—
Equity in undistributed earnings of subsidiary	4,690	4,510	2,229
Dividend income from bank subsidiary	2,181	1,369	2,316
Total income	7,059	5,919	4,898
Expenses:
Interest expense	446	427	433
Other	792	708	449
Total expense	1,238	1,135	882
Income before taxes	5,821	4,784	4,016
Income tax benefit	(306)	(337)	(121)
Net income	$6,127	$5,121	$4,137

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$6,127	$5,121	$4,137
Adjustments to reconcile net income to net cash (used) provided by operating activities
Equity in undistributed earnings of subsidiary	(4,690)	(4,510)	(2,229)
Gain on sale of securities	—	—	(327)
Gain on early extinguishment of debt	130	—	—
Other-net	63	647	272
Net cash provided by operating activities	1,630	1,258	1,853
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	339
Net cash provided by investing activities	—	—	339
Cash flows from financing activities:
Dividends paid: Common stock	(1,833)	(1,484)	(1,145)
Proceeds from issuance of common stock	229	173	119
Restricted shares surrendered	(98)	—	—
Repayment of long term debt	(370)	—	—
Net cash used in financing activities	(2,072)	(1,311)	(1,026)
Increase (decrease) in cash and cash equivalents	(442)	(53)	1,166
Cash and cash equivalents, beginning of year	2,530	2,583	1,417
Cash and cash equivalents, end of year	$2,088	$2,530	$2,583

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

On February 18, 2015, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the “Consent Order”), which required the Bank to take certain actions with respect to the Bank Secrecy Act and anti-money laundering laws and regulations (collectively referred to as the “BSA”). The Bank took immediate actions to correct and resolve all of the BSA issues included in the Consent Order and, on January 28, 2016, the FDIC advised the Bank that the Consent Order had been terminated.

Note 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2015 and 2014 (dollars in thousands, except per share amounts).

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,203	$7,114	$7,049	$7,283
Net interest income	6,348	6,253	6,204	6,448
Provision for loan losses	148	193	391	406
Gain on sale of securities	84	—	167	104
Income before income taxes	2,169	2,322	1,989	1,923
Net income	1,601	1,679	1,443	1,404
Net income available to common shareholders	1,601	1,679	1,443	1,404
Net income per share, basic	$0.24	$0.26	$0.22	$0.22
Net income per share, diluted	$0.24	$0.25	$0.22	$0.21

2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,078	$6,968	$6,849	$6,403
Net interest income	6,192	6,096	5,947	5,496
Provision for loan losses	179	152	400	150
Gain on sale of securities	80	16	78	8
Income before income taxes	2,063	2,184	1,661	1,195
Net income	1,506	1,552	1,201	862
Net income available to common shareholders	1,506	1,552	1,201	862
Net income per share, basic	$0.23	$0.23	$0.18	$0.14
Net income per share, diluted	$0.22	$0.23	$0.18	$0.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2015. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, is included in Item 8 of this report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 18, 2016.

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

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 18, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no outstanding options as of December 31, 2015.

The additional information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2016 annual meeting of shareholders to be held on May 18, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 18, 2016.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders to be held on May 18, 2016.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2015 and 2014
●	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
●	Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2015, 2014 and 2013
●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
●	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
●	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger between First Community Corporation, SRMS, Inc. and Savannah River Financial Corporation dated August 13, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 14, 2013).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-86258 on Form S-1).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2013).
3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 25, 2008).
4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (included in Exhibits 3.1, 3.2 and 3.3)
10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the period ended December 31, 1998).*
10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the period ended December 31, 2005).*
10.4	Divided Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).*
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015.*
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015.*
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015.*
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015.*
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015.*
10.12	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2011).
10.13	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2011).
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 7, 2011).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

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

Date: March 16,2016	FIRST COMMUNITY CORPORATION
	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date
/s/ Richard K. Bogan Richard K. Bogan	Director	March 16,2016
/s/ Thomas C. Brown Thomas C. Brown	Director	March 16,2016
/s/ Chimin J. Chao Chimin J. Chao	Director	March 16,2016
/s/ Michael C. Crapps Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 16,2016
/s/ Anita B. Easter Anita B. Easter	Director	March 16,2016
/s/ O. A. Ethridge O. A. Ethridge	Director	March 16,2016
/s/ George H. Fann, Jr. George H. Fann, Jr.	Director	March 16,2016
/s/ J. Thomas Johnson J. Thomas Johnson	Director and Vice Chairman of the Board	March 16,2016
/s/ W. James Kitchens, Jr. W. James Kitchens, Jr.	Director	March 16,2016
/s/ J. Randolph potter J. Randolph Potter	Director	March 16,2016
/s/ E. Leland Reynolds E. Leland Reynolds	Director	March 16,2016
/s/ paul s. simon Paul S. Simon	Director	March 16,2016
/s/ Alexander Snipe, Jr. Alexander Snipe, Jr.	Director	March 16,2016
/s/ Roderick M. Todd, Jr. Roderick M. Todd, Jr.	Director	March 16,2016
/s/ Mitchell M. Willoughby Mitchell M. Willoughby	Director and Chairman of the Board	March 16,2016
/s/ Joseph G. Sawyer Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 16,2016

Exhibit List

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.