Form 10-Q
period 2016-03-31
FIRST COMMUNITY CORP /SC/
filed 2016-05-12
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 12, 2016, 6,693,042 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value)	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$9,990	$10,973
Interest-bearing bank balances	15,237	11,375
Federal funds sold and securities purchased under agreements to resell	598	593
Investment securities held-to-maturity	17,327	17,371
Investment securities available-for-sale	266,779	264,687
Other investments, at cost	1,913	1,783
Loans held for sale	2,545	2,962
Loans	494,021	489,191
Less, allowance for loan losses	4,687	4,596
Net loans	489,334	484,595
Property, furniture and equipment - net	30,184	29,929
Land held for sale	1,080	1,080
Bank owned life insurance	20,454	20,301
Other real estate owned	1,484	2,458
Intangible assets	1,337	1,419
Goodwill	5,078	5,078
Other assets	7,069	8,130
Total assets	$870,409	$862,734
LIABILITIES
Deposits:
Non-interest bearing	$163,383	$156,247
Interest bearing	558,853	559,904
Total deposits	722,236	716,151
Securities sold under agreements to repurchase	20,697	21,033
Federal Home Loan Bank advances	24,432	24,788
Junior subordinated debt	14,964	14,964
Other liabilities	6,469	6,760
Total liabilities	788,798	783,696
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,693,042 at March 31, 2016 6,690,551 at December 31, 2015	6,693	6,690
Common stock warrants issued	46	46
Nonvested restricted stock	(490)	(297)
Additional paid in capital	75,786	75,761
Accumulated deficit	(3,051)	(3,992)
Accumulated other comprehensive income	2,627	830
Total shareholders’ equity	81,611	79,038
Total liabilities and shareholders’ equity	$870,409	$862,734

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2016	2015
Interest and dividend income:
Loans, including fees	$5,681	$5,874
Investment securities - taxable	948	1,002
Investment securities – non taxable	485	380
Federal funds sold and securities purchased under resale agreements	14	6
Other	9	21
Total interest income	7,137	7,283
Interest expense:
Deposits	448	426
Federal funds sold and securities sold under agreement to repurchase	10	8
Other borrowed money	342	401
Total interest expense	800	835
Net interest income	6,337	6,448
Provision for loan losses	140	406
Net interest income after provision for loan losses	6,197	6,042
Non-interest income:
Deposit service charges	347	347
Mortgage banking income	665	735
Investment advisory and non-deposit commissions	291	296
Gain on sale of securities	59	104
Gain on sale of other assets	3	4
Loss on early extinguishment of debt	—	(103)
Other	724	598
Total non-interest income	2,089	1,981
Non-interest expense:
Salaries and employee benefits	3,751	3,565
Occupancy	559	485
Equipment	429	402
Marketing and public relations	94	226
FDIC Assessment	138	138
Other real estate expense	51	154
Amortization of intangibles	83	103
Other	1,237	1,027
Total non-interest expense	6,342	6,100
Net income before tax	1,944	1,923
Income taxes	476	519
Net income	$1,468	$1,404

Basic earnings per common share	$0.22	$0.22
Diluted earnings per common share	$0.22	$0.21

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2016	2015

Net income	$1,468	$1,404

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax of $946 and $495, respectively	1,836	962

Less: Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $20 and $35, respectively	(39)	(69)

Other comprehensive income	1,797	893
Comprehensive income	$3,265	$2,297

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Three Months ended March 31, 2016 and March 31, 2015

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income	Total
Balance December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						1,404		1,404
Other comprehensive income net of tax of $460							893	893
Issuance of restricted stock	13	13		137	(150)			—
Amortization of compensation on restricted stock					129			129
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.07 per share)						(457)		(457)
Dividend reinvestment plan	5	5		46				51
Balance March 31, 2015	6,684	$6,684	$46	$75,687	$(694)	$(7,339)	$2,164	$76,548

Balance December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						1,468		1,468
Other comprehensive income net of tax of $926							1,797	1,797
Issuance of restricted stock	22	22		268	(290)			—
Amortization of compensation on restricted stock					97			97
Shares retired	(26)	(26)		(327)				(353)
Issuance of common stock	1	1		13				14
Dividends: Common ($0.08 per share)						(527)		(527)
Dividend reinvestment plan	6	6		71				77
Balance March 31, 2016	6,693	$6,693	$46	$75,786	$(490)	$(3,051)	$2,627	$81,611

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$1,468	$1,404
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	325	297
Premium amortization	976	936
Provision for loan losses	140	406
Write-down of other real estate owned	5	90
Gain on sale of other real estate owned	(3)	(4)
Origination of loans held-for-sale	(18,184)	(23,701)
Sale of loans held-for-sale	18,601	22,379
Amortization of intangibles	83	103
Accretion on acquired loans	(235)	(509)
Gain on sale of securities	(59)	(104)
Loss on extinguishment of debt	—	103
(Increase) Decrease in other assets	(5)	1,461
Decrease in other liabilities	(290)	(1,711)
Net cash provided from operating activities	2,822	1,150
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(20,362)	(5,436)
Purchase of investment securities held-to-maturity	—	(2,142)
Maturity/call of investment securities available-for-sale	8,614	9,643
Proceeds from sale of securities available-for-sale	11,479	6,955
Proceeds from sale of other securities	—	304
Increase in loans	(4,668)	(10,382)
Proceeds from sale of other real estate owned	981	185
Purchase of property and equipment	(580)	(1,170)
Net cash used in investing activities	(4,536)	(2,043)
Cash flows from financing activities:
Increase in deposit accounts	6,085	25,035
Decrease in securities sold under agreements to repurchase	(336)	(699)
Advances from the Federal Home Loan Bank	30,500	8,500
Repayment of advances from Federal Home Loan Bank	(30,861)	(9,858)
Issuance of common stock	14	—
Shares retired	(353)	—
Dividends paid: Common Stock	(527)	(457)
Dividend reinvestment plan	77	51
Net cash provided from financing activities	4,599	22,572
Net increase in cash and cash equivalents	2,885	21,679
Cash and cash equivalents at beginning of period	22,940	22,532
Cash and cash equivalents at end of period	$25,825	$44,211
Supplemental disclosure:
Cash paid during the period for:
Interest	$782	$865
Income taxes	$50	$935
Non-cash investing and financing activities:
Unrealized gain on securities	$1,797	$893
Transfer of loans to foreclosed property	$11	$75

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at March 31, 2016 and December 31, 2015, and the Company’s results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2015 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months
	ended March 31,
	2016	2015
Numerator (Net income available to common shareholders)	$1,468	$1,404
Denominator
Weighted average common shares outstanding for:
Basic shares	6,573	6,522
Dilutive securities:
Deferred compensation	36	20
Warrants/Restricted stock -Treasury stock method	142	123
Diluted shares	6,751	6,665
The average market price used in calculating assumed number of shares	$13.64	$11.42

There were no options outstanding as of March 31, 2016. At March 31, 2015, there were 8,903 outstanding options at an average exercise price of $14.21. None of these options had an exercise price below the average market price of $11.42 for the three-month period ended March 31, 2015, and, therefore, they were not deemed to be dilutive.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. At March 31, 2016 there were 97,180 warrants outstanding. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 138,000 restricted shares under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at March 31, 2016 for non-vested shares amounts to $490 thousand.

In 2006 the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At March 31, 2016 and 2014 there were 97,441 units in the plan. The accrued liability at March 31, 2016 amounted to $892 and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
US Treasury securities	$1,545	$19	$—	$1,564
Government sponsored enterprises	952	71	—	1,023
Mortgage-backed securities	148,382	1,468	395	149,455
Small Business Administration pools	57,360	450	383	57,427
State and local government	53,330	2,693	7	56,016
Corporate and other securities	1,349	—	55	1,294
	$262,918	$4,701	$840	$266,779
December 31, 2015:
US Treasury securities	$1,547	$—	$25	$1,522
Government sponsored enterprises	950	42	—	992
Mortgage-backed securities	146,935	498	1,172	146,261
Small Business Administration pools	57,474	355	501	57,328
State and local government	55,294	2,037	36	57,295
Corporate and other securities	1,349	—	60	1,289
	$263,549	$2,932	$1,794	$264,687

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
State and local government	$17,327	$479	$—	$17,806
	$17,327	$479	$—	$17,806
December 31, 2015:
State and local government	$17,371	$211	$27	$17,555
	$17,371	$211	$27	$17,555

During the three months ended March 31, 2016 and March 31, 2015, the Company received proceeds of $11.5 million and $7.0 million, respectively, from the sale of investment securities available-for-sale, amounting to gross gains of $58.8 thousand and $104.1 thousand in earnings for each respective period. There were no gross losses from the sale of investment securities for the three months ended March 31, 2016 and March 31, 2015.

At March 31, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $817.2 thousand, foreign debt of $60.2 thousand, and corporate preferred stock in the amount of $416.8 thousand. At December 31, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $812.0 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.9 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively.

Note 3—Investment Securities – continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2016 and December 31, 2015. There were no held-to-maturity securities with gross unrealized losses at March 31, 2016.

	Less than 12 months		12 months or more		Total
March 31, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$36,214	$206	$11,957	$185	$48,171	$391
Small Business Administration pools	9,732	71	23,603	312	33,335	383
Non-agency mortgage-backed securities	165	1	274	3	439	4
State and local government	—	—	853	7	853	7
Corporate bonds and other	—	—	817	55	817	55
Total	$46,111	$278	$37,504	$562	$83,615	$840

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,522	$25	$—	$—	$1,522	$25
Government Sponsored Enterprise mortgage-backed securities	69,112	731	17,593	439	86,705	1,170
Small Business Administration pools	13,386	153	25,709	348	39,095	501
Non-agency mortgage-backed securities	—	—	186	2	186	2
State and local government	1,461	8	1,362	28	2,823	36
Corporate bonds and other	—	—	812	60	812	60
Total	$85,481	$917	$45,662	$877	$131,143	$1,794

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$3,473	$24	$444	$3	$3,917	$27
Total	$3,473	$24	$444	$3	$3,917	$27

Note 3—Investment Securities - continued

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $147.9 million and $146.9 million and approximate fair value of $148.9 million and $146.3 million at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2016.

Non-agency Mortgage-Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2016 with an amortized cost of $519.6 thousand and approximate fair value of $516.7 thousand. The Company held PLMBSs, including CMOs, at December 31, 2015 with an amortized cost of $554.8 thousand and approximate fair value of $556.3 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2016 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,155	$4,196	$—	$—
Due after one year through five years	154,676	156,292	5,011	5,100
Due after five years through ten years	92,339	94,572	12,316	12,706
Due after ten years	11,748	11,719	—	—
	$262,918	$266,779	$17,327	$17,806

Note 4—Loans

Loans summarized by category as of March 31, 2016, December 31, 2015 and March 31, 2015 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Commercial, financial and agricultural	$39,092	$37,809	$32,569
Real estate:
Construction	39,311	35,829	36,080
Mortgage-residential	47,768	49,077	49,838
Mortgage-commercial	329,093	326,978	294,108
Consumer:
Home equity	30,419	30,906	33,511
Other	8,338	8,592	8,195
Total	$494,021	$489,191	$454,301

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2016 and March 31, 2015 and for the year ended December 31, 2015 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	—	(45)	—	(18)	—	(63)
Recoveries	2	—	2	6	1	3	—	14
Provisions	(4)	6	12	4	(41)	4	159	140
Ending balance March 31, 2016	$73	$57	$237	$2,001	$87	$26	$2,206	$4,687

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$3	$—	$—	$—	$3

Collectively evaluated for impairment	73	57	237	1,998	87	26	2,206	4,684

March 31, 2016 Loans receivable:
Ending balance-total	$39,092	$39,311	$47,768	$329,093	$30,419	$8,338	$—	$494,021

Ending balances:
Individually evaluated for impairment	3	—	877	7,165	—	—	—	8,045

Collectively evaluated for impairment	$39,089	$39,311	$46,891	$321,928	$30,419	$8,338	$—	$485,976

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(56)	—	—	(291)	—	(11)	—	(358)
Recoveries	2	—	1	4	1	64	—	72
Provisions	197	89	63	295	(14)	(39)	(185)	406
Ending balance March 31, 2015	$210	$134	$243	$1,580	$121	$58	$1,906	$4,252

Ending balances:
Individually evaluated for impairment	$—	$—	$4	$3	$—	$—	$—	$7

Collectively evaluated for impairment	210	134	239	1,577	121	58	1,906	4,245

March 31, 2015
Loans receivable:
Ending balance-total	$32,569	$36,080	$49,838	$294,108	$33,511	$8,195	$—	$454,301

Ending balances:
Individually evaluated for impairment	—	—	1,066	6,740	91	—	—	7,897

Collectively evaluated for impairment	$32,569	$36,080	$48,772	$287,368	$33,420	$8,195	$—	$446,404

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(69)	—	(50)	(626)	—	(62)	—	(807)
Recoveries	6	—	7	33	3	84	—	133
Provisions	71	6	87	1,057	(10)	(29)	(44)	1,138
Ending balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$—	$—	$—	$—	$3

Collectively evaluated for impairment	75	51	220	2,036	127	37	2,047	4,593

December 31, 2015
Loans receivable:
Ending balance-total	$37,809	$35,829	$49,077	$326,978	$30,906	$8,592	$—	$489,191

Ending balances:
Individually evaluated for impairment	9	—	848	5,620	—	—	—	6,477

Collectively evaluated for impairment	$37,800	$35,829	$48,229	$321,358	$30,906	$8,592	$—	$482,714

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests amounted to $8.7 million and $9.5 million at March 31, 2016 and March 31, 2015, respectively. Repayments on these loans during the three months ended March 31, 2016 were $163.7 thousand and there were no new loans made. Repayments on these loans during the three months ended March 31, 2015 were $961.5 thousand and loans made amounted to $871.7 thousand. Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

Note 4—Loans-continued

The following table presents at March 31, 2016 and December 31, 2015 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	March 31,	December 31,
	2016	2015
Total loans considered impaired	$8,045	$6,477
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	48	49
Related allowance	3	3
Loans considered impaired and previously written down to fair value	7,999	6,428
Average impaired loans	12,771	9,518

The following tables are by loan category and present at March 31, 2016, December 31, 2015 and March 31, 2015 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2016	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$3	$3	$—	$8	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	829	859	—	1,049	1
Mortgage-commercial	7,165	9,902	—	11,665	25
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	48	48	3	49	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	3	3	—	8	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	877	907	3	1,098	1
Mortgage-commercial	7,165	9,902	—	11,665	25
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$8,045	$10,812	$3	$12,771	$26

Note 4—Loans-continued

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2015	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,014	1,157	—	1,266	1
Mortgage-commercial	6,492	7,995	3	8,584	30
Consumer:
Home Equity	91	97	—	97	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	52	52	4	52	—
Mortgage-commercial	248	248	3	250	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,066	1,209	4	1,318	1
Mortgage-commercial	6,740	8,243	3	8,834	30
Consumer:
Home Equity	91	97	—	97	—
Other	—	—	—	—	—
	$7,897	$9,549	$7	$10,249	$31

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$9	$9	$—	$13	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	799	874	—	1,082	1
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	49	49	3	51	3
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	9	9	—	13	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	848	923	3	1,133	4
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$6,477	$8,480	$3	$9,518	$64

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of March 31, 2016 and December 31, 2015, no loans were classified as doubtful.

Note 4—Loans-continued

(Dollars in thousands)
March 31, 2016		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$38,848	$241	$3	$—	$39,092
Real estate:
Construction	38,856	455	—	—	39,311
Mortgage – residential	45,756	838	1,174	—	47,768
Mortgage – commercial	313,127	6,870	9,096	—	329,093
Consumer:
Home Equity	30,074	176	169	—	30,419
Other	8,335	1	2	—	8,338
Total	$474,996	$8,581	$10,444	$—	$494,021

(Dollars in thousands)
December 31, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$37,501	$299	$9	$—	$37,809
Real estate:
Construction	35,374	455	—	—	35,829
Mortgage – residential	46,580	1,378	1,119	—	49,077
Mortgage – commercial	310,367	7,555	9,056	—	326,978
Consumer:
Home Equity	30,587	180	139	—	30,906
Other	8,587	1	4	—	8,592
Total	$468,996	$9,868	$10,327	$—	$489,191

At March 31, 2016 and December 31, 2015, non-accrual loans totaled $6.0 million and $4.8 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2016 and December 31, 2015 amounted to $2.0 million and $1.6 million, respectively. TDRs in non-accrual status at both March 31, 2016 and December 31, 2015 amounted to $1.8 million.

Loans greater than 90 days delinquent and still accruing interest were $32.2 thousand as of March 31, 2016. There were no loans greater than 90 days delinquent and still accruing interest as of December 31, 2015.

Note 4—Loans-continued

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

In conjunction with the acquisition of Savannah River Financial Corporation of Augusta, Georgia, the bank holding company for Savannah River Banking Company (“Savannah River”) on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240

Note 4—Loans-continued

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2016 and March 31, 2015 follows (in thousands):

(Dollars in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Accretable yield, beginning of period	$92	$75
Additions	—	—
Accretion	(42)	(437)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	390
Other changes, net	—	—
Accretable yield, end of period	$50	$28

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2016 and December 31, 2015:

(Dollars in thousands) March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$7	$—	$—	$3	$10	$39,082	$39,092
Real estate:
Construction	—	499	—	—	499	38,812	39,311
Mortgage-residential	211	13	24	829	1,077	46,691	47,768
Mortgage-commercial	730	367	—	5,181	6,278	322,815	329,093
Consumer:
Home equity	204	30	8	—	242	30,177	30,419
Other	20	10	—	—	30	8,308	8,338
Total	$1,172	$919	$32	$6,013	$8,136	$485,885	$494,021

(Dollars in thousands) December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$5	$—	$—	$9	$14	$37,795	$37,809
Real estate:
Construction	—	—	—	—	—	35,829	35,829
Mortgage-residential	126	195	—	799	1,120	47,957	49,077
Mortgage-commercial	1,180	290	—	4,031	5,501	321,477	326,978
Consumer:
Home equity	135	—	—	—	135	30,771	30,906
Other	4	4	—	—	8	8,584	8,592
Total	$1,450	$489	$—	$4,839	$6,778	$482,413	$489,191

Note 4—Loans-continued

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. As shown in the table below, one loan was determined to be a TDR during the three months ended March 31, 2016. The loan was modified to extend the term of the loan due to financial hardship of the borrower. There were no loans determined to be TDRs that were restructured during the three-month period ended March 31, 2015.

Troubled Debt Restructurings	For the three months ended March 31, 2016
(Dollars in thousands)

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Accrual
Mortgage-Commercial	1	$413	$413
Total Accrual	1	$—	$—

Total TDRs	1	$413	$413

The following table, by loan category, presents loans determined to be TDRs in the twelve month period preceding March 31, 2015 that subsequently defaulted during the three month period ended March 31, 2015. During the three month period ended March 31, 2016, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

Note 5 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the FASB amended the Equity Method and Joint Ventures topic of the Accounting Standards Codification. The amendments provide criteria that must be met in order to apply a proportional amortization method to Low-Income Housing Tax Credit investments and provide guidance on the method used to amortize the investment, the impairment approach, and the eligibility criteria for entities that have other arrangements (e.g., loans) with the limited liability entity. The amendments were effective for the Company for new investments in qualified affordable housing projects for interim and annual periods beginning after December 15, 2014. The Company continues to use the effective yield method for existing investments in qualified affordable housing projects. These amendments did not have a material effect on its financial statements.

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

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments became effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 The Company does not expect these amendments to have a material effect on its financial statements.

5 - Recently Issued Accounting Pronouncements-continued

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance which provides guidance to customers about whether a cloud computing arrangement includes a software license. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2015, the FASB issued guidance which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017 The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In September 2015, the FASB amended the Business Combinations topic of the Accounting Standards Codification to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All entities are required to apply the amendments prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not expect these amendments to have a material effect on its financial statements.

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

5 - Recently Issued Accounting Pronouncements-continued

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.- The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Liabilities topic of the Accounting Standards Codification to address the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effectiveto each period presented. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Derivatives and Hedging topic of the Accounting Standards Codification to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.- The Company will apply the guidance prospectively to each period presented. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Derivatives and Hedging topic of the Accounting Standards Codification to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will apply the guidance using a modified retrospective transition to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Investments—Equity Method and Joint Ventures topic of the Accounting Standards Codification to eliminate the requirement to retroactively adopt the equity method of accounting. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company will apply the guidance prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Company does not expect these amendments to have a material effect on its financial statements

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6 – Fair Value of Financial Instruments - continued

Other Real Estate Owned (“OREO”) - OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management’s estimation of the collateral and is considered a Level 3 measurement.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$25,825	$25,825	$25,825	$—	$—
Held-to-maturity securities	17,327	17,806	—	17,806	—
Available-for-sale securities	266,779	266,779	817	265,545	417
Other investments, at cost	1,913	1,913	—	—	1,913
Loans held for sale	2,545	2,545	—	2,545	—
Net loans receivable	494,021	488,856	—	480,814	8,042
Accrued interest	2,681	2,681	2,681	—	—
Financial liabilities:
Non-interest bearing demand deposits	$163,383	$163,383	$—	$163,383	$—
NOW and money market accounts	317,980	317,980	—	317,980	—
Savings	64,007	64,007	—	64,007	—
Time deposits	176,866	177,054	—	177,054	—
Total deposits	722,236	722,424	—	722,424	—
Federal Home Loan Bank Advances	24,432	25,925	—	25,925	—
Short term borrowings	20,697	20,697	—	20,697	—
Junior subordinated debentures	14,964	15,006	—	15,006	—
Accrued interest payable	670	670	670	—	—

	December 31, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,941	$22,941	$22,941	$—	$—
Held-to-maturity securities	17,371	17,555	—	17,555	—
Available-for-sale securities	264,687	264,687	812	263,458	417
Other investments, at cost	1,783	1,783	—	—	1,783
Loans held for sale	2,962	2,962	—	2,962	—
Net loans receivable	484,595	484,669	—	478,195	6,474
Accrued interest	2,877	2,877	2,877	—	—
Financial liabilities:
Non-interest bearing demand deposits	$156,247	$156,247	$—	$156,247	$—
NOW and money market accounts	318,308	318,308	—	318,308	—
Savings	60,699	60,699	—	60,699	—
Time deposits	180,897	181,325	—	181,325	—
Total deposits	716,151	716,579	—	716,579	—
Federal Home Loan Bank Advances	24,788	25,841	—	25,841	—
Short term borrowings	21,033	21,033	—	21,033	—
Junior subordinated debentures	14,964	14,954	—	14,954	—
Accrued interest payable	652	652	652	—	—

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2016 and December 31, 2015 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2016 or December 31, 2015 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,564	$—	$1,564	$—
Government sponsored enterprises	1,023	—	1,023	—
Mortgage-backed securities	149,455	—	149,455	—
Small Business Administration pools	57,427	—	57,427	—
State and local government	56,016	—	56,016	—
Corporate and other securities	1,294	817	60	417
Total	$266,779	$817	$265,545	$417

(Dollars in thousands)

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,522	$—	$1,522	$—
Government sponsored enterprises	992	—	992	—
Mortgage-backed securities	146,261	—	146,261	—
Small Business Administration pools	57,328	—	57,328	—
State and local government	57,295	—	57,295	—
Corporate and other securities	1,289	812	60	417
Total	$264,687	$812	$263,458	$417

Note 6 – Fair Value of Financial Instruments - continued

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2016 and March 31, 2015 that are measured on a recurring basis.

	March 31,
	2016	2015
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	—	—

Transfers in and/or out of Level 3	—	—
Ending Balance	$417	$417

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2016 and December 31, 2015 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3	$—	$—	$3
Real estate:
Mortgage-residential	874	—	—	874
Mortgage-commercial	7,165	—	—	7,165
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	8,042	—	—	8,042
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	156	—	—	156
Mortgage-commercial	1,052	—	—	1,052
Total other real estate owned	1,484	—	—	1,484
Total	$9,526	$—	$—	$9,526

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$9	$—	$—	$9
Real estate:
Mortgage-residential	845	—	—	845
Mortgage-commercial	5,620	—	—	5,620
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	6,474	—	—	6,474
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	191	—	—	191
Mortgage-commercial	1,991	—	—	1,991
Total other real estate owned	2,458	—	—	2,458
Total	$8,932	$—	$—	$8,932

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $8.0 million and $6.5 million as of March 31, 2016 and December 31, 2015, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$1,484	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$8,042	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,458	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,474	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
Dollars in thousands	2016	2015
Non-interest bearing demand deposits	$163,383	$156,247
NOW and money market accounts	317,980	318,308
Savings	64,007	60,699
Time deposits	176,866	180,897
Total deposits	$722,236	$716,151

As of March 31, 2016 and December 31, 2015, the Company had time deposits greater than $250,000 of $20.8 million and $21.2 million, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;

•	changes in accounting standards, policies, estimates, practices and procedures;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2015 Annual Report on Form 10-K as filed with the SEC. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2016 as compared to the three-month period ended March 31, 2015 and also analyzes our financial condition as of March 31, 2016 as compared to December 31, 2015. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

On March 16, 2016, First Community Bank, the subsidiary of First Community Corporation, announced that it was expanding its loan production office in the Greenville, South Carolina market with the addition of three new commercial bankers.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2016 and our notes included in the consolidated financial statements in our 2015 Annual Report on Form 10-K as filed with the SEC.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At March 31, 2016 and December 31, 2015, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Net Income

Our net income for the three months ended March 31, 2016 was $1.5 million, or $0.22 diluted earnings per common share, as compared to $1.4 million, or $0.21 diluted earnings per common share, for the three months ended March 31, 2015. The slight increase in net income between the two periods is primarily due to a $266 thousand decrease in the provision for loan losses from $406 thousand in the three months ended March 31, 2015 to $140 thousand in the same period of 2016. Net interest income decreased $111 thousand for the quarter ended March 31, 2016 as compared to the same period 2015. As discussed below, the net interest income in the three months ended March 31, 2015 was positively impacted by two pay-offs on purchased impaired loans. Average earning assets increased by $48.1 million in the first quarter of 2016 as compared to the same period in 2015. Average earning assets were $744.0 million during the three months ended March 31, 2015 as compared to $792.1 million during the three months ended March 31, 2016. The net interest margin on a tax equivalent basis decreased to 3.33% during the first quarter of 2016 as compared to 3.62% during the first quarter of 2015.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2016 and 2015, along with average balances and the related interest income and interest expense amounts.

Net interest income was $6.3 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively. Interest rates over the last several years have remained at historically low levels, and this trend continued in the first quarter of 2016. Our tax equivalent net interest margin decreased by 29 basis points from 3.62% at March 31, 2015 to 3.33% at March 31, 2016. The net interest margin was positively impacted during the first quarter of 2015 as a result of two pay-offs on purchased credit impaired loans. These two payoffs accounted for approximately $420 thousand (22 basis points) in our taxable equivalent net-interest margin. Excluding the impact of these payoffs, our taxable equivalent net interest margin would have been approximately 3.40% for the three month period ended March 31, 2015. The yield on earning assets for the three months ended March 31, 2016 and 2015 was 3.62% and 3.97%, respectively. The cost of interest-bearing liabilities during the first three months of 2016 was 0.52% as compared to 0.57% in the same period of 2015. For the three months ended March 31, 2015, loans averaged 60.6% of average earning assets as compared to 62.1% in the same period of 2016. The yield on loans decreased 64 basis points in the first quarter of 2016 (4.64%) as compared to the same period in 2015 (5.28%). Absent the two payoffs mentioned above, the yield on loans for the period ended March 31, 2015 would have been approximately 4.85%. The yield on our securities portfolio remained relatively flat from 2.02% for the three months ended March 31, 2015 to 2.03% for the same period in 2016. Our cost of funds was 0.52% for the three months ended March 31, 2016 as compared to 0.57% for the three months ended March 31, 2015. During the first quarter of 2016, deposit account funding, excluding time deposits, represented 75.1% of total average deposits. For the first quarter of 2015, funding from these lower cost deposit sources represented 71.1% of total deposits on average.

Provision and Allowance for Loan Losses

At March 31, 2016 and December 31, 2015, the allowance for loan losses was $4.7 million, or 0.95% of total loans (excluding loans held for sale), and $4.6 million, or 0.94% of total loans (excluding loans held for sale), respectively. No allowance for loan losses related to the Savannah River acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. There have been no material adjustments to our original fair value assumptions since the acquisition date. At March 31, 2016 and December 31, 2015, the allowance for loan losses plus the remaining fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.12% and 1.15%, respectively. Our provision for loan losses was $140 thousand and $406 thousand for the three months ended March 31, 2016 and 2015, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 5.84%, 3.40% and 0.08%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance.

Our loan portfolio consists of a large percentage of real estate secured loans. Real estate values continue to be adversely impacted as a result of the economic downturn that began in late 2007. Impaired values of the underlying real estate collateral as well as continued slowdown in both residential and commercial real estate sales impacts our ability to sell collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $7.5 million (0.86% of total assets) at March 31, 2016 as compared to $7.3 million (0.85% of total assets) at December 31, 2015. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 42 loans, totaling $6.0 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2016. The two largest loans included in non-accrual status are in the amount of $1.1 million and $1.0 million, respectively. The first of these is secured by a first mortgage on developed lots to be sold for residential use. The second loan is secured by a first lien on a hotel property that is currently operational. The average balance of the remaining 40 loans is approximately $100 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At March 31, 2016, we had loans totaling $2.1 million that were delinquent 30 days to 89 days representing 0.42% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified one loan relationship in the aggregate amount of $422 thousand that is current as to principal and interest and not included in non-performing assets that could represent a potential problem loan. This loan is secured by a first lien on commercial real estate property. This balance is included as a substandard loan in Note 4 of the financial statements.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Average loans outstanding (including loans held for sale)	$492,219	$450,988
Loans outstanding at period end	$494,021	$454,301
Non-performing assets:
Nonaccrual loans	$6,013	$5,943
Loans 90 days past due still accruing	32	—
Foreclosed real estate	1,484	2,748
Repossessed-other	—	—
Total non-performing assets	$7,529	$8,691

Beginning balance of allowance	$4,596	$4,132
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	—	56
Non-residential real estate	45	291
Home equity	18	—
Commercial	—	—
Installment & credit card	—	11
Total loans charged-off	63	358
Recoveries:
1-4 family residential mortgage	2	1
Non-residential real estate	6	4
Home equity	1	1
Commercial	2	2
Installment & credit card	3	64
Total recoveries	14	72
Net loan charge offs (recoveries)	49	286
Provision for loan losses	140	406
Balance at period end	$4,687	$4,252

Net charge -offs to average loans	.01%	.06%
Allowance as percent of total loans	0.95%	0.94%
Non-performing assets as % of total assets	0.87%	1.04%
Allowance as % of non-performing loans	77.5%	71.5%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2016		December 31, 2015
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$73	7.9%	$75	7.7%
Real Estate – Construction	57	8.0%	51	7.3%
Real Estate Mortgage:
Commercial	2,001	66.6%	2,036	66.9%
Residential	237	9.7%	223	10.0%
Consumer:
Home Equity	87	6.1%	127	6.3%
Other	26	1.7%	37	1.8%
Unallocated	2,206	N/A	2,047	N/A
Total	$4,687	100.0%	$4,596	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2016 was $2.1 million as compared to $2.0 million during the same period in 2015. Mortgage banking income decreased $70 thousand, primarily resulting from the loss of one of our producers due to his resignation during the quarter. Investment advisory and commissions on sale of non-deposit investment products remained relatively flat in the first quarter of 2016 and totaled $291 thousand as compared to $296 thousand in the same period in 2015. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. In the mortgage banking area, we continue to seek to hire skilled producers. We also continue to put a significant emphasis on increasing the recurring investment advisory and commission revenue by increasing total assets under management. During the first quarter of 2015, we sold $7.0 million in MBSs that resulted in a gain of $104 thousand. This compares to gains on sales of investment securities of $59 thousand during the first quarter of 2016. The 2015 gains were substantially offset by a $103 thousand loss on the early payoff of $2.7 million in FHLB advances. Non-interest income “Other” increased by $126 thousand during the three months ended March 31, 2016, which was primarily due to an increase in ATM/debit card interchange fees of $42 thousand, a $27 thousand increase in rental income resulting from fully renting excess space in our Augusta office and a $47 thousand increase in bank owned life insurance income.

Total non-interest expense increased $242 thousand in first quarter of 2016 as compared to the same quarter in 2015 at $6.3 million and $6.1 million, respectively. Salary and benefit expense increased $186 thousand from $3.6 million in the first quarter of 2015 to $3.8 million in the first quarter of 2016. This increase is primarily a result of the addition normal salary adjustments, the addition of the new Greenville loan production office staff as well as increased medical benefit premiums. At March 31, 2016 and 2015, we had 193 and 185 full time equivalent employees, respectively. Occupancy expense increased $74 thousand in the first quarter of 2016 as compared to the first quarter of 2015. The increase in occupancy expense relates to repair costs associated with the fourth quarter 2015 flooding and rain that were not previously identified and determined not to be covered by insurance in the approximate amount of $50 thousand. Marketing and public relations expense decreased from $226 thousand in the first quarter of 2015 to $94 thousand in the first quarter of 2016. The timing of a media campaigns impact the recognition of marketing expense and, in 2015, these costs were primarily incurred in the first quarter. It is expected that we will have these higher media costs in the latter part of the second and third quarters of 2016. Other real estate expense decreased $104 thousand in the first quarter of 2016 as compared to the same period in 2015. This reflects the overall decrease in the level of our repossessed real estate assets between the two periods. Non-interest expense “Other” increased by $211 thousand in the first quarter of 2016 as compared to the same period in 2015. This increase is a result of $64 thousand in costs associated with the mass reissue of our debit cards to implement the new EMV (chip) card. Prior to the reissue, we also had higher levels of fraud activity on our card base in the first quarter of 2016 as compared to the same period in 2015. The higher level of losses in the first quarter of 2016 accounted for approximately $38 thousand of the “Other” non-interest expense increase. We believe this higher level of “chip” card technology will ultimately reduce the level of fraud activity on debit cards. Also included in the increase of “Other” non-interest expense were costs of approximately $23 thousand related to converting our current bill pay system to another vendor. This conversion is expected to become effective in the second quarter of 2016.

The following is a summary of the components of other non-interest expense for the periods indicated:

(In thousands)	Three months ended
	March 31,
	2016	2015
Data processing	$278	$139
Supplies	46	25
Telephone	89	85
Courier	23	21
Correspondent services	54	57
Insurance	71	68
Postage	48	49
Legal and professional fees	156	151
Loss on limited partnership interest	35	41
Director fees	111	109
Shareholder expense	35	39
Other	291	243
	$1,237	$1,027

Income Tax Expense

Our effective tax rate was 24.5% and 27.0% in the first quarter of 2016 and 2015, respectively. This decrease primarily relates to the increase in the amount of bank owned life insurance (“BOLI”) holdings between the two periods. Income recorded on these BOLI holdings is exempt from federal tax. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 26.0% to 27.0% throughout the remainder of 2016.

Financial Position

Assets totaled $870.4 million at March 31, 2016 as compared to $862.7 million at December 31, 2015, an increase of $7.7 million. Loans increased by approximately $4.8 million during the quarter ended March 31, 2016. Loans (excluding loans held for sale) at March 31, 2016 were $494.0 million as compared to $489.2 million at December 31, 2015. Total loan production was $26.4 million during the first quarter of 2016. At March 31, 2016 and December 31, 2015, loans (excluding loans held for sale) accounted for 61.9% and 62.1% of earning assets, respectively. The loan-to-deposit ratio at March 31, 2016 was 68.8% as compared to 68.7% at December 31, 2015. Investment securities increased to $286.0 million at March 31, 2016 from $283.8 million at December 31, 2015. Deposits increased $6.0 million at March 31, 2016 as compared to December 31, 2015. Pure deposits (deposits less time deposits) represented 75.5% of total deposits as of March 31, 2016 as compared to 74.7% at December 31, 2015. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Deposits were $722.2 million at March 31, 2016 as compared to $716.2 million at December 31, 2015. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic cycle as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(In thousands)	March 31,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$39,092	7.9%	$37,809	7.7%
Real estate:
Construction	39,311	8.0%	35,829	7.3%
Mortgage – residential	47,768	9.7%	49,077	10.0%
Mortgage – commercial	329,093	66.6%	326,978	66.9%
Consumer:
Home Equity	30,419	6.1%	30,906	6.3%
Other	8,338	1.7%	8,592	1.8%
Total gross loans	494,021	100.0%	489,191	100.0%
Allowance for loan losses	(4,687)		(4,596)
Total net loans	$489,334		$484,595

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2016 and December 31, 2015 over twelve months.

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	March 31, 2016	December 31, 2015
+200bp	1.68%	1.61%
+100bp	1.18%	0.89%
Flat	—	—
-100bp	-4.08%	-3.55%
-200bp	-6.27%	-9.19%

The decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. At the current historically low interest rate levels, we believe that a downward shift of 200 basis points across the entire yield curve is unlikely.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2016, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 3.49% as compared to (0.07%) at December 31, 2015.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 32.5% of total assets at March 31, 2016. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At March 31, 2016, the amount of certificates of deposits of $100 thousand or more represented 9.5% of total deposits and the amount of certificates of deposits of $250 thousand or more represented 2.9% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2016, we had issued commitments to extend credit of $77 million, including $31 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.4% of total assets at March 31, 2016 and 9.2% at December 31, 2015. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2016. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations ‒ which are organizations with $250 billion or more in total consolidated assets, with $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The new regulatory capital rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019.

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

  a new Common Equity Tier 1 risk-based capital ratio of 4.5%;
  a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
  a total risk-based capital ratio of 8% (unchanged from former requirements); and
  a leverage ratio of 4% (also unchanged from the former requirement).

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out from the inclusion of AOCI in Common Equity Tier 1 capital.

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 14.8%, and 15.6%, respectively, at March 31, 2016 as compared to 9.7%, 14.7%, and 15.5%, respectively, at December 31, 2015. The Bank’s CET1 ratio at March 31, 2016 was 14.8% and 14.7% at December 31, 2015. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 15.4%, and 16.2%, respectively at March 31, 2016 as compared to 10.2%, 15.4% and 16.2%, respectively at December 31, 2015. The Company’s CET1 ratio at March 31, 2016 and December 31, 2015 was 12.9%. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$492,219	$5,681	4.64%	$450,988	$5,874	5.28%
Securities:	283,920	1,433	2.03%	277,308	1,382	2.02%
Other short-term investments	16,001	23	0.58%	15,733	27	0.70%
Total earning assets	792,140	7,137	3.62%	744,029	7,283	3.97%
Cash and due from banks	10,836			11,396
Premises and equipment	30,096			29,076
Intangibles	6,455			6,381
Other assets	30,600			26,587
Allowance for loan losses	(4,648)			(4,240)
Total assets	$865,479			$813,229
Interest-bearing liabilities
Interest-bearing transaction accounts	150,458	46	0.12%	132,997	39	0.12%
Money market accounts	165,631	109	0.26%	152,797	96	0.25%
Savings deposits	62,333	18	0.12%	55,137	16	0.12%
Time deposits	178,743	275	0.62%	193,308	275	0.58%
Other borrowings	61,945	352	2.29%	62,977	409	2.63%
Total interest-bearing liabilities	619,110	800	0.52%	597,216	835	0.57%
Demand deposits	159,479			134,596
Other liabilities	6,555			5,865
Shareholders’ equity	80,335			75,552
Total liabilities and shareholders’ equity	$865,479			$813,229

Cost of funds including demand deposits			0.41%			0.46%
Net interest spread			3.10%			3.40%
Net interest income/margin		$6,337	3.22%		$6,448	3.51%
Net interest income/margin (taxable equivalent)		$6,556	3.33%		$6,635	3.62%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2016 from that presented in our 2015 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 12, 2016	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: May 12, 2016	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.