Form 10-Q
period 2016-06-30
FIRST COMMUNITY CORP /SC/
filed 2016-08-11
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 11, 2016, 6,699,030 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par value)	2016	December 31,
	(Unaudited)	2015
ASSETS
Cash and due from banks	$12,285	$10,973
Interest-bearing bank balances	9,412	11,375
Federal funds sold and securities purchased under agreements to resell	598	593
Investment securities - held-to-maturity	17,283	17,371
Investment securities - available for sale	267,315	264,687
Other investments, at cost	2,168	1,783
Loans held for sale	7,707	2,962
Loans	511,303	489,191
Less, allowance for loan losses	4,877	4,596
Net loans	506,426	484,595
Property, furniture and equipment - net	30,129	29,929
Land held for sale	1,080	1,080
Bank owned life insurance	20,603	20,301
Other real estate owned	1,355	2,458
Intangible assets	1,257	1,419
Goodwill	5,078	5,078
Other assets	6,141	8,130
Total assets	$888,837	$862,734
LIABILITIES
Deposits:
Non-interest bearing	$170,976	$156,247
Interest bearing	558,647	559,904
Total deposits	729,623	716,151
Securities sold under agreements to repurchase	21,112	21,033
Federal Home Loan Bank advances	32,445	24,788
Junior subordinated debt	14,964	14,964
Other liabilities	6,482	6,760
Total liabilities	804,626	783,696
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,699,030 at June 30, 2016 6,690,551 at December 31, 2015	6,699	6,690
Common stock warrants issued	46	46

Nonvested restricted stock	(405)	(297)
Additional paid in capital	75,863	75,761

Accumulated deficit	(1,835)	(3,992)
Accumulated other comprehensive income	3,843	830
Total shareholders equity	84,211	79,038
Total liabilities and shareholders’ equity	$888,837	$862,734

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$11,605	$11,578
Taxable securities	1,959	1,911
Non taxable securities	983	786
Federal funds sold and securities purchased under resale agreements	32	14
Other	17	43
Total interest income	14,596	14,332
Interest expense:
Deposits	893	861
Federal funds sold and securities sold under agreement to repurchase	20	15
Other borrowed money	669	804
Total interest expense	1,582	1,680
Net interest income	13,014	12,652
Provision for loan losses	357	797
Net interest income after provision for loan losses	12,657	11,855
Non-interest income:
Deposit service charges	687	693
Mortgage banking income	1,578	1,715
Investment advisory fees and non-deposit commissions	588	703
Gain on sale of securities	123	271
Gain (loss) on sale of other assets	(81)	5
Loss on early extinguishment of debt	—	(103)
Other	1,458	1,262
Total non-interest income	4,353	4,546
Non-interest expense:
Salaries and employee benefits	7,584	7,223
Occupancy	1,070	985
Equipment	866	796
Marketing and public relations	289	554
FDIC assessments	276	276
Other real estate expense	72	308
Amortization of intangibles	163	201
Other	2,355	2,146
Total non-interest expense	12,675	12,489
Net income before tax	4,335	3,912
Income taxes	1,122	1,065
Net income	$3,213	$2,847

Basic earnings per common share	$0.49	$0.44
Diluted earnings per common share	$0.47	$0.43

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$5,924	$5,704
Taxable securities	1,011	909
Non taxable securities	498	406
Federal funds sold and securities purchased under resale agreements	18	8
Other	8	22
Total interest income	7,459	7,049
Interest expense:
Deposits	445	435
Federal funds sold and securities sold under agreement to repurchase	10	7
Other borrowed money	327	403
Total interest expense	782	845
Net interest income	6,677	6,204
Provision for loan losses	217	391
Net interest income after provision for loan losses	6,460	5,813
Non-interest income:
Deposit service charges	340	346
Mortgage banking income	913	980
Investment advisory fees and non-deposit commissions	297	407
Gain on sale of securities	64	167
Gain (loss) on sale of other assets	(84)	1
Other	734	664
Total non-interest income	2,264	2,565
Non-interest expense:
Salaries and employee benefits	3,833	3,658
Occupancy	511	500
Equipment	437	394
Marketing and public relations	195	328
FDIC assessment	138	138
Other real estate expense	21	154
Amortization of intangibles	80	98
Other	1,118	1,119
Total non-interest expense	6,333	6,389
Net income before tax	2,391	1,989
Income taxes	646	546
Net income	$1,745	$1,443

Basic earnings per common share	$0.27	$0.22
Diluted earnings per common share	$0.26	$0.22

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2016	2015

Net income	$3,213	$2,847

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax of $1,594 and $32, respectively	3,095	(179)

Less: Reclassification adjustment for gain included in net income, net of tax benefit of $41 and $131, respectively	(82)	(140)

Other comprehensive income (loss)	3,013	(319)
Comprehensive income	$6,226	$2,528

(Dollars in thousands)	Three months ended June 30,
	2016	2015

Net income	$1,745	$1,443

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available-for-sale securities, net of tax $649 and $567, respectively.	1,259	(1,101)

Less: Reclassification adjustment for gain included in net income, net of tax of $21 and $56 respectively.	(43)	(111)
Other comprehensive income (loss)	1,216	(1,212)
Comprehensive income	$2,961	$231

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Six Months ended June 30, 2016 and June 30, 2015
(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income	Total

Balance December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						2,847		2,847
Other comprehensive loss net of tax of $164							(319)	(319)
Issuance of restricted stock	13	13		137	(150)			—
Restricted shares surrendered	(8)	(8)		(90)				(98)
Amortization compensation restricted stock					268			268
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.14 per share)						(913)		(913)
Dividend reinvestment plan	8	8		90				98
Balance, June 30, 2015	6,679	$6,679	$46	$75,641	$(555)	$(6,352)	$952	$76,411

Balance December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						3,213		3,213
Other comprehensive income net of tax of $1,552							3,013	3,013
Issuance of restricted stock	22	22		275	(297)			—
Amortization compensation restricted stock					189			189
Shares retired	(26)	(26)		(327)				(353)
Issuance of common stock	1	1		13				14
Dividends: Common ($0.16 per share)						(1,056)		(1,056)
Dividend reinvestment plan	12	12		141				153
Balance, June 30, 2016	6,699	$6,699	$46	$75,863	$(405)	$(1,835)	$3,843	$84,211

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$3,213	$2,847
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation	657	613
Premium amortization	1,953	2,009
Provision for loan losses	357	797
Writedowns of other real estate owned	10	162
Loss (gain) on sale of other real estate owned	81	(5)
Sale of loans held-for-sale	40,653	51,243
Originations of loans held-for-sale	(45,397)	(53,781)
Amortization of intangibles	163	201
Accretion on acquired loans	(741)	(607)
Gain on sale of securities	(123)	(271)
Writedown of land held for sale	—	100
Loss on early extinguishment of debt	—	103
Decrease in other assets	158	1,098
Decrease in other liabilities	(277)	(1,220)
Net cash provided from operating activities	705	3,289
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(31,005)	(21,341)
Purchase of investment securities held-to-maturity	—	(6,065)
Maturity of investment securities available-for-sale	16,903	19,127
Proceeds from sale of securities available-for-sale	14,126	17,061
Proceeds from sale of other investments	—	793
Increase in loans	(21,817)	(30,421)
Proceeds from sale of other real estate owned	1,357	388
Purchase of property and equipment	(858)	(1,820)
Net cash used in investing activities	(21,294)	(22,278)
Cash flows from financing activities:
Increase in deposit accounts	13,472	14,532
Increase in securities sold under agreements to repurchase	79	2,077
Advances from the Federal Home Loan Bank	50,500	29,500
Repayment of advances from Federal Home Loan Bank	(42,866)	(22,863)
Restricted shares surrendered	(353)	(98)
Issuance of common stock	14	—
Dividends paid: Common Stock	(1,056)	(913)
Dividend reinvestment plan	153	98
Net cash provided from financing activities	19,943	22,333
Net increase (decrease) in cash and cash equivalents	(646)	3,344
Cash and cash equivalents at beginning of period	22,941	22,532
Cash and cash equivalents at end of period	$22,295	$25,876
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,614	$1,754
Income taxes	$650	$1,460
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$3,013	$(319)
Transfer of loans to foreclosed property	$347	$122

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at June 30, 2016 and December 31, 2015, and the Company’s results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Numerator (Net income)	$3,213	$2,847	$1,745	$1,443
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,554	6,534	6,584	6,539
Dilutive securities:
Deferred compensation	38	50	38	50
Warrants/Restricted stock – Treasury stock method	141	94	147	109
Diluted earnings per share	6,733	6,678	6,769	6,698
The average market price used in calculating assumed number of shares	$14.00	$12.12	$14.00	$12.12

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated notes. At June 30, 2016 there were 97,180 warrants outstanding. These warrants expire on December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 138,000 restricted shares under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period, and the non-employee director shares vest one year after issuance. The unrecognized compensation cost at June 30, 2016 for non-vested shares amounts to $405 thousand.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of their annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At June 30, 2016 there were 99,050 units issued under the Plan. The accrued liability at June 30, 2016 amounted to $922.5 thousand and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities at June 30, 2016 and December 31, 2015 are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
US Treasury securities	$1,542	$35	$—	$1,577
Government sponsored enterprises	954	78	—	1,032
Mortgage-backed securities	149,415	2,168	315	151,268
Small Business Administration pools	55,223	476	348	55,351
State and local government	52,595	3,663	—	56,258
Corporate and other securities	1,882	—	53	1,829
	$261,611	$6,420	$716	$267,315
December 31, 2015:
US Treasury securities	$1,547	$—	$25	$1,522
Government sponsored enterprises	950	42	—	992
Mortgage-backed securities	146,935	498	1,172	146,261
Small Business Administration pools	57,474	355	501	57,328
State and local government	55,294	2,037	36	57,295
Corporate and other securities	1,349	—	60	1,289
	$263,549	$2,932	$1,794	$264,687

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
State and local government	$17,283	$817	$—	$18,100
	$17,283	$817	$—	$18,100
December 31, 2015:
State and local government	$17,371	$211	$27	$17,555
	$17,371	$211	$27	$17,555

During the six months ended June 30, 2016 and 2015, the Company received proceeds of $14.1 million and $17.1 million, respectively, from the sale of investment securities available-for-sale. For the six months ended June 30, 2016, gross realized gains totaled $123 thousand and there were no gross realized losses. For the six months ended June 30, 2015, gross realized gains totaled $271 thousand and there were no gross realized losses. During the three months ended June 30, 2016 and 2015, the Company received proceeds of $2.2 million and $10.1 million, respectively, from the sale of investment securities available-for-sale.  For the three months ended June 30, 2016, gross realized gains totaled $64 thousand and there were no gross realized losses. For the three months ended June 30, 2015, gross realized gains totaled $167 thousand and there were no gross realized losses.

At June 30, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $826.1 thousand, foreign debt of $60.2 thousand, and preferred stock in the amount of $950.0 thousand. At December 31, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $839.2 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $2.2 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2016 and December 31, 2015. There were no held-to-maturity securities with gross unrealized losses at June 30, 2016.

	Less than 12 months		12 months or more		Total
June 30, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$13,693	$109	$15,017	$201	$28,710	$310
Small Business Administration pools	6,708	16	24,810	331	31,518	347
Non-agency mortgage-backed securities	159	2	250	4	409	6
Corporate bonds and other	—	—	818	53	818	53
Total	$20,560	$127	$40,895	$589	$61,455	$716

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,522	$25	$—	$—	$1,522	$25
Government Sponsored Enterprise mortgage-backed securities	69,112	731	17,593	439	86,705	1,170
Small Business Administration pools	13,386	153	25,709	348	39,095	501
Non-agency mortgage-backed securities	—	—	186	2	186	2
State and local government	1,461	8	1,362	28	2,823	36
Corporate bonds and other	—	—	812	60	812	60
Total	$85,481	$917	$45,662	$877	$131,143	$1,794

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$3,473	$24	$444	$3	$3,917	$27
Total	$3,473	$24	$444	$3	$3,917	$27

Note 3—Investment Securities - continued

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $148.9 million and $146.9 million and approximate fair value of $150.8 million and $146.3 million at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2016.

Non-agency Mortgage-Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2016 with an amortized cost of $480.4 thousand and approximate fair value of $475.7 thousand. The Company held PLMBSs, including CMOs, at December 31, 2015 with an amortized cost of $554.8 thousand and approximate fair value of $556.3 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

The following sets forth the amortized cost and fair value of investment securities at June 30, 2016 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,059	$8,075	$—	$—
Due after one year through five years	143,234	145,584	4,994	5,147
Due after five years through ten years	100,893	104,248	12,289	12,953
Due after ten years	9,425	9,408	—	—
	$261,611	$267,315	$17,283	$18,100

Note 4—Loans

Loans summarized by category as of June 30, 2016, December 31, 2015 and June 30, 2015 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Commercial, financial and agricultural	$39,480	$37,809	$37,915
Real estate:
Construction	42,253	35,829	30,392
Mortgage-residential	50,500	49,077	49,341
Mortgage-commercial	339,276	326,978	315,373
Consumer:
Home equity	31,608	30,906	32,264
Other	8,186	8,592	8,731
Total	$511,303	$489,191	$474,016
14

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(1)	(58)	(8)	(33)	—	(100)
Recoveries	3	—	5	8	2	6	—	24
Provisions	(7)	8	(20)	363	(28)	13	28	357
Ending balance June 30, 2016	$71	$59	$207	$2,349	$93	$23	$2,075	$4,877

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$3	$—	$—	$—	$3

Collectively evaluated for impairment	71	59	207	2,346	93	23	2,075	4,874

June 30, 2016 Loans receivable:
Ending balance-total	$39,480	$42,253	$50,500	$339,276	$31,608	$8,186	$—	$511,303

Ending balances:
Individually evaluated for impairment	1	—	718	5,353	30	—	—	6,102

Collectively evaluated for impairment	$39,479	$42,253	$49,782	$333,923	$31,578	$8,186	$—	$505,201
15

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(56)	—	(26)	(625)	—	(27)	—	(734)
Recoveries	3	—	2	5	2	74	—	86
Provisions	207	79	24	822	(17)	(31)	(287)	797
Ending balance June 30, 2015	$221	$124	$179	$1,774	$119	$60	$1,804	$4,281

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$1	$—	$—	$—	$4

Collectively evaluated for impairment	221	124	176	1,773	119	60	1,804	4,277

June 30, 2015 Loans receivable:
Ending balance-total	$37,915	$30,392	$49,341	$315,373	$32,264	$8,731	$—	$474,016

Ending balances:
Individually evaluated for impairment	13	—	997	5,924	89	—	—	7,023

Collectively evaluated for impairment	$37,902	$30,392	$48,344	$309,449	$32,175	$8,731	$—	$466,993
16

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(69)	—	(50)	(626)	—	(62)	—	(807)
Recoveries	6	—	7	33	3	84	—	133
Provisions	71	6	87	1,057	(10)	(29)	(44)	1,138
Ending balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$—	$—	$—	$—	$3

Collectively evaluated for impairment	75	51	220	2,036	127	37	2,047	4,593

December 31, 2015 Loans receivable:
Ending balance-total	$37,809	$35,829	$49,077	$326,978	$30,906	$8,592	$—	$489,191

Ending balances:
Individually evaluated for impairment	9	—	848	5,620	—	—	—	6,477

Collectively evaluated for impairment	$37,800	$35,829	$48,229	$321,358	$30,906	$8,592	$—	$482,714

Loans outstanding and available lines of credit to bank directors, executive officers and their related business interests totaled $8.8 million and $8.4 million at June 30, 2016 and 2015, respectively. Repayments on these loans during the six months ended June 30, 2016 were $378.9 thousand and there were no new loans made. During the six months ended June 30, 2015, repayments on these loans totaled $1.2 million and loans made totaled $1.7 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

17

Note 4—Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended June 30, 2016 and the three months ended June 30, 2015 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2016
Allowance for loan losses:
Beginning balance March 31, 2016	$73	$57	$237	$2,001	$87	$26	$2,206	$4,687
Charge-offs	—	—	(1)	(13)	(8)	(15)	—	(37)
Recoveries	1	—	3	2	1	3	—	10
Provisions	(3)	2	(32)	359	13	9	(131)	217
Ending balance June 30, 2016	$71	$59	$207	$2,349	$93	$23	$2,075	$4,877

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance March 31, 2015	$210	$134	$243	$1,580	$121	$58	$1,906	$4,252
Charge-offs	—	—	(26)	(334)	—	(16)	—	(376)
Recoveries	1	—	1	1	1	10	—	14
Provisions	10	(10)	(39)	527	(3)	8	(102)	391
Ending balance June 30, 2015	$221	$124	$179	$1,774	$119	$60	$1,804	$4,281

The following table presents at June 30, 2016 and December 31, 2015 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	June 30,	December 31,
	2016	2015
Total loans considered impaired	$6,102	$6,477
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	48	49
Related allowance	3	3
Loans considered impaired and previously written down to fair value	6,054	6,428
Average impaired loans	9,729	9,518

18

Note 4—Loans-continued

The following tables are by loan category and present at June 30, 2016, December 31, 2015 and June 30, 2015 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2016	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$1	$1	$—	$6	$—	$3	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	670	687	—	794	1	837	1
Mortgage-commercial	5, 353	7,855	—	8,851	50	8,796	24
Consumer:
Home Equity	30	30	—	30	—	30	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	48	48	3	48	1	48	1
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$1	$1	$—	$6	$—	$3	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	718	735	3	842	1	837	1
Mortgage-commercial	5, 353	7,855	—	8,851	50	8,796	24
Consumer:
Home Equity	30	30	—	30	—	30	—
Other	—	—	—	—	—	—	—
	$6,102	$8,621	$3	$9,729	$51	$9,666	$25
19

Note 4—Loans-continued

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2015	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$13	$13	$—	$15	$1	$14	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	946	1,201	—	1,207	14	1,204	8
Mortgage-commercial	5,890	8,327	—	8,428	165	8,073	79
Consumer:
Home Equity	89	95	—	96	2	97	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	51	51	3	52	2	51	—
Mortgage-commercial	34	34	1	34	1	346	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$13	$13	$—	$15	$1	$14	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	997	1,252	3	1,259	16	1,255	8
Mortgage-commercial	5,924	8,361	1	8,462	166	8,419	79
Consumer:
Home Equity	89	95	—	96	2	97	1
Other	—	—	—	—	—	—	—
	$7,023	$9,721	$4	$9,832	$185	$9,785	$88
20

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$9	$9	$—	$13	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	799	874	—	1,082	1
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	49	49	3	51	3
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	9	9	—	13	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	848	923	3	1,133	4
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$6,477	$8,480	$3	$9,518	$64

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of June 30, 2016 and December 31, 2015, no loans were classified as doubtful.

21

Note 4—Loans-continued

(Dollars in thousands)
June 30, 2016		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$39,247	$232	$1	$—	$39,480
Real estate:
Construction	41,912	341	—	—	42,253
Mortgage – residential	48,742	776	982	—	50,500
Mortgage – commercial	320,094	11,775	7,407	—	339,276
Consumer:
Home Equity	31,274	173	161	—	31,608
Other	8,185	—	1	—	8,186
Total	$489,454	$13,297	$8,552	$—	$511,303

(Dollars in thousands)
December 31, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$37,501	$299	$9	$—	$37,809
Real estate:
Construction	35,374	455	—	—	35,829
Mortgage – residential	46,580	1,378	1,119	—	49,077
Mortgage – commercial	310,367	7,555	9,056	—	326,978
Consumer:
Home Equity	30,587	180	139	—	30,906
Other	8,587	1	4	—	8,592
Total	$468,996	$9,868	$10,327	$—	$489,191

At June 30, 2016 and December 31, 2015, non-accrual loans totaled $4.5 million and $4.8 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2016 and December 31, 2015 amounted to $1.6 million and $1.6 million, respectively. TDRs in non-accrual status at June 30, 2016 and December 31, 2015 amounted to $1.5 million and $1.8 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $38.1 thousand as of June 30, 2016. There were no loans greater than 90 days delinquent and still accruing interest as of December 31, 2015.

22

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

In conjunction with the acquisition of Savannah River Financial Corporation of Augusta, Georgia, the bank holding company for Savannah River Banking Company (“Savannah River”), on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014

Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240
23

Note 4—Loans-continued

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2016 and 2015 follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Accretable yield, beginning of period	$50	$92

Accretion	(91)	(133)
Reclassification of nonaccretable difference due to improvement in expected cash flows	94	94
Accretable yield, end of period	$53	$53

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Accretable yield, beginning of period	$28	$75

Accretion	(34)	(471)
Reclassification of nonaccretable difference due to improvement in expected cash flows	141	531
Accretable yield, end of period	$135	$135
24

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2016 and December 31, 2015:

(Dollars in thousands) June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$163	$—	$—	$1	$164	$39,316	$39,480
Real estate:
Construction	288	—	—	—	288	41,965	42,253
Mortgage-residential	319	—	—	670	989	49,511	50,500
Mortgage-commercial	413	455	—	3,801	4,669	334,607	339,276
Consumer:
Home equity	62	70	31	30	193	31,415	31,608
Other	40	2	7	—	49	8,137	8,186
Total	$1,285	$527	$38	$4,502	$6,352	$504,951	$511,303

(Dollars in thousands) December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$5	$—	$—	$9	$14	$37,795	$37,809
Real estate:
Construction	—	—	—	—	—	35,829	35,829
Mortgage-residential	126	195	—	799	1,120	47,957	49,077
Mortgage-commercial	1,180	290	—	4,031	5,501	321,477	326,978
Consumer:
Home equity	135	—	—	—	135	30,771	30,906
Other	4	4	—	—	8	8,584	8,592
Total	$1,450	$489	$—	$4,839	$6,778	$482,413	$489,191
25

Note 4—Loans-continued

The Company reviews TDRs in accordance with applicable regulatory and accounting guidance

There were no loans determined to be TDRs that were restructured during the three and six month periods ended June 30, 2015 or the three month period ended June 30, 2016.

The following table, by loan category, presents one loan determined to be a TDR during the six month period ended June 30, 2016. The loan was modified to extend the term of the loan due to financial hardship of the borrower. The loan was subsequently paid off in June 2016.

Troubled Debt Restructurings	For the six months ended June 30, 2016
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Accrual
Mortgage-Commercial	1	$413	$413
Total Accrual	1	$413	$413

Total TDRs	1	$413	$413

During the three and six month periods ended June 30, 2016 and 2015, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

Note 5 - Recently Issued Accounting Pronouncements-continued

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2016, the FASB amended the Liabilities topic of the Accounting Standards Codification to address the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective to each period presented. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 5 - Recently Issued Accounting Pronouncements-continued

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,295	$22,295	$22,295	$—	$—
Held-to-maturity securities	17,283	18,100	—	18,100	—
Available-for-sale securities	267,315	267,315	818	265,547	950
Other investments, at cost	2,168	2,168	—	—	2,168
Loans held for sale	7,707	7,707	—	7,707	—
Net loans receivable	506,426	505,415	—	499,316	6,099
Accrued interest	2,934	2,934	2,934	—	—
Financial liabilities:
Non-interest bearing demand	$170,976	$170,976	$—	$170,976	$—
NOW and money market accounts	318,875	318,875	—	318,875	—
Savings	63,887	63,887	—	63,887	—
Time deposits	175,885	176,141	—	176,141	—
Total deposits	729,623	729,879	—	729,879	—
Federal Home Loan Bank Advances	32,445	33,993	—	33,993	—
Short term borrowings	21,112	21,112	—	21,112	—
Junior subordinated debentures	14,964	14,961	—	14,961	—
Accrued interest payable	621	621	621	—	—

	December 31, 2015
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,941	$22,941	$22,941	$—	$—
Held-to-maturity securities	17,371	17,555	—	17,555	—
Available-for-sale securities	264,687	264,687	812	263,458	417
Other investments, at cost	1,783	1,783	—	—	1,783
Loans held for sale	2,962	2,962	—	2,962	—
Net loans receivable	484,595	484,669	—	478,195	6,474
Accrued interest	2,877	2,877	2,877	—	—
Financial liabilities:
Non-interest bearing demand deposits	$156,247	$156,247	$—	$156,247	$—
NOW and money market accounts	318,308	318,308	—	318,308	—
Savings	60,699	60,699	—	60,699	—
Time deposits	180,897	181,325	—	181,325	—
Total deposits	716,151	716,579	—	716,579	—
Federal Home Loan Bank Advances	24,788	25,841	—	25,841	—
Short term borrowings	21,033	21,033	—	21,033	—
Junior subordinated debentures	14,964	14,954	—	14,954	—
Accrued interest payable	652	652	652	—	—
32

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2016 and December 31, 2015 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2016 or December 31, 2015 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury	$1,577	$—	$1,577	$—
Government sponsored enterprises	1,032	—	1,032	$—
Mortgage-backed securities	151,268	—	151,268	—
Small Business Administration securities	55,351	—	55,351	—
State and local government	56,258	—	56,258	—
Corporate and other securities	1,829	818	61	950
Total	$267,315	$818	$265,547	$950

(Dollars in thousands)

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,522	$—	$1,522	$—
Government sponsored enterprises	992	—	992	—
Mortgage-backed securities	146,261	—	146,261	—
Small Business Administration securities	57,328	—	57,328	—
State and local government	57,295	—	57,295	—
Corporate and other securities	1,289	812	60	417
Total	$264,687	$812	$263,458	$417
33

Note 6 – Fair Value of Financial Instruments – continued

The following table reconciles the changes in Level 3 financial instruments for the six months ended June 30, 2016 and 2015 that are measured on a recurring basis.

	June 30,
	2016	2015
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	950	—
Maturities, sales, payoffs	(417)

Transfers in and/or out of Level 3	—	—
Ending Balance	$950	$417

The following table reconciles the changes in Level 3 financial instruments for the three months ended June 30, 2016 and June 30, 2015 that are measured on a recurring basis.

	June 30,
	2016	2015
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	950	—
Maturities, sales, payoffs	(417)

Transfers in and/or out of Level 3	—	—
Ending Balance	$950	$417
34

Note 6 – Fair Value of Financial Instruments – continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2016 and December 31, 2015 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$1	$—	$—	$1
Real estate:
Mortgage-residential	715	—	—	715
Mortgage-commercial	5,353	—	—	5,353
Consumer:
Home equity	30	—	—	30
Other	—	—	—	—
Total impaired	6,099	—	—	6,099
Other real estate owned:
Construction	—	—	—	—
Mortgage-residential	336	—	—	336
Mortgage-commercial	1,019	—	—	1,019
Total other real estate owned	1,355	—	—	1,355
Total	$7,454	$—	$—	$7,454
35

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$9	$—	$—	$9
Real estate:
Mortgage-residential	845	—	—	845
Mortgage-commercial	5,620	—	—	5,620
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	6,474	—	—	6,474
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	191	—	—	191
Mortgage-commercial	1,991	—	—	1,991
Total other real estate owned	2,458	—	—	2,458
Total	$8,932	$—	$—	$8,932

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. The independent and internal evaluations are generally updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $6.1 million and $6.5 million as of June 30, 2016 and December 31, 2015, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$ 950	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$1,355	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,099	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$ 417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,458	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,474	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Non-interest bearing demand deposits	$170,976	$156,247
NOW and money market accounts	318,875	318,308
Savings	63,887	60,699
Time deposits	175,885	180,897
Total deposits	$729,623	$716,151

As of June 30, 2016 and December 31, 2015, the Company had time deposits greater than $250,000 of $22.1 million and $21.2 million, respectively.

Note 8 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

The following tables present selected financial information for the Company’s reportable business segments for the three and six months ended June 30, 2016 and 2015:

Six months ended June 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$14,396	$82	$—	$1,414	$(1,296)	$14,596
Interest expense	1,343	—	—	239		1,582
Net interest income	$13,053	$82	$—	$1,175	$—	$13,014
Provision for loan losses	357	—	—	—	—	357
Noninterest income	2,187	1,578	588	—	—	4,353
Noninterest expense	10,722	1,155	517	281	—	12,675
Net income before taxes	$4,161	$505	$71	$894	$—	$4,335
Income tax (provision) benefit	(1,233)	—	—	111		(1,122)
Net income (loss)	$2,928	$505	$71	$1,005	$—	$3,213

Three months ended June 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,389	$55	$—	$679	$(664)	7,459
Interest expense	664	—	—	118		782
Net interest income	$6,725	$55	$—	$561	$—	$6,677
Provision for loan losses	217	—	—	—	—	217
Noninterest income	1,054	913	297	—	—	2,264
Noninterest expense	5,317	623	260	133	—	6,333
Net income before taxes	$2,245	$345	$37	$428	$—	$2,391
Income tax (provision) benefit	(709)	—	—	63	—	(646)
Net income	$1,536	$345	$37	$491	$—	$1,745

Note 8 – Reportable Segments - continued

Six months ended June 30, 2015	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$14,194	$109	$—	$1,127	$(1,098)	$14,332
Interest expense	1,460	—	—	220		1,680
Net interest income	$12,734	$109	$—	$907	$—	$12,652
Provision for loan losses	797	—	—	—	—	797
Noninterest income	2,128	1,715	703	—	—	4,546
Noninterest expense	10,223	1,317	506	443	—	12,489
Net income before taxes	$3,842	$507	$197	$464	$—	$3,912
Income tax (provision) benefit	(1,248)	—	—	183	—	(1,065)
Net income	$2,594	$507	$197	$647	$—	$2,847

Three months ended June 30, 2015	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$6,970	$64	$—	$547	$(532)	7,049
Interest expense	736	—	—	109		845
Net interest income	$6,234	$64	$—	$438	$—	$6,204
Provision for loan losses	391	—	—	—	—	391
Noninterest income	1,290	981	294	—	—	2,565
Noninterest expense	5,256	740	220	173	—	6,389
Net income before taxes	$1,877	$305	$74	$265	$—	$1,989
Income tax (provision) benefit	(622)	—	—	76	—	(546)
Net income	$1,255	$305	$74	$341	$—	$1,443

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of June 30, 2016	$877,142	$9,594	$37	$95,445	$(93,381)	$888,837

Total Assets as of December 31, 2015	$855,888	$4,355	$34	$93,296	$(90,839)	$862,734

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates, and practices;
40

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2016 as compared to the six month and three month periods ended June 30, 2015 and also analyzes our financial condition as of June 30, 2016 as compared to December 31, 2015. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2016 and our notes included in the consolidated financial statements in our 2015 Annual Report on Form 10-K as filed with the SEC.

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

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that the Company has four reporting units (See Note 8 to the Consolidated Financial Statements).

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At June 30, 2016 and December 31, 2015, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Net Income

Our net income for the six months ended June 30, 2016 was $3.2 million or $0.47 diluted earnings per common share, as compared to $2.8 million or $0.43 diluted earnings per common share for the six months ended June 30, 2015. Net interest income increased $802 thousand for the six months ended June 30, 2016 as compared to the same period 2015. This increase is a result of an increase in average earning assets, which increased by $44.7 million in the first half of 2016 as compared to the same period in 2015. Average earning assets were $756.0 million during the six months ended June 30, 2015 as compared to $800.6 million during the six months ended June 30, 2016. The net interest margin on a tax equivalent basis decreased to 3.67% during the first half of 2016 as compared to 3.82% during the first six months of 2015. Non-interest income decreased by $193 thousand in the first six months of 2016 compared to the first six months of 2015. This was primarily attributable to a decrease in mortgage banking income and investment advisory fees and non-deposit commissions of $137 thousand and $115 thousand, respectively, in the six months ended June 30, 2016 as compared to the same period in 2015. Non-interest expense in the six months ended June 30, 2016 increased $186 thousand as compared to the same period in 2015.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2016 and 2015, along with average balances and the related interest income and interest expense amounts.

Net interest income was $13.0 million for the six months ended June 30, 2016 as compared to $12.7 million for the six months ended June 30, 2015. The $362 thousand increase in net interest income was attributable to an increase in average earning assets of $44.7 million partially offset by a decrease of 9 basis points in the taxable equivalent net interest margin between the two periods. Our net interest margin on a tax equivalent basis decreased 9 basis points, from 3.47% at June 30, 2015 to 3.38% at June 30, 2016. The net interest margin was positively impacted during the first six months of 2015 as a result of two pay-offs on purchased credit impaired loans. These two payoffs accounted for approximately 9 basis points in our taxable equivalent net-interest margin for the six months ended June 30, 2015. During the first six months of 2016, the net interest margin was positively impacted by an investment that had been purchased at a discount and was called at par during the second quarter of 2016. The $82 thousand remaining discount recognized in interest income accounted for approximately 2 basis points of the taxable equivalent net interest margin for the six months ended June 30, 2016. The yield on earning assets decreased by 15 basis points in the first half of 2016 as compared to the same period in 2015. Average loans comprised 62.6% of average earning assets in the first six months of 2016 as compared to 61.1% in the same period of 2015. The yield on our loan portfolio decreased 39 basis points in the six month-period ended June 30, 2016 to 4.66% as compared to 5.06% during the same period in 2015. As previously noted, the yield on loans was positively impacted by recognizing the discount on two purchased impaired loans that paid off in the six months ended June 30, 2015. The yield on our investment portfolio increased from 1.97% for the six month ended June 30, 2015 to 2.09% for the same period in 2016. The previously mentioned $82 thousand discount recognized on a called bond accounted for approximately 6 basis points of the investment yield increase between the two periods. The cost of interest-bearing liabilities during the first six months of 2016 was 0.51% as compared to 0.56% in the same period of 2015, reflecting a 5 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 61.3% of our average interest bearing liabilities during the first six months of 2016 as compared to 57.9% in the same period of 2015.

Provision and Allowance for Loan Losses

At June 30, 2016 and December 31, 2015, the allowance for loan losses was $4.9 million and $4.6 million, respectively. This represented 0.95% of total loans and 0.94% of loans at June 30, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the Savannah River acquired loans was recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. There have been no material adjustments to our original assumptions since the acquisition date. At June 30, 2016 and December 31, 2015, the allowance for loan losses plus the fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.03% and 1.15%, respectively. Our provision for loan losses was $357 thousand for the six months ended June 30, 2016 as compared to $797 thousand for the six months ended June 30, 2015. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 5.81%, 3.19% and 0.07%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance.

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

Non-performing assets were $5.9 million (0.66% of total assets) at June 30, 2016 as compared to $7.5 million (0.86% of total assets) and $7.3 million (0.85% of total assets) at March 31, 2016 and December 31, 2015, respectively. While we believe our amount of non-performing assets compares favorably to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 43 loans, totaling $4.5 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2016. The largest non-performing loan is a $975 thousand first mortgage on developed lots to be sold for residential use. The average balance of the remaining 42 loans is approximately $106.0 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At June 30, 2016, we had one loan delinquent more than 90 days in the amount of $38 thousand and still accruing interest. At June 30, 2016, we had loans totaling $1.8 million that were delinquent 30 days to 89 days which represented 0.35% of total loans.

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

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Average loans (including loans held for sale) outstanding	$500,854	$461,848
Loans outstanding at period end	$511,303	$474,016
Non-performing assets:
Nonaccrual loans	$4,502	$5,349
Loans 90 days past due still accruing	38	—
Repossessed-other	—	—
Foreclosed real estate and other assets	1,355	2,523
Total non-performing assets	$5,895	$7,872

Beginning balance of allowance	$4,596	$4,132
Loans charged-off:
1-4 family residential mortgage	1	26
Non-residential real estate	58	625
Home equity	8	—
Commercial	—	56
Installment & credit card	33	27
Total loans charged-off	100	734
Recoveries:
1-4 family residential mortgage	5	2
Non-residential real estate	8	5
Home equity	2	2
Commercial	3	3
Installment & credit card	6	74
Total recoveries	24	86
Net loan charge offs	76	648
Provision for loan losses	357	797
Balance at period end	$4,877	$4,281

Net charge-offs to average loans	0.02%	0.14%
Allowance as percent of total loans	0.95%	0.90%
Non-performing assets as % of total assets	0.66%	0.94%
Allowance as % of non-performing loans	107.42%	80.03%
47

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2016		December 31, 2015
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$71	7.7%	$75	7.7%
Real Estate – Construction	59	8.2%	51	7.3%
Real Estate Mortgage:
Commercial	2,349	66.4%	2,036	66.9%
Residential	207	9.9%	223	10.0%
Consumer:
Home Equity	93	6.2%	127	6.3%
Other	23	1.6%	37	1.8%
Unallocated	2,075	N/A	2,047	N/A
Total	$4,877	100.0%	$4,596	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first half of 2016 was $4.4 million as compared to $4.5 million during the same period in 2015. Mortgage banking income decreased $137 thousand during the first six months of 2016 compared to the same period in 2015, resulting primarily from the resignation of one mortgage loan producer in the first quarter of 2016. Investment advisory fees and non-deposit commissions decreased by $115 thousand in the first half of 2016 as compared to the same period in 2015. During the second quarter of 2015, we had one transaction that is non-recurring that accounted for substantially all of the difference between the two periods. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. During the first half of 2015, we sold investment securities for a net gain of $271 thousand as compared to a gain on the sale of investment securities of $123 thousand in the same period of 2016. These gains in 2015 were partially offset by prepayment penalties in the amount of $103 thousand resulting from early payoff of $2.7 million of FHLB advances. There were no prepayment penalties in the first six months of 2016. Non-interest income other increased by $196 thousand in the first six months of 2016 as compared to the same period in 2015. This increase resulted from increased ATM/debit card income of $78 thousand in first six months of 2016 as compared to the same period in 2015. In addition, income recognized on bank owned life insurance increased by $97 thousand in the 2016 period as compared to 2015. At the end of 2015 the Bank purchased additional bank owned life insurance which accounts for the increased income.

Total non-interest expense increased by $186 thousand, or 1.5%, during the first six months of 2016 as compared to the same period in 2015. Salary and benefit expense increased $361 thousand from $7.2 million in the first half of 2015 to $7.6 million in the first half of 2016. This increase is primarily a result of the normal salary adjustments, the addition of the new Greenville loan production office staff in the first quarter of 2016, as well as increased medical benefit premiums. At June 30, 2015, we had 183 full time equivalent employees as compared to 187 at June 30, 2016. Occupancy expense increased $85 thousand in the first half of 2016 as compared to the first half of 2015. The increase in occupancy expense primarily relates to repair costs associated with the fourth quarter 2015 flooding and rain that were not previously identified and determined not to be covered by insurance in the approximate amount of $50 thousand as well as occupancy cost of $15 thousand associated with opening the Greenville loan production office. Marketing and public relations expense decreased from $554 thousand in the first half of 2015 to $289 thousand in the first half of 2016. The timing of a media campaigns impact the recognition of marketing expense and, in 2015, more of these costs were primarily incurred in the first half of the year. It is expected that we will have higher media costs in the third and fourth quarters of 2016. Other real estate expense decreased $236 thousand in the first half of 2016 as compared to the same period in 2015. This reflects the overall decrease in the level of our repossessed real estate assets between the two periods. Non-interest expense “Other” increased by $209 thousand in the first half of 2016 as compared to the same period in 2015. This increase is a primarily a result increased ATM/debit card activity charges of $194 thousand during the first half of 2016 as compared to the same period in 2015. We incurred $64 thousand in costs associated with the mass reissue of our debit cards to implement the new EMV (chip) card in the first half of 2016. We have also had significantly higher levels of attempted fraud activity on our card base in the first half of 2016 as compared to the same period in 2015. There is a direct cost assessed by our processor for each card that is compromised or had attempted fraud activity. The higher level of fraud cases in the first half of 2016 accounted for approximately $51.3 thousand of the ATM/debit card charges. We believe the “chip” card technology will ultimately reduce the level of fraud activity and losses on debit cards. Also included in the increase of “Other” non-interest expense were costs of approximately $23 thousand related to converting our current bill pay system to another vendor. This conversion was completed in the second quarter of 2016.

The following is a summary of the components of other non-interest expense for the periods indicated:

(In thousands)	Six months ended
	June 30,
	2016	2015
ATM/Debit card cost	$474	$284
Supplies	72	66
Telephone	172	183
Courier	47	44
Correspondent services	106	109
Dues	55	54
Subscriptions	75	68
Loan closing costs/fees	91	50
Insurance	139	137
Loss on limited partnership interest	75	86
Postage	92	95
Legal and Professional fees	300	286
Director fees	211	198
Shareholder expense	79	64
Other Miscellaneous	367	422
	$2,355	$2,146

Income Tax Expense

Our effective tax rate was 25.8% and 27.2% in the first half of 2016 and 2015, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 26.0% to 27.0% throughout the remainder of 2016.

Comparison of Results of Operations for Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015:

Net Income

Our net income for the three months ended June 30, 2016 was $1.7 million, or $0.26 diluted earnings per common share, as compared to $1.4 million, or $0.22 diluted earnings per common share, for the three months ended June 30, 2015. The increase in net income between the two periods is primarily due to a $473 thousand increase in net interest income and a lower provision for loan losses of $174 thousand in the three months ended June 30, 2016 as compared to the same period of 2015. These increases were partially offset by a $301 thousand decrease in non-interest income categories.

Net Interest Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2016 and 2015, along with average balances and the related interest income and interest expense amounts.

Net interest income increased by $473 thousand for the three months ended June 30, 2016 to $6.7 million as compared to $6.2 million in the same period in 2015. Our taxable equivalent net interest margin in the second quarter of 2016 was 3.43% compared to 3.34% in the same period of 2015. As noted previously, we recognized approximately $82 thousand in discount in interest income on an investment that was called at par during the second quarter of 2016. Absent this discount our taxable equivalent net interest margin would have been approximately 3.38%. The yield on average earning assets increased to 3.71% (3.67% adjusted for the previously mentioned discount) the second quarter of 2016 from 3.69% in the second quarter of 2015. The extended period of historically low interest rates continues to put pressure on our net interest margin. We believe we can continue to offset some of this margin pressure by continuing to remix our balance sheet asset mix out of investments into the loan portfolio. Average earning assets were $808.7 million during the second quarter of 2016 as compared to $766.0 million during the second quarter of 2015. Average loans were $509.5 million (63.0% of earning assets) in the second quarter of 2016 as compared to $472.6 million (61.7% of earning assets) for the second quarter of 2015. The cost of interest bearing liabilities also decreased to 0.51% in the second quarter of 2016 as compared to 0.56% in the second quarter of 2015. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 61.4% of our average interest bearing liabilities during the second quarter of 2016 as compared to 58.6% in the same period of 2016. Due to the continued historically low interest rate environment, the cost of these funds has remained very stable over the last several years. The current cost of these funds do not provide significant ability to offset further interest rate declines or a flattening of the yield curve.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2016 was $217 thousand as compared to $391 thousand for the three months ended June 30, 2015. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

For the three months ended June 30, 2016, we had non-interest income of $2.3 million as compared to non-interest income of $2.6 million in the same period of 2015. Mortgage banking income decreased slightly by $67 thousand during the second quarter of 2016, as compared to the same period in 2015. Investment advisory fees and non-deposit commissions decreased $110 thousand in the second quarter of 2016 as compared to the same period in 2015. As noted previously, we had a large transaction in the second quarter of 2015 that accounted for this decrease. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. Gains on the sale of securities in the second quarter of 2016 and 2015 amounted to $64 thousand and $167 thousand, respectively. Total proceeds from the sales in the second quarter of 2016 and 2015 amounted to approximately $2.6 million and $10.1 million, respectively. These proceeds partially funded loan growth during the two quarters.

Non-interest income other increased by $70 thousand in the second quarter of 2016 as compared to the same period in 2015. As previously noted, this increase primarily resulted from increased ATM/debit card income as well as increased income recognized on bank owned life insurance.

Total non-interest expense decreased slightly by $56 thousand in the second quarter of 2016, compared to the same period of 2015. Salaries and benefits increased $175 thousand in the second quarter of 2016 as compared to the same period in 2015. This increase is primarily a result of normal salary adjustments and the addition of the four employees that were added as a result of the expansion of the loan production office in Greenville, South Carolina. Marketing and public relations expense decreased $133 thousand in the second quarter of 2016 as compared to the same period in 2015. As noted in the six month results, the timing of our media marketing campaign was designed to be concentrated more in the first half of the year for 2015 and later in the year during 2016. The increase in salaries and benefits were partially offset by a $133 thousand decrease in other real estate owned expenses

Financial Position

Assets totaled $888.8 million at June 30, 2016 as compared to $862.7 million at December 31, 2015, an increase of $26.1 million. Loans increased by approximately $22.1 million during the six months ended June 30, 2016. Loans (excluding loans held for sale) at June 30, 2016 were $511.3 million as compared to $489.2 million at December 31, 2015. Total loan production was $66.1 million during the first half of 2016. At June 30, 2016 and December 31, 2015, loans (excluding loans held for sale) accounted for 62.7% and 62.1% of earning assets, respectively. The loan-to-deposit ratio at June 30, 2016 was 71.1% as compared to 68.7% at December 31, 2015. Investment securities increased to $286.8 million at June 30, 2016 from $283.8 million at December 31, 2015. Deposits increased $13.4 million at June 30, 2016 as compared to December 31, 2015. Pure deposits (deposits less time deposits) represented 75.9% of total deposits as of June 30, 2016 as compared to 74.7% at December 31, 2015. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Deposits were $729.6 million at June 30, 2016 as compared to $716.2 million at December 31, 2015. FHLB advances increased $7.7 million from December 31, 2015 to June 30, 2016. This increase represented overnight advances that have been paid off subsequent to June 30, 2016. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates, although improving, continue to be impacted by the current economic cycle as borrowers are less inclined to leverage their corporate and personal balance sheets. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at June 30, 2016 and December 31, 2015:

(In thousands)	June 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$39,480	7.7%	$37,809	7.7%
Real estate:
Construction	42,253	8.2%	35,829	7.3%
Mortgage – residential	50,500	9.9%	49,077	10.0%
Mortgage – commercial	339,276	66.4%	326,978	66.9%
Consumer:
Home Equity	31,608	6.2%	30,906	6.3%
Other	8,186	1.6%	8,592	1.8%
Total gross loans	511,303	100.0%	489,191	100.0%
Allowance for loan losses	(4,877)		(4,596)
Total net loans	$506,426		$484,595

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

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	June 30, 2016	March 31, 2016	December 31, 2015
+200bp	+2.13%	+1.68%	1.61%
+100bp	+1.26%	+1.18%	0.89%
Flat	—	—	—
-100bp	-3.66%	-4.08%	-3.55%
-200bp	-4.60%	-6.27%	-9.19%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2016, March 31, 2016 and December 31 2015, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be +5.73% ,+3.49% and -0.07%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 31.2% of total assets at June 30, 2016. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At June 30, 2016, the amount of certificates of deposits of $100 thousand or more represented 10.9% of total deposits and the amount of certificates of deposits of $250 thousand or more represented 3.0% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2016, we had issued commitments to extend credit of $74.7 million, including $30.7 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.5% and 9.2% of total assets at June 30, 2016 and December 31, 2015, respectively. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first half of 2016. Specific investment securities would be pledged if and when we were to utilize this line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from former requirements); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 14.6%, and 15.5%, respectively, at June 30, 2016 as compared to 9.7%, 14.7%, and 15.5%, respectively, at December 31, 2015. The Bank’s CET1 ratio at June 30, 2016 was 14.6% and 14.7% at December 31, 2015. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 15.3%, and 16.1%, respectively at June 30, 2016 as compared to 10.2%, 15.4% and 16.2%, respectively at December 31, 2015. The Company’s CET1 ratio at June 30, 2016 and December 31, 2015 was 12.8% and 12.9%, respectively. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$500,854	$11,605	4.66%	$461,848	$11,578	5.06%
Securities:	283,185	2,942	2.09%	276,529	2,697	1.97%
Federal funds sold and securities purchased under agreements to resell	16,544	49	0.60%	17,488	57	0.66%
Total earning assets	800,583	14,596	3.67%	755,865	14,332	3.82%
Cash and due from banks	10,655			8,329
Premises and equipment	30,160			29,411
Other assets	36,245			32,630
Allowance for loan losses	(4,708)			(4,290)
Total assets	$872,935			$821,945
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$152,096	89	0.12%	$135,278	78	0.12%
Money market accounts	165,213	218	0.27%	156,903	203	0.26%
Savings deposits	63,039	36	0.11%	55,977	32	0.12%
Time deposits	177,806	550	0.62%	190,722	548	0.58%
Other borrowings	62,690	689	2.21%	62,890	819	2.63%
Total interest-bearing liabilities	620,844	1,582	0.51%	601,770	1,680	0.56%
Demand deposits	164,369			138,476
Other liabilities	6,418			5,558
Shareholders’ equity	81,304			76,141
Total liabilities and shareholders’ equity	$872,935			$821,945

Cost of funds, including demand deposits			0.41%			0.46%
Net interest spread			3.16%			3.26%
Net interest income/margin		$13,014	3.27%		$12,652	3.38%
Net interest income/margin FTE basis	$432	$13,446	3.38%	$365	$13,017	3.47%

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$509,489	$5,924	4.68%	$472,591	$5,704	4.84%
Securities:	282,453	1,509	2.15%	275,759	1,315	1.91%
Federal funds sold and securities purchased	16,805	26	0.62%	17,649	30	0.68%
Total earning assets	808,747	7,459	3.71%	765,999	7,049	3.69%
Cash and due from banks	10,756			8,883
Premises and equipment	30,224			29,741
Other assets	35,423			32,002
Allowance for loan losses	(4,768)			(4,341)
Total assets	$880,382			$832,284

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$153,734	$43	0.11%	$137,534	$39	0.11%
Money market accounts	164,795	109	0.27%	160,963	107	0.27%
Savings deposits	63,742	18	0.11%	56,808	16	0.11%
Time deposits	176,871	275	0.63%	188,162	273	0.58%
Other borrowings	63,434	337	2.14%	62,804	410	2.62%
Total interest-bearing liabilities	622,576	782	0.51%	606,271	845	0.56%
Demand deposits	169,261			144,181
Other liabilities	6,269			4,923
Shareholders’ equity	82,276			76,909
Total liabilities and shareholders’ equity	$880,382			$832,284

Cost of funds, including demand deposits			0.40%			0.45%
Net interest spread			3.20%			3.13%
Net interest income/margin		$6,677	3.32%		$6,204	3.25%
Net interest income/margin FTE basis	$212	$6,889	3.43%	$183	$6,387	3.34%
56

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2016 from that presented in our 2015 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 22, 2016).

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 22, 2016).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 11, 2016	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: August 11, 2016	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 22, 2016).

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 22, 2016).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.