Form 10-Q
period 2016-09-30
FIRST COMMUNITY CORP /SC/
filed 2016-11-10
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 10, 2016, 6,703,317 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$13,751	$10,973
Interest-bearing bank balances	24,345	11,375
Federal funds sold and securities purchased under agreements to resell	599	593
Investment securities - held to maturity	17,238	17,371
Investment securities - available for sale	269,255	264,687
Other investments, at cost	1,681	1,783
Loans held for sale	4,250	2,962
Loans	523,441	489,191
Less, allowance for loan losses	5,047	4,596
Net loans	518,394	484,595
Property, furniture and equipment - net	29,951	29,929
Land held for sale	1,055	1,080
Bank owned life insurance	20,755	20,301
Other real estate owned	1,198	2,458
Intangible assets	1,177	1,419
Goodwill	5,078	5,078
Other assets	6,525	8,130
Total assets	$915,252	$862,734
LIABILITIES
Deposits:
Non-interest bearing	$177,267	$156,247
Interest bearing	588,656	559,904
Total deposits	765,923	716,151
Securities sold under agreements to repurchase	22,232	21,033
Federal Home Loan Bank advances	21,022	24,788
Junior subordinated debt	14,964	14,964
Other liabilities	6,903	6,760
Total liabilities	831,044	783,696
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,703,317 at September 30, 2016 6,690,551 at December 31, 2015	6,703	6,690
Common stock warrants issued	46	46
Non-vested restricted stock	(313)	(297)
Additional paid in capital	75,921	75,761
Accumulated deficit	(688)	(3,992)
Accumulated other comprehensive income	2,539	830
Total shareholders’ equity	84,208	79,038
Total liabilities and shareholders’ equity	$915,252	$862,734

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$17,582	$17,373
Taxable securities	2,903	2,771
Non taxable securities	1,428	1,216
Federal funds sold and securities purchased under resale agreements	56	22
Other	27	64
Total interest income	21,996	21,446
Interest expense:
Deposits	1,358	1,304
Federal funds sold and securities sold under agreement to repurchase	32	26
Other borrowed money	941	1,211
Total interest expense	2,331	2,541
Net interest income	19,665	18,905
Provision for loan losses	536	990
Net interest income after provision for loan losses	19,129	17,915
Non-interest income:
Deposit service charges	1,064	1,083
Mortgage banking income	2,515	2,679
Investment advisory fees and non-deposit commissions	871	993
Gain on sale of securities	601	271
Gain (loss) on sale of other assets	(36)	24
Loss on early extinguishment of debt	(459)	(103)
Other	2,184	1,928
Total non-interest income	6,740	6,875
Non-interest expense:
Salaries and employee benefits	11,472	10,818
Occupancy	1,601	1,498
Equipment	1,308	1,233
Marketing and public relations	529	683
FDIC assessments	336	389
Other real estate expense	187	434
Amortization of intangibles	243	299
Other	3,582	3,202
Total non-interest expense	19,258	18,556
Net income before tax	6,611	6,234
Income taxes	1,721	1,708
Net income	$4,890	$4,526

Basic earnings per common share	$0.74	$0.69
Diluted earnings per common share	$0.72	$0.68

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015
(Dollars in thousands, except per share data)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$5,977	$5,795
Taxable securities	944	860
Non taxable securities	445	430
Federal funds sold and securities purchased under resale agreements	24	8
Other	10	21
Total interest income	7,400	7,114
Interest expense:
Deposits	465	443
Federal funds sold and securities sold under agreement to repurchase	12	11
Other borrowed money	272	407
Total interest expense	749	861
Net interest income	6,651	6,253
Provision for loan losses	179	193
Net interest income after provision for loan losses	6,472	6,060
Non-interest income:
Deposit service charges	377	390
Mortgage banking income	937	964
Investment advisory fees and non-deposit commissions	283	290
Gain on sale of securities	478	—
Gain on sale of other assets	45	17
Loss on early extinguishment of debt	(459)	—
Other	726	668
Total non-interest income	2,387	2,329
Non-interest expense:
Salaries and employee benefits	3,888	3,595
Occupancy	531	513
Equipment	442	437
Marketing and public relations	240	129
FDIC assessment	60	113
Other real estate expense	115	126
Amortization of intangibles	80	98
Other	1,227	1,056
Total non-interest expense	6,583	6,067
Net income before tax	2,276	2,322
Income taxes	599	643
Net income	$1,677	$1,679
Basic earnings per common share	$0.26	$0.26
Diluted earnings per common share	$0.25	$0.25

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2016	2015
Net income	$4,890	$4,526

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of taxes of $1,085 and $275, respectively	2,106	532

Less: Reclassification adjustment for gain included in net income, net of taxes of $204 and $92, respectively	(397)	(179)

Other comprehensive income	1,709	353
Comprehensive income	$6,599	$4,879

(Dollars in thousands)	Three months ended September 30,
	2016	2015

Net income	$1,677	$1,679

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of taxes of $509 and $357, respectively	(989)	672

Less: Reclassification adjustment for gain included in net income, net of taxes of $163 and $0, respectively	(315)	—

Other comprehensive income (loss)	(1,304)	672
Comprehensive income	$373	$2,351

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months ended September 30, 2016 and September 30, 2015
(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Accumulated	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Deficit	Income (Loss)	Total
Balance, December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						4,526		4,526
Other comprehensive income net of tax of $183							353	353
Issuance of restricted stock	13	13		137	(150)			—
Restricted shares surrendered	(8)	(8)		(90)				(98)
Amortization compensation restricted stock					397			397
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.21 per share)						(1,371)		(1,371)
Dividend reinvestment plan	14	14		139				153
Balance, September 30, 2015	6,685	$6,685	$46	$75,690	$(426)	$(5,131)	$1,624	$78,488

Balance, December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						4,890		4,890
Other comprehensive income net of tax of $881							1,709	1,709
Issuance of restricted stock	22	22		275	(297)			—
Restricted shares surrendered	(26)	(26)		(327)				(353)
Issuance of common stock	1	1		13				14
Amortization compensation restricted stock					281			281
Dividends: Common ($0.24 per share)						(1,586)		(1,586)
Dividend reinvestment plan	16	16		199				215
Balance, September 30, 2016	6,703	$6,703	$46	$75,921	$(313)	$(688)	$2,539	$84,208

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,890	$4,526
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	994	932
Premium amortization	3,044	3,093
Provision for loan losses	536	990
Writedowns of other real estate owned	76	201
Loss (gain) on sale of other real estate owned	36	(24)
Sale of loans held-for-sale	69,880	80,571
Originations of loans held-for-sale	(71,169)	(80,016)
Amortization of intangibles	243	299
Accretion on acquired loans	(804)	(709)
Gain on sale of securities	601	271
Writedown of land held for sale	25	120
Loss on early extinguishment of debt	459	103
Decrease in other assets	343	1,305
Decrease in other liabilities	144	(153)
Net cash provided from operating activities	8,096	10,967
Cash flows from investing activities:
Purchase of investment securities available-for-sale and other investments	(64,059)	(33,441)
Purchase of investment securities held-to-maturity	—	(6,065)
Maturity of investment securities available-for-sale	26,553	28,470
Proceeds from sale of securities available-for-sale	33,215	17,061
Proceeds from sale of other investments	486	1,133
Increase in loans	(34,052)	(40,336)
Proceeds from sale of other real estate owned	1,597	479
Purchase of property and equipment	(1,016)	(2,502)
Net cash used in investing activities	(37,275)	(35,201)
Cash flows from financing activities:
Increase in deposit accounts	49,711	34,871
Increase in securities sold under agreements to repurchase	1,199	2,525
Advances from the Federal Home Loan Bank	70,593	32,500
Repayment of advances from Federal Home Loan Bank	(74,860)	(33,867)
Restricted shares surrendered	(353)	(98)
Issuance of common stock	14	—
Dividends paid: Common Stock	(1,586)	(1,371)
Dividend reinvestment plan	215	153
Net cash provided from financing activities	44,933	34,713
Net increase in cash and cash equivalents	15,754	10,479
Cash and cash equivalents at beginning of period	22,941	22,532
Cash and cash equivalents at end of period	$38,695	$33,011
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,395	$2,566
Income taxes	$1,345	$2,220
Non-cash investing and financing activities:
Unrealized gain on securities	$1,709	$353
Transfer of loans to foreclosed property	$450	$193

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at September 30, 2016 and December 31, 2015, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Nine months		Three months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Numerator (Net income)	$4,890	$4,526	$1,677	$1,679
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,583	6,554	6,573	6,584
Dilutive securities:
Deferred compensation	39	38	42	38
Warrants/Restricted stock – Treasury stock method	152	141	147	147
Diluted earnings per share	6,774	6,733	6,762	6,769
The average market price used in calculating assumed number of shares	$14.29	$14.00	$14.99	$14.00

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated notes. At September 30, 2016 there were 97,180 warrants outstanding. These warrants expire on December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 138,000 restricted shares to its employees and non-employee directors under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three-year period, and the non-employee director shares vest one year after issuance. The unrecognized compensation cost at September 30, 2016 for non-vested shares amounts to $313 thousand.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of their annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At September 30, 2016 there were 99,638 units issued under the Plan. The accrued liability at September 30, 2016 amounted to $936.7 thousand and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities at September 30, 2016 and December 31, 2015 are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2016:
US Treasury securities	$1,540	$23	$—	$1,563
Government sponsored enterprises	956	70	—	1,026
Mortgage-backed securities	153,070	1,588	420	154,238
Small Business Administration pools	53,197	424	369	53,252
State and local government	54,881	2,628	161	57,348
Corporate and other securities	1,882	—	54	1,828
	$265,526	$4,733	$1,004	$269,255
December 31, 2015:
US Treasury securities	$1,547	$—	$25	$1,522
Government sponsored enterprises	950	42	—	992
Mortgage-backed securities	146,935	498	1,172	146,261
Small Business Administration pools	57,474	355	501	57,328
State and local government	55,294	2,037	36	57,295
Corporate and other securities	1,349	—	60	1,289
	$263,549	$2,932	$1,794	$264,687

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
State and local government	$17,238	$627	$—	$17,865
	$17,238	$627	$—	$17,865
December 31, 2015:
State and local government	$17,371	$211	$27	$17,555
	$17,371	$211	$27	$17,555

During the nine months ended September 30, 2016 and 2015, the Company received proceeds of $33.2 million and $17.1 million, respectively, from the sale of investment securities available-for-sale.  For the nine months ended September 30, 2016, gross realized gains totaled $601 thousand and there were no gross realized losses.  For the nine months ended September 30, 2015, gross realized gains totaled $271 thousand and there were no gross realized losses.  During the three months ended September 30, 2016, the Company received proceeds of $19.1 million from the sale of investment securities available-for-sale, gross realized gains totaled $478 thousand and there were no gross realized losses.  For the three months ended September 30, 2015, there were no sales of investment securities.

At September 30, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $818.1 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $950.0 thousand. At December 31, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $839.2 thousand, foreign debt of $60.3 thousand, and corporate preferred stock in the amount of $416.8 thousand.

Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.7 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively.

Note 3—Investment Securities

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2016 and December 31, 2015. There were no held-to-maturity securities with gross unrealized losses at September 30, 2016.

	Less than 12 months		12 months or more		Total
September 30, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Government Sponsored Enterprise mortgage-backed securities	$36,491	$185	$15,054	$230	$51,545	$415
Small Business Administration pools	6,377	34	23,978	335	30,355	369
Non-agency mortgage-backed securities	147	2	235	3	382	5
State and local government	9,875	161	—	—	9,875	161
Corporate bonds and other	—	—	818	54	818	54
Total	$52,890	$382	$40,085	$622	$92,975	$1,004

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,522	$25	$—	$—	$1,522	$25
Government Sponsored Enterprise mortgage-backed securities	69,112	731	17,593	439	86,705	1,170
Small Business Administration pools	13,386	153	25,709	348	39,095	501
Non-agency mortgage-backed securities	—	—	186	2	186	2
State and local government	1,461	8	1,362	28	2,823	36
Corporate bonds and other	—	—	812	60	812	60
Total	$85,481	$917	$45,662	$877	$131,143	$1,794

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$3,473	$24	$444	$3	$3,917	$27
Total	$3,473	$24	$444	$3	$3,917	$27
12

Note 3—Investment Securities - continued

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $152.6 million and $146.9 million and approximate fair value of $153.8 million and $146.3 million at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2016.

Non-agency Mortgage-Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2016 with an amortized cost of $445.4 thousand and approximate fair value of $441.3 thousand. The Company held PLMBSs, including CMOs, at December 31, 2015 with an amortized cost of $554.8 thousand and approximate fair value of $556.3 thousand.

State and Local Governments and Other: Management monitors these securities to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

The following sets forth the amortized cost and fair value of investment securities at September 30, 2016 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,707	$7,740	$—	$—
Due after one year through five years	145,109	146,279	4,976	5,089
Due after five years through ten years	95,909	98,454	12,262	12,776
Due after ten years	16,801	16,782	—	—
	$265,526	$269,255	$17,238	$17,865
13

Note 4—Loans

Loans summarized by category as of September 30, 2016, December 31, 2015, and September 30, 2015 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Commercial, financial and agricultural	$38,790	$37,809	$38,020
Real estate:
Construction	41,228	35,829	33,127
Mortgage-residential	49,330	49,077	49,135
Mortgage-commercial	354,095	326,978	323,513
Consumer:
Home equity	31,743	30,906	31,154
Other	8,255	8,592	8,982
Total	$523,441	$489,191	$483,931
14

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2016 and 2015 and for the year ended December 31, 2015 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
September 30, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(2)	(94)	(8)	(52)	—	(156)
Recoveries	4	—	39	16	2	10	—	71
Provisions	51	43	252	778	2	28	(618)	536
Ending balance September 30, 2016	$130	$94	$512	$2,736	$123	$23	$1,429	$5,047

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$—	$—	$—	$—	$2

Collectively evaluated for impairment	130	94	510	2,736	123	23	1,429	5,045

September 30, 2016 Loans receivable:
Ending balance-total	$38,790	$41,228	$49,330	$354,095	$31,743	$8,255	$—	$523,441

Ending balances:
Individually evaluated for impairment	—	—	421	5,243	56	—	—	5,720

Collectively evaluated for impairment	$38,790	$41,228	$48,909	$348,852	$31,687	$8,255	$—	$517,721
15

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
September 30, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(56)	—	(39)	(625)	—	(44)	—	(764)
Recoveries	5	—	6	16	3	80	—	110
Provisions	154	130	53	861	(17)	(25)	(166)	990
Ending balance September 30, 2015	$170	$175	$199	$1,824	$120	$55	$1,925	$4,468

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$1	$—	$—	$—	$4

Collectively evaluated for impairment	170	175	196	1,823	120	55	1,925	4,464

September 30, 2015 Loans receivable:
Ending balance-total	$38,020	$33,127	$49,135	$323,513	$31,154	$8,982	$—	$483,931

Ending balances:
Individually evaluated for impairment	11	—	923	5,786	—	—	—	6,720

Collectively evaluated for impairment	$38,009	$33,127	$48,212	$317,727	$31,154	$8,982	$—	$477,211
16

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Beginning balance December 31, 2014	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(69)	—	(50)	(626)	—	(62)	—	(807)
Recoveries	6	—	7	33	3	84	—	133
Provisions	71	6	87	1,057	(10)	(29)	(44)	1,138
Ending balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$—	$—	$—	$—	$3

Collectively evaluated for impairment	75	51	220	2,036	127	37	2,047	4,593

December 31, 2015 Loans receivable:
Ending balance-total	$37,809	$35,829	$49,077	$326,978	$30,906	$8,592	$—	$489,191

Ending balances:
Individually evaluated for impairment	9	—	848	5,620	—	—	—	6,477

Collectively evaluated for impairment	$37,800	$35,829	$48,229	$321,358	$30,906	$8,592	$—	$482,714

Loans outstanding to bank directors, executive officers and their related business interests amounted to $8.3 million and $6.9 million at September 30, 2016 and September 30, 2015, respectively. Repayments on these loans during the nine months ended September 30, 2016 were $716 thousand and loans made totaled $139 thousand. Repayments on these loans during the nine months ended September 30, 2015 were $1.3 million and loans made totaled $4.1 million. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability.

17

Note 4—Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended September 30, 2016 and the three months ended September 30, 2015 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2016
Allowance for loan losses:
Beginning balance June 30, 2016	$71	$59	$207	$2,349	$93	$23	$2,075	$4,877
Charge-offs	—	—	(1)	(36)	—	(19)	—	(56)
Recoveries	1	—	34	8	—	4	—	47
Provisions	58	35	272	415	30	15	(646)	179
Ending balance September 30, 2016	$130	$94	$512	$2,736	$123	$23	$1,429	$5,047

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance June 30, 2015	$221	$124	$179	$1,774	$119	$60	$1,804	$4,281
Charge-offs	—	—	(13)	—	—	(17)	—	(30)
Recoveries	2	—	4	11	1	6	—	24
Provisions	(53)	51	29	39	—	6	121	193
Ending balance September 30, 2015	$170	$175	$199	$1,824	$120	$55	$1,925	$4,468

The following table presents at September 30, 2016 and December 31, 2015 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	September 30,	December 31,
	2016	2015
Total loans considered impaired	$5,720	$6,477
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	47	49
Related allowance	2	3
Loans considered impaired and previously written down to fair value	5,673	6,428
Average impaired loans	9,207	9,518
18

Note 4—Loans-continued

The following tables are by loan category and present at September 30, 2016, December 31, 2015 and September 30, 2015 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2016	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	374	374	—	419	—	411	—
Mortgage-commercial	5,243	7,821	—	8,683	88	8,609	31
Consumer:
Home Equity	56	56	—	57	—	57	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	47	47	2	48	2	47	1
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	421	421	2	467	2	458	1
Mortgage-commercial	5,243	7,821	—	8,683	88	8,609	31
Consumer:
Home Equity	56	56	—	57	—	57	—
Other	—	—	—	—	—	—	—
	$5,720	$8,298	$2	$9,207	$90	$9,124	$32
19

Note 4—Loans-continued

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2015	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$11	$11	$—	$14	$—	$13	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	873	952	—	1,140	71	1,133	1
Mortgage-commercial	5,753	8,149	—	8,388	—	8,293	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	50	50	3	51	2	50	—
Mortgage-commercial	33	33	1	34	2	34	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$11	$11	$—	$14	$—	$13	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	923	1,002	3	1,191	73	1,183	1
Mortgage-commercial	5,786	8,182	1	8,422	2	8,327	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$6,720	$9,195	$4	$9,627	$75	$9,523	$1
20

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$9	$9	$—	$13	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	799	874	—	1,082	1
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	49	49	3	51	3
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	9	9	—	13	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	848	923	3	1,133	4
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$6,477	$8,480	$3	$9,518	$64

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of September 30, 2016 and December 31, 2015, no loans were classified as doubtful.

21

Note 4—Loans-continued

(Dollars in thousands)
September 30, 2016		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$38,563	$227	$—	$—	$38,790
Real estate:
Construction	41,077	151	—	—	41,228
Mortgage – residential	47,804	597	929	—	49,330
Mortgage – commercial	343,073	3,966	7,056	—	354,095
Consumer:
Home Equity	31,374	169	200	—	31,743
Other	8,255	—	—	—	8,255
Total	$510,146	$5,110	$8,185	$—	$523,441

(Dollars in thousands)
December 31, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$37,501	$299	$9	$—	$37,809
Real estate:
Construction	35,374	455	—	—	35,829
Mortgage – residential	46,580	1,378	1,119	—	49,077
Mortgage – commercial	310,367	7,555	9,056	—	326,978
Consumer:
Home Equity	30,587	180	139	—	30,906
Other	8,587	1	4	—	8,592
Total	$468,996	$9,868	$10,327	$—	$489,191

At September 30, 2016 and December 31, 2015, non-accrual loans totaled $3.9 million and $4.8 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2016 and December 31, 2015 amounted to $1.8 million and $1.6 million, respectively. TDRs in non-accrual status at September 30, 2016 and December 31, 2015 amounted to $1.3 million and $1.8 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $98.7 thousand as of September 30, 2016. There were no loans greater than 90 days delinquent and still accruing interest as of December 31, 2015.

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

In conjunction with the acquisition of Savannah River Financial Corporation of Augusta, Georgia, the bank holding company for Savannah River Banking Company (“Savannah River”), on February 1, 2014, the acquired PCI loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	February 1, 2014
Contractual principal and interest at acquisition	$5,717
Nonaccretable difference	(1,205)
Expected cash flows at acquisition	4,512
Accretable yield	(272)
Basis in PCI loans at acquisition – estimated fair value	$4,240
23

Note 4—Loans-continued

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2016 and 2015 follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2016
Accretable yield, beginning of period	$53	$92

Accretion	(17)	(150)

Reclassification of nonaccretable difference due to improvement in expected cash flows	18	112
Accretable yield, end of period	$54	$54

	Three Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015
Accretable yield, beginning of period	$135	$75

Accretion	(42)	(513)

Reclassification of nonaccretable difference due to improvement in expected cash flows	—	531
Accretable yield, end of period	$93	$93
24

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2016 and December 31, 2015:

(Dollars in thousands) September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$20	$—	$—	$20	$38,770	$38,790
Real estate:
Construction	457	—	—	—	457	40,771	41,228
Mortgage-residential	595	211	99	374	1,279	48,051	49,330
Mortgage-commercial	457	471	—	3,475	4,403	349,692	354,095
Consumer:
Home equity	292	144	—	56	492	31,251	31,743
Other	34	5	—	—	39	8,216	8,255
Total	$1,835	$851	$99	$3,905	$6,690	$516,751	$523,441

(Dollars in thousands) December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$5	$—	$—	$9	$14	$37,795	$37,809
Real estate:
Construction	—	—	—	—	—	35,829	35,829
Mortgage-residential	126	195	—	799	1,120	47,957	49,077
Mortgage-commercial	1,180	290	—	4,031	5,501	321,477	326,978
Consumer:
Home equity	135	—	—	—	135	30,771	30,906
Other	4	4	—	—	8	8,584	8,592
Total	$1,450	$489	$—	$4,839	$6,778	$482,413	$489,191
25

Note 4—Loans-continued

The Company reviews TDRs in accordance with applicable regulatory and accounting guidance.

There were no loans determined to be TDRs that were restructured during the three and nine month periods ended September 30, 2015 or the three month period ended September 30, 2016.

The following table, by loan category, presents one loan determined to be a TDR during the nine month period ended September 30, 2016. The loan was modified to extend the term of the loan due to financial hardship of the borrower. The loan was subsequently paid off in June 2016.

Troubled Debt Restructurings	For the nine months ended September 30, 2016
(Dollars in thousands)		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Accrual
Mortgage-Commercial	1	$413	$413
Total Accrual	1	$413	$413

Total TDRs	1	$413	$413

During the three and nine month periods ended September 30, 2016 and 2015, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$38,695	$38,695	$38,695	$—	$—
Held-to-maturity securities	17,238	17,865	—	17,865	—
Available-for-sale securities	269,255	269,255	818	267,487	950
Other investments, at cost	1,681	1,681	—	—	1,681
Loans held for sale	4,250	4,250	—	4,250	—
Net loans receivable	518,394	517,927	—	512,209	5,718
Accrued interest	2,784	2,784	2,784	—	—
Financial liabilities:
Non-interest bearing demand	$177,267	$177,267	$—	$177,267	$—
NOW and money market accounts	325,800	325,800	—	325,800	—
Savings	76,516	76,516	—	76,516	—
Time deposits	186,340	186,541	—	186,541	—
Total deposits	765,923	766,124	—	766,124	—
Federal Home Loan Bank Advances	21,022	21,823	—	21,823	—
Short term borrowings	22,232	22,232	—	22,232	—
Junior subordinated debentures	14,964	14,982	—	14,982	—
Accrued interest payable	588	588	588	—	—

	December 31, 2015
	Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$22,941	$22,941	$22,941	$—	$—
Held-to-maturity securities	17,371	17,555	—	17,555	—
Available-for-sale securities	264,687	264,687	812	263,458	417
Other investments, at cost	1,783	1,783	—	—	1,783
Loans held for sale	2,962	2,962	—	2,962	—
Net loans receivable	484,595	484,669	—	478,195	6,474
Accrued interest	2,877	2,877	2,877	—	—
Financial liabilities:
Non-interest bearing demand deposits	$156,247	$156,247	$—	$156,247	$—
NOW and money market accounts	318,308	318,308	—	318,308	—
Savings	60,699	60,699	—	60,699	—
Time deposits	180,897	181,325	—	181,325	—
Total deposits	716,151	716,579	—	716,579	—
Federal Home Loan Bank Advances	24,788	25,841	—	25,841	—
Short term borrowings	21,033	21,033	—	21,033	—
Junior subordinated debentures	14,964	14,954	—	14,954	—
Accrued interest payable	652	652	652	—	—
32

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2016 and December 31, 2015 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2016 or December 31, 2015 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury	$1,563	$—	$1,563	$—
Government sponsored enterprises	1,026	—	1,026	—
Mortgage-backed securities	154,238	—	154,238	—
Small Business Administration securities	53,252	—	53,252	—
State and local government	57,348	—	57,348	—
Corporate and other securities	1,828	818	60	950
Total	$269,255	$818	$267,487	$950

(Dollars in thousands)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,522	$—	$1,522	$—
Government sponsored enterprises	992	—	992	—
Mortgage-backed securities	146,261	—	146,261	—
Small Business Administration securities	57,328	—	57,328	—
State and local government	57,295	—	57,295	—
Corporate and other securities	1,289	812	60	417
Total	$264,687	$812	$263,458	$417
33

Note 6 – Fair Value of Financial Instruments – continued

The following table reconciles the changes in Level 3 financial instruments for the nine months ended September 30, 2016 and 2015 that are measured on a recurring basis.

	September 30,
	2016	2015
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$417	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	950	—
Maturities, sales, payoffs	(417)	—

Transfers in and/or out of Level 3	—	—
Ending Balance	$950	$417

The following table reconciles the changes in Level 3 financial instruments for the three months ended September 30, 2016 and September 30, 2015 that are measured on a recurring basis.

	September 30,
	2016	2015
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$950	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	—	—
Maturities, sales, payoffs	—	—

Transfers in and/or out of Level 3	—	—
Ending Balance	$950	$417
34

Note 6 – Fair Value of Financial Instruments – continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2016 and December 31, 2015 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	419	—	—	419
Mortgage-commercial	5,243	—	—	5,243
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	5,718	—	—	5,718
Other real estate owned:
Construction	—	—	—	—
Mortgage-residential	337	—	—	337
Mortgage-commercial	861	—	—	861
Total other real estate owned	1,198	—	—	1,198
Total	$6,916	$—	$—	$6,916
35

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$9	$—	$—	$9
Real estate:
Mortgage-residential	845	—	—	845
Mortgage-commercial	5,620	—	—	5,620
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	6,474	—	—	6,474
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	191	—	—	191
Mortgage-commercial	1,991	—	—	1,991
Total other real estate owned	2,458	—	—	2,458
Total	$8,932	$—	$—	$8,932

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. The independent and internal evaluations are generally updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $5.7 million and $6.5 million as of September 30, 2016 and December 31, 2015, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$950	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$1,198	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,718	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Preferred stock	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,458	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,474	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Non-interest bearing demand deposits	$177,267	$156,247
NOW and money market accounts	325,800	318,308
Savings	76,516	60,699
Time deposits	186,340	180,897
Total deposits	$765,923	$716,151

As of September 30, 2016 and December 31, 2015, the Company had time deposits greater than $250,000 of $37.4 million and $21.2 million, respectively.

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

The following tables present selected financial information for the Company’s reportable business segments for the three and nine months ended September 30, 2016 and 2015:

Nine months ended September 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$21,732	$142	$—	$2,072	$(1,950)	$21,996
Interest expense	1,968	—	—	363		2,331
Net interest income	$19,764	$142	$—	$1,709	$—	$19,665
Provision for loan losses	536	—	—	—	—	536
Noninterest income	3,353	2,516	871	—	—	6,740
Noninterest expense	16,227	1,828	766	437	—	19,258
Net income before taxes	$6,354	$830	$105	$1,272	$—	$6,611
Income tax (provision) benefit	(1,910)	—	—	189	—	(1,721)
Net income	$4,444	$830	$105	$1,461	$—	$4,890

Three months ended September 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$7,336	$60	$—	$658	$(654)	$7,400
Interest expense	625	—	—	124		749
Net interest income	$6,711	$60	$—	$534	$—	$6,651
Provision for loan losses	179	—	—	—	—	179
Noninterest income	1,166	937	284	—	—	2,387
Noninterest expense	5,506	672	249	156	—	6,583
Net income before taxes	$2,192	$325	$35	$378	$—	$2,276
Income tax (provision) benefit	(677)	—	—	78	—	(599)
Net income	$1,515	$325	$35	$456	$—	$1,677
38

Note 8 – Reportable Segments – continued

Nine months ended September 30, 2015	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$21,244	$158	$—	$1,677	$(1,633)	$21,446
Interest expense	2,208	—	—	333		2,541
Net interest income	$19,036	$158	$—	$1,344	$—	$18,905
Provision for loan losses	990	—	—	—	—	990
Noninterest income	3,203	2,679	993	—	—	6,875
Noninterest expense	15,197	2,003	730	626	—	18,556
Net income before taxes	$6,052	$834	$263	$718	$—	$6,234
Income tax (provision) benefit	(1,975)	—	—	267	—	(1,708)
Net income	$4,077	$834	$263	$985	$—	$4,526

Three months ended September 30, 2015	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$7,046	$50	$—	$550	$(532)	$7,114
Interest expense	748	—	—	113		861
Net interest income	$6,298	$50	$—	$437	$—	$6,253
Provision for loan losses	193	—	—	—	—	193
Noninterest income	1,076	963	290	—	—	2,329
Noninterest expense	4,973	686	225	183	—	6,067
Net income before taxes	$2,208	$327	$65	$254	$—	$2,322
Income tax (provision) benefit	(727)	—	—	84	—	(643)
Net income	$1,481	$327	$65	$338	$—	$1,679

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of September 30, 2016	$907,006	$6,167	$35	$96,765	$(94,721)	$915,252

Total Assets as of December 31, 2015	$855,888	$4,355	$34	$93,296	$(90,839)	$862,734

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2016 as compared to the nine month and three month periods ended September 30, 2015 and also analyzes our financial condition as of September 30, 2016 as compared to December 31, 2015. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2016 and our notes included in the consolidated financial statements in our 2015 Annual Report on Form 10-K as filed with the SEC.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At September 30, 2016 and December 31, 2015, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Net Income

Our net income for the nine months ended September 30, 2016 was $4.9 million or $0.72 diluted earnings per common share, as compared to $4.5 million or $0.68 diluted earnings per common share for the nine months ended September 30, 2015. Net interest income increased $760 thousand for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase resulted from an increase in average earning assets, which increased by $51.1 million in the nine months ended September 30, 2016 as compared to the same period in 2015. Average earning assets were $759.3 million during the nine months ended September 30, 2015 as compared to $810.4 million during the nine months ended September 30, 2016. The net interest margin decreased to 3.24% during the first nine months of 2016 as compared to 3.33% during the first nine months of 2015. Non-interest income decreased by $135 thousand in the first nine months of 2016 compared to the first nine months of 2015. This was primarily attributable to a decrease in mortgage banking income and investment advisory fees and non-deposit commissions of $164 thousand and $122 thousand, respectively, in the nine months ended September 30, 2016 as compared to the same period in 2015. Non-interest expense in the nine months ended September 30, 2016 increased $702 thousand as compared to the same period in 2015, primarily as a result of an increase in salary and benefit expense of $654 thousand from $10.8 million in the first nine months of 2015 to $11.5 million in the first nine months of 2016.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2016 and 2015, along with average balances and the related interest income and interest expense amounts.

Net interest income was $19.7 million for the nine months ended September 30, 2016 as compared to $18.9 million for the nine months ended September 30, 2015. The $760 thousand increase in net interest income was attributable to an increase in average earning assets of $51.7 million partially offset by a decrease of 9 basis points in the net interest margin between the two periods. Our net interest margin decreased 9 basis points from 3.33% for the nine months ended September 30, 2015 to 3.24% for the same period in 2016. The net interest margin was positively impacted during the first nine months of 2016 as a result of two pay-offs on purchased credit impaired loans. These two payoffs accounted for approximately 5 basis points in our net-interest margin for the nine months ended September 30, 2015. During the first nine months of 2016, the net interest margin was positively impacted by an investment that had been purchased at a discount and was called at par during the second quarter of 2016. The $82 thousand remaining discount recognized in interest income accounted for approximately 2 basis points of the net interest margin for the nine months ended September 30, 2016. The yield on earning assets decreased by 15 basis points in the first nine months of 2016 as compared to the same period in 2015. Average loans comprised 62.6% of average earning assets in the first nine months of 2016 as compared to 61.7% in the same period of 2015. The yield on our loan portfolio decreased 33 basis points in the nine month-period ended September 30, 2016 to 4.63% as compared to 4.96% during the same period in 2015. As previously noted, the yield on loans was positively impacted by recognizing the discount on two purchased impaired loans that paid off in the nine months ended September 30, 2015. The yield on our investment portfolio increased from 1.94% for the nine months ended September 30, 2015 to 2.04% for the same period in 2016. The previously mentioned $82 thousand discount recognized on a called bond accounted for approximately 4 basis points of the investment yield increase between the two periods. The cost of interest-bearing liabilities during the first nine months of 2016 was 0.50% as compared to 0.56% in the same period of 2015, reflecting a 6 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 61.5% of our average interest bearing liabilities during the first nine months of 2016 as compared to 58.1% in the same period of 2015.

Provision and Allowance for Loan Losses

At September 30, 2016 and December 31, 2015, the allowance for loan losses was $5.0 million and $4.6 million, respectively. This represented 0.96% of total loans and 0.94% of total loans at September 30, 2016 and December 31, 2015, respectively. No allowance for loan losses related to the Savannah River acquired loans was recorded on the acquisition date, February 1, 2014, because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired were recorded at the acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the purchased credit-impaired loans, including principal and interest. There have been no material adjustments to our original assumptions since the acquisition date. At September 30, 2016 and December 31, 2015, the allowance for loan losses plus the fair value adjustment related to credit as a percentage of total loans (excluding loans held for sale) was 1.03% and 1.15%, respectively. Our provision for loan losses was $536 thousand for the nine months ended September 30, 2016 as compared to $990 thousand for the nine months ended September 30, 2015. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 5.70%, 3.11% and 0.04%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated allowance of the portfolio is primarily identified through discussions with senior credit management and through consideration of various portfolio specifics and other uncertainties outside of our markets that could impact the risk inherent in the portfolio. These include factors such as uncertainty as to a sustainable economic recovery, ongoing global economic conditions and sustained levels of high national unemployment. Given these uncertainties in economic conditions and particularly real estate valuations, we do not believe it would be prudent to reduce substantially the overall level of our allowance at this time. As economic conditions show sustainable improvement, we believe the unallocated portion of the allowance should decrease as a percentage of the total allowance.

Our loan portfolio consists of a large percentage of real estate secured loans. Impaired values of the underlying real estate collateral as well as a slowdown in both residential and commercial real estate sales could impact our ability to sell collateral upon foreclosure.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Non-performing assets were $5.2 million (0.57% of total assets) at September 30, 2016 as compared to $5.9 million (0.66% of total assets), $7.5 million (0.86% of total assets) and $7.3 million (0.85% of total assets) at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. While we believe our amount of non-performing assets compares favorably to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 40 loans, totaling $4.0 million, included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2016. The largest non-performing loan is a $964 thousand first mortgage on developed lots to be sold for residential use. The average balance of the remaining 38 loans is approximately $105.0 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At September 30, 2016, we had one loan delinquent more than 90 days in the amount of $99 thousand and still accruing interest. At September 30, 2016, we had loans totaling $2.7 million that were delinquent 30 days to 89 days which represented 0.52% of total loans.

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

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Nine months Ended September 30,
	2016	2015
Average loans outstanding (including loans held for sale)	$507,326	$468,704
Loans outstanding at period end	$523,441	$483,931
Non-performing assets:
Nonaccrual loans	$3,905	$5,067
Loans 90 days past due still accruing	99	2
Foreclosed real estate	1,198	2,450
Total non-performing assets	$5,202	$7,519

Beginning balance of allowance	$4,596	$4,132
Loans charged-off:
1-4 family residential mortgage	2	39
Non-residential real estate	94	625
Home equity	8	—
Commercial	—	56
Installment & credit card	52	44
Total loans charged-off	156	764
Recoveries:
1-4 family residential mortgage	39	6
Non-residential real estate	16	16
Home equity	2	3
Commercial	4	5
Installment & credit card	10	80
Total recoveries	71	110
Net loan charge offs	85	654
Provision for loan losses	536	990
Balance at period end	$5,047	$4,468

Net charge -offs to average loans	0.02%	0.14%
Allowance as percent of total loans	0.96%	0.92%
Non-performing assets as % of total assets	0.57%	0.88%
Allowance as % of non-performing assets	97.02%	59.42%
47

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2016		December 31, 2015
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$130	7.4%	$75	7.7%
Real Estate – Construction	94	7.9%	51	7.3%
Real Estate Mortgage:
Commercial	2,736	67.6%	2,036	66.9%
Residential	512	9.4%	223	10.0%
Consumer:
Home Equity	123	6.1%	127	6.3%
Other	23	1.6%	37	1.8%
Unallocated	1,429	N/A	2,047	N/A
Total	$5,047	100.0%	$4,596	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2016 was $6.7 million as compared to $6.9 million during the same period in 2015. Mortgage banking income decreased $164 thousand during the first nine months of 2016 compared to the same period in 2015, resulting primarily from the resignation of one mortgage loan producer in the first quarter of 2016. Investment advisory fees and non-deposit commissions decreased by $122 thousand in the first nine months of 2016 as compared to the same period in 2015. During the first nine months of 2015, we had one transaction that is non-recurring that accounted for substantially all of the difference between the two periods. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. We had assets under management of $195.1 million and $168.6 million at September 30, 2016 and September 30, 2015, respectively. During the first nine months of 2016, we sold investment securities for a net gain of $601 thousand as compared to a gain on the sale of investment securities of $271 thousand in the same period of 2015. These gains in 2016 were partially offset by prepayment penalties in the amount of $459 thousand and $103 thousand for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we paid down advances of $11.4 million as compared to $2.7 million in the same period of 2015. Non-interest income other increased by $256 thousand in the first nine months of 2016 as compared to the same period in 2015. This increase resulted from increased ATM/debit card income of $103 thousand in first nine months of 2016 as compared to the same period in 2015. In addition, income recognized on bank owned life insurance increased by $149 thousand in the 2016 period as compared to the 2015 period. At the end of 2015 the Bank purchased additional bank owned life insurance which accounts for the increased income.

Total non-interest expense increased by $702 thousand, or 3.8%, during the first nine months of 2016 as compared to the same period in 2015. Salary and benefit expense increased $654 thousand from $10.8 million in the first nine months of 2015 to $11.5 million in the first nine months of 2016. This increase is primarily a result of the normal salary adjustments, the additional staff including the new Greenville loan production office staff in the first quarter of 2016, as well as increased medical benefit premiums. At September 30, 2015, we had 184 full time equivalent employees as compared to 201 at September 30, 2016. Occupancy expense increased $103 thousand in the first nine months of 2016 as compared to the first nine months of 2015. The increase in occupancy expense primarily relates to repair costs associated with the fourth quarter 2015 flooding and rain that were not previously identified and determined not to be covered by insurance in the approximate amount of $50 thousand as well as occupancy cost of $23 thousand associated with opening the Greenville loan production office. Marketing and public relations expense decreased from $683 thousand in the first nine months of 2015 to $529 thousand in the first nine months of 2016. The timing of our media campaigns impact the recognition of marketing expense and, in 2015, more of these costs were incurred in the first half of the year. It is expected that we will have higher media costs in the fourth quarter of 2016. Other real estate expense decreased $247 thousand in the first nine months of 2016 as compared to the same period in 2015. This reflects the overall decrease in the level of our repossessed real estate assets between the two periods. Non-interest expense “Other” increased by $380 thousand in the first nine months of 2016 as compared to the same period in 2015. This increase is primarily a result of increased ATM/debit card activity charges of $183 thousand during the first nine months of 2016 as compared to the same period in 2015. We incurred $64 thousand in costs associated with the mass reissue of our debit cards to implement the new EMV (chip) card in the first nine months of 2016. We have also had significantly higher levels of attempted fraud activity on our card base in the first nine months of 2016 as compared to the same period in 2015. There is a direct cost assessed by our processor for each card that is compromised or had attempted fraud activity. The higher level of fraud cases in the first nine months of 2016 accounted for approximately $43 thousand in debit card losses. We believe the “chip” card technology will ultimately reduce the level of fraud activity and losses on debit cards. Also included in the increase of “Other” non-interest expense were costs of approximately $23 thousand related to converting our current bill pay system to another vendor. This conversion was completed in the second quarter of 2016.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Nine months ended
	September 30,
	2016	2015
Data processing	$628	$445
Supplies	101	108
Telephone	261	271
Correspondent services	187	157
Subscriptions and publications	108	93
Loss on limited partnership interest	123	136
Insurance	207	204
Postage	137	140
Legal and Professional fees	536	437
Director fees	294	283
Loan closing costs/filing fees	163	85
Shareholder expenses	113	94
Other Miscellaneous	724	749
	$3,582	$3,202

Income Tax Expense

Our effective tax rate was 26.0% and 27.5% in the first nine months of 2016 and 2015, respectively. As a result of our current level of tax exempt securities in our investment portfolio, our effective tax rate is expected to remain at 26.0% to 27.0% throughout the remainder of 2016.

Comparison of Results of Operations for Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015:

Net Income

Our net income for the three months ended September 30, 2016 and 2015 was substantially unchanged at $1.7 million, or $0.25 diluted earnings per common share, for each of these periods. Net interest income increased $398 thousand for the three months ended September 30, 2016 as compared to the same period in 2015. This increase was offset by increased non-interest expense of $516 thousand for the three months ended September 30, 2016 as compared to the same period of 2015.

Net Interest Income

Please refer to the table “Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities” appearing at the end of this Item for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2016 and 2015, along with average balances and the related interest income and interest expense amounts.

Net interest income increased by $398 thousand for the three months ended September 30, 2016 to $6.7 million as compared to $6.2 million in the same period in 2015. Our net interest margin in the third quarter of 2016 was 3.19% compared to 3.22% in the same period of 2015. The yield on average earning assets decreased 12 basis points to 3.55% in the third quarter of 2016 from 3.67% in the third quarter of 2015. The extended period of historically low interest rates continues to put pressure on our net interest margin. We believe we can continue to offset some of this margin pressure by continuing to remix our balance sheet asset mix out of investments into the loan portfolio. Average earning assets were $829.8 million during the third quarter of 2016 as compared to $769.5 million during the third quarter of 2015. Average loans were $520.1 million (62.7% of earning assets) in the third quarter of 2016 and $482.2 million (62.7% of earning assets) in the third quarter of 2015. The cost of interest bearing liabilities decreased to 0.47% in the third quarter of 2016 as compared to 0.57% in the third quarter of 2015. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 61.9% of our average interest bearing liabilities during the third quarter of 2016 as compared to 58.6% in the same period of 2015. Due to the continued historically low interest rate environment, the cost of these funds has remained very stable over the last several years. The current low cost of these funds do not provide significant ability to offset further interest rate declines or a flattening of the yield curve.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2016 was $179 thousand as compared to $193 thousand for the three months ended September 30, 2015. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

For the three months ended September 30, 2016, we had non-interest income of $2.4 million as compared to non-interest income of $2.3 million in the same period of 2015. Mortgage banking income decreased slightly by $27 thousand during the third quarter of 2016, as compared to the same period in 2015. Gains on the sale of securities in the third quarter of 2016 amounted to $478 thousand. As noted above, the sales were offset by prepayment penalties of $459 thousand resulting from the pay down of approximately $11.4 million in Federal Home Loan Bank Advances. There were no gains on sale of securities or prepayment penalties during the third quarter of 2015. Non-interest income other increased by $58 thousand in the third quarter of 2016 as compared to the same period in 2015. As mentioned above, this increase resulted primarily from increased income recognized on bank owned life insurance.

Total non-interest expense increased $516 thousand in the third quarter of 2016, compared to the same period of 2015. Salaries and benefits increased $293 thousand in the third quarter of 2016 as compared to the same period in 2015. This increase is primarily a result of normal salary adjustments and additional staff to include the four employees that were added as a result of the expansion of the loan production office in Greenville, South Carolina. Marketing and public relations expense increased $111 thousand in the third quarter of 2016 as compared to the same period in 2015. As noted in the nine month results, the timing of our media marketing campaign was designed to be concentrated more in the first half of the year for 2015 and later in the year during 2016. FDIC assessments decreased by $53 thousand in the third quarter of 2016 as compared to the same period in 2015. Beginning on July 1, 2016, the FDIC adjusted the assessment formula and the new assessment should reduce our assessment by approximately 45% as compared to the last several years. Non-interest expense “Other” increased $171 thousand in the third quarter of 2016 as compared to the same period of 2015.

Financial Position

Assets totaled $915.3 million at September 30, 2016 as compared to $862.7 million at December 31, 2015, an increase of $52.6 million. Loans increased by approximately $34.2 million during the nine months ended September 30, 2016. Loans (excluding loans held for sale) at September 30, 2016 were $523.4 million as compared to $489.2 million at December 31, 2015. Total loan production was $114.2 million during the first nine months of 2016. At September 30, 2016 and December 31, 2015, loans (excluding loans held for sale) accounted for 62.3% and 62.1% of earning assets, respectively. The loan-to-deposit ratio at September 30, 2016 was 68.9% as compared to 68.7% at December 31, 2015. Investment securities increased to $288.2 million at September 30, 2016 from $283.8 million at December 31, 2015. Deposits increased $49.7 million at September 30, 2016 as compared to December 31, 2015. Pure deposits (deposits less time deposits) represented 75.7% of total deposits as of September 30, 2016 as compared to 74.7% at December 31, 2015. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. Deposits were $765.9 million at September 30, 2016 as compared to $716.2 million at December 31, 2015. FHLB advances decreased $3.8 million from December 31, 2015 to September 30, 2016. This decrease represents pay downs of $11.4 million in term advances during the nine months ended September 30, 2016 and the addition of $8.0 million in overnight advances as of the end of the quarter.

The following table shows the composition of the loan portfolio by category at September 30, 2016 and December 31, 2015:

(In thousands)	September 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$38,790	7.4%	$37,809	7.7%
Real estate:
Construction	41,228	7.9%	35,829	7.3%
Mortgage – residential	49,330	9.4%	49,077	10.0%
Mortgage – commercial	354,095	67.6%	326,978	66.9%
Consumer:
Home Equity	31,743	6.1%	30,906	6.3%
Other	8,255	1.6%	8,592	1.8%
Total gross loans	523,441	100.0%	489,191	100.0%
Allowance for loan losses	(5,047)		(4,596)
Total net loans	$518,394		$484,595

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

Net Interest Income Sensitivity

Change in short term interest rates	Hypothetical percentage change in net interest income
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
+200bp	+2.12%	+2.13%	+1.68%	+1.61%
+100bp	+1.26%	+1.26%	+1.189%	+0.89%
Flat	—	—	—	—
-100bp	-2.84%	-3.66%	-4.08%	-3.55%
-200bp	-4.57%	-4.60%	-6.27%	-9.19%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2016, June 30, 2016, March 31, 2016 and December 31 2015, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be +4.06%, +5.73% ,+3.49% and -0.07%, respectively.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 32.1% of total assets at September 30, 2016. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At September 30, 2016, the amount of certificates of deposits of $100 thousand or more represented 12.3% of total deposits and the amount of certificates of deposits of $250 thousand or more represented 4.9% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2016, we had issued commitments to extend credit of $81.0 million, including $31.0 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.2% of total assets at both September 30, 2016 and December 31, 2015. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first half of 2016. Specific investment securities would be pledged if and when we were to utilize this line. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for certain bank holding companies and for banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective which increased the asset threshold to quality to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements until they exceed $1.0 billion in assets. As a consequence, as of September 30, 2016, the Company was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to the requirements, it is management’s belief that it would have been in compliance with such requirements. More stringent requirements are imposed on “advanced approaches” banking organizations ‒ which are organizations with $250 billion or more in total consolidated assets, with $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The new regulatory capital rules became effective on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019.

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to the Bank and, absent the Company being subject to the SBHC Policy, would apply to the Company:

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

The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.7%, 14.4%, and 15.3%, respectively, at September 30, 2016 as compared to 9.7%, 14.7%, and 15.5%, respectively, at December 31, 2015. The Bank’s CET1 ratio at September 30, 2016 was 14.4% and 14.7% at December 31, 2015. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 15.1%, and 15.9%, respectively at September 30, 2016 as compared to 10.2%, 15.4% and 16.2%, respectively at December 31, 2015. The Company’s CET1 ratio at September 30, 2016 and December 31, 2015 was 12.7% and 12.9%, respectively. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$507,326	$17,582	4.63%	$468,704	$17,373	4.96%
Securities:	284,241	4,331	2.04%	274,306	3,987	1.94%
Federal funds sold and securities purchased under agreements to resell	18,813	83	0.59%	16,242	86	0.71%
Total earning assets	810,380	21,996	3.63%	759,252	21,446	3.78%
Cash and due from banks	10,735			10,802
Premises and equipment	30,136			29,569
Other assets	35,854			32,611
Allowance for loan losses	(4,787)			(4,314)
Total assets	$882,318			$827,920
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$151,989	132	0.12%	$135,877	118	0.12%
Money market accounts	165,240	323	0.26%	157,180	315	0.27%
Savings deposits	67,050	59	0.12%	57,115	50	0.12%
Time deposits	179,454	844	0.63%	188,438	821	0.58%
Other borrowings	61,201	973	2.12%	63,881	1,237	2.59%
Total interest-bearing liabilities	624,934	2,331	0.50%	602,491	2,541	0.56%
Demand deposits	168,520			143,220
Other liabilities	6,505			5,490
Shareholders’ equity	82,359			76,719
Total liabilities and shareholders’ equity	$882,318			$827,920

Cost of funds, including demand deposits			0.39%			0.46%
Net interest spread			3.13%			3.22%
Net interest income/margin		$19,665	3.24%		$18,905	3.33%
Net interest income/margin FTE basis	$648	$20,313	3.35%	$560	$19,465	3.43%
55

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$520,130	$5,977	4.57%	$482,198	$5,795	4.77%
Securities:	286,330	1,389	1.93%	269,931	1,290	1.90%
Federal funds sold and securities purchased	23,301	34	0.58%	17,415	29	0.66%
Total earning assets	829,761	7,400	3.55%	769,544	7,114	3.67%
Cash and due from banks	10,927			9,895
Premises and equipment	30,088			29,879
Other assets	35,062			32,604
Allowance for loan losses	(4,945)			(4,360)
Total assets	$900,893			$837,562

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$151,778	$43	0.11%	$137,055	$40	0.12%
Money market accounts	165,290	105	0.25%	157,726	112	0.28%
Savings deposits	74,986	23	0.12%	59,355	18	0.12%
Time deposits	182,716	294	0.64%	183,943	273	0.59%
Other borrowings	58,254	284	1.94%	65,830	418	2.52%
Total interest-bearing liabilities	633,024	749	0.47%	603,909	861	0.57%
Demand deposits	176,734			150,412
Other liabilities	6,686			5,857
Shareholders’ equity	84,449			77,384
Total liabilities and shareholders’ equity	$900,893			$837,562

Cost of funds, including demand deposits			0.37%			0.45%
Net interest spread			3.08%			3.10%
Net interest income/margin		$6,651	3.19%		$6,253	3.22%
Net interest income/margin FTE basis	$216	$6,867	3.29%	$195	$6,448	3.32%
56

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2016 from that presented in our 2015 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

57

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 10, 2016	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President, Principal Financial Officer
59

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
60