Form 10-K
period 2016-12-31
FIRST COMMUNITY CORP /SC/
filed 2017-03-13
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $87,341,966 based on the average of the bid and ask price of $14.09 on June 30, 2016, as reported on The NASDAQ Capital Market. 6,713,335 shares of the issuer’s common stock were issued and outstanding as of March 13, 2017.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates and practices;
3

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 15 full-service offices located in the Midlands of South Carolina to include: Lexington County (6), Richland County (4), Newberry County (2) and Kershaw County (1) and the Central Savannah River area to include: Aiken County (1) and Augusta (1) which is located in Richmond County, Georgia. In addition, we conduct business from a loan production office located in Greenville County, South Carolina and a mortgage loan production office in Richland County, South Carolina. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers.

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

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals, primarily in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our Bank’s branch offices. Richland County, in which we have four branches as well as a mortgage loan production office, is the second largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77 and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the Central Savannah River Area market (CSRA region). During 2016, we activated a loan production office in Greenville County, located in the upstate of South Carolina.

The following table shows data as to deposits, market share and population for the three market areas (deposits in thousands):

	Total		Estimated	Total Market Deposits (2)	Our Market Deposits (2)
	Offices		Population (1)	June 30, 2016	June 30, 2016	Market Share
Midlands Region	13		790,499	$18,377,000	$630,000	3.43%
CSRA Region	2		505,376	$7,264,000	$102,000	1.40%
Greenville Region	1	(3)	491,863	$10,507,000	N/A	N/A

(1)	All population data is derived from July 2015 estimates based on survey changes to the 2010 U. S. Census data.
(2)	All deposit data as of June 30, 2016 is derived from the most recent data published by the FDIC.
(3)	Greenville Region consist of a Loan Production Office only and does not receive deposits.

We believe that we serve attractive banking markets with long-term growth potential and a well educated employment base that helps to support our diverse and relatively stable local economy. According to 2010 U.S. Census Data, Aiken, Richmond, Lexington, Richland, Kershaw and Newberry counties had median household incomes of $44,509, $37,749, $54,069, $48,359, $43,765 and $41,718, respectively, compared to $44,779 for South Carolina and $49,179 for Georgia as a whole. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, are Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical Center. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, are Fort Gordon Army Base, Georgia Regents University, Georgia Regents Health System, University Hospital and Savannah River Nuclear Solutions. Greenville County major employers include, among others, Bon Secours St Francis Health System, Michelin North America Inc., and GE Power and Water. Company believes that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2016, the maximum amount we could lend to one borrower is $13.9 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Richland, Lexington, Kershaw and Newberry Counties and elsewhere. As of June 30, 2016, there were 21 financial institutions operating approximately 189 offices in Lexington, Richland, Kershaw and Newberry Counties. With the acquisition of Savannah River Financial Corporation we added a branch in Aiken, South Carolina and one in Augusta, Georgia. These two counties, along with Columbia County (Georgia) which is contiguous to Richmond County, make up the area we refer to as the CSRA market. There are 16 financial institutions in the CSRA market operating 104 branches. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2016, we had 202 full-time employees. We believe that we have good relations with our employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,
•	Granting new authority to the FDIC as liquidator and receiver,
•	Changing the manner in which deposit insurance assessments are made,
•	Requiring regulators to modify capital standards,
•	Establishing the Bureau of Consumer Financial Protection (the “CFPB”),
•	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
•	Imposing more stringent requirements on mortgage lenders, and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations, which are organizations with $250 billion or more in total consolidated assets, with $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The new regulatory capital rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019.

The rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% amount each successive year until 2019.

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

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2016, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Prompt Corrective Action. The FDICIA established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The FDIC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC’s regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.
•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.
•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2016, the Bank was deemed to be “well capitalized.”

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

Branching. Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as South Carolina and Georgia. This change effectively permits out of state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that sate to open a de novo branch.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the FDIA, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “USA PATRIOT Act”), enacted in 2001 and renewed through 2019. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

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

On February 18, 2015, the Bank entered into a Stipulation to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the “Consent Order”). The Consent Order required the Bank to take certain actions with respect to the Bank Secrecy Act and anti-money laundering laws and regulations (collectively referred to as the “BSA”), including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. The Bank took immediate actions to correct and resolve all of the BSA issues included in the Consent Order and, on January 28, 2016, the FDIC advised the Bank that the Consent Order had been terminated.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In December 2016, the Federal Open Market Committee raised the target range for the federal funds rate by 25 basis points and indicated the potential for further gradual increases in the federal funds rate depending on the economic outlook.

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. In addition, following the fourth consecutive quarter (and any applicable phase-in period) where an institution’s total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses an institution’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In addition, FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2014 equaled 1.725 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposal rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

General Business Risks

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets in South Carolina and Georgia have improved since the end of the economic recession, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2016, approximately 84.1% of our loan portfolio (excluding loans held for sale) is composed of construction (8.4%) commercial mortgage (67.9%) and commercial loans (7.8%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2016, approximately 91.7% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While economic conditions and real estate in our local markets in South Carolina and Georgia have improved since the end of the economic recession, there can be no assurance that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Natural disasters, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change, may cause uninsured damage and other loss of value to real estate that secures these loans and may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2016, we had approximately $406.0 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 73.4% of our total loans outstanding as of that date. Approximately 40.5% or $164.3 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 13.5% or $44.1 million, since December 31, 2015. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2016, commercial business loans comprised 7.8% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $283.6 million in 2016, as compared to $275.5 million in 2015. This represents 34.8% and 35.9% of the average earning assets for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the portfolio was 32.6% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2016 and 2015, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Economic challenges, especially those affecting the local markets in which we operate, may reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise. Adverse changes in the economic conditions of the Southeast United States in general or in our primary markets in South Carolina and Georgia could negatively affect our financial condition, results of operations and profitability. While economic conditions in the states of South Carolina and Georgia, along with the U.S. and worldwide, have improved since the economic recession, there can be no assurance that these markets will not experience another economic decline. A return of recessionary conditions could result in the following consequences, any of which could have a material adverse effect on our business:

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business and we are in the process of converting to a new core processing and electronic banking system.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. We expect to convert from our internal core processing and electronic banking system that is used to manage customer accounts to a processing system offered by a third party software vendor with the conversion planned to occur in June 2017. Interruption or failure of these systems, in connection with our conversion or otherwise, could cause business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully convert to a new core processing and electronic banking system could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2016, approximately $11.8 million of our loans, or 12.75% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which three loans totaling approximately $0.4 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital. At December 31, 2016, $2.3 million of our commercial loans, or 2.53% of our Bank’s regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

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

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

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

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The principal place of business of both the Company and our Bank is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 15 full-service offices located in the South Carolina counties of Lexington County (6), Richland County (4), Newberry County (2), Kershaw County (1), and Aiken County (1), and Richmond County, Georgia (1), as well as a loan production office located in Greenville County, South Carolina and a mortgage loan production office located in Richland County, South Carolina. All of these properties are owned by the Bank except for the loan production office in Greenville, South Carolina which is leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of February 28 2017, there were approximately 1,428 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.” The following table sets forth the high and low sales price information as reported by NASDAQ in 2016 and 2015, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2016
Quarter ended March 31, 2016	$14.98	$12.66	$0.08
Quarter ended June 30, 2016	$14.94	$13.56	$0.08
Quarter ended September 30, 2016	$15.75	$13.74	$0.08
Quarter ended December 31, 2016	$18.95	$14.80	$0.08
2015
Quarter ended March 31, 2015	$11.91	$10.78	$0.07
Quarter ended June 30, 2015	$12.88	$11.45	$0.07
Quarter ended September 30, 2015	$12.74	$11.58	$0.07
Quarter ended December 31, 2015	$14.92	$12.07	$0.07

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

Pursuant to the Company’s 2006 Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited to the director’s account at the time such compensation would otherwise have been payable absent the election to defer equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of the Company’s common stock on the last trading day preceding the credit date. In general, a director’s vested account balance will be distributed in a lump sum of the Company’s common stock on the 30th day following termination of service on the board and on the board of directors of all of the Company’s subsidiaries, including termination of service as a result of death or disability. During the year ended December 31, 2016, the Company credited an aggregate of 9,862 deferred stock units to accounts for directors who elected to defer annual retainer fees for 2016. The deferred stock units were issued by the Company pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2016	2015	2014	2013	2012
Balance Sheet Data:

Total assets	$914,793	$862,734	$812,363	$633,309	$602,925
Loans held for sale	5,707	2,962	4,124	3,790	9,658
Loans	546,709	489,191	443,844	347,597	332,111
Deposits	766,622	716,151	669,583	497,071	474,977
Total common shareholders’ equity	81,861	79,038	74,528	52,671	54,183
Total shareholders’ equity	81,861	79,038	74,528	52,671	54,183
Average shares outstanding, basic	6,617	6,558	6,538	5,285	4,144
Average shares outstanding, diluted	6,787	6,719	6,607	5,334	4,172
Results of Operations:
Interest income	$29,506	$28,649	$27,298	$21,783	$23,002
Interest expense	3,047	3,396	3,567	3,734	5,428
Net interest income	26,459	25,253	23,731	18,049	17,574
Provision for loan losses	774	1,138	881	528	496
Net interest income after provision for loan losses	25,685	24,115	22,850	17,521	17,078
Non-interest income (1)	8,339	8,611	8,031	8,118	7,929
Securities gains (1)	601	355	182	73	26
Non-interest expenses	25,776	24,678	23,960	20,422	19,445
Income before taxes	8,849	8,403	7,103	5,290	5,588
Income tax expense	2,167	2,276	1,982	1,153	1,620
Net income	6,682	6,127	5,121	4,137	3,968
Amortization of warrants	—	—	—	—	72
Preferred stock dividends, including discount accretion and redemption costs	—	—	—	—	604
Net income available to common shareholders	6,682	6,127	5,121	4,137	3,292
Per Share Data:
Basic earnings per common share	$1.01	$0.93	$0.78	$0.78	$0.79
Diluted earnings per common share	0.98	0.91	0.78	0.78	0.79
Book value at period end	12.24	11.81	11.18	9.93	10.37
Tangible book value at period end	11.31	10.84	10.25	9.83	10.23
Dividends per common share	0.32	0.28	0.24	0.22	0.16
Asset Quality Ratios:
Non-performing assets to total assets(3)	0.57%	0.85%	1.17%	1.39%	1.45%
Non-performing loans to period end loans	0.75%	0.99%	1.48%	1.56%	1.44%
Net charge-offs to average loans	0.03%	0.14%	0.22%	0.27%	0.17%
Allowance for loan losses to period-end total loans	0.94%	0.94%	0.93%	1.21%	1.39%
Allowance for loan losses to non-performing assets	99.35%	62.98%	43.37%	48.07%	52.77%
Selected Ratios:
Return on average assets:
GAAP earnings	0.75%	0.73%	0.73%	0.66%	0.55%
Return on average common equity:
GAAP earnings	8.08%	7.94%	8.13%	7.68%	7.40%
Return on average tangible common equity:
GAAP earnings	8.76%	8.68%	8.88%	7.78%	7.55%
Efficiency Ratio(1)	72.27%	71.25%	74.14%	76.69%	74.89%
Noninterest income to operating revenue(2)	25.26%	26.20%	25.71%	31.22%	31.16%
Net interest margin (tax equivalent)	3.35%	3.38%	3.40%	3.18%	3.22%
Equity to assets	8.95%	9.16%	9.17%	8.32%	8.99%
Tangible common shareholders’ equity to tangible assets	8.33%	8.47%	8.48%	8.23%	8.88%
Tier 1 risk-based capital	14.46%	15.40%	16.12%	17.60%	17.33%
Total risk-based capital	15.28%	16.21%	16.94%	18.68%	18.58%
Leverage	10.23%	10.19%	10.02%	10.77%	10.63%
Average loans to average deposits (4)	69.62%	68.75%	69.14%	69.17%	70.33%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. Non-interest income for the calculation of efficiency ratio excludes OTTI on securities of $200 thousand in 2012. The efficiency ratio is a measure of the relationship between operating expenses and earnings.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and OREO.
(4)	Includes loans held for sale.

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense, divided by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and OTTI on securities. Non-interest income for the calculation of efficiency ratio excludes OTTI on securities of $200 thousand in 2012. The efficiency ratio is a measure of the relationship between operating expenses and earnings. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

Tangible book value per common share	2016	2015	2014	2013	2012
Tangible common equity per common share (non-GAAP)	$11.31	$10.84	$10.25	$9.83	$10.23
Effect to adjust for intangible assets	0.93	0.97	0.93	0.10	0.14
Book value per common share (GAAP)	$12.24	$11.81	$11.18	$9.93	$10.37
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	8.76%	8.68%	8.88%	7.78%	7.55%
Effect to adjust for intangible assets	(0.68)%	(0.74)%	(0.75)%	(0.10)%	(0.15)%
Return on average common equity (GAAP)	8.08%	7.94%	8.13%	7.68%	7.40%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	8.33%	8.47%	8.48%	8.23%	8.88%
Effect to adjust for intangible assets	0.32%	0.69%	0.69%	0.09%	0.11%
Common equity to assets (GAAP)	8.65%	9.16%	9.17%	8.32%	8.99%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is headquartered in Lexington, South Carolina and the bank holding company for the Bank. We operate from our main office in Lexington, South Carolina, and our 15 full-service offices located in the South Carolina counties of Lexington County (6), Richland County (4), Newberry County (2), Kershaw County (1), and Aiken County (1), and Richmond County, Georgia (1). In addition we operate a mortgage loan production office in Richland County, South Carolina and a loan production office in Greenville County, South Carolina. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

The following discussion describes our results of operations for 2016, as compared to 2015 and 2014, and also analyzes our financial condition as of December 31, 2016, as compared to December 31, 2015. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2016, 2015 and 2014 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Developments

On February 18, 2015, the Bank entered into a Consent Order with the FDIC (the “Consent Order”). The Consent Order required the Bank to take certain actions with respect to the BSA, including, among other things, enhancing its annual BSA risk assessment processes; revising certain internal controls related to BSA; and further developing and implementing certain BSA-related training programs. The Bank took immediate actions to correct and resolve all of the BSA issues included in the Consent Order and, on January 28, 2016, the FDIC advised the Bank that the Consent Order had been terminated.

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

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that the Company has four reporting units (See Note 24 to the Consolidated Financial Statements).

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

Income Taxes and Deferred Tax Assets and Liabilities

 Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our Bank. At December 31, 2016, we are in a net deferred tax asset position.

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

Net income was $6.7 million, or $0.98 diluted earnings per common share, for the year ended December 31, 2016, as compared to net income $6.1 million, or $0.91 diluted earnings per common share, for the year ended December 31, 2015. The primary reason for the increase in net income is that our net interest income improved by $1.2 million from $25.3 million in 2016 to $26.5 million for 2015. This improvement was a primarily result of an increase of $46.3 million in average earning assets in 2016 as compared to 2015. See below under “Net Interest Income” and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect average earning assets on net interest income. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.16% in 2015 as compared to 3.13% in 2016. The provision for loan losses was $774 thousand in 2016 as compared to $1.1 million in 2015. Non-interest income was $9.0 million for 2016 and 2015. The improvement in net income as a result of higher earning assets and the reduced provision expense were partially offset by an increase in non-interest expense of $1.1 million in 2016 as compared to 2015. Increases in salary and benefit expense as well as debit card/ATM processing cost were the largest contributors to the overall increase in non-interest expense (see discussion “Non-interest Income and Non-interest Expense”).

Net income was $6.1 million, or $0.91 diluted earnings per common share, for the year ended December 31, 2015, as compared to net income of $5.1 million, or $0.78 diluted earnings per common share, for the year ended December 31, 2014. The primary reason for the increase in net income is that our net interest income improved by $1.6 million from $23.7 million in 2014 to $25.3 million for 2015. This improvement was a primarily result of an increase of $55.3 million in average earning assets in 2015 as compared to 2014. See below under “Net Interest Income” and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect average earning assets on net interest income. Net interest spread was 3.20% in 2014 as compared to 3.16% in 2015. The provision for loan losses was $881 thousand in 2014 as compared to $1.1million in 2015. Non-interest income was increased to $9.0 million for 2015 as compared to $8.2 million in 2014. This increase resulted from increased mortgage banking income of $246 thousand as well as an increase in the gain on sale of investments of $173 thousand and a reduction in the loss on early extinguishment of debt of $152 thousand. Non-interest expense increased $718 thousand in 2015 as compared to 2014. Increases in all categories of non-interest expense were primarily a result of the impact of the Savannah River acquisition that was completed on February 1, 2014, the opening of the Lady Street branch located in downtown Columbia, South Carolina in June of 2014 and the opening of a branch in Blythewood, South Carolina in April 2015, each being included for the full year in 2015. In 2014, there was $503 thousand in merger-related expenses included in non-interest expense. There were no merger-related expenses included in the results for 2015.

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

Net interest income totaled $26.5 million in 2016, $25.3 million in 2015 and $23.7 million in 2014. The yield on earning assets was 3.62%, 3.72%, and 3.82% in 2016, 2015 and 2014, respectively. The rate paid on interest-bearing liabilities was 0.49%, 0.56%, and 0.62% in 2016, 2015, and 2014, respectively. The fully taxable equivalent net interest margin was 3.35% in 2016, 3.38% in 2015 and 3.40% in 2014. Our loan to deposit ratio on average during 2016 was 69.6%, as compared to 68.7% during 2015 and 69.1% during 2014. Loans typically provide a higher yield than other types of earning assets, and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2016, the loan (including held for sale) to deposit ratio was 72.1%.

The net interest margin decreased four basis points in 2016 as compared to 2015. The yield on earning assets decreased by 10 basis points while our cost of funds decreased by seven basis points in 2016 as compared to 2015. The decline in net interest margin in 2016 as compared to 2015 was partially a result of payoffs that occurred in the first quarter of 2015 related to purchase impaired loans as discussed below. The lower cost of funds was primarily a result of the cost of time deposits and other borrowings decreasing by four and fifty one basis points, respectively in 2016 as compared to 2015. We continued to shift the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2015, the average balance in these accounts represented 72.9% of total deposits whereas in 2016 they represented 75.6%. Our average borrowings, which are typically a higher cost funding source, decreased $4.5 million in 2016 as compared to 2015. Since early 2008, interest rates have been at historic lows. The shift in our funding mix as well as our efforts to shift earning assets to the loan portfolio have helped in offsetting some of the net interest margin compression resulting from the continued historically low interest rate environment.

The net interest margin decreased four basis points in 2015 as compared to 2014. The yield on earning assets decreased by ten basis points while our cost of funds decreased by six basis points in 2015 as compared to 2014. The net interest margin was positively impacted in 2015 as a result of two purchased impaired loan payoffs that occurred in the first quarter of 2015. These loans were acquired in the Savannah River acquisition and, as a result, the credit mark established at the acquisition date was recovered. These payoffs impacted the net interest margin by approximately 5 basis points in 2015. The lower cost of funds was primarily a result of the cost of time deposits decreasing by five basis points in 2015 as compared to 2014. We continued to shift the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2015, the average balance in these accounts represented 72.9% of total deposits whereas in 2014 they represented 71.8%. Our average borrowings, which are typically a higher cost funding source, decreased $6.0 million in 2015 as compared to 2014 while the cost of these funds on average decreased eight basis points in 2015 as compared to 2014.

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

	Year ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$514,766	$23,677	4.60%	$473,367	$23,219	4.91%	$439,174	$21,915	4.99%
Securities	283,585	5,724	2.02%	275,944	5,311	1.92%	256,392	5,277	2.06%
Other short-term investments(2)	17,512	105	0.60%	20,293	119	0.59%	18,766	106	0.56%
Total earning assets	815,863	29,506	3.62%	769,604	28,649	3.72%	714,332	27,298	3.82%
Cash and due from banks	10,903			8,070			10,344
Premises and equipment	30,084			30,833			28,098
Intangible assets	6,334			6,575			5,554
Other assets	29,922			24,895			26,623
Allowance for loan losses	(4,866)			(4,373)			(4,154)
Total assets	$888,240			$835,604			$780,797
Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	152,936	173	0.11%	137,969	160	0.12%	131,767	167	0.13%
Money market accounts	164,826	426	0.26%	158,726	423	0.27%	141,020	336	0.24%
Savings deposits	69,178	82	0.12%	57,958	68	0.12%	51,768	60	0.12%
Time deposits	180,447	1,137	0.63%	186,911	1,099	0.59%	179,384	1,147	0.64%
Other borrowings	59,569	1,229	2.06%	64,072	1,646	2.57%	70,083	1,858	2.65%
Total interest-bearing liabilities	626,956	3,047	0.49%	605,636	3,396	0.56%	574,022	3,568	0.62%
Demand deposits	171,968			147,009			131,299
Other liabilities	6,663			5,835			5,716
Shareholders’ equity	82,653			77,124			69,760
Total liabilities and shareholders’ equity	$888,240			$835,604			$780,797
Net interest spread			3.13%			3.16%			3.20%
Net interest income/margin		$26,459	3.24%		$25,253	3.28%		$23,730	3.32%
Net interest margin (tax equivalent)(3)			3.35%			3.38%			3.40%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.
(3)	Based on 32.5% marginal tax rate.
39

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2016 versus 2015 Increase (decrease) due to			2015 versus 2014 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$1,957	$(1,499)	$458	$1,682	$(378)	$1,304
Investment securities	138	275	413	388	(354)	34
Other short-term investments	(17)	3	(14)	9	4	13
Total earning assets	1,689	(832)	857	2,071	(720)	1,351
Interest-bearing liabilities
Interest-bearing transaction accounts	17	(4)	13	8	(15)	(7)
Money market accounts	14	(11)	3	45	42	87
Savings deposits	13	1	14	7	1	8
Time deposits	(35)	73	38	52	(100)	(48)
Other short-term borrowings	(110)	(307)	(417)	(156)	(56)	(212)
Total interest-bearing liabilities	116	(465)	(349)	190	(362)	(172)
Net interest income			$1,206			$1,523

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

A monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. We also periodically stress certain assumptions such as prepayment and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15%, respectively, in a 100 and 200 basis point change in interest rates over a twelve month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2016.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$245,047	$186,835	$71,033	$39,745	$542,660
Loans Held for Sale	5,707	—	—	—	5,707
Securities(2)	95,207	27,427	28,703	121,243	272,580
Federal funds sold, securities purchased under agreements to resell and other earning assets	10,643	1,240	—	—	11,883
Total earning assets	356,604	215,502	99,736	160,988	832,830
Liabilities
Interest bearing liabilities
Interest bearing deposits
NOW accounts	16,111	40,277	40,277	64,441	161,106
Money market accounts	36,598	58,224	21,626	49,905	166,353
Savings deposits	15,002	11,252	7,501	41,257	75,012
Time deposits	96,970	59,839	24,425	2	181,236
Total interest-bearing deposits	164,681	169,592	93,829	155,605	583,707
Other borrowings	45,576	3,983	8,967	—	58,526
Total interest-bearing liabilities	210,257	173,575	102,796	155,607	642,233
Period gap	$146,347	$41,928	$(3,060)	$5,383	190,597
Cumulative gap	$146,347	$188,275	$185,216	$190,597	190,597
Ratio of cumulative gap to total earning assets	17.57%	22.61%	22.24%	22.89%	22.89%

(1)	Loans classified as non-accrual as of December 31, 2016 are not included in the balances.
(2)	Securities based on amortized cost.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2016 and 2015 over the subsequent 12 months. At December 31, 2016, we are asset sensitive. As a result, our modeling reflects modest improvement in our net interest income in a rising rate environment. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2016	2015
+200bp	0.08%	1.61%
+100bp	0.37%	0.89%
Flat	—	—
-100bp	-2.81%	-3.55%
-200bp	-7.69%	-9.19%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2016 and 2015, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 0.78% and (0.07)% respectively.

Provision and Allowance for Loan Losses

At December 31, 2016, the allowance for loan losses amounted to $5.2 million, or 0.95% of loans (excludes loans held for sale), as compared $4.6 million, or 0.95% of loans, at December 31, 2015. Loans that were acquired in the acquisition of Savannah River and First South are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310-30. These acquired loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from non-accretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. During 2016 and 2015, there were no adjustments to our initial estimates or impairments recorded on purchased loans. At December 31, 2016 and 2015, the credit component on loans attributable to acquired loans in the Savannah River and First South transactions was $334 thousand and $1.0 million, respectively.

Our provision for loan loss was $774 thousand for the year ended December 31, 2016, as compared to $1.1 million and $880 thousand for the years ended December 31, 2015 and 2014, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 5.35%, 3.04% and 0.03%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. As a result of the recent economic downturn that began in 2008, real estate values have been adversely impacted. With our loan portfolio consisting of a large percentage of real estate secured loans we, like most financial institutions, have experienced higher delinquencies and problem loans from pre-2008 historical levels. However, our percentage of non-performing assets to total assets has shown continued improvement in the last several years. Non-performing assets were $7.3 million (0.85% of total assets) at December 31, 2016, $7.3 million (0.85% of total assets) at December 31, 2015, and $9.5 million (1.17% of total assets) at December 31, 2014. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance decreased as a percentage of the total allowance in 2016. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery and slow economic growth. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period they have averaged 17 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. With an anemic national economic recovery, subpar inflation, geopolitical risks, and global economic slowdown, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time. The percentage of the unallocated portion of the allowance decreased from 44.5% at December 31, 2015 to 27.9% at December 31, 2016. In the fourth quarter of 2016 we began including the balances of acquired loans from the Savannah River and the First South acquisitions in our migration analysis. With the aging of these specific portfolios since acquisition and the substantial reduction in the credit marks assigned to the portfolios, management believed it appropriate to begin applying historical loss experience to these portfolios. In addition, due to the growth in our portfolio as well as the addition of the loan production office in Greenville South Carolina several qualitative factors were adjusted in 2016. In the third quarter of 2016 we increased the change in nature and volume, change in staff, and change in concentration qualitative factors by five, two and two basis points, respectively. Management does not feel that there have been significant changes in underwriting practices or the fundamental mix and nature of the portfolio. The increase in loan production, addition of the Greenville portfolio and lending staff could impose additional risk to the portfolio and therefore management increased these three qualitative factors in its overall evaluation of the adequacy of the allowance for loan losses. The addition of the acquired portfolios and adjustments to the qualitative factors were the primary contributors to the reduction in the percentage of the unallocated allowance. Management believes that as economic conditions reflect sustainable improvements, the unallocated portion of the allowance should continue to decrease as a percentage of the total reserve.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At both December 31, 2016 and 2015, approximately 90.6% of the loan portfolio had real estate collateral (see Note 15 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At December 31, 2016, 2015, and 2014, we had non-accrual loans in the amount of $4.0 million (0.75% of total loans), $4.8 million (0.99% of total loans) and $6.6 million (1.48% of total loans), respectively. Nonaccrual loans at December 31, 2016 consisted of 41 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 3 inputs. The aggregate amount of impaired loans was $5.8 million and $6.5 million for the years ending December 31, 2016 and 2015, respectively. The non-accrual loans range in size from $1 thousand to $933 thousand. The largest of these loans is in the amount of $933 thousand and is secured by commercial non-owner occupied real estate located in Aiken, South Carolina.

In addition to the non-accrual loans that are considered to be impaired, we have five loans totaling $1.8 million that are classified as troubled debt restructurings but are accruing loans as of December 31, 2016. The largest relationship consists of one loan totaling $1.2 million with a mortgage on a commercial property located in the Midlands of South Carolina. There were $1.8 million, $1.9 million, and $1.8 million in loans delinquent 30 to 89 days at December 31, 2016, 2015 and 2014, respectively. There was one loan in the amount of $53 thousand delinquent greater than 90 days and still accruing at December 31, 2016. There were no loans 90 days delinquent and still accruing interest at December 31, 2015 and 2014.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified one relationship in the amount of $1.0 million which is current as to principal and interest at December 31, 2016 and not included in non-performing assets that could be a potential problem loans. Loans are identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2016	2015	2014	2013	2012
Average loans and loans held for sale outstanding	$514,766	$473,367	$439,174	$344,110	$331,564
Loans and loans held for sale outstanding at period end	$552,416	$492,153	$447,968	$351,387	$341,769
Total nonaccrual loans	$4,049	$4,839	$6,585	$5,406	$4,715
Loans past due 90 days and still accruing	$53	$—	$—	$2	$55
Beginning balance of allowance	$4,596	$4,132	$4,219	$4,621	$4,699
Loans charged-off:
Construction and development loans	—	—	—	—	—
1-4 family residential mortgage	25	50	52	47	112
Non-farm non-residential mortgage	92	626	879	897	200
Multifamily residential	31	—	—	—	93
Home equity	19	—	17	67	—
Commercial	—	69	54	—	258
Installment & other	60	13	67	37	44
Overdrafts	12	49	42	42	35
Total loans charged-off	239	807	1,111	1,090	742
Recoveries:
1-4 family residential mortgage	41	7	10	72	86
Non-farm non-residential mortgage	21	33	—	—	—
Home equity	3	3	6	—	3
Commercial	5	6	110	47	42
Installment & other	2	66	6	28	25
Overdrafts	11	18	11	13	12
Total recoveries	83	133	143	160	168
Net loans charged off	156	774	968	930	574
Provision for loan losses	774	1,138	881	528	496
Balance at period end	$5,214	$4,596	$4,132	$4,219	$4,621
Net charge -offs to average loans and loans held for sale	0.03%	0.16%	0.22%	0.27%	0.17%
Allowance as percent of total loans	0.95%	0.94%	0.93%	1.21%	1.39%
Non-performing loans as % of total loans	0.75%	0.99%	1.48%	1.56%	1.44%
Allowance as % of non-performing loans	127.11%	95.00%	62.75%	78.01%	96.88%
44

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$145	7.8%	$75	7.7%	$67	7.5%	$233	5.7%	$338	6.3%
Real Estate Construction	104	8.4%	51	7.3%	45	6.2%	26	5.5%	—	3.9%
Real Estate Mortgage:
Commercial	2,793	67.9%	2,036	66.9%	1,572	66.1%	1,117	68.4%	1,322	68.2%
Residential	438	8.7%	223	10.0%	179	10.9%	291	10.8%	235	11.7%
Consumer	280	7.2%	164	8.1%	178	9.3%	192	9.6%	417	9.9%
Unallocated	1,454	N/A	2,047	N/A	2,091	N/A	2,360	N/A	2,309	N/A
Total	$5,214	100.0%	$4,596	100.0%	$4,132	100.0%	$4,219	100.0%	$4,621	100.0%

Loans acquired in the Savannah River and First South transactions were excluded from our evaluation of the adequacy of the allowance for loan losses prior to 2016. At December 31, 2015 and 2014, these loans amounted to approximately $76.9 million and $92.6 million, respectively. These loans were evaluated at the date of acquisition and recorded at fair value. The assumptions used in this evaluation included a credit component and an interest rate component. During the third quarter of 2016, due to the aging of these portfolios and the reduction of the accretable credit marks, management began including the purchased passed loans in the overall evaluation of the allowance for loan losses. There has been no material changes in the original assumptions used in evaluating these loans as of December 31, 2016 or 2015.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate and sell residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. The loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for the Company. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, bankcard fees, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income was $8.9 million and $9.0 million in 2016 and 2015, respectively. The deposit service charges were down slightly in comparing 2016 to 2015. Changes to Regulation E that were made in 2010 continue to impact the level of deposit service charges. In addition, potential regulatory changes related to insufficient funds charges and overdraft protection programs could mandate limitations on the number of items an institution can charge within established time frames, as well as the order in which items presented for payment must be processed on accounts. If such regulatory changes are implemented, this could continue to reduce deposit service charge fees in the future. Mortgage banking income decreased by $50 thousand in 2016, as compared to 2015. This is primarily a result of the resignation of one mortgage loan producer in the first quarter of 2016. Investment advisory fees and non-deposit commissions decreased by $152 thousand in 2016 compared to 2015. During 2015, we had one transaction that was non-recurring that accounted for substantially all of the difference between the two periods. In April 2016, the Department of Labor published a final version of a new fiduciary standard that will expand the definition of a fiduciary for certain financial advisors who provide advice related to retirement planning. We believe this conflict-of-interest, or fiduciary standard, rule may have far-reaching effects on the financial results and business models of investment product manufacturers and wealth management firms. We are evaluating the potential financial impact that this new conflict-of-interest, or fiduciary standard, rule may have on the Bank, as the rule could impact the timing and method of assessing fees for our services. Assets under management at December 31, 2016 amounted to approximately $200.6 million as compared to $175.6 million at December 31, 2015. The net gain on sale of securities for 2015 amounted to $355 thousand as compared to $601 thousand in 2016. These sales result from modest restructurings of the investment portfolio. These sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. During 2016 and 2015, we prepaid $11.4 million and $5.8 million, respectively, in FHLB advances and incurred prepayment penalties of $459 thousand and $329 thousand, respectively. The prepayment penalties in 2015 were partially offset by a $130 thousand gain on the early redemption of $500 thousand in junior subordinated debt (Trust Preferred). Non-interest income other increased $295 thousand in 2016 as compared to 2015. The increase primarily results from increased ATM and debit card income in the amount of $125 thousand in 2016 as compared to 2015. In addition, income recognized on bank owned life insurance increased by $195 thousand in 2016 as compared to 2015. At the end of 2015, the Bank purchased additional bank owned life insurance which accounts for the increased income.

Non-interest income was $9.0 million and $8.2 million in 2015 and 2014, respectively. The deposit service charges were down slightly in comparing 2015 to 2014. Mortgage banking fees increased $246 thousand to $3.4 million in 2015 from $3.2 million in 2014. Mortgage banking fees had declined in 2014 as compared to 2013 levels partly as a result of an increase in mortgage interest rates in late 2013 and, as a result, mortgage loan production began to slow down and continued throughout 2014. In 2015, we added two additional mortgage lenders which contributed to the increase over 2014. Investment advisory fees and non-deposit commissions remained relatively flat in 2015 as compared to 2014. Assets under management at December 31, 2015 and 2014 were approximately $175.6 million and $142.6 million, respectively. During the year ended December 31, 2014, we sold a book of business which included approximately $20.0 million in assets under management. This transaction resulted in a gain of approximately $113 thousand and is included in non-interest income “Other”. The net gain on sale of securities for 2015 amounted to $355 thousand as compared to $182 thousand in 2014. These sales result from modest restructurings of the investment portfolio. These sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. As of December 31, 2015, there were no securities rated below investment grade in our investment portfolio. During 2015, we prepaid $5.8 million in FHLB advances and incurred prepayment penalties of $329 thousand. These losses were offset by a $130 thousand gain on the early redemption of $500 thousand in junior subordinated debt (Trust Preferred). This compares to prepayment penalties of $351 thousand in 2014 as a result of paying down $5.5 million in advances. Non-interest income other increased $295 thousand in 2016 as compared to 2015. The increase results from increased ATM and debit card income in the amount of $102 thousand in 2016 as compared to 2015. In addition, income recognized on bank owned life insurance increased by $195 thousand in 2016 as compared to 2015 due primarily to the purchase of additional bank owned life insurance at the end of 2015.

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Non-interest expense increased from $24.7 million in 2015 to $25.8 million in 2016. Salary and benefit expense increased $895 thousand from $14.4 million in the 2015 to $15.3 million in 2016.  We had 202 and 186 full time equivalent employees at December 31, 2016 and 2015, respectively. In the first quarter of 2016, we activated a loan production office in Greenville, South Carolina which is staffed by four employees. In addition, we added approximately five additional support staff in various areas of the Bank and in the fourth quarter of 2016 added an executive level position of Chief Operation/Chief Risk Officer. These staff additions, normal salary adjustments as well as increased medical benefit premiums account for the overall increase in Salary and Employee Benefits in 2016. Occupancy expense and equipment expenses increased $170 thousand and $194 thousand, respectively, in 2016 as compared to 2015. This increase is a result of additional occupancy and equipment expense related to the Greenville loan production office of approximately $50 thousand. Also, we incurred repair costs associated with the fourth quarter 2015 flooding and rain that were not previously identified and determined not to be covered by insurance in the approximate amount of $50 thousand. The additional increase in occupancy expense was a result of increases in repair and maintenance expense throughout the branch network. Other real estate expense decreased $323 thousand in 2016 as compared to 2015. This reflects the overall decrease in the level of our repossessed real estate assets between the two periods. Non-interest expense “Other” increased by $523 thousand in 2016 as compared to 2015. This increase is primarily a result of increased ATM/debit card activity charges of $192 thousand during 2016 as compared to 2015. We incurred $64 thousand in costs associated with the mass reissue of our debit cards to implement the new EMV (chip) card in the first quarter of 2016. We also experienced significantly higher levels of attempted fraud activity on our card base in the first half of 2016 as compared to the same period in 2015. There is a direct cost assessed by our processor for each card that is compromised or had attempted fraud activity. The higher level of fraud cases in 2016 accounted for approximately $43 thousand in debit card losses. We believe the “chip” card technology will ultimately reduce the level of fraud activity and losses on debit cards. Also included in the increase of “Other” non-interest expense were costs of approximately $23 thousand related to converting our current bill pay system to another vendor. This conversion was completed in the second quarter of 2016. Also, an increase in legal and professional fees in the amount of $153 thousand during 2016 was primarily associated with the requirement that, in connection with our transition from a smaller reporting company to an accelerated filer which will be effective beginning in the first quarter of 2017, we are required to have an audit of our internal controls. The balance of the increase in Non-interest expense “Other” general increases in other miscellaneous expense categories due to our growth in 2016.

Non-interest expense increased from $24.0 million in 2014 to $24.7 million in 2015. Salary and benefit expense increased $685 thousand from $13.7 million in the 2014 to $14.4 million in 2015.  We had 186 and 185 full time equivalent employees at December 31, 2015 and 2014, respectively. The increase in salary expenses results from normal salary adjustments as well as additional staff due to the Savannah River acquisition and the opening of the Lady Street Branch in downtown Columbia for the entire year of 2015 as compared to only a portion of the year in 2014. Occupancy expense and equipment expenses increased $194 thousand and $144 thousand, respectively, in 2015 as compared to 2014. These increases were again primarily a result of the addition of the two new branches acquired in the Savannah River transaction included for the entire year of 2015. As noted previously, the Bank also opened a new branch office in Columbia, South Carolina in June 2014 and the cost of operating this branch was included in the 2015 results for the entire year. Marketing and public relation expense increased $110 thousand from $738 thousand in 2014 to $848 thousand in 2015. This increase is result of planned increases in our overall marketing program. During the 2014, we incurred merger-related expenses of $503 thousand related to the acquisition of Savannah River and the First South loan and deposit acquisition. There were no merger related expenses in 2015. Amortization of intangibles increased from $280 thousand in 2014 to $387 thousand in 2015. The core deposit premium and other identifiable intangibles for both the Savannah River and First South transactions are being amortized over seven years on an accelerated basis and are included in our results for the entire year of 2015.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2016	2015	2014
Salary and employee benefits	$15,323	$14,428	$13,743
Occupancy	2,167	2,076	1,882
Furniture and Equipment	1,728	1,649	1,505
Marketing and public relations	865	848	739
ATM/debit card and bill payment processing	798	605	569
Supplies	130	137	153
Telephone	349	357	373
Courier	95	89	85
Correspondent services	237	207	188
FDIC/FICO premium	412	527	521
Insurance	291	265	279
Other real estate expenses	201	524	553
Legal and Professional fees	738	586	766
Loss on limited partnership interest	172	188	187
Postage	182	185	189
Director fees	391	367	356
Amortization of intangibles	318	387	280
Shareholder expense	172	130	170
Merger expense	—	—	503
Other	1,207	1,123	919
	$25,776	$24,678	$23,960
47

Income Tax Expense

Income tax expense for 2016 was $2.2 million as compared to income tax expense for the year ended December 31, 2015 of $2.3 million and $2.0 million for the year ended December 31, 2014 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. A valuation allowance is then established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. The effective tax rate for 2016, 2015 and 2014 was 24.5%, 27.1% and 27.9%, respectively. The decrease in the effective tax rate in 2016 as compared to 2015 resulted from a $200 thousand South Carolina tax credit received on a qualifying community development investment as well as the additional income on increased bank-owned-life insurance holdings. It is anticipated that our effective tax rate for 2017 will be between 27% and 30%.

Financial Position

Assets totaled $914.8 million at December 31, 2016 as compared to $862.7 million at December 31, 2015, an increase of $52.1 million. This is primarily a result of organic growth in deposit balances of $50.4 million during 2016. Over the last several years, we have attempted to control our pricing on time deposits as we have experienced continued growth in pure deposits (deposits excluding time deposits). Pure deposits grew $48.7 million in 2016 and time deposits increased by only $1.7 million in 2016. Loans at December 31, 2016 were $546.7 million (excluding loans held for sale) as compared to $489.2 million at December 31, 2015.  We funded in excess of $164.5 million in loan production during 2016. Net of pay-downs this resulted in organic loan growth of $57.5 million, or 11.8%, from December 31, 2015 to December 31, 2016. At December 31, 2016, loans (excluding loans held for sale) accounted for 64.3% of earning assets, as compared to 62.1% at December 31, 2015.  The loan-to-deposit ratio at December 31, 2016 was 72.1% as compared to 68.7% at December 31, 2015.  Loans originated and held for sale are generally held for less than thirty days and have locked in purchase commitments by investors prior to closing. At December 31, 2016, loans held for sale amounted to $5.7 million as compared to $3.0 at December 31, 2015. Investment securities were $270.6 million at December 31, 2016 as compared to $283.8 million at December 31, 2015.  At December 31, 2016 and 2015, we had $17.2 million and $17.4 million, respectively, in securities classified as held-to-maturity, all of which are municipal securities. We continue to evaluate the intent for classification purposes on a security-by-security basis. At December 31, 2016, we had no securities rated below investment grade on our balance sheet (see Note 4, Investment Securities, for further information). Short-term federal funds sold, and interest-bearing bank balances were $10.1 million at December 31, 2016 compared to $12.1 million at December 31, 2015.  Deposits increased by $50.4 million to $766.6 million at December 31, 2016 as compared to $716.2 million at December 31, 2015. At December 31, 2016, we had no brokered deposits. At December 31, 2015, we had brokered deposits amounting to $1.8 million which had been acquired through the Savannah River acquisition in 2014. FHLB advances decreased slightly, from $24.8 million at December 31, 2015, to $24.0 million at December 31, 2016. During 2016, we prepaid certain term advances of $11.4 million as discussed above. At December 31, 2016, there were $13.0 million in fixed-rate term advances and $11.0 million in overnight advances (see Note 12 to financial statements). Typically, the term advances funds are higher costing funds and as previously discussed we have paid down advances as they mature or as the pricing for prepaying certain advances is favorable. The loan growth experienced in the fourth quarter of 2016 was partially funded through these overnight borrowings. We currently anticipate that cash flow from the investment portfolio will allow us to reduce these overnight funds over the next few quarters.

Shareholders’ equity totaled $81.9 million at December 31, 2016, as compared to $79.0 million at December 31, 2015. The increase in shareholder’s equity is primarily a result of retention of earnings net of dividends paid of $4.6 million and a decrease in Accumulated Other Comprehensive Income (loss) (“AOCI”) of $2.1 million.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2016, loans accounted for 63.1% of average earning assets. The loan portfolio (including held-for-sale) averaged $514.8 million in 2016 as compared to $473.4 million in 2015. Quality loan portfolio growth continued to be a strategic focus in 2016. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2016, we funded new loans (excluding loans originated for sale) of approximately $164.5 million, as compared to $116.5 million in 2015. We remain committed to meeting the credit needs of our local markets. However, adverse national and local economic conditions, as well as deterioration of asset quality within our Company, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Commercial, financial & agricultural	$42,704	$37,809	$33,403	$19,925	$20,924
Real estate:
Construction	45,746	35,829	27,545	18,933	13,052
Mortgage—residential	47,472	49,077	48,510	37,579	38,892
Mortgage—commercial	371,112	326,978	293,186	237,701	226,575
Consumer:
Home equity	31,368	30,906	33,000	25,659	27,173
Other	8,307	8,592	8,200	7,800	5,495
Total gross loans	546,709	489,191	443,844	347,597	332,111
Allowance for loan losses	(5,214)	(4,596)	(4,132)	(4,219)	(4,621)
Total net loans	$541,495	$484,595	$439,712	$343,378	$327,490

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2016 and 2015 were commercial mortgage loans in the amount of $371.1 million and $327.0 million, respectively, representing 67.9% and 66.8% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2016.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)	December 31, 2016
	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$10,715	$28,003	$3,986	$42,704
Real Estate/Construction	11,428	20,731	13,587	45,746
All other loan	66,531	241,418	150,310	458,259
	$88,674	$290,152	$167,883	$546,709

Loans maturing after one year with:
	Variable Rate	$65,135
	Fixed Rate	392,900
		$458,035

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $283.6 million in 2016, as compared to $275.9 million in 2015. This represents 34.8% and 35.9% of the average earning assets for both the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, our investment securities portfolio amounted to $272.4 million and $283.8 million, respectively.

At December 31, 2016, the estimated weighted average life of the investment portfolio was approximately 5.1 years, duration of approximately 3.8 years, and a weighted average tax equivalent yield of approximately 2.48%. At December 31, 2015, the estimated weighted average life of the investment portfolio was approximately 4.9 years, duration of approximately 3.7 years, and a weighted average tax equivalent yield of approximately 2.37%.

We held no debt securities rated below investment grade at December 31, 2016.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2016	2015	2014
Securities available-for-sale at fair value:
U.S. Treasury	$1,520	$1,522	$—
U.S. Government sponsored enterprises	997	992	3,434
Small Business Administration pools	50,184	57,328	58,545
Mortgage-backed securities	144,298	146,261	160,353
State and local government	54,534	57,295	46,516
Preferred stock	1,000	417	417
Other	861	872	899
	$253,394	$264,687	$270,164
Securities held-to-maturity at amortized cost:
State and local government	$17,193	$17,371	$10,647
Total	$270,587	$282,058	$280,811

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $1.8 million at December 31, 2016 and 2015.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2016:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Treasury	$—	—	$—	—	$1,520	1.50%	$—	—
Government sponsored enterprises	8	4.90%	989	2.75%	—	—	—	—
Small Business Administration pools	936	0.88%	23,012	1.87%	22,140	2.36%	4,096	2.73%
Mortgage-backed securities	4,221	1.62%	94,972	1.77%	41,925	2.22%	3,179	3.58%
State and local government	—	—	1,937	2.92%	7,242	3.69%	45,356	4.35%
Other	801	3.01%	60	2.01%	—	—	1,000	—
Total investment securities available-for-sale	$5,966	1.70%	$120,970	1.82%	$72,827	2.78%	$53,631	4.70%

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Held-to-maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

State and local government	$—	—	$611	1.91%	$8,229	3.20%	$8,353	3.86%
Total investment securities held-to-maturity:	$—	—	$611	1.91%	$8,229	3.20%	$8,353	3.86%

(1)	Yield calculated on tax equivalent basis

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $17.5 million in 2016, as compared to $20.3 million in 2015. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2016, short-term investments including funds on deposit at the Federal Reserve totaled $10.1 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $739.4 million during 2016, compared to $688.6 million during 2015. Average interest-bearing deposits were $567.4 million during 2016, as compared to $541.6 million during 2015.

The following table sets forth the deposits by category:

	December 31,
	2016		2015		2014
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$182,915	23.9%	$156,247	21.4%	$133,004	22.6%
NOW accounts	161,106	21.0%	154,262	20.0%	136,362	19.9%
Money market accounts	166,353	21.7%	164,046	23.1%	151,620	20.4%
Savings accounts	75,012	9.8%	60,699	8.4%	53,583	8.0%
Time deposits less than $100,000	90,332	11.8%	100,170	15.0%	108,048	16.1%
Time deposits more than $100,000	90,904	11.8%	80,727	12.1%	86,966	13.0%
	$766,622	100.0%	$716,151	100.0%	$669,583	100.0%

Large certificate of deposit customers, which we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $654.4 million and $635.4 million at December 31, 2016 and 2015, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $37.7 million and $21.1 million at December 31, 2016 and December 31, 2015, respectively.

A stable base of deposits is expected to continue be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2016
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$14,376	$12,629	$17,922	$45,977	$90,904

There were no other time deposits of $100,000 or more at December 31, 2016.

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $21.4 million, $19.3 million and $18.2 million during 2016, 2015 and 2014, respectively. The maximum month-end balances during 2016, 2015 and 2014 were $23.7 million, $22.5 million and $20.1 million, respectively. The average rates paid during these periods were 0.19%, 0.19% and 0.20%, respectively. The balances of securities sold under agreements to repurchase were $19.5 million and $21.0 million at December 31, 2016 and 2015, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2016 and 2015, the average outstanding advances amounted to $23.2 million and $29.3 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2016 and 2015:

	December 31,
(In thousands)	2016		2015
Maturing	Amount	Rate	Amount	Rate
2017	11,000	0.65%	15,250	3.98%
2018	—	—	9,250	4.44%
2019	3,813	2.94%	—	—
2020	4,519	3.26%	288	1.00%
2021	4,703	3.09%	—	—
After five years
	$24,035	1.98%	$24,788	4.12%

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

Capital Adequacy and Dividends

Total shareholders’ equity as of December 31, 2016 was $81.9 million as compared to $79.0 million as of December 31, 2015. In 2014, we issued 1.274 million shares of common stock in connection with the Savannah River merger valued at $13.7 million. In 2016, the retention of earnings less dividend payments on our common stock, offset by a decline in AOCI of $2.1 million, accounted for substantially all of the $2.9 million increase in shareholders’ equity. The change in AOCI is related to the change in the fair value of our securities portfolio as a result of changing interest rates. In 2014, we paid a dividend of $0.06 per share each quarter. During each quarter of 2015, we paid a dividend on our common stock of $0.07 per share. In 2016, we paid a $0.08 per share dividend on our common stock each quarter.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2016.

	2016	2015	2014
Return on average assets	0.75%	0.73%	0.73%
Return on average common equity	8.08%	7.94%	8.13%
Equity to assets ratio	8.95%	9.16%	9.17%
Dividend Payout Ratio	31.68%	29.92%	28.98%

In July 2013, the federal bank regulatory agencies issued a final rule that revised the risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act. The rules became effective as of January 1, 2015. Portions of the capital rules have a phase in period. The revised rules will be fully phased in as of January 1, 2019. As of December 31, 2016, the Company and the Bank meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time. The Company and the Bank exceeded the regulatory capital ratios at December 31, 2015 and 2014, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2016
Risk Based Capital
Tier 1	$38,010	6.0%	$87,657	13..8%	$48,872	7.8%
Total Capital	50,681	8.0%	92,871	14.7%	42,253	6.7%
CET1	28,509	4.5%	87,657	13.8%	57,282	9.3%
Tier 1 Leverage	35,875	4.0%	87,657	9.8%	48,589	5.8%
December 31, 2015
Risk Based Capital
Tier 1	$33,640	6.0%	$82,512	14.7%	$48,872	8.7%
Total Capital	44,855	8.0%	87,108	15.5%	42,253	7.5%
CET1	25,230	4.5%	82,512	14.7%	57,282	10.2%
Tier 1 Leverage	33,923	4.0%	82,512	9.7%	48,589	5.7%
The Company:
December 31, 2016
Risk Based Capital
Tier 1	$38,126	6.0%	$91,966	14.5%	$53,840	8.5%
Total Capital	50,835	8.0%	97,180	15.3%	46,345	7.3%
CET1	28,595	4.5%	77,466	12.2%	48,871	7.7%
Tier 1 Leverage	35,957	4.0%	$91,966	10.2%	56,009	6.2%
December 31, 2015
Risk Based Capital
Tier 1	$33,782	6.0%	$86,682	15.4%	$52,900	9.4%
Total Capital	45,043	8.0%	91,278	16.2%	46,235	8.2%
CET1	25,336	4.5%	72,444	12.9%	47,108	8.4%
Tier 1 Leverage	34,021	4.0%	86,682	10.2%	52,661	6.2%

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

We anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Total shareholders’ equity was 8.95% of total assets at December 31, 2016 and 9.16% at December 31, 2015. Funds sold and short-term interest bearing deposits are our primary source of immediate liquidity and averaged $17.5 million and $20.3 million during the year ended December 31, 2016 and 2015, respectively. The Bank maintains federal funds purchased lines with two financial institutions each in the amount of $10.0 million. The FHLB has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the internal control structure over financial reporting as of December 31, 2016 has been audited by Elliott Davis Decosimo, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

/s/ Michael C. Crapps Chief Executive Officer and President	/s/ Joseph G. Sawyer Executive Vice President and Chief Financial Officer
56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Community Corporation and Subsidiary
Lexington, South Carolina

We have audited the internal control over financial reporting of First Community Corporation and Subsidiary (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

First Community Corporation and Subsidiary

Lexington, South Carolina

We have audited the accompanying consolidated balance sheets of First Community Corporation and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation and Subsidiary, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 13, 2017

FIRST COMMUNITY CORPORATION
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2016	2015
ASSETS
Cash and due from banks	$11,925	$10,973
Interest-bearing bank balances	9,475	11,375
Federal funds sold and securities purchased under agreements to resell	599	593
Investments held-to-maturity	17,193	17,371
Investment securities available-for-sale	253,394	264,687
Other investments, at cost	1,809	1,783
Loans held for sale	5,707	2,962
Loans	546,709	489,191
Less, allowance for loan losses	5,214	4,596
Net loans	541,495	484,595
Property, furniture and equipment - net	29,833	29,929
Land held for sale	1,055	1,080
Bank owned life insurance	20,905	20,301
Other real estate owned	1,146	2,458
Intangible assets	1,102	1,419
Goodwill	5,078	5,078
Other assets	14,077	8,130
Total assets	$914,793	$862,734
LIABILITIES
Deposits:
Non-interest bearing demand	$182,915	$156,247
Interest bearing	583,707	559,904
Total deposits	766,622	716,151
Securities sold under agreements to repurchase	19,527	21,033
Federal Home Loan Bank Advances	24,035	24,788
Junior subordinated debt	14,964	14,964
Other liabilities	7,784	6,760
Total liabilities	832,932	783,696
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,708,393 at December 31, 2016 and 6,690,551 at December 31, 2015	6,708	6,690
Common stock warrants issued	46	46
Nonvested restricted stock	(220)	(297)
Additional paid in capital	75,991	75,761
Retained earnings (deficit)	573	(3,992)
Accumulated other comprehensive income (loss)	(1,237)	830
Total shareholders’ equity	81,861	79,038
Total liabilities and shareholders’ equity	$914,793	$862,734

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2016	2015	2014

Interest income:
Loans, including fees	$23,677	$23,219	$21,915
Investment securities - taxable	3,819	3,630	3,986
Investment securities - non taxable	1,905	1,681	1,291
Other short term investments	105	119	106
Total interest income	29,506	28,649	27,298
Interest expense:
Deposits	1,818	1,750	1,710
Securities sold under agreement to repurchase	42	37	37
Other borrowed money	1,187	1,609	1,821
Total interest expense	3,047	3,396	3,568
Net interest income	26,459	25,253	23,730
Provision for loan losses	774	1,138	880
Net interest income after provision for loan losses	25,685	24,115	22,850
Non-interest income:
Deposit service charges	1,405	1,469	1,517
Mortgage banking income	3,382	3,432	3,186
Investment advisory fees and non-deposit commissions	1,135	1,287	1,268
Gain on sale of securities	601	355	182
Gain ( loss) on sale of other assets	(33)	8	(11)
Loss on early extinguishment of debt	(459)	(199)	(351)
Other	2,909	2,614	2,422
Total non-interest income	8,940	8,966	8,213
Non-interest expense:
Salaries and employee benefits	15,323	14,428	13,743
Occupancy	2,167	2,076	1,882
Equipment	1,728	1,649	1,505
Marketing and public relations	865	848	738
FDIC Insurance assessments	412	527	521
Other real estate expense	201	524	553
Amortization of intangibles	318	387	280
Merger expenses	—	—	503
Other	4,762	4,239	4,235
Total non-interest expense	25,776	24,678	23,960
Net income before tax	8,849	8,403	7,103
Income tax expense	2,167	2,276	1,982
Net income	$6,682	$6,127	$5,121

Basic earnings per common share	$1.01	$0.93	$0.78
Diluted earnings per common share	$0.98	$0.91	$0.78

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year ended December 31,
	2016	2015	2014

Net income	$6,682	$6,127	$5,121

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of $860, $106 and ($2,017), respectively	(1,670)	(207)	3,918

Less: Reclassification adjustment for gain included in net income, net of tax of $204, $121, and $62, respectively	(397)	(234)	(120)
Other comprehensive income (loss)	(2,067)	(441)	3,798
Comprehensive income	$4,615	$5,686	$8,919

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock						Accumulated
	Number		Common	Additional	Nonvested	Retained	Other
	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
(Dollars and shares in thousands)	Issued	Stock	Warrants	Capital	Stock	(deficit)	Income (loss)	Total
Balance, December 31, 2013	5,303	$5,303	$48	$62,214	$(444)	$(11,923)	$(2,527)	$52,671
Net income						5,121		5,121
Other comprehensive income net of tax of $2,079							3,798	3,798
Issuance of restricted stock	71	71		697	(768)
Amortization of compensation on restricted stock					539			539
Issuance of common stock	1,274	1,274		12,436				13,710
Dividends: Common ($0.24 per share)						(1,484)		(1,484)
Dividend reinvestment plan	16	16		157				173
Balance, December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						6,127		6,127
Other comprehensive loss net of tax of $227							(441)	(441)
Issuance of restricted stock	13	13		137	(150)			—
Restricted stock shares surrendered	(8)	(8)		(90)				(98)
Amortization of compensation on restricted stock					526			526
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.28 per share)						(1,833)		(1,833)
Dividend reinvestment plan	19	19		210				229
Balance, December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						6,682		6,682
Other comprehensive loss net of tax of $1,064							(2,067)	(2,067)
Issuance of restricted stock	22	22		275	(297)			—
Restricted stock shares surrendered	(26)	(26)		(327)				(353)
Amortization of compensation on restricted stock					374			374
Issuance of common stock	1	1		13				14
Dividends: Common ($0.32 per share)						(2,117)		(2,117)
Dividend reinvestment plan	21	21		269				290
Balance, December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

	(Amounts in thousands)	Year Ended December 31,
		2016	2015	2014
	Cash flows from operating activities:
	Net income	$6,682	$6,127	$5,121
	Adjustments to reconcile net income to net cash provided in operating activities
	Depreciation	1,333	1,253	1,118
	Premium amortization	4,040	4,214	3,617
	Provision for loan losses	774	1,138	881
	Writedowns of other real estate owned	76	219	161
	(Gain) loss on sale of other real estate owned	33	(8)	11
	Originations of HFS loans	(96,489)	(101,944)	(87,864)
	Sales of HFS loans	93,744	103,106	87,530
	Amortization of intangibles	318	387	280
	Gain on sale of securities	(601)	(355)	(182)
	Accretion on acquired loans	(880)	(934)	—
	Writedown of land held for sale	25	120	—
	Loss on early extinguishment of debt	459	199	351
	(Increase) decrease in other assets	(5,404)	936	804
	Increase in accounts payable	1,025	50	179
	Net cash provided in operating activities	5,135	14,508	12,007
	Cash flows from investing activities:
	Proceeds from sale of securities available-for-sale	33,215	26,099	49,007
	Purchase of investment securities available-for-sale	(66,359)	(63,217)	(106,064)
	Purchase of investment securities held-to-maturity	—	(6,879)	(10,666)
	Maturity/call of investment securities available-for-sale	38,034	37,634	37,128
	Proceeds from sale of other investments	486	1,250	671
	(Increase) decrease in loans	(57,456)	(45,460)	16,169
	Net cash disbursed in business combination	—	—	(11,353)
	Purchase of loans	—	—	(8,705)
	Proceeds from sale of other real estate owned	1,781	514	1,822
	Purchase of property and equipment	(1,237)	(2,672)	(3,215)
	Purchase of BOLI	—	(5,250)	—
	Net cash used in investing activities	(51,536)	(57,981)	(35,206)
	Cash flows from financing activities:
	Increase in deposit accounts	50,403	46,652	18,219
	Advances from the Federal Home Loan Bank	73,593	32,500	38,100
	Repayment of advances from the Federal Home Loan Bank	(74,865)	(36,848)	(61,674)
	Increase (decrease) in securities sold under agreements to repurchase	(1,506)	3,650	(1,251)
	Purchase of deposits	—	—	39,482
	Repayment of long term debt	—	(370)	—
	Restricted shares surrendered	(353)	(98)	—
	Issuance of common stock	14	—	—
	Dividend reinvestment plan	290	229	173
	Dividends paid on Common Stock	(2,117)	(1,833)	(1,484)
	Net cash provided in financing activities	45,459	43,882	31,565
	Net increase (decrease) in cash and cash equivalents	(942)	409	8,366
	Cash and cash equivalents at beginning of year	22,941	22,532	14,166
	Cash and cash equivalents at end of year	$21,999	$22,941	$22,532
	Supplemental disclosure:
Cash paid during the period for:	Interest	$3,097	$3,468	$3,537
	Income Taxes	$1,345	$2,220	$1,100
	Non-cash investing and financing activities:
	Unrealized (loss) gain on securities available-for-sale	$(2,067)	$(441)	$3,798
	Transfer of loans to other real estate owned	$579	$240	$1,567

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expense totaled $820 thousand, $806 thousand and $609 thousand for the years ended December 31, 2016, 2015, and 2014 respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2016, 2015 or 2014.

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

Segment Information

ASC Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s four reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management (see Note 24, Reportable Segments, for further information).

Recently Issued Accounting Standards

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

In October 2016, the FASB amended the Income Taxes topic of the Accounting Standards Codification to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2016, the FASB amended the Consolidation topic of the Accounting Standards Codification to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments will be effective for the Company for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (December 14, 2016) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications

Certain captions and amounts in the 2014 and 2015 consolidated financial statements were reclassified to conform to the 2016 presentation.

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

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
US Treasury securities	$1,538	$—	$18	$1,520
Government sponsored enterprises	959	38	—	997
Mortgage-backed securities	145,696	480	1,878	144,298
Small Business Administration pools	50,560	208	584	50,184
State and local government	54,702	907	1,075	54,534
Corporate and other securities	1,932	—	71	1,861
	$255,387	$1,633	$3,626	$253,394
December 31, 2015:
US Treasury securities	$1,547	$—	$25	$1,522
Government sponsored enterprises	950	42	—	992
Mortgage-backed securities	146,935	498	1,172	146,261
Small Business Administration pools	57,474	355	501	57,328
State and local government	55,294	2,037	36	57,295
Corporate and other securities	1,349	—	60	1,289
	$263,549	$2,932	$1,794	$264,687

HELD-TO-MATURITY

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
State and local government	$17,193	$54	$133	$17,114
	$17,193	$54	$133	$17,114
December 31, 2015:
State and local government	$17,371	$211	$27	$17,555
	$17,371	$211	$27	$17,555

At December 31, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $801.1 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $1.0 million. At December 31, 2015, corporate and other securities available-for-sale included the following at fair value: mutual funds at $812.0 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $416.8 thousand. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.8 million and $1.8 million at December 31, 2016 and December 31, 2015, respectively.

For the year ended December 31, 2016, proceeds from the sale of securities available-for-sale amounted to $32.2 million, gross realized gains amounted to $601 thousand and there were no gross realized losses. For the year ended December 31, 2015, proceeds from the sale of securities available-for-sale amounted to $26.1 million, gross realized gains amounted to $380 thousand and gross realized losses amounted to $25 thousand. For the year ended December 31, 2014, proceeds from the sale of securities available-for-sale amounted to $49.0 million, gross realized gains amounted to $308 thousand and gross realized losses amounted to $126 thousand. The tax provision applicable to the net realized gain was approximately $204 thousand, $121 thousand, and $62 thousand for 2016, 2015 and 2014, respectively.

Note 4—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2016, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$6,013	$5,966	$—	$—
Due after one year through five years	122,954	122,490	611	606
Due after five years through ten years	72,521	71,307	8,229	8,171
Due after ten years	53,899	53,631	8,353	8,337
	$255,387	$253,394	$17,193	$17,114

Securities with an amortized cost of $102.8 million and fair value of $107.6 million at December 31, 2016 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $98.3 million and fair value of $98.1 million at December 31, 2015 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2016 and December 31, 2015.

	Less than 12 months		12 months or more		Total
December 31, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,520	$18	$—	$—	$1,520	$18
Government Sponsored Enterprise mortgage-backed securities	77,389	1,597	16,655	281	94,044	1,878
Small Business Administration pools	15,213	206	23,382	378	38,595	584
State and local government	17,502	1,075	—	—	17,502	1,075
Corporate bonds and other	—	—	801	71	801	71
Total	$111,624	$2,896	$40,838	$730	$152,462	$3,626

	Less than 12 months		12 months or more		Total
December 31, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$10,245	$133	$—	$—	$10,245	$133
Total	$10,245	$133	$—	$—	$10,245	$133
73

Note 4—INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,522	$25	$—	$—	$1,522	$25
Government Sponsored Enterprise mortgage-backed securities	69,112	731	17,593	439	86,705	1,170
Small Business Administration pools	13,386	153	25,709	348	39,095	501
Non-agency mortgage-backed securities	—	—	186	2	186	2
State and local government	1,461	8	1,362	28	2,823	36
Corporate bonds and other	—	—	812	60	812	60
Total	$85,481	$917	$45,662	$877	$131,143	$1,794

	Less than 12 months		12 months or more		Total
December 31, 2015 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$3,473	$24	$444	$3	$3,917	$27
Total	$3,473	$24	$444	$3	$3,917	$27
74

Note 4—INVESTMENT SECURITIES (Continued)

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $145.3 million and $146.9 million and approximate fair value of $143.9 million and $146.3 million at December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2016.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2016 with an amortized cost of $427.2 thousand and approximate fair value of $436.5 thousand. The Company held PLMBSs, including CMOs, at December 31, 2015 with an amortized cost of $554.8 thousand and approximate fair value of $556.3 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, no OTTI charges were recorded in earnings for the PLMBS portfolio. At December 31, 2016 the Company does not own any securities rated below investment grade.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2016 and December 31, 2015.

75

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Commercial, financial and agricultural	$42,704	$37,809
Real estate:
Construction	45,746	35,829
Mortgage-residential	47,472	49,077
Mortgage-commercial	371,112	326,978
Consumer:
Home equity	31,368	30,906
Other	8,307	8,592
Total	$546,709	$489,191

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at the beginning of year	$4,596	$4,132	$4,219
Provision for loan losses	774	1,138	881
Charged off loans	(239)	(807)	(1,111)
Recoveries	83	133	143
Balance at end of year	$5,214	$4,596	$4,132
76

Note 5—LOANS (Continued)

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2016
Allowance for loan losses:
Beginning balance	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(11)	(136)	(20)	(72)	—	(239)
Recoveries	5	—	40	21	3	14	—	83
Provisions	65	53	186	872	43	148	(593)	774
Ending balance	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214

Ending balances: Individually evaluated for impairment	$—	$—	$2	$4	$—	$—	$—	$6

Collectively evaluated for impairment	145	104	436	2,789	153	127	1,454	5,208

Loans receivable:
Ending balance-total	$42,704	$45,746	$47,472	$371,112	$31,368	$8,307	$—	$546,709

Ending balances: Individually evaluated for impairment	—	—	639	5,124	56	—	—	5,819
Collectively evaluated for impairment	42,704	45,746	46,833	365,988	31,312	8,307	—	540,890
77

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(69)	—	(50)	(626)	—	(62)	—	(807)
Recoveries	6	—	7	33	3	84	—	133
Provisions	71	6	87	1,057	(10)	(29)	(44)	1,138
Ending balance	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596

Ending balances: Individually evaluated for impairment	$—	$—	$3	$—	$—	$—	$—	$3

Collectively evaluated for impairment	75	51	220	2,036	127	37	2,047	4,593

Loans receivable:
Ending balance-total	$37,809	$35,829	$49,077	$326,978	$30,906	$8,592	$—	$489,191

Ending balances: Individually evaluated for impairment	9	—	848	5,620	—	—	—	6,477

Collectively evaluated for impairment	37,800	35,829	48,229	321,358	30,906	8,592	—	482,714
78

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$233	$26	$291	$1,117	$112	$80	$2,360	$4,219
Charge-offs	(54)	—	(52)	(879)	(17)	(109)	—	(1,111)
Recoveries	110	—	10	—	6	17	—	143
Provisions	(222)	19	(70)	1,334	33	56	(269)	881
Ending balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132

Ending balances: Individually evaluated for impairment	$—	$—	$4	$57	$—	$—	$—	$61

Collectively evaluated for impairment	67	45	175	1,515	134	44	2,091	4,071

Loans receivable:
Ending balance-total	$33,403	$27,545	$48,510	$293,186	$33,000	$8,200	$—	$443,844

Ending balances: Individually evaluated for impairment	55	—	1,078	7,334	92	—	—	8,559

Collectively evaluated for impairment	33,348	27,545	47,432	285,852	32,908	8,200	—	435,285
79

Note 5—LOANS (Continued)

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2016 and December 31, 2015.

(Dollars in thousands)	For the years ended December 31,
	2016	2015
Balance, beginning of year	$7,037	$3,969
New Loans	481	4,332
Less loan repayments	1,415	1,264
Balance, end of year	$6,103	$7,037

 The following table presents at December 31, 2016, 2015 and 2014, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2016	2015	2014
Total loans considered impaired at year end	$5,819	$6,477	$8,559
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$224	$49	$1,959
Related allowance	$6	$3	$61
Loans considered impaired and previously written down to fair value	$5,595	$6,428	$6,600
Average impaired loans	$8,727	$9,518	$10,900
Amount of interest earned during period of impairment	$112	$64	$163
80

The following tables are by loan category and present at December 31, 2016, December 31, 2015 and December 31, 2014 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	593	603	—	660	—
Mortgage-commercial	4,946	6,821	—	7,777	98
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	46	46	2	48	2
Mortgage-commercial	178	178	4	186	12
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	639	649	2	708	2
Mortgage-commercial	5,124	6,999	4	7,963	110
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,819	$7,704	$6	$8,727	$112
81

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$9	$9	$—	$13	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	799	874	—	1,082	1
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	49	49	3	51	3
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	9	9	—	13	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	848	923	3	1,133	4
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$6,477	$8,480	$3	$9,518	$64
82

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$55	$112	$—	$132	$3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,025	1,167	—	1,071	8
Mortgage-commercial	5,428	6,469	—	7,634	64
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	53	53	4	54	3
Mortgage-commercial	1,906	2,134	57	1,926	85
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	55	112	—	132	3
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	1,078	1,220	4	1,125	11
Mortgage-commercial	7,334	8,603	57	9,560	149
Consumer:
Home Equity	92	97	—	83	—
Other	—	—	—	—	—
	$8,559	$10,032	$61	$10,900	$163
83

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2016 and December 31, 2015, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2016		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$42,486	$218	$—	$—	$42,704
Real estate:
Construction	45,746	—	—	—	45,746
Mortgage – residential	45,751	622	1,099	—	47,472
Mortgage – commercial	358,767	5,773	6,572	—	371,112
Consumer:
Home Equity	30,929	180	259	—	31,368
Other	8,301	6	—	—	8,307
Total	$531,980	$6,799	$7,930	$—	$546,709

(Dollars in thousands)
December 31, 2015		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$37,501	$299	$9	$—	$37,809
Real estate:
Construction	35,374	455	—	—	35,829
Mortgage – residential	46,580	1,378	1,119	—	49,077
Mortgage – commercial	310,367	7,555	9,056	—	326,978
Consumer:
Home Equity	30,587	180	139	—	30,906
Other	8,587	1	4	—	8,592
Total	$468,996	$9,868	$10,327	$—	$489,191

84

Note 5—LOANS (Continued)

At December 31, 2016 and 2015, non-accrual loans totaled $4.1 million and $4.8 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $340 thousand and $278 thousand in 2016 and 2015, respectively. Interest recorded on non-accrual loans in 2016 and 2015 amounted to $6 thousand and $1 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2016 and 2015 amounted to $1.8 million and $1.6 million, respectively. Interest earned during 2016 and 2015 on these loans amounted to $112 thousand and $63 thousand, respectively.

There were loans of $53.0 thousand as of December 31, 2016 that were greater than 90 days delinquent and still accruing interest. There were no loans greater than 90 days delinquent and still accruing interest as of December 31, 2015.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2015 and December 31, 2014:

(Dollars in thousands) December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$11	$—	$—	$—	$11	$42,693	$42,704
Real estate:
Construction	—	—	—	—	—	45,746	45,746
Mortgage-residential	194	145	32	593	964	46,508	47,472
Mortgage-commercial	995	337	—	3,400	4,732	366,380	371,112
Consumer:
Home equity	59	64	16	56	195	31,173	31,368
Other	16	1	5	—	22	8,285	8,307
Total	$1,275	$547	$53	$4,049	$5,924	$540,785	$546,709

(Dollars in thousands) December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$5	$—	$—	$9	$14	$37,795	$37,809
Real estate:
Construction	—	—	—	—	—	35,829	35,829
Mortgage-residential	126	195	—	799	1,120	47,957	49,077
Mortgage-commercial	1,180	290	—	4,031	5,501	321,477	326,978
Consumer:
Home equity	135	—	—	—	135	30,771	30,906
Other	4	4	—	—	8	8,584	8,592
Total	$1,450	$489	$—	$4,839	$6,778	$482,413	$489,191
85

Note 5—LOANS (Continued)

The following tables, by loan category, present loans determined to be TDRs during the twelve month period ended December 31, 2014. There were no loans determined to be TDRs during the twelve month periods ended December 31, 2016 and December 31, 2015.

Troubled Debt
Restructurings	For the twelve months ended December 31, 2014
(Dollars in thousands)
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
TDRs
Mortgage-Commercial	1	$1,664	$1,664
Mortgage-Consumer	1	180	180
Total TDRs	2	$1,844	$1,844

During the twelve month period ended December 31, 2014, the Company determined two loans to be TDRs. For both of these loans the rate and payment amount were lowered.

The following table, by loan category, presents loans determined to be TDRs in the twelve months ended December 31, 2014 that had payment defaults during twelve month period ended December 31, 2014. Defaulted loans are those loans that are greater than 90 days past due

Troubled Debt	For the twelve months ended
Restructurings	December 31, 2014
that subsequently defaulted	Number
this period	of	Recorded
(Dollars in thousands)	Contracts	Investment

Mortgage-Consumer	1	$180
Total TDRs	1	$180

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

86

Note 5—LOANS (Continued)

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, (Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2016, 2015 and 2014 follows (dollars in thousands):

(Dollars in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Accretable yield, beginning of period	$92	$75	$—
Additions	—	—	272
Accretion	(170)	(544)	(197)
Reclassification of nonaccretable difference due to improvement in expected cash flows	112	561	—
Other changes, net	—	—	—
Accretable yield, end of period	$34	$92	$75

At December 31, 2016 and 2015 the recorded investment in purchased impaired loans was $593 thousand and $2.1 million respectively. The unpaid principal balance was $811 thousand and $2.9 million at December 31, 2016 and 2015, respectively. At December 31, 2016 these loans were commercial real estate.

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

87

Note 6– FAIR VALUE MEASUREMENT (Continued)

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

88

Note 6– FAIR VALUE MEASUREMENT (Continued)

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$21,999	$21,999	$21,999	$—	$—
Held-to-maturity securities	17,193	17,114	—	17,114	—
Available-for-sale securities	253,394	253,394	801	251,593	1,000
Other investments, at cost	1,809	1,809	—	—	1,809
Loans held for sale	5,707	5,707	—	5,707	—
Net loans receivable	541,495	540,487	—	534,674	5,813
Accrued interest	2,925	2,925	2,925	—	—
Financial liabilities:
Non-interest bearing demand	$182,915	$182,915	$—	$182,915	$—
NOW and money market accounts	327,459	327,459	—	327,459	—
Savings	75,012	75,012	—	75,012	—
Time deposits	181,236	181,638	—	181,638	—
Total deposits	766,622	767,024	—	767,024	—
Federal Home Loan Bank Advances	24,035	24,518	—	24,518	—
Short term borrowings	19,527	19,527	—	19,527	—
Junior subordinated debentures	14,964	15,258	—	15,258	—
Accrued interest payable	602	602	602	—	—
89

Note 6– FAIR VALUE MEASUREMENT (Continued)

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
90

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2016 and December 31, 2015 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2016 or December 31, 2015 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,520	$—	$1,520	$—
Government sponsored enterprises	997	—	997	—
Mortgage-backed securities	144,298	—	144,298	—
Small Business Administration securities	50,184	—	50,184	—
State and local government	54,534	—	54,534	—
Corporate and other securities	1,861	801	60	1,000
Total	$253,394	$801	$251,593	$1,000

(Dollars in thousands)

Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,522	$—	$1,522	$—
Government sponsored enterprises	992	—	992	—
Mortgage-backed securities	146,261	—	146,261	—
Small Business Administration securities	57,328	—	57,328	—
State and local government	57,295	—	57,295	—
Corporate and other securities	1,289	812	60	417
Total	$264,687	$812	$263,458	$417
91

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2016 and 2015 measured on a recurring basis:

2016

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2015	$417
Total gains or losses (realized/unrealized)
Included in earnings	—

Included in other comprehensive income	—

Purchases, sales, issuances, and settlements (net)	583

Transfers in and/or out of Level 3	—
Ending Balance December 31, 2016	$1,000

2015

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2014	$417
Total gains or losses (realized/unrealized)
Included in earnings	—

Included in other comprehensive income	—

Purchases, issuances, and settlements	—

Transfers in and/or out of Level 3	—
Ending Balance December 31, 2015	$417
92

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2016 and December 31, 2015 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2016 and 2015.

(Dollars in thousands)
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	637	—	—	637
Mortgage-commercial	5,120	—	—	5,120
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	5,813	—	—	5,813
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	269	—	—	269
Mortgage-commercial	736	—	—	736
Total other real estate owned	1,146	—	—	1,146
Total	$6,959	$—	$—	$6,959

(Dollars in thousands)
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$9	$—	$—	$9
Real estate:
Mortgage-residential	845	—	—	845
Mortgage-commercial	5,620	—	—	5,620
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	6,474	—	—	6,474
Other real estate owned:
Construction	276	—	—	276
Mortgage-residential	191	—	—	191
Mortgage-commercial	1,991	—	—	1,991
Total other real estate owned	2,458	—	—	2,458
Total	$8,932	$—	$—	$8,932
93

Note 6– FAIR VALUE MEASUREMENT (Continued)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $5.8 million and $6.5 million for the year ended December 31, 2016 and year ended December 31, 2015, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Corporate and Other Securities	$1,000	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$1,146	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,813	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
94

Note 6– FAIR VALUE MEASUREMENT (Continued)

(Dollars in thousands)	Fair Value as of December 31, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Corporate and Other Securities	$417	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$2,458	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$6,474	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2016	2015
Land	$8,629	$8,629
Premises	24,722	24,270
Equipment	3,819	4,371
Fixed assets in progress	14	115
	37,184	37,385
Accumulated depreciation	7,351	7,456
	$29,833	$29,929

Provision for depreciation included in operating expenses for the years ended December 31, 2016, 2015 and 2014 amounted to $1.3 million, $1.3 million, and $1.1 million, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2016	2015
Core deposit premiums, gross carrying amount	$1,548	$1,548
Other intangibles	538	538
	2,086	2,086
Accumulated amortization	(984)	(667)
Net	$1,102	$1,419

Amortization of the intangibles amounted to $318 thousand, $387 thousand and $280 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Total goodwill from acquisitions at December 31, 2016 and 2015 totaled $5.1 million. The goodwill is tested for impairment annually having identified none as of December 31,2016 or 2015.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2016 and 2015 was $20.9 million and $20.3 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2016 and 2015.

	December 31,
(In thousands)	2016	2015
Balance—beginning of year	$2,458	$2,943
Additions—foreclosures	579	240
Writedowns	76	219
Sales	1,815	506
Balance, end of year	$1,146	$2,458
96

Note 10—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Non-interest bearing demand deposits	$182,915	$156,247
NOW and money market accounts	327,459	318,308
Savings	75,012	60,699
Time deposits	181,236	180,897
Total deposits	$766,622	$716,151

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2017	$96,576
2018	39,620
2019	21,931
2020	10,195
2021	12,912
Thereafter	2
181,236

Interest paid on time deposits of $100 thousand or more totaled $606 thousand, $603 thousand, and $599 thousand in 2016, 2015, and 2014, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2016 and 2015 were $37.7 million and $21.2 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2016 and 2015 amounted to approximately $10.3 million and $8.1 million, respectively

The amount of overdrafts classified as loans at December 31, 2016 and 2015 were $165 thousand and $267 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2016 and 2015 was 0.19% and 0.19%, respectively. The maximum month-end balance during 2016 and 2015 was $23.7 million and $22.9 million, respectively. The average outstanding balance during the years ended December 31, 2016 and 2015 amounted to $21.4 million and $19.3 million, respectively, with an average rate paid of 0.20% and 0.19%, respectively. Securities sold under agreements to repurchase are collateralized by securities with a fair market value of 100% of the agreement.

At December 31, 2016 and 2015, the Company had unused short-term lines of credit totaling $20.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2016 and 2015, consisted of the following:

	December 31,
(In thousands)	2016		2015
Maturing	Amount	Rate	Amount	Rate
2017	11,000	0.65%	15,250	3.98%
2018			9,250	4.44%
2019	3,813	2.94%
2020	4,519	3.26%	288	1.00%
2021	4,703	3.09%
	$24,035	1.98%	$24,788	4.12%

 As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $40.2 million at December 31, 2016. No securities have been pledged as collateral for advances as of December 31, 2016. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $48.2 million at December 31, 2015. No securities have been pledged as collateral for advances as of December 31, 2015. Advances are subject to prepayment penalties. The average advances during 2016 and 2015 were $23.4 million and $29.4 million, respectively. The average interest rate for 2016 and 2015 was 2.96% and 3.96%, respectively. The maximum outstanding amount at any month end was $32.8 million and $35.5 million for 2016 and 2015, respectively.

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company prepaid advances in the amount of $35.9 million, $4.0 million and $14.6 million, respectively, and realized losses on the early extinguishment of $459 thousand, $199 thousand and $351 thousand, respectively. Of the $14.6 million of 2014 prepaid advances, $8.7 million were related to advances that were acquired during the merger with Savannah River and were repaid during the month of February 2014. These were recorded at fair value at the date of merger and therefore no loss was recorded at the time of prepayment.

Note 13—JUNIOR SUBORDINATED DEBT

On September 16, 2004, FCC Capital Trust I (“Trust I”), a wholly owned unconsolidated subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points. The distributions are cumulative and payable in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I security were eligible to be redeemed in whole but not in part, at any time prior to September 16, 2009 following an occurrence of a tax event, a capital treatment event or an investment company event. Currently, these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The Company has no current intention to exercise its right to defer payments of interest on the Trust I securities. In the fourth quarter of 2015, the Company redeemed $500 thousand of this Trust I security. This resulted in a gain of $130 thousand received in 2015.

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Current
Federal	$2,491	$2,116	$1,232
State	136	387	248
	2,627	2,503	1,480
Deferred
Federal	(460)	(227)	502
State	—	—	—
	(460)	(227)	502
Income tax expense	$2,167	$2,276	$1,982

Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2016	2015	2014
Expected federal income tax expense	$3,009	$2,857	$2,415
State income tax net of federal benefit	90	255	164
Tax exempt interest	(608)	(531)	(392)
Increase in cash surrender value life insurance	(206)	(139)	(140)
Valuation allowance released	2	35	55
Merger expenses	—	—	70
Low income housing tax credits	(186)	(186)	(186)
Other	66	(15)	(4)
	$2,167	$2,276	$1,982
99

Note 14—INCOME TAXES (continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2016	2015
Assets:
Allowance for loan losses	$1,798	$1,584
Excess tax basis of deductible intangible assets	293	315
Excess tax basis of assets acquired	215	537
Net operating loss carry forward	424	388
Unrealized loss on available-for-sale securities	642	—
Compensation expense deferred for tax purposes	1,286	1,133
Deferred loss on other-than-temporary-impairment charges	8	8
Tax credit carry-forwards	17	699
Other	675	754
Total deferred tax asset	5,358	5,418
Valuation reserve	489	487
Total deferred tax asset net of valuation reserve	4,869	4,931
Liabilities:
Tax depreciation in excess of book depreciation	357	411
Excess financial reporting basis of assets acquired	1,310	1,368
Unrealized gain on available-for-sale securities	—	410
Total deferred tax liabilities	1,667	2,189
Net deferred tax asset recognized	$3,202	$2,742

At December 31 2016 the Company has approximately $12.8 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company as well as a capital loss of $85 thousand for which realizability is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $860 thousand has been recorded directly to shareholders’ equity. The balance in the change in net deferred tax asset results from the current period deferred tax benefit of $460 thousand.

Tax returns for 2013 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2016, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2016 and 2015, the Bank had commitments to extend credit including lines of credit of $87.3 million and $68.7 million respectively.

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

The primary market area served by the Bank our Midlands market consisting of Lexington, Richland, Newberry and Kershaw Counties within the Midlands of South Carolina.  As result of the Savannah River acquisition in 2014, we also serve the Aiken, South Carolina and Richmond County, Georgia markets (CSRA Market). With the addition of a loan production office in Greenville, South Carolina we also serve Greenville County (Greenville Market). Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $23.3 million. Based on this criteria, the Bank had three such concentrations at December 31, 2016, including $98.0 million (17.9% of total loans excluding held for sale) to private households, $93.4 million (17.1% of total loans) to lessors of residential properties, and $38.7 million (7.1% of total loans) to religious organizations.  As reflected above, private households make up 98.0% of total loans and equate to approximately 105.2% of total regulatory capital. The risk in this portfolio is diversified over a large number of loans (approximately 1,947). Commercial real estate loans and commercial construction loans represent $406.0 million, or 74.2%, of the portfolio. Approximately $156.0 million, or 38.4%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its primary market area, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of the area.

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

Note 16—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
ATM/debit card and bill payment processing	$798	$605	$569
Supplies	130	137	153
Telephone	349	357	373
Courier	95	89	85
Correspondent services	237	207	188
Insurance	291	265	279
Postage	182	185	189
Loss on limited partnership interest	172	188	187
Director fees	391	367	356
Legal and Professional fees	738	586	766
Shareholder expense	172	130	170
Other	1,207	1,123	920
	$4,762	$4,239	$4,235
102

Note 17—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2016 and 2015, the Company had 141,045 and 163,531 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

There were no Stock options outstanding and exercisable as of December 31, 2016 and December 31, 2015. At December 31, 2014 there were 69,903 stock options outstanding and exercisable with a weighted average exercise price of $19.44 and a weighted average remaining contractual term of 0.15 years. All of these options expired without being exercised in 2015.

In 2016, 2015 and 2014, each non-employee director received 379, 427 and 455 common shares of restricted stock, respectively in connection with their overall compensation plan. In 2016, there were 5,303 restricted shares granted at a value of $13.20 per share. The 2016 shares vested on January 1, 2017. In 2015, there were 6,410 restricted shares granted at a value of $11.70 per share. The 2015 shares vested on January 1, 2016. In 2014, there were 5,460 restricted shares granted at a value of $10.98 per share. The 2014 shares vested on January 1, 2015.

In 2016, 2015 and 2014, 17,179, 6,463 and 36,372 restricted shares, respectively were issued to executive officers in connection with the Bank’s incentive compensation plan. The shares were valued at $13.20, $11.70 and $10.98 per share, respectively. Restricted shares granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2016, 2015 and 2014 is based on the price of the Company’s common stock on the grant date.

In 2014, 29,228 restricted shares were issued to senior officers of SRBC and retained by the Company in connection with the merger. The shares were valued at $10.55 per share. Restricted shares granted to these officers vest in three equal annual installments beginning on January 31, 2015.

Warrants to purchase 97,180 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 and remain outstanding at December 31, 2016. The remaining outstanding warrants expire on December 16, 2019. The related subordinated debt was paid off in November 2012.

In 2006 the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the Board. At December 31, 2016 and 2015 there were 101,888 and 92,925 units in the plan, respectively. The accrued liability related to the plan at December 31, 2016 and 2015 amounted to $967 thousand and $841 thousand, respectively and is included in “Other liabilities” on the balance sheet.

Note 18—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2016, 2015 and 2014, the plan expense amounted to $372 thousand, $364 thousand and $347 thousand, respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. In 2015, the Company established a salary continuation plan to cover additional key employees. The plans provide for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Single premium life insurance policies were purchased in 2006 and 2015 in the amount of $3.5 million and $5.2 million, respectively. These policies are designed to offset the funding of these benefits. The cash surrender value at December 31, 2016 and 2015 of all bank owned life insurance was $20.9 million and $20.3 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2016, 2015 and 2014 amounted to $604 thousand, $409 thousand, and $391 thousand, respectively.

Note 19—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2016	2015	2014
Numerator (Included in basic and diluted earnings per share)	$6,682	$6,127	$5,121
Denominator
Weighted average common shares outstanding for:
Basic earnings common per share	6,617	6,558	6,538
Dilutive securities:
Deferred compensation	112	110	23
Warrants—Treasury stock method	58	51	46
Diluted common shares outstanding	6,787	6,719	6,607
The average market price used in calculating assumed number of shares	$14.86	$12.31	$10.83

For the year ended December 31, 2014 options were not dilutive in calculating diluted earnings per share. As of December 31, 2014 there were 69,903 potentially dilutive options outstanding; the exercise price on all outstanding options exceeded the average market price for the year. There were no outstanding options as of December 31, 2016 and December 31, 2015. On December 16, 2011 there were 107,500 warrants issued in connection with the issuance $2.5 million in subordinated debt. (See Note 13) As shown above, the warrants were dilutive for the periods ended December 31, 2016, December 31, 2015 and December 31, 2014.

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

In July 2013, the federal bank regulatory agencies issued a final rule that revised the risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. The rules became effective as of January 1, 2015. Portions of the new rules have a phase in period. The revised rules will be fully phased in as of January 1, 2019. As of December 31, 2016, the Company and the Bank meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time.

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

The Company and the Bank exceeded the regulatory capital ratios at December 31, 2016 and 2015, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2016
Risk Based Capital
Tier 1	$38,011	6.0%	$87,657	13.8%	$49,646	7.8%
Total Capital	50,681	8.0%	92,871	14.7%	42,190	6.7%
CET1	28,508	4.5%	87,657	13.8%	59,149	9.3%
Tier 1 Leverage	35,875	4.0%	87,657	9.8%	51,782	5.8%
December 31, 2015
Risk Based Capital
Tier 1	$33,640	6.0%	$82,512	14.7%	$48,872	8.7%
Total Capital	44,855	8.0%	87,108	15.5%	42,253	7.5%
CET1	25,230	4.5%	82,512	14.7%	57,282	10.2%
Tier 1 Leverage	33,923	4.0%	82,512	9.7%	48,589	5.7%

The Company:
December 31, 2016
Risk Based Capital
Tier 1	$38,126	6.0%	$91,966	14.5%	$53,840	8.5%
Total Capital	50,835	8.0%	97,180	15.3%	46,345	7.3%
CET1	28,595	4.5%	77,466	12.2%	48,871	7.7%
Tier 1 Leverage	35,957	4.0%	$91,966	10.2%	56,009	6.2%
December 31, 2015
Risk Based Capital
Tier 1	$33,782	6.0%	$86,682	15.4%	$52,900	9.4%
Total Capital	45,043	8.0%	91,278	16.2%	46,235	8.2%
CET1	25,336	4.5%	72,444	12.9%	47,108	8.4%
Tier 1 Leverage	34,021	4.0%	86,682	10.2%	52,661	6.2%
106

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

Note 21—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2016	2015
Assets:
Cash on deposit	$2,732	$2,088
Securities purchased under agreement to resell	128	128
Investment securities available-for-sale	—	417
Land held for sale	1,055	1,080
Investment in bank subsidiary	92,053	89,368
Other	1,005	1,045
Total assets	$96,973	$94,126
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	148	124
Total liabilities	15,112	15,088
Shareholders’ equity	81,861	79,038
Total liabilities and shareholders’ equity	$96,973	$94,126

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Income:
Interest and dividend income	$126	$58	$40
Gain on early extinguishment of debtnote	—	130	—
Equity in undistributed earnings of subsidiary	4,752	4,690	4,510
Dividend income from bank subsidiary	2,606	2,181	1,369
Total income	7,484	7,059	5,919
Expenses:
Interest expense	493	446	427
Other	570	792	708
Total expense	1,063	1,238	1,135
Income before taxes	6,421	5,821	4,784
Income tax benefit	(261)	(306)	(337)
Net income	$6,682	$6,127	$5,121
108

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$6,682	$6,127	$5,121
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(4,752)	(4,690)	(4,510)
Gain on early extinguishment of debt	—	130	—
Other-net	463	63	647
Net cash provided by operating activities	2,393	1,630	1,258
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	417	—	—
Net cash provided by investing activities	417	—	—
Cash flows from financing activities:
Dividends paid: Common stock	(2,117)	(1,833)	(1,484)
Proceeds from issuance of common stock	304	229	173
Restricted shares surrendered	(353)	(98)	—
Repayment of long term debt	—	(370)	—
Net cash used in financing activities	(2,166)	(2,072)	(1,311)
Increase (decrease) in cash and cash equivalents	644	(442)	(53)
Cash and cash equivalents, beginning of year	2,088	2,530	2,583
Cash and cash equivalents, end of year	$2,732	$2,088	$2,530

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

Note 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2016 and 2015 (dollars in thousands, except per share amounts).

2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,510	$7,400	$7,459	$7,137
Net interest income	6,794	6,651	6,677	6,337
Provision for loan losses	238	179	217	140
Gain on sale of securities	—	478	64	59
Income before income taxes	2,238	2,276	2,391	1,944
Net income	1,792	1,677	1,745	1,468
Net income available to common shareholders	1,792	1,677	1,745	1,468
Net income per share, basic	$0.27	$0.26	$0.27	$0.22
Net income per share, diluted	$0.26	$0.25	$0.26	$0.22

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,203	$7,114	$7,049	$7,283
Net interest income	6,348	6,253	6,204	6,448
Provision for loan losses	148	193	391	406
Gain on sale of securities	84	—	167	104
Income before income taxes	2,169	2,322	1,989	1,923
Net income	1,601	1,679	1,443	1,404
Net income available to common shareholders	1,601	1,679	1,443	1,404
Net income per share, basic	$0.24	$0.26	$0.22	$0.22
Net income per share, diluted	$0.24	$0.25	$0.22	$0.21

2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,078	$6,968	$6,849	$6,403
Net interest income	6,192	6,096	5,947	5,496
Provision for loan losses	179	152	400	150
Gain on sale of securities	80	16	78	8
Income before income taxes	2,063	2,184	1,661	1,195
Net income	1,506	1,552	1,201	862
Net income available to common shareholders	1,506	1,552	1,201	862
Net income per share, basic	$0.23	$0.23	$0.18	$0.14
Net income per share, diluted	$0.22	$0.23	$0.18	$0.14
110

Note 24 – REPORTABLE SEGMENTS

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Year ended December 31, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$29,186	$194	$—	$2,732	$(2,606)	$29,506
Interest expense	2,553	—	—	494	—	3,047
Net interest income	$26,633	$194	$—	$2,238	$(2,606)	$26,459
Provision for loan losses	774	—	—	—	—	774
Noninterest income	4,423	3,382	1,135	—	—	8,940
Noninterest expense	21,743	2,459	1,005	569	—	25,776
Net income before taxes	$8,539	$1,117	$130	$1,669	$(2,606)	$8,849
Income tax provision (benefit)	2,428	—	—	(261)	—	2,167
Net income	$6,111	$1,117	$130	$1,930	$(2,606)	$6,682

Year ended December 31, 2015	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$28,389	$202	$—	$2,239	$(2,181)	$28,649
Interest expense	2,950	—	—	446	—	3,396
Net interest income	$25,439	$202	$—	$1,793	$(2,181)	$25,253
Provision for loan losses	1,138	—	—	—	—	1,138
Noninterest income	4,117	3,432	1,287	130	—	8,966
Noninterest expense	20,393	2,543	950	792	—	24,678
Net income before taxes	$8,025	$1,091	$337	$1,131	$(2,181)	$8,403
Income tax provision (benefit)	2,582	—	—	(306)	—	2,276
Net income	$5,443	$1,091	$337	$1,437	$(2,181)	$6,127
111

Note 24 – REPORTABLE SEGMENTS (Continued)

Year ended December 31, 2014	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$27,110	$148	$—	$1,409	$(1,369)	$27,298
Interest expense	3,141	—	—	427	—	3,568
Net interest income	$23,969	$148	$—	$982	$(1,369)	$23,730
Provision for loan losses	880	—	—	—	—	880
Noninterest income	3,759	3,186	1,268	—	—	8,213
Noninterest expense	19,915	2,401	936	708	—	23,960
Net income before taxes	$6,933	$933	$332	$274	$(1,369)	$7,103
Income tax provision (benefit)	2,319	—	—	(337)	—	1,982
Net income	$4,614	$933	$332	$611	$(1,369)	$5,121

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of December 31, 2016	$904,568	$8,158	$32	$98,210	$(96,175)	$914,793

Total Assets as of December 31, 2015	$855,888	$4,355	$34	$93,296	$(90,839)	$862,734

112

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2016. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, and the attestation report thereon issued by our independent registered public accounting firm is included in Item 8 of this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders to be held on May 17, 2017.

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

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders to be held on May 17, 2017.

113

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no outstanding options as of December 31, 2016.

The additional information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders to be held on May 17, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders to be held on May 17, 2017.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders to be held on May 17, 2017.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-86258 on Form S-1).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 21, 2013).
3.3	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 25, 2008).
4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (included in Exhibits 3.1, 3.2 and 3.3)

114

10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the period ended December 31, 1998).*
10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the period ended December 31, 2005).*
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).*
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015.*
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015.*
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015.*
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015.*
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015.*
10.12	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2011).
10.13	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2011).
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 7, 2011).
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2016).
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 22, 2016).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

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
115

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2017	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date
/s/ Richard K. Bogan Richard K. Bogan	Director	March 13, 2017

/s/ Thomas C. Brown Thomas C. Brown	Director	March 13, 2017

/s/ Chimin J. Chao Chimin J. Chao	Director	March 13, 2017

/s/ Michael C. Crapps Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 13, 2017

/s/ Anita B. Easter Anita B. Easter	Director	March 13, 2017

/s/ O. A. Ethridge O. A. Ethridge	Director	March 13, 2017

/s/ George H. Fann, Jr. George H. Fann, Jr.	Director	March 13, 2017

/s/ J. Thomas Johnson J. Thomas Johnson	Director and Vice Chairman of the Board	March 13, 2017

/s/ W. James Kitchens, Jr. W. James Kitchens, Jr.	Director	March 13, 2017

/s/ J. Randolph potter J. Randolph Potter	Director	March 13, 2017

/s/ E. LELAND REYNOLDS E. Leland Reynolds	Director	March 13, 2017

/s/ paul s. simon Paul S. Simon	Director	March 13, 2017

/s/ Alexander Snipe, Jr. Alexander Snipe, Jr.	Director	March 13, 2017

/s/ Roderick M. Todd, Jr. Roderick M. Todd, Jr.	Director	March 13, 2017

/s/ Mitchell M. Willoughby Mitchell M. Willoughby	Director and Chairman of the Board	March 13, 2017

/s/ Joseph G. Sawyer Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 13, 2017

116

Exhibit List

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis Decosimo, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.