Form 10-Q
period 2017-03-31
FIRST COMMUNITY CORP /SC/
filed 2017-05-09
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of principal executive offices)      (Zip Code)

(803) 951-2265

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 9, 2017, 6,697,130 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par value)	2017	December 31,
	(Unaudited)	2016
ASSETS
Cash and due from banks	$12,022	$11,925
Interest-bearing bank balances	17,435	9,475
Federal funds sold and securities purchased under agreements to resell	600	599
Investment securities held-to-maturity	17,148	17,193
Investment securities available-for-sale	242,896	253,394
Other investments, at cost	2,494	1,809
Loans held for sale	4,191	5,707
Loans	555,298	546,709
Less, allowance for loan losses	5,368	5,214
Net loans	549,930	541,495
Property, furniture and equipment - net	30,765	29,833
Land held for sale	1,055	1,055
Bank owned life insurance	21,050	20,905
Other real estate owned	1,156	1,146
Intangible assets	1,027	1,102
Goodwill	5,078	5,078
Other assets	8,066	14,077
Total assets	$914,913	$914,793
LIABILITIES
Deposits:
Non-interest bearing	$192,165	$182,915
Interest bearing	583,446	583,707
Total deposits	775,611	766,622
Securities sold under agreements to repurchase	19,388	19,527
Federal Home Loan Bank advances	15,548	24,035
Junior subordinated debt	14,964	14,964
Other liabilities	6,271	7,784
Total liabilities	831,782	832,932
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,697,130 at March 31, 2017 6,708,393 at December 31, 2016	6,697	6,708
Common stock warrants issued	46	46
Nonvested restricted stock	(256)	(220)
Additional paid in capital	75,786	75,991
Retained earnings	1,732	573
Accumulated other comprehensive loss	(874)	(1,237)
Total shareholders’ equity	83,131	81,861
Total liabilities and shareholders’ equity	$914,913	$914,793

See Notes to Consolidated Financial Statements

3

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2017	2016
Interest and dividend income:
Loans, including fees	$6,326	$5,681
Investment securities - taxable	945	948
Investment securities - non taxable	473	485
Federal funds sold and securities purchased under resale agreements	19	14
Other	10	9
Total interest income	7,773	7,137
Interest expense:
Deposits	442	448
Federal funds sold and securities sold under agreement to repurchase	10	10
Other borrowed money	260	342
Total interest expense	712	800
Net interest income	7,061	6,337
Provision for loan losses	116	140
Net interest income after provision for loan losses	6,945	6,197
Non-interest income:
Deposit service charges	320	347
Mortgage banking income	670	665
Investment advisory and non-deposit commissions	258	291
Gain on sale of securities	54	59
Gain on sale of other real estate owned	20	3
Loss on early extinguishment of debt	(58)	—
Other	714	724
Total non-interest income	1,978	2,089
Non-interest expense:
Salaries and employee benefits	4,086	3,751
Occupancy	527	559
Equipment	446	429
Marketing and public relations	221	94
FDIC Assessment	78	138
Other real estate expense	27	51
Amortization of intangibles	75	83
Other	1,260	1,237
Total non-interest expense	6,720	6,342
Net income before tax	2,203	1,944
Income taxes	447	476
Net income	$1,756	$1,468

Basic earnings per common share	$0.27	$0.22
Diluted earnings per common share	$0.26	$0.22

See Notes to Consolidated Financial Statements

4

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2017	2016

Net income	$1,756	$1,468

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax of $206 and $946, respectively	399	1,836

Less: Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $18 and $20, respectively	(36)	(39)

Other comprehensive income	363	1,797
Comprehensive income	$2,119	$3,265

See Notes to Consolidated Financial Statements

5

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity
Three Months ended March 31, 2017 and March 31, 2016
(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested	Retained	Other
	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
(Dollars in thousands)	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income	Total
Balance December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						1,468		1,468
Other comprehensive income net of tax of $926							1,797	1,797
Issuance of restricted stock	22	22		268	(290)			—
Amortization of compensation on restricted stock					97			97
Shares retired	(26)	(26)		(327)				(353)
Issuance of common stock	1	1		13				14
Dividends: Common ($0.08 per share)						(527)		(527)
Dividend reinvestment plan	6	6		71				77
Balance March 31, 2016	6,693	$6,693	$46	$75,786	$(490)	$(3,051)	$2,627	$81,611

Balance December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						1,756		1,756
Other comprehensive income net of tax of $188							363	363
Issuance of restricted stock	5	5		100	(105)			—
Amortization of compensation on restricted stock					60			60
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Dividends: Common ($0.09 per share)						(597)		(597)
Dividend reinvestment plan	5	5		91				96
Balance March 31, 2017	6,697	$6,697	$46	$75,786	$(256)	$1,732	$(874)	$83,131

See Notes to Consolidated Financial Statements

6

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$1,756	$1,468
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	357	325
Premium amortization	871	976
Provision for loan losses	116	140
Write-down of other real estate owned	11	5
Gain on sale of other real estate owned	(20)	(3)
Origination of loans held-for-sale	(19,162)	(18,184)
Sale of loans held-for-sale	20,678	18,601
Amortization of intangibles	75	83
Accretion on acquired loans	(70)	(235)
Writedown of land held for sale	90	—
Gain on sale of securities	(54)	(59)
Loss on extinguishment of debt	58	—
(Increase) Decrease in other assets	5,768	(5)
Decrease in other liabilities	(1,512)	(290)
Net cash provided from operating activities	8,962	2,822
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(1,733)	(20,362)
Maturity/call of investment securities available-for-sale	8,679	8,614
Proceeds from sale of securities available-for-sale	2,414	11,479
Proceeds from sale of other securities	314	—
Increase in loans	(8,596)	(4,668)
Proceeds from sale of other real estate owned	5	981
Purchase of property and equipment	(1,379)	(580)
Net cash used in investing activities	(296)	(4,536)
Cash flows from financing activities:
Increase in deposit accounts	9,003	6,085
Decrease in securities sold under agreements to repurchase	(139)	(336)
Advances from the Federal Home Loan Bank	14,000	30,500
Repayment of advances from Federal Home Loan Bank	(22,563)	(30,861)
Issuance of common stock	—	14
Shares forfeited	(20)	—
Shares retired	(388)	(353)
Dividends paid: Common Stock	(597)	(527)
Dividend reinvestment plan	96	77
Net cash (used) provided from financing activities	(608)	4,599
Net increase in cash and cash equivalents	8,058	2,885
Cash and cash equivalents at beginning of period	21,999	22,940
Cash and cash equivalents at end of period	$30,057	$25,825
Supplemental disclosure:
Cash paid during the period for:
Interest	$705	$782
Income taxes	$275	$50
Non-cash investing and financing activities:
Unrealized gain on securities	$363	$1,797
Transfer of loans to foreclosed property	$26	$11

See Notes to Consolidated Financial Statements

7

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at March 31, 2017 and December 31, 2016, and the Company’s results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s 2016 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements.

8

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months
	ended March 31,
	2017	2016

Numerator (Net income available to common shareholders)	$1,756	$1,468

Denominator
Weighted average common shares outstanding for:
Basic shares	6,619	6,573
Dilutive securities:
Deferred compensation	55	36
Warrants/Restricted stock -Treasury stock method	140	142
Diluted shares	6,814	6,751
The average market price used in calculating assumed number of shares	$20.42	$13.64

There were no options outstanding as of March 31, 2017 and March 31, 2016.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 97,180 warrants outstanding at March 31, 2017. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 138,000 restricted shares under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at March 31, 2017 for non-vested shares amounts to $256 thousand. In February 2017, the Company issued 353 stock units, to an employee, that cliff vest over three years. Each unit is convertible into one share of common stock at the time the units vest. The related compensation cost is accrued over the vesting period.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At March 31, 2017 and December 31, 2016, there were 105,909 and 101,888 units in the plan, respectively. The accrued liability at March 31, 2017 and December 31, 2016 amounted to $1.1 million and $966 thousand, respectively, and is included in “Other liabilities” on the balance sheet.

9

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017:
US Treasury securities	$1,536	$—	$15	$1,521
Government sponsored enterprises	953	38	—	991
Mortgage-backed securities	138,663	479	1,508	137,634
Small Business Administration pools	48,353	170	532	47,991
State and local government	53,902	1,087	1,085	53,904
Corporate and other securities	932	—	77	855
	$244,339	$1,774	$3,217	$242,896
December 31, 2016:
US Treasury securities	$1,538	$—	$18	$1,520
Government sponsored enterprises	959	38	—	997
Mortgage-backed securities	145,696	480	1,878	144,298
Small Business Administration pools	50,560	208	584	50,184
State and local government	54,702	907	1,075	54,534
Corporate and other securities	1,932	—	71	1,861
	$255,387	$1,633	$3,626	$253,394

HELD-TO-MATURITY:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017:
State and local government	$17,148	$132	$52	$17,228
	$17,148	$132	$52	$17,228
December 31, 2016:
State and local government	$17,193	$54	$133	$17,114
	$17,193	$54	$133	$17,114

During the three months ended March 31, 2017 and March 31, 2016, the Company received proceeds of $2.4 million and $11.5 million, respectively, from the sale of investment securities available-for-sale. For the three months ended March 31, 2017, gross realized gains from the sale of investment securities available-for-sale amounted to $73.5 thousand and gross realized losses amounted to $19.2 thousand. Gross realized gains amounted to $58.8 thousand and there were no gross losses from the sale of investment securities for the three months ended March 31, 2016.

10

Note 3—Investment Securities – continued

At March 31, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $795.0 thousand and foreign debt of $60.2 thousand. At December 31, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $801.1 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $1.0 million. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.5 million and corporate stock in the amount of $1.0 million at March 31, 2017. The Company held $1.8 million of FHLB stock at December 31, 2016.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2017 and December 31, 2016.

	Less than 12 months		12 months or more		Total
March 31, 2017 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,521	$15	$—	$—	$1,521	$15
Government Sponsored Enterprise mortgage-backed securities	63,743	1,297	17,222	211	80,965	1,508
Small Business Administration pools	13,931	192	22,556	340	36,487	532
State and local government	18,070	1,085	—	—	18,070	1,085
Corporate bonds and other	—	—	795	77	795	77
Total	$97,265	$2,589	$40,573	$628	$137,838	$3,217

	Less than 12 months		12 months or more		Total
March 31, 2017 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$4,511	$52	$—	$—	$4,511	$52
Total	$4,511	$52	$—	$—	$4,511	$52

	Less than 12 months		12 months or more		Total
December 31, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,520	$18	$—	$—	$1,520	$18
Government Sponsored Enterprise mortgage-backed securities	77,389	1,597	16,655	281	94,044	1,878
Small Business Administration pools	15,213	206	23,382	378	38,595	584
State and local government	17,502	1,075	—	—	17,502	1,075
Corporate bonds and other	—	—	801	71	801	71
Total	$111,624	$2,896	$40,838	$730	$152,462	$3,626
11

Note 3—Investment Securities – continued

	Less than 12 months		12 months or more		Total
December 31, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$10,245	$133	$—	$—	$10,245	$133
Total	$10,245	$133	$—	$—	$10,245	$133

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $138.7 million and $145.3 million and approximate fair value of $137.6 million and $143.9 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2017.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2017 with an amortized cost of $255.8 thousand and approximate fair value of $258.9 thousand. The Company held PLMBSs, including CMOs, at December 31, 2016 with an amortized cost of $427.2 thousand and approximate fair value of $436.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2017 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,454	$8,552	$—	$—
Due after one year through five years	137,965	138,059	6,942	7,001
Due after five years through ten years	91,784	90,284	10,206	10,227
Due after ten years	6,136	6,001	—	—
	$244,339	$242,896	$17,148	$17,228
12

Note 4—Loans

Loans summarized by category as of March 31, 2017, December 31, 2016 and March 31, 2016 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Commercial, financial and agricultural	$40,537	$42,704	$39,092
Real estate:
Construction	32,438	45,746	39,311
Mortgage-residential	46,668	47,472	47,768
Mortgage-commercial	397,179	371,112	329,093
Consumer:
Home equity	30,481	31,368	30,419
Other	7,995	8,307	8,338
Total	$555,298	$546,709	$494,021
13

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2017 and March 31, 2016 and for the year ended December 31, 2016 is as follows:

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2017
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	—	—	—	(24)	—	(27)	—	(51)
Recoveries	2	—	1	81	1	4	—	89
Provisions	(7)	(33)	(41)	8	9	55	125	116
Ending balance March 31, 2017	$140	$71	$398	$2,858	$163	$159	$1,579	$5,368

Ending balances:

Individually evaluated for impairment	$—	$—	$2	$5	$—	$—	$—	$7

Collectively evaluated for impairment	140	71	396	2,853	163	159	1,579	5,361

March 31, 2017 Loans receivable:
Ending balance-total	$40,537	$32,438	$46,668	$397,179	$30,481	$7,995	$—	$555,298

Ending balances:
Individually evaluated for impairment	—	—	731	4,441	56	—	—	5,228

Collectively evaluated for impairment	$40,537	$32,438	$45,937	$392,738	$30,425	$7,995	$—	$550,070

14

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
March 31, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	—	(45)	—	(18)	—	(63)
Recoveries	2	—	2	6	1	3	—	14
Provisions	(4)	6	12	4	(41)	4	159	140
Ending balance March 31, 2016	$73	$57	$237	$2,001	$87	$26	$2,206	$4,687

Ending balances:

Individually evaluated for impairment	$—	$—	$—	$3	$—	$—	$—	$3

Collectively evaluated for impairment	73	57	237	1,998	87	26	2,206	4,684

March 31, 2016 Loans receivable:
Ending balance-total	$39,092	$39,311	$47,768	$329,093	$30,419	$8,338	$—	$494,021

Ending balances:

Individually evaluated for impairment	3	—	877	7,165	—	—	—	8,045

Collectively evaluated for impairment	$39,089	$39,311	$46,891	$321,928	$30,419	$8,338	$—	$485,976
15

Note 4—Loans-continued

			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
(Dollars in thousands)	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(11)	(136)	(20)	(72)	—	(239)
Recoveries	5	—	40	21	3	14	—	83
Provisions	65	53	186	872	43	148	(593)	774
Ending balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$4	$—	$—	$—	$6

Collectively evaluated for impairment	145	104	436	2,789	153	127	1,454	5,208

Loans receivable:
Ending balance-total	$42,704	$45,746	$47,472	$371,112	$31,368	$8,307	$—	$546,709

Ending balances:

Individually evaluated for impairment	—	—	639	5,124	56	—	—	5,819

Collectively evaluated for impairment	$42,704	$45,746	$46,833	$365,988	$31,312	$8,307	$—	$540,890

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the three months ended March 31, 2017 and March 31, 2016:

(Dollars in thousands)	2017	2016
Beginning Balance December 31,	$6,103	$7,037
New Loans	2	5
Less loan repayments	519	179
Ending Balance March 31,	$5,586	$6,863
16

Note 4—Loans-continued

The following table presents at March 31, 2017 and December 31, 2016 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	March 31,	December 31,
	2017	2016
Total loans considered impaired	$5,228	$5,819
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	221	224
Related allowance	7	6
Loans considered impaired and previously written down to fair value	5,007	5,595
Average impaired loans	8,454	8,727

The following tables are by loan category and present at March 31, 2017, December 31, 2016 and March 31, 2016 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Three months ended
March 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	686	696	—	749	5
Mortgage-commercial	4,265	6,711	—	7,428	75
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	45	45	2	45	1
Mortgage-commercial	176	176	5	176	4
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	731	741	2	794	6
Mortgage-commercial	4,441	6,887	5	7,604	79
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,228	$7,684	$7	$8,454	$85
17

Note 4—Loans-continued

(Dollars in thousands)				Three months ended
March 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$3	$3	$—	$8	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	829	859	—	1,049	1
Mortgage-commercial	7,165	9,902	—	11,665	25
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	48	48	3	49	—
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	3	3	—	8	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	877	907	3	1,098	1
Mortgage-commercial	7,165	9,902	—	11,665	25
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$8,045	$10,812	$3	$12,771	$26
18

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	593	603	—	660	—
Mortgage-commercial	4,946	6,821	—	7,777	98
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	46	46	2	48	2
Mortgage-commercial	178	178	4	186	12
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	639	649	2	708	2
Mortgage-commercial	5,124	6,999	4	7,963	110
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,819	$7,704	$6	$8,727	$112
19

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of March 31, 2017 and December 31, 2016, no loans were classified as doubtful.

(Dollars in thousands)
March 31, 2017		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$40,326	$211	$—	$—	$40,537
Real estate:
Construction	32,438	—	—	—	32,438
Mortgage – residential	44,859	596	1,213	—	46,668
Mortgage – commercial	385,743	5,795	5,641	—	397,179
Consumer:
Home Equity	30,047	176	258	—	30,481
Other	7,990	5	—	—	7,995
Total	$541,403	$6,783	$7,112	$—	$555,298

(Dollars in thousands)
December 31, 2016		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$42,486	$218	$—	$—	$42,704
Real estate:
Construction	45,746	—	—	—	45,746
Mortgage – residential	45,751	622	1,099	—	47,472
Mortgage – commercial	358,767	5,773	6,572	—	371,112
Consumer:
Home Equity	30,929	180	259	—	31,368
Other	8,301	6	—	—	8,307
Total	$531,980	$6,799	$7,930	$—	$546,709
20

Note 4—Loans-continued

At March 31, 2017 and December 31, 2016, non-accrual loans totaled $3.5 million and $4.1 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2017 and December 31, 2016 amounted to $1.8 million and $1.8 million, respectively. TDRs in non-accrual status at March 31, 2017 and December 31, 2016 amounted to $1.2 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $108.0 thousand and $53.0 thousand at March 31, 2017 and December 31, 2016, respectively.

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

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2017 and March 31, 2016 follows:

(Dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Accretable yield, beginning of period	$34	$92
Additions	44	—
Accretion	(22)	(42)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$56	$50
21

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2017 and December 31, 2016:

(Dollars in thousands) March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$—	$—	$—	$—	$—	$40,537	$40,537
Real estate:
Construction	—	—	—	—	—	32,438	32,438
Mortgage-residential	41	29	108	686	864	45,804	46,668
Mortgage-commercial	1,896	116	—	2,723	4,735	392,444	397,179
Consumer:
Home equity	47	48	—	56	151	30,330	30,481
Other	17	2	—	—	19	7,976	7,995
Total	$2,001	$195	$108	$3,465	$5,769	$549,529	$555,298

(Dollars in thousands) December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$11	$—	$—	$—	$11	$42,693	$42,704
Real estate:
Construction	—	—	—	—	—	45,746	45,746
Mortgage-residential	194	145	32	593	964	46,508	47,472
Mortgage-commercial	995	337	—	3,400	4,732	366,380	371,112
Consumer:
Home equity	59	64	16	56	195	31,173	31,368
Other	16	1	5	—	22	8,285	8,307
Total	$1,275	$547	$53	$4,049	$5,924	$540,785	$546,709
22

Note 4—Loans-continued

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. As shown in the table below, one loan was determined to be a TDR during the three months ended March 31, 2016. The loan was modified to extend the term of the loan due to financial hardship of the borrower. There were no loans determined to be TDRs that were restructured during the three-month period ended March 31, 2017.

	For the three months ended March 31, 2016
Troubled Debt Restructurings (Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Accrual
Mortgage-Commercial	1	$413	$413
Total Accrual	1	$—	$—

Total TDRs	1	$413	$413

During the three month periods ended March 31, 2017 and March 31, 2016, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments became effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. These amendments did not have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Note 5 - Recently Issued Accounting Pronouncements-continued

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

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$30,057	$30,057	$30,057	$—	$—
Held-to-maturity securities	17,148	17,228	—	17,228	—
Available-for-sale securities	243,896	243,896	795	242,101	1,000
Other investments, at cost	2,494	2,494	—	—	2,494
Loans held for sale	4,191	4,191	—	4,191	—
Net loans receivable	549,930	548,592	—	543,364	5,228
Accrued interest	2,818	2,818	2,818	—	—
Financial liabilities:
Non-interest bearing demand deposits	$192,165	$192,165	$—	$192,165	$—
Interest bearing demand deposits and money market accounts	333,644	333,644	—	333,644	—
Savings	74,169	74,169	—	74,169	—
Time deposits	175,633	176,047	—	176,047	—
Total deposits	775,611	776,025	—	776,025	—
Federal Home Loan Bank Advances	15,548	15,905	—	15,905	—
Short term borrowings	19,388	19,388	—	19,388	—
Junior subordinated debentures	14,964	14,968	—	14,968	—
Accrued interest payable	595	595	595	—	—

	December 31, 2016
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$21,999	$21,999	$21,999	$—	$—
Held-to-maturity securities	17,193	17,114	—	17,114	—
Available-for-sale securities	253,394	253,394	801	251,593	1,000
Other investments, at cost	1,809	1,809	—	—	1,809
Loans held for sale	5,707	5,707	—	5,707	—
Net loans receivable	541,495	540,487	—	534,674	5,813
Accrued interest	2,925	2,925	2,925	—	—
Financial liabilities:
Non-interest bearing demand	$182,915	$182,915	$—	$182,915	$—
NOW and money market accounts	327,459	327,459	—	327,459	—
Savings	75,012	75,012	—	75,012	—
Time deposits	181,236	181,638	—	181,638	—
Total deposits	766,622	767,024	—	767,024	—
Federal Home Loan Bank Advances	24,035	24,518	—	24,518	—
Short term borrowings	19,527	19,527	—	19,527	—
Junior subordinated debentures	14,964	15,258	—	15,258	—
Accrued interest payable	602	602	602	—	—

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2017 and December 31, 2016 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2017 or December 31, 2016 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,521	$—	$1,521	$—
Government sponsored enterprises	991	—	991	—
Mortgage-backed securities	137,634	—	137,634	—
Small Business Administration pools	47,991	—	47,991	—
State and local government	53,904	—	53,904	—
Corporate and other securities	855	795	60	—
Total	$242,896	$795	$242,101	$—

(Dollars in thousands)

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,520	$—	$1,520	$—
Government sponsored enterprises	997	—	997	—
Mortgage-backed securities	144,298	—	144,298	—
Small Business Administration securities	50,184	—	50,184	—
State and local government	54,534	—	54,534	—
Corporate and other securities	1,861	801	60	1,000
Total	$253,394	$801	$251,593	$1,000
29

Note 6 – Fair Value of Financial Instruments - continued

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2017 and March 31, 2016 that are measured on a recurring basis.

	March 31,
	2017	2016
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance	$1,000	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	(1,000)	—
Ending Balance	$—	$417

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2017 and December 31, 2016 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	729	—	—	729
Mortgage-commercial	4,436	—	—	4,436
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	5,221	—	—	5,221
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	269	—	—	269
Mortgage-commercial	746	—	—	746
Total other real estate owned	1,156	—	—	1,156
Total	$6,384	$—	$—	$6,384

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	637	—	—	637
Mortgage-commercial	5,120	—	—	5,120
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	5,813	—	—	5,813
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	269	—	—	269
Mortgage-commercial	736	—	—	736
Total other real estate owned	1,146	—	—	1,146
Total	$6,959	$—	$—	$6,959

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $8.0 million and $7.0 million as of March 31, 2017 and December 31, 2016, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,156	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,221	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Corporate and Other Securities	$1,000	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$1,146	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,813	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
32

Note 7 — Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
Dollars in thousands	2017	2016
Non-interest bearing demand deposits	$192,165	$182,915
Interest bearing demand deposits and money market accounts	333,644	327,459
Savings	74,169	75,012
Time deposits	175,633	181,236
Total deposits	$775,611	$766,622

As of March 31, 2017 and December 31, 2016, the Company had time deposits greater than $250,000 of $36.9 million and $37.7 million, respectively.

Note 8 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Three months ended March 31, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,620	$59	$—	$797	$(703)	7,773
Interest expense	583	—	—	129	—	712
Net interest income	$7,037	$59	$—	$668	$(703)	$7,061
Provision for loan losses	116	—	—	—	—	116
Noninterest income	1,050	670	258	—	—	1,978
Noninterest expense	5,721	609	294	96	—	6,720
Net income before taxes	$2,250	$120	$(36)	$572	$(703)	$2,203
Income tax provision (benefit)	486	—	—	(39)	—	447
Net income	$2,736	$120	$(36)	$611	$(703)	$1,756

Note 8 – Reportable Segments-continued

Three months ended March 31, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,095	$27	$—	$659	$(644)	$7,137
Interest expense	682	—	—	118	—	800
Net interest income	$6,413	$27	$—	$541	$(644)	$6,337
Provision for loan losses	140	—	—	—	—	140
Noninterest income	1,132	666	291	—	—	2,089
Noninterest expense	5,419	533	258	132	—	6,342
Net income before taxes	$1,986	$160	$33	$409	$(644)	$1,944
Income tax provision (benefit)	539	—	—	(63)	—	476
Net income	$1,447	$160	$33	$472	$(644)	$1,468

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2017	$905,258	$8,799	$28	$99,131	$(98,303)	$914,913

Total Assets as of December 31, 2016	$904,568	$8,158	$32	$98,210	$(96,175)	$914,793

Note 9 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual.

On April 11, 2017, the Company and Cornerstone Bancorp (“Cornerstone”), the parent holding company for Cornerstone National Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Agreement, Cornerstone will merge with and into the Company, with the Company being the surviving corporation in the merger. In addition, promptly following the merger of Cornerstone with and into First Community, Cornerstone National Bank will be merged with and into the Bank.

Subject to the terms and conditions of the Merger Agreement, each share of Cornerstone common stock will be converted into the right to receive one of the following: (i) $11.00 in cash, (ii) a number of shares of the Company’s common stock equal to the exchange ratio (described below), or (iii) a combination of cash and the Company’s common stock, subject to the limitations that, excluding any dissenting shares, 70% of Cornerstone’s outstanding shares of common stock will be exchanged for the Company’s common stock and 30% of Cornerstone’s outstanding shares of common stock will be exchanged for cash. Cash will also be paid in lieu of fractional shares. The exchange ratio will be 0.54 shares of the Company’s common stock per one share of Cornerstone common stock.

In connection with the merger, subject to the terms and conditions of the Merger Agreement, each outstanding Cornerstone stock option will be cancelled in exchange for a cash payment. In addition, in connection with the merger, subject to the terms and conditions of the Merger Agreement, Cornerstone will use its reasonable best efforts to redeem, subject to regulatory approval, all of its outstanding shares of Series A Preferred Stock prior to the closing of the merger. If the Series A Preferred Stock is not redeemed prior to closing, then at closing each outstanding share of Series A Preferred Stock will be automatically converted into one share of preferred stock of First Community having the same rights, preferences, privileges, and voting powers and limitations and restrictions as the Series A Preferred Stock immediately prior to closing.

Based on the number of shares of Cornerstone common stock outstanding as of March 31, 2017, and assuming all Cornerstone options are cashed out prior to the merger, the Company will issue approximately 877,000 shares and will pay approximately $7.7 million in cash in the merger. The Company intends to file a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) to register up to the maximum number of shares to be issued under the terms of the Merger Agreement.

Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Merger Agreement by the shareholders of Cornerstone and approval by the appropriate regulatory agencies. The merger is expected to close early in the fourth quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K as filed with the SEC and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	the potential inability to complete the proposed merger with Cornerstone due to a failure to satisfy the conditions to completion, including the receipt of necessary Cornerstone shareholder and regulatory approvals;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
35

•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates, practices and procedures;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2016 Annual Report on Form 10-K as filed with the SEC. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2017 as compared to the three-month period ended March 31, 2016 and also analyzes our financial condition as of March 31, 2017 as compared to December 31, 2016. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Developments

On April 11, 2017, the Company entered into the Merger Agreement pursuant to which Cornerstone will merge with and into with and into the Company with the Company being the surviving corporation in the merger. Promptly following the merger of Cornerstone with and into the Company, Cornerstone National Bank will be merged with and into the Bank. Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Merger Agreement by the shareholders of Cornerstone and approval by the appropriate regulatory agencies. The merger is expected to close early during the fourth quarter of 2017. For more information on the merger with Cornerstone, see Note 9 to our Consolidated Financial Statements.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2017 and our notes included in the consolidated financial statements in our 2016 Annual Report on Form 10-K as filed with the SEC.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At March 31, 2017 and December 31, 2016, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Net Income

Our net income for the three months ended March 31, 2017 was $1.8 million, or $0.26 diluted earnings per common share, as compared to $1.5 million, or $0.22 diluted earnings per common share, for the three months ended March 31, 2016. The increase in net income between the two periods is primarily due to an increase in net interest income of $724 thousand. Average earning assets increased by $46.4 million in the first quarter of 2017 as compared to the same period in 2016. The net interest margin on a tax equivalent basis decreased to 3.52% during the first quarter of 2017 as compared to 3.33% during the first quarter of 2016. Income tax expense was positively impacted by approximately $115 thousand in the first quarter of 2017 as a result of changes in recognizing the impact of excess compensation cost related to share-based compensation (See “Income Tax” below).

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2017 and 2016, along with average balances and the related interest income and interest expense amounts.

Net interest income was $7.1 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively. Our tax equivalent net interest margin increased by 19 basis points from 3.33% at March 31, 2016 to 3.52% at March 31, 2017. The net interest margin was positively impacted during the first quarter of 2017 by approximately 9 basis points from the collection of interest on several nonaccrual loans that paid off during the quarter. The continued focus on changing the mix of earning assets from investment securities to loans also benefitted the net interest margin. During the three months ended March 31, 2017, loans represented 66.5% of average earning assets as compared to 62.1% in the same period of 2016. The yield on loans decreased 4 basis points in the first quarter of 2017 (4.60%) as compared to the same period in 2016 (4.64%). The yield on earning assets for the three months ended March 31, 2017 and 2016 was 3.76% and 3.62%, respectively. The yield on our securities portfolio increased from 2.03% for the three months ended March 31, 2016 to 2.15% for the same period in 2017. This increase results from the variable rate portion of the investment portfolio being positively impacted by the two recent 25 basis point increases in the federal funds rate, one in December 2016 and the other in March 2017. The cost of interest-bearing liabilities during the first three months of 2017 was 0.45% as compared to 0.52% in the same period of 2016. During the first quarter of 2017, deposit account funding, excluding time deposits, represented 76.5% of total average deposits. For the first quarter of 2016, funding from these lower cost deposit sources represented 75.1% of total average deposits.

Provision and Allowance for Loan Losses

At March 31, 2017 and December 31, 2016, the allowance for loan losses was $5.4 million, or 0.97% of total loans (excluding loans held for sale), and $5.2 million, or 0.95% of total loans (excluding loans held for sale), respectively. Loans that were acquired in the acquisition of Savannah River Financial Corporation (“Savannah River”) and in the acquisition of certain deposits and loans from First South Bank (“First South”) are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At March 31, 2017 and December 31, 2016, the credit component on loans attributable to acquired loans in the Savannah River and First South transactions was $294 thousand and $334 thousand, respectively Our provision for loan losses was $116 thousand and $140 thousand for the three months ended March 31, 2017 and 2016, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 5.16%, 2.73% and 0.03%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery and slow economic growth. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period they have averaged approximately 17 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. With an anemic national economic recovery, subpar inflation, geopolitical risks, and global economic slowdown, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At March 31, 2017 and December 31, 2016, approximately 91.3% and 90.6%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $4.7 million (0.52% of total assets) at March 31, 2017 as compared to $5.2 million (0.57% of total assets) at December 31, 2016. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 42 loans totaling $3.6 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2017. The largest loan included in non-accrual status is in the amount of $933 thousand and is secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 41 loans is approximately $118 thousand, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At March 31, 2017, we had loans totaling $2.2 million that were delinquent 30 days to 89 days representing 0.40% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified one loan relationship in the aggregate amount of $1.1 million that is current as to principal and interest and not included in non-performing assets that could represent a potential problem loan. This loan is secured by a first lien on commercial real estate property. This balance is included as a substandard loan in Note 4 of the financial statements.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Average loans outstanding (including loans held for sale)	$557,512	$492,219
Loans outstanding at period end	$555,298	$494,021
Non-performing assets:
Nonaccrual loans	$3,465	$6,013
Loans 90 days past due still accruing	108	32
Foreclosed real estate	1,156	1,484
Repossessed-other	—	—
Total non-performing assets	$4,729	$7,529

Beginning balance of allowance	$5,214	$4,596
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	—	—
Non-residential real estate	24	45
Home equity	—	18
Commercial	—	—
Installment & credit card	27	—
Total loans charged-off	51	63
Recoveries:
1-4 family residential mortgage	1	2
Non-residential real estate	81	6
Home equity	1	1
Commercial	2	2
Installment & credit card	4	3
Total recoveries	89	14
Net loan charge offs (recoveries)	(38)	49
Provision for loan losses	116	140
Balance at period end	$5,368	$4,687

Net recoveries to average loans	-0.01%	0.01%
Allowance as percent of total loans	0.96%	0.95%
Non-performing assets as% of total assets	0.52%	0.87%
Allowance as% of non-performing loans	150.2%	77.5%
42

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2017		December 31, 2016
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$140	7.3%	$145	7.8%
Real Estate – Construction	71	5.8%	104	8.4%
Real Estate Mortgage:
Commercial	2,858	71.5%	2,793	67.9%
Residential	398	8.4%	438	8.7%
Consumer:
Home Equity	163	5.5%	153	5.7%
Other	159	1.5%	127	1.5%
Unallocated	1,579	N/A	1,454	N/A
Total	$5,368	100.0%	$5,214	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2017 was $2.0 million as compared to $2.1 million during the same period in 2016. Mortgage banking income remained relatively flat at $670 thousand for the three months ended March 31, 2017 as compared to the same period in 2016. Investment advisory and commissions on sale of non-deposit investment products decreased by $33 thousand in the first quarter of 2017 to $258 thousand as compared to $291 thousand in the same period of 2016. Changes in the payment structure on these types of products have had a negative impact in the short term but will build the recurring revenue stream that should have a beneficial impact in the future. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. In the mortgage banking area, we continue to seek to hire skilled producers. We also continue to put a significant emphasis on increasing the recurring investment advisory and commission revenue by increasing total assets under management. During the first quarter of 2017, we pre-paid $2.5 million in a FHLB advance and incurred a pre-payment penalty of $58 thousand. There were none of these penalties paid in the first quarter of 2016.

Total non-interest expense increased $378 thousand in first quarter of 2017 to $6.7 million as compared to $6.3 million in the first quarter of 2016. Salary and benefit expense increased $335 thousand from $3.8 million in the first quarter of 2016 to $4.1 million in the first quarter of 2017. This increase is primarily a result of the normal salary adjustments, as well as the addition of several new full time equivalent positions. At March 31, 2017 and 2016, we had 196 and 193 full time equivalent employees, respectively. Marketing and public relations expense increased from $94 thousand in the first quarter of 2016 to $221 thousand in the first quarter of 2017. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2017 annual media cost will not vary substantially from the annual cost incurred in 2016. Other real estate expense decreased $24 thousand in the first quarter of 2017 as compared to the same period in 2016. This reflects the continued decrease in the level of our repossessed real estate assets between the two periods. FDIC assessments decreased by $60 thousand in the first quarter of 2017 as compared to the same period in 2016. Beginning on July 1, 2016, the FDIC adjusted the assessment formula and the new assessment has reduced our FDIC assessment by approximately 45%, as compared to the last several years.

The following is a summary of the components of other non-interest expense for the periods indicated:

(In thousands)	Three months ended
	March 31,
	2017	2016
Data processing	$167	$278
Supplies	30	46
Telephone	89	89
Courier	25	23
Correspondent services	53	54
Insurance	111	71
Postage	47	48
Legal and professional fees	253	156
Loss on limited partnership interest	48	35
Director fees	71	111
Shareholder expense	56	35
Other	310	291
	$1,260	$1,237

Income Tax Expense

Our effective tax rate was 20.3% and 24.5% in the first quarter of 2017 and 2016, respectively. Effective for years beginning after December 15, 2016, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first quarter of 2017, the recognition of settled share-based payments reduced tax expense by approximately $115 thousand or 5.2%. This change may increase the volatility of income tax expense for in future periods when share-based compensation is settled or vest. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 26.0% to 27.0% throughout the remainder of 2017. There are no share based payments scheduled to vest or settle during the remainder of 2017.

Financial Position

Assets totaled $914.9 million at March 31, 2017 as compared to $914.8 million at December 31, 2016. Loans increased by approximately $8.6 million during the quarter ended March 31, 2017. Loans (excluding loans held for sale) at March 31, 2017 were $555.3 million as compared to $546.7 million at December 31, 2016. Total loan production was $33.3 million during the first quarter of 2017. At March 31, 2017 and December 31, 2016, loans (excluding loans held for sale) accounted for 66.1% and 65.5% of earning assets, respectively. The loan-to-deposit ratio at March 31, 2017 and December 31, 2016 was 72.1%. Investment securities decreased to $262.5 million at March 31, 2017 from $272.4 million at December 31, 2016. Deposits increased $9.0 million to $775.6 million at March 31, 2017 as compared to $766.6 million at December 31, 2016. Pure deposits (deposits less time deposits) represented 77.4% of total deposits as of March 31, 2017 as compared to 76.4% at December 31, 2016. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic cycle as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(In thousands)	March 31,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$40,537	7.3%	$42,704	7.8%
Real estate:
Construction	32,438	5.8%	45,746	8.4%
Mortgage – residential	46,668	8.4%	47,472	8.7%
Mortgage – commercial	397,179	71.5%	371,112	67.9%
Consumer:
Home Equity	30,481	5.5%	31,368	5.7%
Other	7,995	1.5%	8,307	1.5%
Total gross loans	555,298	100.0%	546,709	100.0%
Allowance for loan losses	(5,368)		(5,214)
Total net loans	$549,930		$541,495

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

A monitoring technique employed by the ALCO is the measurement of interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15% in a 100 and 200 basis point change in interest rates, respectively, over a twelve month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

We are currently asset sensitive within one year. However, neither the “gap” analysis nor asset/liability simulation modeling is a precise indicator of our interest sensitivity position due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2017 and December 31, 2016 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2017	December 31, 2016
+200bp	0.65%	0.08%
+100bp	0.56%	0.37%
Flat	—	—
-100 bp	-3.18%	-2.81%
-200 bp	-8.87%	-7.69%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2017, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 1.99% as compared to 0.78% at December 31, 2016.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 28.6% of total assets at March 31, 2017. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At March 31, 2017, the amount of time deposits of $100 thousand or more represented 10.1% of total deposits and the amount of time deposits of $250 thousand or more represented 4.8% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2017, we had issued commitments to extend credit of $91 million, including $34 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.1% of total assets at March 31, 2017 and 8.9% at December 31, 2016. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2017. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The regulatory capital rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by that amount each successive year until 2019.

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

As of March 31, 2017, the Company and the Bank meet all capital adequacy requirements under the rules on a fully phased-in basis if such requirements had been effective at that time. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 14.0% and 14.9%, respectively, at March 31, 2017 as compared to 9.8%, 13.8%, and 14.7%, respectively, at December 31, 2016. The Bank’s CET1 ratio at March 31, 2017 was 14.0% and 13.8% at December 31, 2016. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 14.7% and 15.5%, respectively, at March 31, 2017 as compared to 10.2%, 14.5% and 15.3%, respectively, at December 31, 2016. The Company’s CET1 ratio at March 31, 2017 and December 31, 2016 was 12.4% and 12.2%, respectively. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$557,512	$6,326	4.60%	$492,219	$5,681	4.64%
Securities:	268,121	1,418	2.14%	283,920	1,433	2.03%
Other short-term investments	12,869	29	0.91%	16,001	23	0.58%
Total earning assets	838,502	7,773	3.76%	792,140	7,137	3.62%
Cash and due from banks	10,965			10,836
Premises and equipment	30,168			30,096
Intangibles	6,142			6,455
Other assets	32,181			30,600
Allowance for loan losses	(5,274)			(4,648)
Total assets	$912,684			$865,479
Interest-bearing liabilities
Interest-bearing transaction accounts	156,165	43	0.11%	150,458	46	0.12%
Money market accounts	168,036	105	0.25%	165,631	109	0.26%
Savings deposits	72,141	21	0.12%	62,333	18	0.12%
Time deposits	178,235	273	0.62%	178,743	275	0.62%
Other borrowings	65,662	270	1.67%	61,945	352	2.29%
Total interest-bearing liabilities	640,239	712	0.45%	619,110	800	0.52%
Demand deposits	182,790			159,479
Other liabilities	7,125			6,555
Shareholders’ equity	82,530			80,335
Total liabilities and shareholders’ equity	$912,684			$865,479

Cost of funds including demand deposits			0.35%			0.41%
Net interest spread			3.31%			3.10%
Net interest income/margin		$7,061	3.42%		$6,337	3.22%
Net interest income/margin (taxable equivalent)		$7,279	3.52%		$6,556	3.33%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2017 from that presented in our 2016 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 9, 2017	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
51

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.