Form 10-Q
period 2017-06-30
FIRST COMMUNITY CORP /SC/
filed 2017-08-09
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 9, 2017, 6,697,130 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par value)	2017	December 31,
	(Unaudited)	2016
ASSETS
Cash and due from banks	$12,131	$11,925
Interest-bearing bank balances	21,756	9,475
Federal funds sold and securities purchased under agreements to resell	600	599
Investment securities - held-to-maturity	17,103	17,193
Investment securities - available-for-sale	239,412	253,394
Other investments, at cost	2,598	1,809
Loans held for sale	6,590	5,707
Loans	553,420	546,709
Less, allowance for loan losses	5,490	5,214
Net loans	547,930	541,495
Property, furniture and equipment - net	30,535	29,833
Land held for sale	—	1,055
Bank owned life insurance	21,197	20,905
Other real estate owned	838	1,146
Intangible assets	953	1,102
Goodwill	5,078	5,078
Other assets	8,741	14,077
Total assets	$915,462	$914,793
LIABILITIES
Deposits:
Non-interest bearing	$195,254	$182,915
Interest bearing	577,872	583,707
Total deposits	773,126	766,622
Securities sold under agreements to repurchase	17,319	19,527
Federal Home Loan Bank advances	17,997	24,035
Junior subordinated debt	14,964	14,964
Other liabilities	6,997	7,784
Total liabilities	830,403	832,932
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,701,642 at June 30, 2017 6,708,393 at December 31, 2016	6,702	6,708
Common stock warrants issued	46	46
Nonvested restricted stock	(207)	(220)
Additional paid in capital	75,868	75,991
Retained earnings	2,796	573
Accumulated other comprehensive loss	(146)	(1,237)
Total shareholders equity	85,059	81,861
Total liabilities and shareholders’ equity	$915,462	$914,793

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$12,567	$11,605
Taxable securities	1,935	1,959
Non-taxable securities	942	983
Federal funds sold and securities purchased under resale agreements	36	32
Other	17	17
Total interest income	15,497	14,596
Interest expense:
Deposits	882	893
Federal funds sold and securities sold under agreement to repurchase	21	20
Other borrowed money	484	669
Total interest expense	1,387	1,582
Net interest income	14,110	13,014
Provision for loan losses	194	357
Net interest income after provision for loan losses	13,916	12,657
Non-interest income:
Deposit service charges	668	687
Mortgage banking income	1,918	1,578
Investment advisory fees and non-deposit commissions	572	588
Gain on sale of securities	226	123
Gain (loss) on sale of other assets	88	(81)
Loss on early extinguishment of debt	(281)	—
Other	1,431	1,458
Total non-interest income	4,622	4,353
Non-interest expense:
Salaries and employee benefits	8,347	7,584
Occupancy	1,066	1,070
Equipment	952	866
Marketing and public relations	519	289
FDIC assessments	156	276
Other real estate expense	56	72
Amortization of intangibles	149	163
Other	2,845	2,355
Total non-interest expense	14,090	12,675
Net income before tax	4,448	4,335
Income taxes	1,028	1,122
Net income	$3,420	$3,213

Basic earnings per common share	$0.51	$0.49
Diluted earnings per common share	$0.50	$0.47

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$6,241	$5,924
Taxable securities	990	1,011
Non-taxable securities	469	498
Federal funds sold and securities purchased under resale agreements	17	18
Other	7	8
Total interest income	7,724	7,459
Interest expense:
Deposits	440	445
Federal funds sold and securities sold under agreement to repurchase	12	10
Other borrowed money	223	327
Total interest expense	675	782
Net interest income	7,049	6,677
Provision for loan losses	78	217
Net interest income after provision for loan losses	6,971	6,460
Non-interest income:
Deposit service charges	348	340
Mortgage banking income	1,248	913
Investment advisory fees and non-deposit commissions	314	297
Gain on sale of securities	172	64
Gain (loss) on sale of other assets	68	(84)
Loss on early extinguishment of debt	(223)	—
Other	717	734
Total non-interest income	2,644	2,264
Non-interest expense:
Salaries and employee benefits	4,261	3,833
Occupancy	539	511
Equipment	506	437
Marketing and public relations	298	195
FDIC assessment	78	138
Other real estate expense	29	21
Amortization of intangibles	74	80
Other	1,585	1,118
Total non-interest expense	7,370	6,333
Net income before tax	2,245	2,391
Income taxes	581	646
Net income	$1,664	$1,745

Basic earnings per common share	$0.25	$0.27
Diluted earnings per common share	$0.24	$0.26

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2017	2016

Net income	$3,420	$3,213

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax of $638 and $1,594, respectively.	1,240	3,095

Less: Reclassification adjustment for gain included in net income, net of tax benefit of $77 and $41, respectively.	(149)	(82)

Other comprehensive income	1,091	3,013
Comprehensive income	$4,511	$6,226

(Dollars in thousands)	Three months ended June 30,
	2017	2016

Net income	$1,664	$1,745

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of tax $433 and $649, respectively.	841	1,259

Less: Reclassification adjustment for gain included in net income, net of tax of $59 and $21 respectively.	(113)	(43)

Other comprehensive income	728	1,216
Comprehensive income	$2,392	$2,961

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Six Months ended June 30, 2017 and June 30, 2016

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested	Retained	Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income (loss)	Total
Balance December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						3,213		3,213
Other comprehensive income net of tax of $1,552							3,013	3,013
Issuance of restricted stock	22	22		275	(297)			—
Amortization compensation restricted stock					189			189
Shares retired	(26)	(26)		(327)				(353)
Issuance of common stock	1	1		13				14
Dividends: Common ($0.16 per share)						(1,056)		(1,056)
Dividend reinvestment plan	12	12		141				153
Balance, June 30, 2016	6,699	$6,699	$46	$75,863	$(405)	$(1,835)	$3,843	$84,211

Balance December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						3,420		3,420
Other comprehensive income net of tax of $375							1,091	1,091
Issuance of restricted stock	5	5		100	(105)			—
Amortization of compensation on restricted stock					109			109
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Dividends: Common ($0.18) per share						(1,197)		(1,197)
Dividend reinvestment plan	10	10		173				183
Balance June 30, 2017	6,702	$6,702	$46	$75,868	$(207)	$2,796	$(146)	$85,059

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$3,420	$3,213
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	727	657
Premium amortization	1,679	1,953
Provision for loan losses	194	357
Write-down of other real estate owned	17	10
Loss (gain) on sale of other real estate owned	(88)	81
Origination of loans held-for-sale	(52,525)	(45,397)
Sale of loans held-for-sale	51,641	40,653
Amortization of intangibles	149	163
Accretion on acquired loans	(88)	(741)
Writedown of land held for sale	90	—
Gain on sale of securities	(226)	(123)
Loss on extinguishment of debt	281	—
Decrease in other assets	5,686	158
Decrease in other liabilities	(787)	(277)
Net cash provided from operating activities	10,170	705
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(13,877)	(31,005)
Maturity/call of investment securities available-for-sale	16,628	16,903
Proceeds from sale of securities available-for-sale	10,570	14,126
Proceeds from sale of other securities	314	—
Increase in loans	(6,718)	(21,817)
Proceeds from sale of other real estate owned	386	1,357
Purchase of property and equipment	(1,519)	(858)
Net cash provided (used) in investing activities	5,784	(21,294)
Cash flows from financing activities:
Increase in deposit accounts	6,517	13,472
Increase (decrease) in securities sold under agreements to repurchase	(2,208)	79
Advances from the Federal Home Loan Bank	22,000	50,500
Repayment of advances from Federal Home Loan Bank	(28,353)	(42,866)
Issuance of common stock	—	14
Shares forfeited	(20)	—
Shares retired	(388)	(353)
Dividends paid: Common Stock	(1,197)	(1,056)
Dividend reinvestment plan	183	153
Net cash (used) provided from financing activities	(3,466)	19,943
Net increase in cash and cash equivalents	12,488	(646)
Cash and cash equivalents at beginning of period	21,999	22,941
Cash and cash equivalents at end of period	$34,487	$22,295
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,450	$1,614
Income taxes	$1,095	$650
Non-cash investing and financing activities:
Unrealized gain on securities, net of tax	$1,091	$3,013
Transfer of loans to foreclosed property	$26	$347

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at June 30, 2017 and December 31, 2016, and the Company’s results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Numerator (Net income)	$3,420	$3,213	$1,664	$1,745
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,641	6,554	6,634	6,584
Dilutive securities:
Deferred compensation	54	38	54	38
Warrants/Restricted stock – Treasury stock method	118	141	115	147
Diluted earnings per share	6,813	6,733	6,803	6,769
The average market price used in calculating assumed number of shares	$20.56	$14.00	$20.75	$14.00

There were no options outstanding as of June 30, 2017 and 2016.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 97,180 warrants outstanding at June 30, 2017. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 138,000 shares of restricted stock under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at June 30, 2017 for non-vested shares amounts to $207 thousand. In February 2017, the Company issued 353 stock units to an employee that cliff vest over three years. Each unit is convertible into one share of common stock at the time the units vest. The related compensation cost is accrued over the vesting period.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At June 30, 2017 and December 31, 2016, there were 107,170 and 101,888 units in the plan, respectively. The accrued liability at June 30, 2017 and December 31, 2016 amounted to $1.1 million and $966 thousand, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3 – Investment Securities-continued

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2017
US Treasury securities	$1,534	$—	$10	$1,524
Government sponsored enterprises	956	41	—	997
Mortgage-backed securities	131,406	527	1,219	130,714
Small Business Administration pools	53,329	198	506	53,021
State and local government	51,596	1,407	703	52,300
Corporate and other securities	932	—	76	856
	$239,753	$2,173	$2,514	$239,412

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2016
US Treasury securities	$1,538	$—	$18	$1,520
Government sponsored enterprises	959	38	0	997
Mortgage-backed securities	145,696	480	1,878	144,298
Small Business Administration pools	50,560	208	584	50,184
State and local government	54,702	907	1,075	54,534
Corporate and other securities	1,932	—	71	1,861
	$255,387	$1,633	$3,626	$253,394
11

Note 3 – Investment Securities-continued

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2017
State and local government	$17,103	$292	$9	$17,386
	$17,103	$292	$9	$17,386

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2016
State and local government	$17,193	$54	$133	$17,114
	$17,193	$54	$133	$17,114

During the six months ended June 30, 2017 and 2016, the Company received proceeds of $10.6 million and $14.1 million, respectively, from the sale of investment securities available-for-sale. For the six months ended June 30, 2017, gross realized gains from the sale of investment securities available-for-sale amounted to $246.8 thousand and gross realized losses amounted to $21.1 thousand.   For the six months ended June 30, 2016, gross realized gains totaled $123 thousand and there were no gross realized losses.  During the three months ended June 30, 2017 and 2016, the Company received proceeds of $8.2 million and $2.2 million, respectively, from the sale of investment securities available-for-sale.  For the three months ended June 30, 2017, gross realized gains totaled $173.3 thousand and gross realized losses totaled $1.9 thousand. For the three months ended June 30, 2016, gross realized gains totaled $64 thousand and there were no gross realized losses.

Note 3 – Investment Securities-continued

At June 30, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $795.8 thousand and foreign debt of $60.1 thousand. At December 31, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $801.1 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $1.0 million. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.6 million and corporate stock in the amount of $1.0 million at June 30, 2017. The Company held $1.8 million of FHLB stock at December 31, 2016.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2017		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

US Treasury securities	$1,523	$10	$—	$—	$1,523	$10
Government Sponsored Enterprise mortgage-backed securities	50,840	1,001	17,682	218	68,522	1,219
Small Business Administration pools	18,517	189	21,626	317	40,143	506
State and local government	13,153	703	—	—	13,153	703
Corporate and other securities	—	—	796	76	796	76
	$84,033	$1,903	$40,104	$611	$124,137	$2,514

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2017		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$1,981	$9	$—	$—	$1,981	$9

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

US Treasury securities	$1,520	$18	$—	$—	$1,520	$18
Government Sponsored Enterprise mortgage-backed securities	77,389	1,597	16,655	281	94,044	1,878
Small Business Administration pools	15,213	206	23,382	378	38,595	584
State and local government	17,502	1,075	—	—	17,502	1,075
Corporate and other securities	—	—	801	71	801	71
	$111,624	$2,896	$40,838	$730	$152,462	$3,626
13

Note 3 – Investment Securities-continued

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$10,245	$133	$—	$—	$10,245	$133

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $131.2 million and $145.3 million and approximate fair value of $130.5 million and $143.9 million at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2017.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2017 with an amortized cost of $231.4 thousand and approximate fair value of $232.8 thousand. The Company held PLMBSs, including CMOs, at December 31, 2016 with an amortized cost of $427.2 thousand and approximate fair value of $436.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

The following sets forth the amortized cost and fair value of investment securities at June 30, 2017 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

June 30, 2017	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$8,424	$8,481	$—	$—
Due after one year through five years	134,959	135,306	7,961	8,073
Due after five years through ten years	89,391	88,743	9,142	9,313
Due after ten years	6,979	6,882	—	—
	$239,753	$239,412	$17,103	$17,386
14

Note 4 – Loans

Loans summarized by category as of June 30, 2017, December 31, 2016 and June 30, 2016 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Commercial, financial, agricultural	$41,893	$42,704	$39,480
Real estate:
Construction	34,526	45,746	42,253
Mortgage-residential	45,012	47,472	50,500
Mortgage-commercial	394,454	371,112	339,276
Consumer:
Home equity	30,091	31,368	31,608
Other	7,444	8,307	8,186
Total	$553,420	$546,709	$511,303
15

Note 4 – Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2017 and June 30, 2016 and for the year ended December 31, 2016 is as follows:

(Dollars in thousands)			Real estate	Real estate	Consumer
June 30, 2017		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	—	—	—	(24)	—	(44)	—	(68)
Recoveries	3	—	2	113	24	8	—	150
Provisions	21	(28)	(87)	(37)	19	(67)	373	194
Ending balance June 30, 2017	$169	$76	$353	$2,845	$196	$24	$1,827	$5,490

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$23	$—	$—	$—	$25

Collectively evaluated for impairment	169	76	351	2,822	196	24	1,827	5,465

June 30, 2017 Loans receivable:
Ending balance-total	$41,893	$34,526	$45,012	$394,454	$30,091	$7,444	$—	$553,420

Ending balances:
Individually evaluated for impairment	—	—	434	4,275	56	—	—	4,763

Collectively evaluated for impairment	$41,893	$34,526	$44,578	$390,179	$30,035	$7,444	$—	$548,655
16

Note 4 – Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(1)	(58)	(8)	(33)	—	(100)
Recoveries	3	—	5	8	2	6	—	24
Provisions	(7)	8	(20)	363	(28)	13	28	357
Ending balance June 30, 2016	$71	$59	$207	$2,349	$93	$23	$2,075	$4,877

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$3	$—	$—	$—	$3

Collectively evaluated for impairment	71	59	207	2,346	93	23	2,075	4,874

June 30, 2016 Loans receivable:
Ending balance-total	$39,480	$42,253	$50,500	$339,276	$31,608	$8,186	$—	$511,303

Ending balances:
Individually evaluated for impairment	1	—	718	5,353	30	—	—	6,102

Collectively evaluated for impairment	$39,479	$42,253	$49,782	$333,923	$31,578	$8,186	$—	$505,201
17

Note 4 – Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(11)	(136)	(20)	(72)	—	(239)
Recoveries	5	—	40	21	3	14	—	83
Provisions	65	53	186	872	43	148	(593)	774
Ending balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$4	$—	$—	$—	$6

Collectively evaluated for impairment	145	104	436	2,789	153	127	1,454	5,208

Loans receivable:
Ending balance-total	$42,704	$45,746	$47,472	$371,112	$31,368	$8,307	$—	$546,709

Ending balances:
Individually evaluated for impairment	—	—	639	5,124	56	—	—	5,819

Collectively evaluated for impairment	$42,704	$45,746	$46,833	$365,988	$31,312	$8,307	$—	$540,890
18

Note 4 – Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended June 30, 2017 and the three months ended June 30, 2016 is as follows:

(Dollars in thousands)			Real estate	Real estate	Consumer
June 30, 2017		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance March 31, 2017	$140	$71	$398	$2,858	$163	$159	$1,579	$5368
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	1	—	1	32	23	4	—	61
Provisions	28	5	(46)	(45)	10	(122)	248	78
Ending balance June 30, 2017	$169	$76	$353	$2,845	$196	$24	$1,827	$5,490

(Dollars in thousands)			Real estate	Real estate	Consumer
June 30, 2016		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance March 31, 2016	$73	$57	$237	$2,001	$87	$26	$2,206	$4687
Charge-offs	—	—	(1)	(13)	(8)	(15)	—	(37)
Recoveries	1	—	3	2	1	3	—	10
Provisions	(3)	2	(32)	359	13	9	(131)	217
Ending balance June 30, 2016	$71	$59	$207	$2,349	$93	$23	$2,075	$4,877

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the six months ended June 30, 2017 and 2016:

(Dollars in thousands)	2017	2016
Beginning Balance December 31,	$6,103	$7,037
New Loans	87	417
Less loan repayments	754	659
Ending Balance June 30, 2017	$5,436	$6,795
19

Note 4 – Loans-continued

The following table presents at June 30, 2017 and December 31, 2016 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	June 30,	December 31,
	2017	2016
Total loans considered impaired	$4,765	$5,819
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	1,735	224
Related allowance	25	6
Loans considered impaired and previously written down to fair value	2,872	5,595
Average impaired loans	4,746	8,727

The following tables are by loan category and present at June 30, 2017, December 31, 2016 and June, 2016 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2017	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	390	449	—	390	7	389	6
Mortgage-commercial	2,584	5,123	—	2,583	105	2,575	20
Consumer:
Home equity	56	57	—	56	—	56	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	44	44	23	44	1	44	1
Mortgage-commercial	1,691	2,124	2	1,673	88	1,683	22
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	434	493	23	434	8	433	7
Mortgage-commercial	4,275	7,247	2	4,256	193	4,258	42
Consumer:
Home equity	56	57	—	56	—	56	—
Other	—	—	—	—	—	—	—
	$4,765	$7,797	$25	$4,746	$201	$4,747	$49

20

Note 4 – Loans-continued

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2016	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$1	$1	$—	$6	$—	$3	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	670	687	—	794	1	837	1
Mortgage-commercial	5,353	7,855	—	8,851	50	8,796	24
Consumer:
Home Equity	30	30	—	30	—	30	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	48	48	3	48	1	48	1
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$1	$1	$—	$6	$—	$3	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	718	735	3	842	1	837	1
Mortgage-commercial	5,353	7,855	—	8,851	50	8,796	24
Consumer:
Home Equity	30	30	—	30	—	30	—
Other	—	—	—	—	—	—	—
	$6,102	$8,621	$3	$9,729	$51	$9,666	$25
21

Note 4 – Loans-continued

(Dollars in thousands)
December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	593	603	—	660	—
Mortgage-commercial	4,946	6,821	—	7,777	98
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	46	46	2	48	2
Mortgage-commercial	178	178	4	186	12
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	639	649	2	708	2
Mortgage-commercial	5,124	6,999	4	7,963	110
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,819	$7,704	$6	$8,727	$112
22

Note 4 – Loans-continued

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of June 30, 2017 and December 31, 2016, no loans were classified as doubtful.

(Dollars in thousands)		Special
June 30, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$41,693	$200	$—	$—	$41,893
Real estate:
Construction	34,526	—	—	—	34,526
Mortgage – residential	43,524	587	901	—	45,012
Mortgage – commercial	383,234	5,784	5,436	—	394,454
Consumer:
Home Equity	29,664	172	255	—	30,091
Other	7,444	—	—		7,444
Total	$540,085	$6,743	$6,592	$—	$553,420

23

Note 4 – Loans-continued

(Dollars in thousands)		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$42,486	$218	$—	$—	$42,704
Real estate:
Construction	45,746	—	—	—	45,746
Mortgage – residential	45,751	622	1,099	—	47,472
Mortgage – commercial	358,766	5,773	6,572	—	371,112
Consumer:
Home Equity	30,929	180	259	—	31,368
Other	8,302	6	—		8,307
Total	$531,980	$6,799	$7,930	$—	$546,709

At June 30, 2017 and December 31, 2016, non-accrual loans totaled $3.0 million and $4.1 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2017 and December 31, 2016 amounted to $1.7 million and $1.8 million, respectively. TDRs in non-accrual status at June 30, 2017 and December 31, 2016 amounted to $1.2 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $53.0 thousand at December 31, 2016. There were no loans greater than 90 days delinquent and still accruing interest at June 30, 2017.

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

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2017 and 2016 follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Accretable yield, beginning of period	$56	$34

Accretion	(6)	(28)

Reclassification of nonaccretable difference due to improvement in expected cash flows	—	44

Accretable yield, end of period	$50	$50
24

Note 4 – Loans-continued

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Accretable yield, beginning of period	$50	$92

Accretion	(91)	(133)

Reclassification of nonaccretable difference due to improvement in expected cash flows	94	94

Accretable yield, end of period	$53	$53
25

Note 4 – Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2017	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$5	$5	$—	$—	$10	$41,883	$41,893
Real estate:
Construction	—	—	—	—	—	34,526	34,526
Mortgage-residential	—	35	—	390	425	44,587	45,012
Mortgage-commercial	864	343	—	2,584	3,791	390,663	394,454
Consumer:
Home equity	89	9	—	56	154	29,937	30,091
Other	212	106	—	—	318	7,126	7,444
	$1,170	$498	$—	$3,030	$4,698	$548,722	$553,420

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2016	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$11	$—	$—	$—	$11	$42,693	$42,704
Real estate:
Construction	—	—	—	—	—	45,746	45,746
Mortgage-residential	194	145	32	593	964	46,508	47,472
Mortgage-commercial	995	337	—	3,400	4,732	366,380	371,112
Consumer:
Home equity	59	64	16	56	195	31,173	31,368
Other	16	1	5	—	22	8,285	8,307
	$1,275	$547	$53	$4,049	$5,924	$540,785	$546,709

Note 4 – Loans-continued

The Company reviews TDRs in accordance with applicable regulatory and accounting guidance.

There were no loans determined to be TDRs that were restructured during the three and six month periods ended June 30, 2017 or the three month period ended June 30, 2016.

The following table, by loan category, presents one loan determined to be a TDR during the six month period ended June 30, 2016. The loan was modified to extend the term of the loan due to financial hardship of the borrower. The loan was subsequently paid off in June 2016.

Troubled Debt Restructurings
(Dollars in thousands)	For the six months ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Accrual
Mortgage-Commercial	1	$413	$413
Total Accrual	1	$413	$413

Total TDRs	1	$413	$413

During the three and six month periods ended June 30, 2017 and 2016, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

Note 5 – Recently Issued Accounting Pronouncements-continued

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

Note 6 – Fair Value of Financial Instruments-continued

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

Note 6 – Fair Value of Financial Instruments-continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 are as follows:

		Fair Value
June 30, 2017	Carrying
(Dollars in thousands)	amount	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and short term investments	$34,487	$34,487	$34,487	$—	$—
Held-to-maturity securities	17,103	17,386	—	17,386	—
Available-for-sale securities	239,412	239,412	856	237,556	1,000
Other investments, at cost	2,598	2,598	—	—	2,598
Loans held for sale	6,590	6,590	—	6,590	—
Net loans receivable	547,930	548,850	—	544,110	4,740
Accrued interest	2,801	2,801	2,801	—	—
Financial Liabilities
Non-interest bearing demand deposits	$195,254	$195,254	$—	$195,254	$—
Interest bearing demand deposits and money market accounts	333,456	333,456	—	333,456	—
Savings	75,491	75,491	—	75,491	—
Time deposits	168,925	169,236	—	169,236	—
Total deposits	773,126	604,201	—	604,201	—
Federal Home Loan Bank Advances	17,997	18,187	—	18,187	—
Short term borrowings	17,319	17,319	—	17,319	—
Junior subordinated debentures	14,964	14,950	—	14,950	—
Accrued interest payable	532	532	532	—	—
32

Note 6 – Fair Value of Financial Instruments-continued

		Fair Value
December 31, 2016	Carrying
(Dollars in thousands)	amount	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and short term investments	$21,999	$21,999	$21,999	$—	$—
Held-to-maturity securities	17,193	17,114	—	17,114	—
Available-for-sale securities	253,394	253,394	801	251,593	1,000
Other investments, at cost	1,809	1,809	—	—	1,809
Loans held for sale	5,707	5,707	—	5,707	—
Net loans receivable	541,495	540,487	—	534,674	5,813
Accrued interest	2,925	2,925	2,925	—	—
Financial Liabilities
Non-interest bearing demand deposits	$182,915	$182,915	$—	$182,915	$—
Interest bearing demand deposits and money market accounts	327,459	327,459	—	327,459	—
Savings	75,012	75,012	—	75,012	—
Time deposits	181,236	181,638	—	181,638	—
Total deposits	766,622	767,024	—	767,024	—
Federal Home Loan Bank Advances	24,035	24,518	—	24,518	—
Short term borrowings	19,527	19,527	—	19,527	—
Junior subordinated debentures	14,964	15,258	—	15,258	—
Accrued interest payable	532	532	532	—	—

Note 6 – Fair Value of Financial Instruments-continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2017 and December 31, 2016 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2017 or December 31, 2016 that are measured on a recurring basis.

		Quoted Prices	Significant	Significant
June 30, 2017		in Active markets	Other Observable	Unobservable
Available-for-sale securities		for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

US Treasury securities	$1,524	$—	$1,524	$—
Government sponsored enterprises	997	—	997	—
Mortgage-backed securities	130,714	—	130,714	—
Small Business Administration pools	53,021	—	53,021	—
State and local government	52,300	—	52,300	—
Corporate and other securities	856	796	60	—
	$239,412	$796	$238,632	$—

		Quoted Prices	Significant	Significant
December 31, 2016		in Active markets	Other Observable	Unobservable
Available-for-sale securities		for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

US Treasury securities	$1,520	—	1,520	—
Government sponsored enterprises	997	—	997	—
Mortgage-backed securities	144,298	—	144,298	—
Small Business Administration pools	50,184	—	50,184	—
State and local government	54,534	—	54,534	—
Corporate and other securities	1,861	801	60	1,000
	$253,394	$801	$251,593	$1,000
34

Note 6 – Fair Value of Financial Instruments-continued

The following table reconciles the changes in Level 3 financial instruments for the three months ended June 30, 2017 and 2016 that are measured on a recurring basis.

	June 30,
	2017	2016
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance December 31:	$1,000	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—

Included in other comprehensive income	—	—

Purchases, issuances, and settlements	—	950
Maturities, sales, payoffs		(417)

Transfers in and/or out of Level 3	(1,000)	—
Ending Balance June 30:	$—	$950

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2017 and December 31, 2016 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	432	—	—	432
Mortgage-commercial	4,252	—	—	4,252
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	4,740	—	—	4,740
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	47	—	—	47
Mortgage-commercial	650	—	—	650
Total other real estate owned	838	—	—	838
Total	$5,578	$—	$—	$5,578
35

Note 6 – Fair Value of Financial Instruments-continued

(Dollars in thousands)
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	637	—	—	637
Mortgage-commercial	5,120	—	—	5,120
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	5,813	—	—	5,813
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	269	—	—	269
Mortgage-commercial	736	—	—	736
Total other real estate owned	1,146	—	—	1,146
Total	$6,959	$—	$—	$6,959

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.8 million and $7.0 million as of June 30, 2017 and December 31, 2016, respectively.

36

Note 6 – Fair Value of Financial Instruments-continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$838	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,740	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Corporate and Other Securities	$1,000	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$1,146	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,813	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
37

Note 7 – Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2017	2016

Non-interest bearing demand deposits	$195,254	$182,915
Interest bearing demand deposits and money market accounts	333,456	327,459

Savings	75,491	75,012

Time deposits	168,925	181,236

Total deposits	$773,126	$766,622

As of June 30, 2017 and December 31, 2016, the Company had time deposits greater than $250,000 of $36.6 million and $37.7 million, respectively.

38

Note 8 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Six months ended June 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$15,310	$178	$—	$1,445	$(1,436)	$15,497
Interest expense	1,114	—	—	273	—	1,387
Net interest income	$14,196	$178	$—	$1,172	$(1,436)	$14,110
Provision for loan losses	194	—	—	—	—	194
Noninterest income	2,042	1,918	572	90	—	4,622
Noninterest expense	11,917	1,412	578	183	—	14,090
Net income before taxes	$4,127	$684	$(6)	$1,079	$(1,436)	$4,448
Income tax provision (benefit)	1,265	—	—	(237)	—	1,028
Net income (loss)	$2,862	$684	$(6)	$1,316	$(1,436)	$3,420

Three months ended June 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,590	$119	$—	$679	$(664)	7,724
Interest expense	557	—	—	118	—	675
Net interest income	$7,033	$119	$—	$561	$(664)	$7,049
Provision for loan losses	78	—	—	—	—	78
Noninterest income	1,099	1,248	297	—	—	2,644
Noninterest expense	6,174	803	260	133	—	7,370
Net income before taxes	$1,880	$564	$37	$428	$(664)	$2,245
Income tax provision (benefit)	644	—	—	(63)	—	581
Net income	$1,236	$564	$37	$491	$(664)	$1,664
39

Note 8 – Reportable Segments-continued

Six months ended June 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$14,396	$82	$—	$1,414	$(1,296)	$14,596
Interest expense	1,343	—	—	239	—	1,582
Net interest income	$13,053	$82	$—	$1,175	$(1,296)	$13,014
Provision for loan losses	357	—	—	—	—	357
Noninterest income	2,187	1,578	588	—	—	4,353
Noninterest expense	10,722	1,155	517	281	—	12,675
Net income before taxes	$4,161	$505	$71	$894	$(1,296)	$4,335
Income tax provision (benefit)	1,233	—	—	(111)	—	1,122
Net income (loss)	$2,928	$505	$71	$1,005	$(1,296)	$3,213

Three months ended June 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,389	$55	$—	$679	$(664)	7,459
Interest expense	664	—	—	118		782
Net interest income	$6,725	$55	$—	$561	$(664)	$6,677
Provision for loan losses	217	—	—	—	—	217
Noninterest income	1,054	913	297	—	—	2,264
Noninterest expense	5,317	623	260	133	—	6,333
Net income before taxes	$2,245	$345	$37	$428	$(664)	$2,391
Income tax provision (benefit)	709	—	—	(63)	—	646
Net income	$1,536	$345	$37	$491	$(664)	$1,745

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of June 30, 2017	$902,412	$12,194	$24	$100,211	$(99,379)	$915,462

Total Assets as of December 31, 2016	$904,568	$8,158	$32	$98,210	$(96,175)	$914,793
40

Note 8 – Reportable Segments-continued

Three months ended June 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,389	$55	$—	$679	$(664)	7,459
Interest expense	664	—	—	118		782
Net interest income	$6,725	$55	$—	$561	$(664)	$6,677
Provision for loan losses	217	—	—	—	—	217
Noninterest income	1,054	913	297	—	—	2,264
Noninterest expense	5,317	623	260	133	—	6,333
Net income before taxes	$2,245	$345	$37	$428	$(664)	$2,391
Income tax provision (benefit)	709	—	—	(63)	—	646
Net income	$1,536	$345	$37	$491	$(664)	$1,745

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of June 30, 2017	$902,412	$12,194	$24	$100,211	$(99,379)	$915,462

Total Assets as of December 31, 2016	$904,568	$8,158	$32	$98,210	$(96,175)	$914,793

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

Note 10 - Mergers and Acquisitions

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

Note 10 - Mergers and Acquisitions-continued

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

Based on the number of shares of Cornerstone common stock outstanding as of June 30, 2017, and assuming all Cornerstone options are cashed out prior to the merger, the Company will issue approximately 877,000 shares and will pay approximately $7.7 million in cash in the merger. The Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) to register up to the maximum number of shares to be issued under the terms of the Merger Agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K as filed with the SEC and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	the potential inability to complete the proposed merger with Cornerstone due to a failure to satisfy the conditions to completion, including the receipt of necessary Cornerstone shareholder and regulatory approvals, or, if the merger is completed, a loss of customers or other challenges to the successful integration of Cornerstone’s business;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
43

•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates, practices and procedures;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2017 as compared to the six-month and three-month period ended June 30, 2016 and also analyzes our financial condition as of June 30, 2017 as compared to December 31, 2016. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Developments

On April 11, 2017, the Company entered into the Merger Agreement pursuant to which Cornerstone will merge with and into with and into the Company with the Company being the surviving corporation in the merger. Promptly following the merger of Cornerstone with and into the Company, Cornerstone National Bank will be merged with and into the Bank. Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the Merger Agreement by the shareholders of Cornerstone and approval by the appropriate regulatory agencies. The merger is expected to close early during the fourth quarter of 2017. For more information on the merger with Cornerstone, see Note 10 to our Consolidated Financial Statements.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2017 and our notes included in the consolidated financial statements in our 2016 Annual Report on Form 10-K as filed with the SEC.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At June 30, 2017 and December 31, 2016, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Net Income

Our net income for the six months ended June 30, 2017 was $3.4 million or $0.50 diluted earnings per common share, as compared to $3.2 million or $0.47 diluted earnings per common share for the six months ended June 30, 2016. Net interest income increased $1.1 million for the six months ended June 30, 2017 as compared to the same period 2016. This increase is a result of an increase in average earning assets, which increased by $35.6 million in the first half of 2017 as compared to the same period in 2016. Average earning assets were $800.6 million during the six months ended June 30, 2016 as compared to $836.2 million during the six months ended June 30, 2017. The net interest margin on a tax equivalent basis increased to 3.51% during the first half of 2017 as compared to 3.38% during the first six months of 2016. Non-interest income increased by $270 thousand in the first six months of 2017 compared to the first six months of 2016. This was primarily attributable to an increase in mortgage banking income of $353 thousand in the six months ended June 30, 2017 as compared to the same period in 2016. Non-interest expense in the six months ended June 30, 2017 increased $1.4 million as compared to the same period in 2016. This was primarily attributable to an increase in salary and benefits expense of $763 thousand as a result of increases in staff, normal salary adjustments, increased medical benefit premiums and additional costs incurred as a result of our core processing conversion in the first have of 2017, and to costs of approximately $98 thousand related our previously announced acquisition of Cornerstone which is expected to close early in the fourth quarter of 2017.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2017 and 2016, along with average balances and the related interest income and interest expense amounts.

Net interest income was $14.1 million for the six months ended June 30, 2017 as compared to $13.0 million for the six months ended June 30, 2016. The $1.1 million increase in net interest income was primarily attributable to an increase in average earning assets of $35.6 million as well as an increase of 13 basis points in the taxable equivalent net interest margin between the two periods. Our net interest margin on a tax equivalent basis was 3.51% during the six months ended June 30, 2017 as compared to 3.38% for the same period in 2016. The net interest margin was positively impacted during the first half of 2017 by approximately 4 basis points from the collection of interest of approximately $185 thousand on several nonaccrual loans that were fully paid off during the first quarter of 2017. During the first six months of 2016, the net interest margin was positively impacted by an investment that had been purchased at a discount and was called at par during the second quarter of 2016. The $82 thousand remaining discount recognized in interest income accounted for approximately 2 basis points of the taxable equivalent net interest margin for the six months ended June 30, 2016. The yield on earning assets increased by 7 basis points in the first half of 2017 as compared to the same period in 2016. Average loans comprised 66.7% of average earning assets in the first six months of 2017 as compared to 62.6% in the same period of 2016. The yield on our loan portfolio decreased 12 basis points in the six month-period ended June 30, 2017 to 4.54% as compared to 4.66% during the same period in 2016. The yield on our investment portfolio increased from 2.09% for the six month ended June 30, 2016 to 2.19% for the same period in 2017. The yield on earning assets increased by 7 basis points to 3.74% for the six months ended June 30, 2017 from 3.67% during the same period of 2016. Recent increases in the federal funds target rate have increased the yields on certain variable rate products in both our loan and investment portfolio. We have approximately $100 million in loans and $32 million in investments that are indexed to the Wall Street Journal prime rate. The prime rate is adjusted as changes are made to the federal funds rate. Recent increases in the federal funds target rate have positively impacted our overall yield on earning assets. The cost of interest-bearing liabilities during the first six months of 2017 was 0.44% as compared to 0.51% in the same period of 2016, reflecting a 5 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 63.4% of our average interest bearing liabilities during the first six months of 2017 as compared to 61.3% in the same period of 2016. During the first six months of 2017, we prepaid $9.8 million in Federal Home Loan Bank of Atlanta advances. We incurred prepayment penalties of $281 thousand on these prepayments. The interest rate on these advances was approximately 4%. These pay-downs contributed to the decline in the average rate on other borrowings from 2.21% during the six months ended June 30, 2016 to 1.83% for the same period in 2017.

Provision and Allowance for Loan Losses

At June 30, 2017 and December 31, 2016, the allowance for loan losses was $5.5 million and $5.2 million, respectively, which represented 0.99% of total loans and 0.97% of total loans at June 30, 2017 and December 31, 2016, respectively. Loans that were acquired in the acquisition of Savannah River Financial Corporation (“Savannah River”) and in the acquisition of certain deposits and loans from First South Bank (“First South”), both occurring in 2014, are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At June 30, 2017 and December 31, 2016, the credit component on loans attributable to acquired loans in the Savannah River and First South transactions was $304 thousand and $334 thousand, respectively. Our provision for loan losses was $357 thousand for the six months ended June 30, 2016 as compared to $194 thousand for the six months ended June 30, 2017. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 3.81%, 1.77% and 0.02%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery and slow economic growth. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, net charge-offs have averaged approximately 17 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. With an anemic national economic recovery, subpar inflation, geopolitical risks, and global economic slowdown, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At June 30, 2017 and December 31, 2016, approximately 91.1% and 90.6%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $3.9 million (0.43% of total assets) at June 30, 2017 as compared to $5.2 million (0.59% of total assets) at December 31, 2016. While we believe our amount of non-performing assets compares favorably to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 35 loans totaling $3.0 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2017. The largest non-performing loan is a $918 thousand first mortgage on developed lots to be sold for residential use. The average balance of the remaining 34 loans is approximately $62.0 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At June 30, 2016, we had no loans delinquent more than 90 days and still accruing interest. At June 30, 2017, we had loans totaling $1.7 million that were delinquent 30 days to 89 days which represented 0.30% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified one loan relationship in the amount of $1.0 million that is current as to principal and interest and not included in non-performing assets that could represent a potential problem loan. This balance is included as substandard loans in Note 4 of the financial statements.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Average loans (including loans held for sale) outstanding	$557,972	$500,854
Loans outstanding at period end	$553,420	$511,303
Non-performing assets:
Nonaccrual loans	$3,030	$4,502
Loans 90 days past due still accruing	—	38
Repossessed-other	—	—
Foreclosed real estate and other assets	838	1,355
Total non-performing assets	$3,868	$5,895

Beginning balance of allowance	$5,214	$4,596
Loans charged-off:
1-4 family residential mortgage	—	1
Non-residential real estate	24	58
Home equity	—	8
Commercial	—	—
Installment & credit card	44	33
Total loans charged-off	68	100
Recoveries:
1-4 family residential mortgage	2	5
Non-residential real estate	113	8
Home equity	24	2
Commercial	3	3
Installment & credit card	8	6
Total recoveries	150	24
Net loan recoveries (charge offs)	82	(76)
Provision for loan losses	194	357
Balance at period end	$5,490	$4,877

Net (recoveries) charge-offs to average loans	(0.02%)	0.02%
Allowance as percent of total loans	0.99%	0.95%
Non-performing assets as % of total assets	0.42%	0.66%
Allowance as % of non-performing loans	181.19%	107.42%
50

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2017		December 31, 2016
Commercial, financial, agricultural	$169	7.6%	$145	7.8%
Real estate:
Construction	76	6.2%	104	8.4%
Mortgage-residential	353	8.1%	2,793	67.9%
Mortgage-commercial	2,845	71.3%	438	8.7%
Consumer:
Home equity	196	5.4%	153	5.7%
Other	24	1.3%	127	1.5%
Unallocated	1827	N/A	1,454	N/A
Total	$5,490	100.0%	$5,214	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first half of 2017 was $4.6 million as compared to $4.4 million during the same period in 2016. Mortgage banking income increased $353 thousand during the first six months of 2017 compared to the same period in 2016. Mortgage loan rates remain favorable and we continue to emphasize this source of revenue. We added one additional mortgage loan originator during the six month period ended June 30, 2017 as compared to June 30, 2016. During the first half of 2017, mortgage loan production was $55.0 million as compared to $43.9 million in the same period of 2016. Investment advisory fees and non-deposit commissions remained relatively flat at $572 thousand in the first half of 2017 as compared to $588 thousand in the same period in 2016. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. Assets under management at June 30, 2017 amounted to $241.6 million as compared to $181.8 million at June 30, 2016. Recent changes in the payment structure on these types of products have had a negative impact in the short term but will build the recurring revenue stream that should have a beneficial impact in the future. During the first half of 2017, we sold investment securities for a net gain of $226 thousand as compared to a gain on the sale of investment securities of $123 thousand in the same period of 2016. The gains in 2017 were offset by prepayment penalties in the amount of $281 thousand resulting from early payoff of $9.8 million of FHLB advances in the first half of 2017. There were no prepayment penalties in the first six months of 2016. We had a gain on the sale of other real estate of $88 thousand in the first six months of 2017 as compared to a loss of $81 thousand in the same period of 2016.

Total non-interest expense increased by $1.4 million, or 11.2%, during the first six months of 2017 as compared to the same period in 2016. Salary and benefit expense increased $763 thousand from $7.6 million in the first half of 2016 to $8.3 million in the first half of 2017. This increase is a result of increases in staff, normal salary adjustments, increased medical benefit premiums and additional costs incurred as a result of our core processing conversion in the first have of 2017. In addition, the increase in mortgage loan production has resulted in increased commission-based compensation received by the mortgage loan producers. At June 30, 2017, we had 200 full time equivalent employees as compared to 187 at June 30, 2016. Staffing increases included the addition of eight new positions as of June 30, 2017 as compared to June 30, 2016. These included adding a Chief Operations Officer, loan operations staff, additional lending staff as well as a new financial advisor position. The additional increase in staffing between the two periods, results from filling positions that were vacant as of June 30, 2016. As a result of our core processing conversion that was completed during the first six months of 2017, we incurred increases in in overtime and temporary help of $64 thousand and $61 thousand, respectively in the first half of 2017 as compared to the same period of 2016. We do not anticipate that these costs will be recurring. Equipment expense increased $86 thousand in the first half of 2017 as compared to the first half of 2016. The increase in equipment expense primarily relates to expenses of approximately $70 thousand that overlapped as a result of converting to our new core processing provider. Marketing and public relations expense increased from $289 thousand in the first half of 2016 to $519 thousand in the first half of 2017. The timing of media campaigns impact the recognition of marketing expense and, in 2017, more of these costs were incurred in the first half of the year. In addition, we incurred approximately $59 thousand in expenses related to the core processing conversion that were charged to this expense category. Non-interest expense “Other” increased by $490 thousand in the first half of 2017 as compared to the same period in 2016. This increase results primarily from a $344 thousand increase in legal and professional fees. Also included in the increase of “Other” non-interest expense were costs of approximately $98 thousand related our previously announced acquisition of Cornerstone which is expected to close early in the fourth quarter of 2017. Included in the increase of legal and professional fees are consulting fees associated with our core processing conversion of $72 thousand and $55 thousand related to a mortgage origination process improvement engagement. Audit and accounting fee expenses increased by $116 thousand in the first half of 2017 as compared to the same period in 2016. The addition of costs associated with the increase in our market capitalization as of June 30, 2016 which resulted in the requirement for an internal control audit by our independent auditors associated with crossing the SOX 404 threshold in 2016 as well as outsourcing certain additional internal audits have contributed to the increase in overall audit fees.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Six months ended
	June 30,
	2017	2016
Data processing	$420	474
Supplies	73	72
Telephone	179	172
Courier	51	47
Correspondent services	105	106
Insurance	221	139
Postage	85	92
Legal and professional fees	632	300
Loss on limited partnership interest	65	75
Director fees	199	211
Shareholder expense	65	79
Dues	64	55
Subscriptions	92	75
Loan closing costs/fees	82	91
Merger expense	98	—
Other	414	367
	$2,845	2,355

Income Tax Expense

Our effective tax rate was 23.1% and 25.9% in the first half of 2017 and 2016, respectively. Effective for years beginning after December 15, 2016, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first quarter of 2017, the recognition of settled share-based payments reduced our tax expense by approximately $115 thousand. This accounting change may increase the volatility of income tax expense in future periods when share-based compensation is settled or vests. As a result of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 27.0% to 28.0% throughout the remainder of 2017. There are no share based payments scheduled to vest or settle during the remainder of 2017.

Comparison of Results of Operations for Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Net Income

Our net income for the three months ended June 30, 2017 was $1.66 million, or $0.24 diluted earnings per common share, as compared to $1.75 million, or $0.26 diluted earnings per common share, for the three months ended June 30, 2016. The decrease in net income between the two periods is primarily due to previously discussed cost associated with our core processing conversion and merger related expenses incurred in the first half of 2017. These cost were partially offset by an increased net interest margin of $383 thousand in the first six months of 2017 as compared to the same period in 2016. Average earning assets increased by $25.7 million in the second quarter of 2017 as compared to the same period in 2016. The net interest margin on a tax equivalent basis increased to 3.49% during the second quarter of 2017 as compared to 3.43% during the second quarter of 2016.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2017 and 2016, along with average balances and the related interest income and interest expense amounts.

Net interest income was $7.0 million and $6.7 million for the three months ended June 30, 2017 and 2016, respectively. Our tax equivalent net interest margin increased by 6 basis points from 3.43% for the three months ended June 30, 2016 to 3.49% for the three months ended June 30, 2017. The net interest margin was positively impacted during the second quarter of 2016 by approximately 5 basis points from the recognition of a purchased discount of $82 thousand on an investment that was called prior to maturity. The continued focus on changing the mix of earning assets from investment securities to loans also benefitted the net interest margin. During the three months ended June 30, 2017, loans represented 66.9% of average earning assets as compared to 63.0% in the same period of 2016. The yield on loans decreased 20 basis points in the second quarter of 2017 (4.48%) as compared to the same period in 2016 (4.68%). The yield on earning assets for the three months ended June 30, 2017 and 2016 was 3.71%. The yield on our securities portfolio increased from 2.15% for the three months ended June 30, 2016 to 2.23% for the same period in 2017. This increase results from the variable rate portion of the investment portfolio being positively impacted by the increases in the federal funds rate in December 2016, March 2017 and June 2017. The cost of interest-bearing liabilities during the three months ended June 30, 2017 was 0.43% as compared to 0.51% in the same period of 2016. During the second quarter of 2017, deposit account funding, excluding time deposits, represented 77.7% of total average deposits. For the second quarter of 2016, funding from these lower cost deposit sources represented 75.7% of total average deposits.

Provision and Allowance for Loan Losses

At June 30, 2017 and December 31, 2016, the allowance for loan losses was $5.5 million, or 0.99% of total loans (excluding loans held for sale), and $5.2 million, or 0.95% of total loans (excluding loans held for sale), respectively. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

Non-interest income during the second quarter of 2017 was $2.6 million as compared to $2.3 million during the same period in 2016. Mortgage banking income increased $348 thousand for the three months ended June 30, 2017 as compared to the same period in 2016. Mortgage loan production in the second quarter of 2017 was $34.4 million as compared to $26.6 million in the second quarter of 2016. As previously stated, a continued focus on this source of revenue, and the addition of one new loan originator, contributed to the increase in mortgage banking income. During the second quarter of 2017, we sold securities in the amount of $8.2 million and recognized a net gain of $172 thousand. The gains were offset by the pre-payment of $7.3 million in a FHLB advance in which we incurred a pre-payment penalty of $223 thousand during the second quarter of 2017. There were none of these penalties incurred in the second quarter of 2016. As previously noted in the six month discussion, the interest rate on the FHLB advances that were paid down was approximately 4%. Non-interest income “Other” decreased by $25 thousand in the second quarter of 2017 as compared to the same period of 2016. The decrease primarily results from vacancies on rental space on excess office space in the second quarter of 2017 that was fully leased in the second quarter of 2016.

Total non-interest expense increased $1.0 million in second quarter of 2017 to $7.4 million as compared to $6.3 million in the second quarter of 2016. Salary and benefit expense increased $480 thousand from $3.8 million in the second quarter of 2016 to $4.3 million in the second quarter of 2017. This increase is primarily a result of the normal salary adjustments, increases in staff as well as costs related to our core processing conversion in the second quarter of 2017. As previously noted, we had 187 full time equivalent employees at June 30, 2016 as compared to 200 at June 30, 2017. Increases in overtime and temporary help in the second quarter of 2017 as compared to the same period in 2016 amounted to $116 thousand. Substantially all of this increase is attributable to the core processing conversion. Equipment expense increased $69 thousand in the second quarter of 2017 as compared to the same period of 2016. As noted in the discussion of the six month results, this increase is a result of certain costs that overlapped with our prior core processing system and our new core processing system. Marketing and public relations expense increased from $195 thousand in the second quarter of 2016 to $298 thousand in the second quarter of 2017. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2017 annual media cost will not vary substantially from the annual cost incurred in 2016. FDIC assessments decreased by $60 thousand in the second quarter of 2017 as compared to the same period in 2016. Beginning July 1, 2016, the FDIC adjusted the assessment formula and the new assessment has reduced our FDIC assessment by approximately 45% as compared to the last several years. Non-interest expense “Other” increased by $467 thousand in the second quarter of 2017 as compared to the same period in 2016. ATM/Debit card cost increased $57 thousand primarily as a result of the core processing conversion. The conversion included a change in our third party card processing vendor and there were certain non-recurring charges associated with this conversion. Legal and professional fees increased by $241 thousand in the second quarter of 2017 as compared to the same period of 2016. As discussed in the six month results, this increase results from increased audit and accounting fees related to SOX 404 requirements to have an audit of our internal controls performed by our external auditors as result of exceeding the market capital threshold requiring this audit annually. We also incurred professional fees of $56 thousand and $55 thousand during the three months ended June 30, 2017 and 2016, respectively, which were associated with outside consultants for the core processing conversion and a mortgage process improvement engagement. As previously noted, we also incurred expenses of $98 thousand in the second quarter of 2017 related to the Cornerstone acquisition.

The following is a summary of the components of other non-interest expense for the periods indicated:

	Three months ended
(Dollars in thousands)	June 30,
	2017	2016
ATM/Debit card cost	$253	$196
Supplies	43	26
Telephone	90	83
Courier	26	24
Correspondent services	52	52
Insurance	110	68
Postage	38	44
Legal and Professional fees	379	144
Loss on limited partnership	17	40
Director Fees	128	100
Shareholder expense	9	44
Dues	33	25
Subscriptions	43	33
Loan closing cost	29	38
Merger expense	98	—
Other Miscellaneous	237	201
	$1,585	$1,118

Income Tax Expense

Our effective tax rate was 25.9% and 27.0% in the second quarter of 2017 and 2016, respectively. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 27.0% to 28.0% throughout the remainder of 2017.

Financial Position

Assets totaled $915.5 million at June 30, 2017 as compared to $914.8 million at December 31, 2016. Loans increased by approximately $6.7 million during the six months ended June 30, 2017. Loans (excluding loans held for sale) at June 30, 2017 were $553.4 million as compared to $546.7 million at December 31, 2016. Total loan production was $66.0 million during the first six months of 2017. At June 30, 2017 and December 31, 2016, loans (excluding loans held for sale) accounted for 65.8% and 65.5% of earning assets, respectively. The loan-to-deposit ratio at June 30, 2017 and December 31, 2016 was 72.4% and 72.1%, respectively. Investment securities decreased to $259.7 million at June 30, 2017 from $272.4 million at December 31, 2016. Deposits increased $6.5 million to $773.1 million at June 30, 2017 as compared to $766.6 million at December 31, 2016. Pure deposits (deposits less time deposits) represented 78.2% of total deposits as of June 30, 2017 as compared to 76.4% at December 31, 2016. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Loan production and portfolio growth rates continue to be impacted by the current economic cycle as borrowers are less inclined to leverage their corporate and personal balance sheets. However, we remain committed to meeting the credit needs of our local markets. A continuation of the slow recovery from recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial, financial, agricultural	$41,893	7.6%	$42,704	7.8%
Real estate:
Construction	34,526	6.2%	45,746	8.4%
Mortgage-residential	45,012	8.1%	47,472	67.9%
Mortgage-commercial	394,454	71.3%	371,112	8.7%
Consumer:
Home equity	30,091	5.4%	31,368	5.7%
Other	7,444	1.3%	8,307	1.5%
Total gross loans	553,420	100.0%	546,709	100.0%
Allowance for loan loss	(5,490)		(5,214)
Total net loans	$547,930		$541,495

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2017 and December 31, 2016 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2017	December 31, 2016
+200bp	0.12%	0.08%
+100bp	-0.45%	0.37%
Flat	—	—
-100bp	-3.59%	-2.81%
-200bp	-8.39%	-7.69%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2017, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 0.26% as compared to 0.78% at December 31, 2016.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 28.6% of total assets at June 30, 2017. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At June 30, 2017, the amount of time deposits of $100 thousand or more represented 9.5% of total deposits and the amount of time deposits of $250 thousand or more represented 4.7% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2017, we had issued commitments to extend credit of $86.4 million, including $34.9 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.3% of total assets at June 30, 2017 and 8.9% at December 31, 2016. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2017. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

As of June 30, 2017, the Company and the Bank meet all capital adequacy requirements under the rules on a fully phased-in basis if such requirements had been effective at that time. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.9%, 14.3% and 15.2%, respectively, at June 30, 2017 as compared to 9.8%, 13.8%, and 14.7%, respectively, at December 31, 2016. The Bank’s CET1 ratio at June 30, 2017 was 14.3% and 13.8% at December 31, 2016. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.4%, 15.0% and 15.9%, respectively, at June 30, 2017 as compared to 10.2%, 14.5% and 15.3%, respectively, at December 31, 2016. The Company’s CET1 ratio at June 30, 2017 and December 31, 2016 was 12.7% and 12.2%, respectively. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$557,972	$12,567	4.54%	$500,854	$11,605	4.66%
Securities:	265,448	2,877	2.19%	283,185	2,942	2.09%
Federal funds sold and securities purchased under agreements to resell	12,788	53	0.84%	16,544	49	0.60%
Total earning assets	836,208	15,497	3.74%	800,583	14,596	3.67%
Cash and due from banks	11,773			10,655
Premises and equipment	30,428			30,160
Other assets	37,356			36,245
Allowance for loan losses	(5,347)			(4,708)
Total assets	$910,418			$872,935
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$158,651	85	0.11%	$152,096	89	0.12%
Money market accounts	168,037	211	0.25%	165,213	218	0.27%
Savings deposits	73,478	42	0.12%	63,039	36	0.11%
Time deposits	175,163	544	0.63%	177,806	550	0.62%
Other borrowings	55,640	504	1.83%	62,690	689	2.21%
Total interest-bearing liabilities	630,969	1,387	0.44%	620,844	1,582	0.51%
Demand deposits	189,211			164,369
Other liabilities	6,808			6,418
Shareholders’ equity	83,429			81,304
Total liabilities and shareholders’ equity	$910,418			$872,935

Cost of funds, including demand deposits			0.34%			0.41%
Net interest spread			3.30%			3.16%
Net interest income/margin		$14,111	3.40%		$13,014	3.27%
Net interest income/margin FTE basis	$442	$14,553	3.51%	$432	$13,446	3.38%
60

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$558,429	$6,241	4.48%	$509,489	$5,924	4.68%
Securities:	262,806	1,459	2.23%	282,453	1,509	2.15%
Federal funds sold and securities purchased	13,212	24	0.73%	16,805	26	0.62%
Total earning assets	834,447	7,724	3.71%	808,747	7,459	3.71%
Cash and due from banks	12,572			10,756
Premises and equipment	30,684			30,224
Other assets	36,399			35,423
Allowance for loan losses	(5,423)			(4,768)
Total assets	$908,679			$880,382

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$161,110	$43	0.11%	$153,734	$43	0.11%
Money market accounts	168,050	106	0.25%	164,795	109	0.27%
Savings deposits	74,800	21	0.11%	63,742	18	0.11%
Time deposits	172,115	270	0.63%	176,871	275	0.63%
Other borrowings	45,732	234	2.05%	63,434	337	2.14%
Total interest-bearing liabilities	621,807	674	0.43%	622,576	782	0.51%
Demand deposits	195,561			169,261
Other liabilities	6,546			6,269
Shareholders’ equity	84,765			82,276
Total liabilities and shareholders’ equity	$908,679			$880,382

Cost of funds, including demand deposits			0.33%			0.40%
Net interest spread			3.28%			3.20%
Net interest income/margin		$7,050	3.39%		$6,677	3.32%
Net interest income/margin FTE basis	$216	$7,266	3.49%	$212	$6,889	3.43%
61

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2017 from that presented in our 2016 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

62

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Description

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 12, 2017).

3.1	Amended and Restated Bylaws dated April 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 12, 2017).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 9, 2017	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
64

INDEX TO EXHIBITS

Exhibit

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 12, 2017).

3.1	Amended and Restated Bylaws dated April 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 12, 2017).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.