Form 10-Q
period 2017-09-30
FIRST COMMUNITY CORP /SC/
filed 2017-11-06
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of principal executive offices) (Zip Code)

(803) 951-2265

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 6, 2017, 6,706,406 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par value)	2017	December 31,
	(Unaudited)	2016
ASSETS
Cash and due from banks	$11,695	$11,925
Interest-bearing bank balances	14,792	9,475
Federal funds sold and securities purchased under agreements to resell	601	599
Investment securities - held-to-maturity	17,057	17,193
Investment securities - available-for-sale	229,060	253,394
Other investments, at cost	2,555	1,809
Loans held for sale	6,018	5,707
Loans	568,488	546,709
Less, allowance for loan losses	5,656	5,214
Net loans	562,832	541,495
Property, furniture and equipment - net	31,343	29,833
Land held for sale	—	1,055
Bank owned life insurance	22,855	20,905
Other real estate owned	733	1,146
Intangible assets	878	1,102
Goodwill	5,078	5,078
Other assets	8,731	14,077
Total assets	$914,228	$914,793
LIABILITIES
Deposits:
Non-interest bearing	$195,348	$182,915
Interest bearing	574,734	583,707
Total deposits	770,082	766,622
Securities sold under agreements to repurchase	17,469	19,527
Federal Home Loan Bank advances	17,255	24,035
Junior subordinated debt	14,964	14,964
Other liabilities	7,863	7,784
Total liabilities	827,633	832,932
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 6,706,406 at September 30, 2017 6,708,393 at December 31, 2016	6,706	6,708
Common stock warrants issued	46	46
Nonvested restricted stock	(158)	(220)
Additional paid in capital	75,960	75,991
Retained earnings	4,088	573
Accumulated other comprehensive loss	(47)	(1,237)
Total shareholders’ equity	86,595	81,861
Total liabilities and shareholders’ equity	$914,228	$914,793

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$19,003	$17,582
Taxable securities	2,924	2,903
Non-taxable securities	1,395	1,428
Other	94	83
Total interest income	23,416	21,996
Interest expense:
Deposits	1,341	1,358

Federal funds sold and securities sold under agreement to repurchase	45	32
Other borrowed money	694	941
Total interest expense	2,080	2,331
Net interest income	21,336	19,665
Provision for loan losses	360	536
Net interest income after provision for loan losses	20,976	19,129
Non-interest income:
Deposit service charges	1,047	1,064
Mortgage banking income	2,950	2,515
Investment advisory fees and non-deposit commissions	908	871
Gain on sale of securities	350	601
Gain (loss) on sale of other assets	128	(36)
Loss on early extinguishment of debt	(446)	(459)
Other	2,108	2,184
Total non-interest income	7,045	6,740
Non-interest expense:
Salaries and employee benefits	12,469	11,472
Occupancy	1,598	1,601
Equipment	1,348	1,308
Marketing and public relations	615	529
FDIC assessments	234	336
Other real estate expense	75	187
Amortization of intangibles	223	243
Merger expenses	326	—
Other	4,096	3,582
Total non-interest expense	20,984	19,258
Net income before tax	7,037	6,611
Income taxes	1,724	1,721
Net income	$5,313	$4,890

Basic earnings per common share	$0.80	$0.74
Diluted earnings per common share	$0.78	$0.72

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$6,438	$5,977
Taxable securities	989	944
Non-taxable securities	453	445
Other	41	34
Total interest income	7,921	7,400
Interest expense:
Deposits	459	465
Federal funds sold and securities sold under agreement to repurchase	24	12
Other borrowed money	211	272
Total interest expense	694	749
Net interest income	7,227	6,651
Provision for loan losses	166	179
Net interest income after provision for loan losses	7,061	6,472
Non-interest income:
Deposit service charges	379	377
Mortgage banking income	1,032	937
Investment advisory fees and non-deposit commissions	336	283
Gain on sale of securities	124	478
Gain on sale of other assets	40	45
Loss on early extinguishment of debt	(165)	(459)
Other	676	726
Total non-interest income	2,422	2,387
Non-interest expense:
Salaries and employee benefits	4,122	3,888
Occupancy	532	531
Equipment	396	442
Marketing and public relations	96	240
FDIC assessment	78	60
Other real estate expense	19	115
Amortization of intangibles	74	80
Merger expenses	228	—
Other	1,349	1,227
Total non-interest expense	6,894	6,583
Net income before tax	2,589	2,276
Income taxes	696	599
Net income	$1,893	$1,677

Basic earnings per common share	$0.28	$0.26
Diluted earnings per common share	$0.28	$0.25

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2017	2016
Net income	$5,313	$4,890

Other comprehensive income:
Unrealized gain during the period on available-for-sale securities, net of taxes of $732 and $1,085, respectively	1,421	2,106

Less: Reclassification adjustment for gain included in net income, net of taxes of $119 and $204, respectively	(231)	(397)

Other comprehensive income	1,190	1,709
Comprehensive income	$6,503	$6,599

(Dollars in thousands)	Three months ended September 30,
	2017	2016
Net income	$1,893	$1,677

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of taxes of $94 and $509, respectively	181	(989)

Less: Reclassification adjustment for gain included in net income, net of taxes of $42 and $163, respectively	(82)	(315)

Other comprehensive income (loss)	99	(1,304)
Comprehensive income	$1,992	$373

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months ended September 30, 2017 and September 30, 2016

(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested	Retained	Other
	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income (Loss)	Total
Balance, December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						4,890		4,890
Other comprehensive income net of tax of $881							1,709	1,709
Issuance of restricted stock	22	22		275	(297)			—
Restricted shares surrendered	(26)	(26)		(327)				(353)
Issuance of common stock	1	1		13				14
Amortization compensation restricted stock					281			281
Dividends: Common ($0.24 per share)						(1,586)		(1,586)
Dividend reinvestment plan	16	16		199				215
Balance, September 30, 2016	6,703	$6,703	$46	$75,921	$(313)	$(688)	$2,539	$84,208

Balance December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						5,313		5,313
Other comprehensive income net of tax of $613							1,190	1,190
Issuance of restricted stock	5	5		100	(105)			—
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Amortization compensation restricted stock					158			158
Dividends: Common ($0.27 per share)						(1,798)		(1,798)
Dividend reinvestment plan	14	14		265				279
Balance, September 30, 2017	6,706	$6,706	$46	$75,960	$(158)	$4,088	$(47)	$86,595

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$5,313	$4,890
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	1,075	994
Premium amortization	2,449	3,044
Provision for loan losses	360	536
Write-down of other real estate owned	17	76
(Gain) loss on sale of other real estate owned	(128)	36
Origination of loans held-for-sale	(80,340)	(71,169)
Sale of loans held-for-sale	80,029	69,880
Amortization of intangibles	223	243
Accretion on acquired loans	(138)	(804)
Writedown of land held for sale	90	25
Gain on sale of securities	(350)	(601)
Loss on extinguishment of debt	446	459
Decrease in other assets	4,042	343
Increase in other liabilities	78	144
Net cash provided from operating activities	13,166	8,096
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(15,350)	(64,059)
Maturity/call of investment securities available-for-sale	25,761	26,553
Proceeds from sale of securities available-for-sale	12,867	33,215
Proceeds from sale of other securities	357	486
Increase in loans	(21,787)	(34,052)
Proceeds from sale of other real estate owned	530	1,597
Purchase of property and equipment	(2,675)	(1,016)
Net cash used in investing activities	(297)	(37,275)
Cash flows from financing activities:
Increase in deposit accounts	3,473	49,711
Increase (decrease) in securities sold under agreements to repurchase	(2,058)	1,199
Advances from the Federal Home Loan Bank	26,000	70,593
Repayment of advances from Federal Home Loan Bank	(33,268)	(74,860)
Issuance of common stock	—	14
Shares forfeited	(20)	—
Shares retired	(388)	(353)
Dividends paid: Common Stock	(1,798)	(1,586)
Dividend reinvestment plan	279	215
Net cash (used) provided from financing activities	(7,780)	44,933
Net increase in cash and cash equivalents	5,089	15,754
Cash and cash equivalents at beginning of period	21,999	22,941
Cash and cash equivalents at end of period	$27,088	$38,695
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,162	$2,395
Income taxes	$1,095	$1,345
Non-cash investing and financing activities:
Unrealized gain on securities, net of tax	$1,190	$1,709
Transfer of loans to foreclosed property	$26	$450

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at September 30, 2017 and December 31, 2016, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)
	Nine months		Three months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Numerator (Net income)	$5,313	$4,890	$1,893	$1,677
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	6,666	6,583	6,666	6,584
Dilutive securities:
Deferred compensation	54	39	54	38
Warrants/Restricted stock – Treasury stock method
	88	152	88	147
Diluted earnings per share	6,808	6,774	6,808	6,769
The average market price used in calculating assumed number of shares	$20.59	$14.29	$20.66	$14.00

There were no options outstanding as of September 30, 2017 and 2016.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 97,180 warrants outstanding at September 30, 2017. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 138,000 shares of restricted stock under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at September 30, 2017 for non-vested shares amounts to $158 thousand. In February 2017, the Company issued 353 restricted stock units to an employee that cliff vest over three years. Each unit is convertible into one share of common stock at the time the units vest. The related compensation cost is accrued over the vesting period.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At September 30, 2017 and December 31, 2016, there were 108,577 and 101,888 units in the plan, respectively. The accrued liability at September 30, 2017 and December 31, 2016 amounted to $1.1 million and $966 thousand, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities-continued

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2017
US Treasury securities	$1,531	$—	$10	$1,521
Government sponsored enterprises	959	37	—	996
Mortgage-backed securities	124,437	459	1,148	123,748
Small Business Administration pools	50,653	189	477	50,365
State and local government	50,738	1,419	583	51,574
Corporate and other securities	932	—	76	856
	$229,250	$2,104	$2,294	$229,060

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2016
US Treasury securities	$1,538	$—	$18	$1,520
Government sponsored enterprises	959	38	—	997
Mortgage-backed securities	145,696	480	1,878	144,298
Small Business Administration pools	50,560	208	584	50,184
State and local government	54,702	907	1,075	54,534
Corporate and other securities	1,932	—	71	1,861
	$255,387	$1,633	$3,626	$253,394
11

Note 3—Investment Securities-continued

HELD-TO-MATURITY:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2017
State and local government	$17,057	$289	$2	$17,344
	$17,057	$289	$2	$17,344

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2016
State and local government	$17,193	$54	$133	$17,114
	$17,193	$54	$133	$17,114

During the nine months ended September 30, 2017 and 2016, the Company received proceeds of $12.9 million and $33.2 million, respectively, from the sale of investment securities available-for-sale.  For the nine months ended September 30, 2017, gross realized gains totaled $371 thousand and gross realized losses totaled $21 thousand.  For the nine months ended September 30, 2016, gross realized gains totaled $601 thousand and there were no gross realized losses.  During the three months ended September 30, 2017, the Company received proceeds of $2.3 million from the sale of investment securities available-for-sale, gross realized gains totaled $125 thousand and there were no gross realized losses.  During the three months ended September 30, 2016, the Company received proceeds of $19.1 million from the sale of investment securities available-for-sale, gross realized gains totaled $478 thousand and there were no gross realized losses.

At September 30, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $795.8 thousand and foreign debt of $60.0 thousand. At December 31, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $801.1 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $1.0 million. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.6 million and corporate stock in the amount of $1.0 million at September 30, 2017. The Company held $1.8 million of FHLB stock at December 31, 2016.

Note 3—Investment Securities – continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2017		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

US Treasury securities	$1,521	$10	$—	$—	$1,521	$10
Government Sponsored Enterprise mortgage-backed securities	28,950	219	37,271	929	66,221	1,148
Small Business Administration pools	14,931	100	23,307	377	38,238	477
State and local government	884	10	12,341	573	13,225	583
Corporate and other securities	—	—	796	76	796	76
	$46,286	$339	$73,715	$1,955	$120,001	$2,294

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2017		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$680	$2	$—	$—	$680	$2

Note 3—Investment Securities – continued

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

US Treasury securities	$1,520	$18	$—	$—	$1,520	$18
Government Sponsored Enterprise mortgage-backed securities	77,389	1,597	16,655	281	94,044	1,878
Small Business Administration pools	15,213	206	23,382	378	38,595	584
State and local government	17,502	1,075	—	—	17,502	1,075
Corporate and other securities	—	—	801	71	801	71
	$111,624	$2,896	$40,838	$730	$152,462	$3,626

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2016		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$10,245	$133	$—	$—	$10,245	$133

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $124.2 million and $145.3 million and approximate fair value of $123.5 million and $143.9 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required to sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2017.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2017 with an amortized cost of $216.3 thousand and approximate fair value of $221.7 thousand. The Company held PLMBSs, including CMOs, at December 31, 2016 with an amortized cost of $427.2 thousand and approximate fair value of $436.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Note 3—Investment Securities – continued

The following sets forth the amortized cost and fair value of investment securities at September 30, 2017 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

September 30, 2017	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$9,254	$9,308	$—	$—
Due after one year through five years	119,813	120,124	7,939	8,051
Due after five years through ten years	92,654	92,222	9,118	9,293
Due after ten years	7,529	7,406	—	—
	$229,250	$229,060	$17,057	$17,344
15

Note 4—Loans

Loans summarized by category as of September 30, 2017, December 31, 2016 and September 30, 2016 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Commercial, financial, agricultural	$44,917	$42,704	$38,790
Real estate:
Construction	42,693	45,746	41,228
Mortgage-residential	44,567	47,472	49,330
Mortgage-commercial	398,777	371,112	354,095
Consumer:
Home equity	29,984	31,368	31,743
Other	7,550	8,307	8,255
Total	$568,488	$546,709	$523,441
16

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2017 and September 30, 2016 and for the year ended December 31, 2016 is as follows:

(Dollars in thousands)			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	—	(85)	—	(120)
Recoveries	3	—	4	158	24	13	—	202
Provisions	41	(10)	(115)	(5)	81	(38)	406	360
Ending balance September 30, 2017	$184	$94	$327	$2,916	$258	$17	$1,860	$5,656

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$29	$—	$—	$—	$31
Collectively evaluated for impairment	184	94	325	2,887	258	17	1,860	5,625

September 30, 2017 Loans receivable:
Ending balance-total	$44,917	$42,693	$44,567	$398,777	$29,984	$7,550	$—	$568,488

Ending balances:
Individually evaluated for impairment	—	—	422	4,173	34	—	—	4,629

Collectively evaluated for impairment	$44,917	$42,693	$44,145	$394,604	$29,950	$7,550	$—	$563,859
17

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(2)	(94)	(8)	(52)	—	(156)
Recoveries	4	—	39	16	2	10	—	71
Provisions	51	43	252	778	2	28	(618)	536
Ending balance September 30, 2016	$130	$94	$512	$2,736	$123	$23	$1,429	$5,047

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$—	$—	$—	$—	$2

Collectively evaluated for impairment	130	94	510	2,736	123	23	1,429	5,045

September 30, 2016 Loans receivable:
Ending balance-total	$38,790	$41,228	$49,330	$354,095	$31,743	$8,255	$—	$523,441

Ending balances:
Individually evaluated for impairment	—	—	421	5,243	56	—	—	5,720

Collectively evaluated for impairment	$38,790	$41,228	$48,909	$348,852	$31,687	$8,255	$—	$517,721
18

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Beginning balance December 31, 2015	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(11)	(136)	(20)	(72)	—	(239)
Recoveries	5	—	40	21	3	14	—	83
Provisions	65	53	186	872	43	148	(593)	774
Ending balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$4	$—	$—	$—	$6

Collectively evaluated for impairment	145	104	436	2,789	153	127	1,454	5,208

December 31, 2016 Loans receivable:
Ending balance-total	$42,704	$45,746	$47,472	$371,112	$31,368	$8,307	$—	$546,709

Ending balances:
Individually evaluated for impairment	—	—	639	5,124	56	—	—	5,819

Collectively evaluated for impairment	$42,704	$45,746	$46,833	$365,988	$31,312	$8,307	$—	$540,890
19

Note 4—Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended September 30, 2017 and the three months ended September 30, 2016 is as follows:

(Dollars in thousands)			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
2017	Commercial	Construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance June 30, 2017	$169	$76	$353	$2,845	$196	$24	$1,827	$5,490
Charge-offs	(5)	—	—	(6)	—	(41)	—	(52)
Recoveries	—	—	2	45	—	5	—	52
Provisions	20	18	(28)	32	62	29	33	166
Ending balance September 30, 2017	$184	$94	$327	$2,916	$258	$17	$1,860	$5,656

(Dollars in thousands)			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
2016	Commercial	Construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance June 30, 2016	$71	$59	$207	$2,349	$93	$23	$2,075	$4,877
Charge-offs	—	—	(1)	(36)	—	(19)	—	(56)
Recoveries	1	—	34	8	—	4	—	47
Provisions	58	35	272	415	30	15	(646)	179
Ending balance September 30, 2016	$130	$94	$512	$2,736	$123	$23	$1,429	$5,047

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	2017	2016
Beginning Balance December 31,	$6,103	$7,037
New Loans	339	431
Less loan repayments	925	1,093
Ending Balance September 30,	$5,517	$6,375
20

Note 4—Loans-continued

The following table presents at September 30, 2017 and December 31, 2016 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	September 30,	December 31,
	2017	2016
Total loans considered impaired	$4,629	$5,819

Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	1,715	224
Related allowance	31	6
Loans considered impaired and previously written down to fair value	2,914	5,595
Average impaired loans	4,675	8,727

The following tables are by loan category and present at September 30, 2017, December 31, 2016 and September, 2016 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
September 30, 2017		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	income	Recorded	income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	379	443	—	384	11	378	11
Mortgage-commercial	2,501	5,051	—	2,536	117	2,488	118
Consumer:
Home equity	34	34	—	34	—	56	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	43	43	2	43	2	43	1
Mortgage-commercial	1,672	2,293	29	1,678	111	1,671	31
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	422	486	2	427	13	421	12
Mortgage-commercial	4,173	7,344	29	4,214	228	4,159	149
Consumer:
Home equity	34	34	—	34	—	56	—
Other	—	—	—	—	—	—	—
	$4,629	$7,864	$31	$4,675	$241	$4,636	$161
21

Note 4—Loans-continued

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2016	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	374	374	—	419	—	411	—
Mortgage-commercial	5,243	7,821	—	8,683	88	8,609	31
Consumer:
Home Equity	56	56	—	57	—	57	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	47	47	2	48	2	47	1
Mortgage-commercial	—	—	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	421	421	2	467	2	458	1
Mortgage-commercial	5,243	7,821	—	8,683	88	8,609	31
Consumer:
Home Equity	56	56	—	57	—	57	—
Other	—	—	—	—	—	—	—
	$5,720	$8,298	$2	$9,207	$90	$9,124	$32
22

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	593	603	—	660	—
Mortgage-commercial	4,946	6,821	—	7,777	98
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	46	46	2	48	2
Mortgage-commercial	178	178	4	186	12
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	639	649	2	708	2
Mortgage-commercial	5,124	6,999	4	7,963	110
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,819	$7,704	$6	$8,727	$112
23

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of September 30, 2017 and December 31, 2016, no loans were classified as doubtful.

(Dollars in thousands)		Special
September 30, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$44,735	$182	$—	$—	$44,917
Real estate:					—
Construction	42,693	—	—	—	42,693
Mortgage – residential	43,061	653	853	—	44,567
Mortgage – commercial	385,796	7,595	5,386	—	398,777
Consumer:	—
Home Equity	28,550	1,191	243	—	29,984
Other	7,550	—	—		7,550
Total	$552,385	$9,621	$6,482	$—	$568,488
24

Note 4—Loans-continued

(Dollars in thousands)		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$42,486	$218	$—	$—	$42,704
Real estate:					—
Construction	45,746	—	—	—	45,746
Mortgage – residential	45,751	622	1,099	—	47,472
Mortgage – commercial	358,766	5,773	6,572	—	371,112
Consumer:	—
Home Equity	30,929	180	259	—	31,368
Other	8,302	6	—		8,307
Total	$531,980	$6,799	$7,930	$—	$546,709

At September 30, 2017 and December 31, 2016, non-accrual loans totaled $2.9 million and $4.1 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2017 and December 31, 2016 amounted to $1.7 million and $1.8 million, respectively. TDRs in non-accrual status at September 30, 2017 and December 31, 2016 amounted to $1.2 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $101.9 thousand and $53.0 thousand at September 30, 2017 and December 31, 2016, respectively.

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

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2017 and 2016 follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Accretable yield, beginning of period	$50	$34

Accretion	(29)	(57)

Reclassification of nonaccretable difference due to improvement in expected cash flows	—	44
Accretable yield, end of period	$21	$21
25

Note 4—Loans-continued

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Accretable yield, beginning of period	$53	$92

Accretion	(17)	(150)

Reclassification of nonaccretable difference due to improvement in expected cash flows	18	112
Accretable yield, end of period	$54	$54
26

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2017	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$255	$39	$—	$—	$294	$44,623	$44,917
Real estate:
Construction	163	—	—	—	163	42,530	42,693
Mortgage-residential	—	—	—	379	379	44,188	44,567
Mortgage-commercial	497	843	—	2,501	3,841	394,936	398,777
Consumer:
Home equity	121	—	—	34	155	29,829	29,984
Other	83	7	102	—	192	7,358	7,550
	$1,119	$889	$102	$2,914	$5,024	$563,464	$568,488

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2016	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$11	$—	$—	$—	$11	$42,693	$42,704
Real estate:
Construction	—	—	—	—	—	45,746	45,746
Mortgage-residential	194	145	32	593	964	46,508	47,472
Mortgage-commercial	995	337	—	3,400	4,732	366,380	371,112
Consumer:
Home equity	59	64	16	56	195	31,173	31,368
Other	16	1	5	—	22	8,285	8,307
	$1,275	$547	$53	$4,049	$5,924	$540,785	$546,709
27

Note 4—Loans-continued

The Company reviews TDRs in accordance with applicable regulatory and accounting guidance.

There were no loans determined to be TDRs that were restructured during the three and nine month periods ended September 30, 2017 or the three month period ended September 30, 2017.

The following table, by loan category, presents one loan determined to be a TDR during the nine month period ended September 30, 2016. The loan was modified to extend the term of the loan due to financial hardship of the borrower. The loan was subsequently paid off in June 2016.

Troubled Debt Restructurings	For the nine months ended September 30, 2016
(Dollars in thousands)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Accrual
Mortgage-Commercial	1	$413	$413
Total Accrual	1	$413	$413

Total TDRs	1	$413	$413

During the three and nine month periods ended September 30, 2017 and 2016, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

In the determination of the allowance for loan losses, all TDRs are considered impaired and are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All non-accrual loans are written down to their corresponding collateral value. All troubled TDR accruing loans that have a loan balance that exceeds the present value of cash flows will have a specific allocation. All nonaccrual loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the Company will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

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

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

September 30, 2017	Carrying	Fair Value
(Dollars in thousands)	amount	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and short term investments	$27,088	$27,088	$27,088	$—	$—
Held-to-maturity securities	17,057	17,057	—	17,057	—
Available-for-sale securities	229,060	229,060	—	—	—
Other investments, at cost	2,555	2,555	—	—	2,555
Loans held for sale	6,018	6,018	—	6,018	—
Net loans receivable	562,832	559,811	—	555,213	4,598
Accrued interest	2,901	2,901	2,901	—	—
Financial Liabilities
Non-interest bearing demand deposits	$195,348	$195,348	$—	$195,348	$—
Interest bearing demand deposits and money market accounts	332,560	332,560	—	332,560	—
Savings	77,676	77,676	—	77,676	—
Time deposits	164,498	164,829	—	164,829	—
Total deposits	770,082	770,413	—	770,413	—
Federal Home Loan Bank Advances	17,255	17,254	—	17,254	—
Short term borrowings	17,469	17,469	—	17,469	—
Junior subordinated debentures	14,964	15,001	—	15,001	—
Accrued interest payable	514	514	514	—	—
33

Note 6 – Fair Value of Financial Instruments – continued

December 31, 2016	Carrying	Fair Value
(Dollars in thousands)	amount	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and short term investments	$21,999	$21,999	$21,999	$—	$—
Held-to-maturity securities	17,193	17,114	—	17,114	—
Available-for-sale securities	253,394	253,394	801	251,593	1,000
Other investments, at cost	1,809	1,809	—	—	1,809
Loans held for sale	5,707	5,707	—	5,707	—
Net loans receivable	541,495	540,487	—	534,674	5,813
Accrued interest	2,925	2,925	2,925	—	—
Financial Liabilities
Non-interest bearing demand deposits	$182,915	$182,915	$—	$182,915	$—
Interest bearing demand deposits and money market accounts	327,459	327,459	—	327,459	—
Savings	75,012	75,012	—	75,012	—
Time deposits	181,236	181,638	—	181,638	—
Total deposits	766,622	767,024	—	767,024	—
Federal Home Loan Bank Advances	24,035	24,518	—	24,518	—
Short term borrowings	19,527	19,527	—	19,527	—
Junior subordinated debentures	14,964	15,258	—	15,258	—
Accrued interest payable	532	532	532	—	—
34

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2017 and December 31, 2016 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2017 or December 31, 2016 that are measured on a recurring basis.

		Quoted Prices	Significant	Significant
September 30, 2017		in Active markets	Other Observable	Unobservable
Available-for-sale securities		for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

US Treasury securities	$1,521	$—	$1,521	$—
Government sponsored enterprises	996	—	996	—
Mortgage-backed securities	123,748	—	123,748	—
Small Business Administration pools	50,365	—	50,365	—
State and local government	51,574	—	51,574	—
Corporate and other securities	856	796	60	—
	$229,060	$796	$228,264	$—

		Quoted Prices	Significant	Significant
December 31, 2016		in Active markets	Other Observable	Unobservable
Available-for-sale securities		for Identical Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

US Treasury securities	$1,520	$—	$1,520	$—
Government sponsored enterprises	997	—	997	—
Mortgage-backed securities	144,298	—	144,298	—
Small Business Administration pools	50,184	—	50,184	—
State and local government	54,534	—	54,534	—
Corporate and other securities	1,861	801	60	1,000
	$253,394	$801	$251,593	$1,000
35

Note 6 – Fair Value of Financial Instruments - continued

The following table reconciles the changes in Level 3 financial instruments for the three months ended September 30, 2017 and 2016 that are measured on a recurring basis.

	September 30,
	2017	2016
(Dollars in thousands)	Corporate Preferred Stock	Corporate Preferred Stock
Beginning Balance December 31:	$1,000	$417
Total gains or losses (realized/unrealized) Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	—	950
Maturities, sales, payoffs		(417)
Transfers in and/or out of Level 3	(1,000)	—
Ending Balance September 30:	$—	$950

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2017 and December 31, 2016 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	420	—	—	420
Mortgage-commercial	4,144	—	—	4,144
Consumer:
Home equity	34	—	—	34
Other	—	—	—	—
Total impaired	4,598	—	—	4,598
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	47	—	—	47
Mortgage-commercial	545	—	—	545
Total other real estate owned	733	—	—	733
Total	$5,331	$—	$—	$5,331

36

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	637	—	—	637
Mortgage-commercial	5,120	—	—	5,120
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	5,813	—	—	5,813
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	269	—	—	269
Mortgage-commercial	736	—	—	736
Total other real estate owned	1,146	—	—	1,146
Total	$6,959	$—	$—	$6,959

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.6 million and $5.8 million as of September 30, 2017 and December 31, 2016, respectively.

37

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 733	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 4,598	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Corporate and Other Securities	$ 1,000	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$ 1,146	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 5,813	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
38

Note 7 — Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Non-interest bearing demand deposits	$195,348	$182,915
Interest bearing demand deposits and money market accounts	332,560	327,459
Savings	77,676	75,012
Time deposits	164,498	181,236
Total deposits	$770,082	$766,622

As of September 30, 2017 and December 31, 2016, the Company had time deposits greater than $250,000 of $36.2 million and $37.7 million, respectively.

39

Note 8 – Reportable Segments-continued

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Nine months ended September 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$23,072	$331	$—	$2,191	$(2,178)	$23,416
Interest expense	1,660	—	—	420	—	2,080
Net interest income	$21,412	$331	$—	$1,771	$(2,178)	$21,336
Provision for loan losses	360	—	—	—	—	360
Noninterest income	3,097	2,950	908	90	—	7,045
Noninterest expense	17,699	2,181	839	265	—	20,984
Net income before taxes	$6,450	$1,100	$69	$1,596	$(2,178)	$7,037
Income tax provision (benefit)	2,037	—	—	(313)	—	1,724
Net income	$4,413	$1,100	$69	$1,909	$(2,178)	$5,313

Three months ended September 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,763	$153	$—	$747	$(742)	7,921
Interest expense	547	—	—	147	—	694
Net interest income	$7,216	$153	$—	$600	$(742)	$7,227
Provision for loan losses	166	—	—	—	—	166
Noninterest income	1,053	1,032	337	—	—	2,422
Noninterest expense	5,780	769	262	83	—	6,894
Net income before taxes	$2,323	$416	$75	$517	$(742)	$2,589
Income tax provision (benefit)	772	—	—	(76)	—	696
Net income	$1,551	$416	$75	$593	$(742)	$1,893
40

Note 8 – Reportable Segments-continued

Nine months ended September 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$21,732	$142	$—	$2,072	$(1,950)	$21,996
Interest expense	1,968	—	—	363	—	2,331
Net interest income	$19,764	$142	$—	$1,709	$(1,950)	$19,665
Provision for loan losses	536	—	—	—	—	536
Noninterest income	3,353	2,516	871	—	—	6,740
Noninterest expense	16,227	1,828	766	437	—	19,258
Net income before taxes	$6,354	$830	$105	$1,272	$(1,950)	$6,611
Income tax (provision) benefit	(1,910)	—	—	189	—	(1,721)
Net income	$4,444	$830	$105	$1,461	$(1,950)	$4,890

Three months ended September 30, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,336	$60	$—	$658	$(654)	$7,400
Interest expense	625	—	—	124	—	749
Net interest income	$6,711	$60	$—	$534	$(654)	$6,651
Provision for loan losses	179	—	—	—	—	179
Noninterest income	1,166	937	284	—	—	2,387
Noninterest expense	5,506	672	249	156	—	6,583
Net income before taxes	$2,192	$325	$35	$378	$(654)	$2,276
Income tax (provision) benefit	(677)	—	—	78	—	(599)
Net income	$1,515	$325	$35	$456	$(654)	$1,677

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of September 30, 2017	$900,144	$14,061	$23	$101,520	$(101,520)	$914,228

Total Assets as of December 31, 2016	$904,568	$8,158	$32	$98,210	$(96,175)	$914,793
41

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

Effective October 20, 2017, the Company completed its previously announced merger with Cornerstone Bancorp (“Cornerstone”), the holding company for Cornerstone National Bank, pursuant to that certain Agreement and Plan of Merger, dated as of April 11, 2017 (the “Merger Agreement”), by and between the Company and Cornerstone, whereby Cornerstone merged with and into the Company (the “Merger”), with the Company surviving.

Under the terms of the Merger Agreement, Cornerstone shareholders have the right to receive either $11.00 in cash or 0.54 shares of the Company’s common stock, or a combination thereof, for each Cornerstone share of common stock they owned immediately prior to the Merger, subject to the limitation that 30% of the outstanding shares of Cornerstone common stock will be exchanged for cash and 70% of the outstanding shares of Cornerstone common stock will be exchanged for shares of the Company’s common stock.

Immediately following the consummation of the Merger, Cornerstone National Bank merged with and into the Bank, with the Bank surviving.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K as filed with the SEC and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
42

•	a loss of customers or other challenges related to the successful integration of Cornerstone’s business;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates, practices and procedures;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2017 as compared to the nine-month and three-month period ended September 30, 2016 and also analyzes our financial condition as of September 30, 2017 as compared to December 31, 2016. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Developments

Effective October 20, 2017, we consummated the previously announced merger with Cornerstone, the holding company for Cornerstone National Bank, pursuant to which Cornerstone was merged with and into the Company, with the Company surviving. Promptly following the Merger, Cornerstone National Bank was merged with and into the Bank, with the Bank surviving. Consummation of the merger was subject to the satisfaction of certain conditions, including approval of the Merger Agreement by the shareholders of Cornerstone and approval by the appropriate regulatory agencies. For more information on the merger with Cornerstone, see Note 9 to our Consolidated Financial Statements.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2017 and our notes included in the consolidated financial statements in our 2016 Annual Report on Form 10-K as filed with the SEC.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At September 30, 2017 and December 31, 2016, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Net Income

Our net income for the nine months ended September 30, 2017 was $5.3 million or $0.78 diluted earnings per common share, as compared to $4.9 million or $0.72 diluted earnings per common share for the nine months ended September 30, 2016. Net interest income increased $1.6 million for the nine months ended September 30, 2017 as compared to the same period 2016. This increase in net income is a result of an increase in average earning assets, which increased by $26.6 million in the first nine months of 2017 as compared to the same period in 2016. Average earning assets were $810.4 million during the nine months ended September 30, 2016 as compared to $837.0 million during the nine months ended September 30, 2017. The net interest margin on a tax equivalent basis increased to 3.51% during the first nine months of 2017 as compared to 3.35% during the first nine months of 2016. Non-interest income increased by $305 thousand in the first nine months of 2017 compared to the first nine months of 2016. This was primarily attributable to an increase in mortgage banking income of $435 thousand in the nine months ended September 30, 2017 as compared to the same period in 2016. Non-interest expense in the nine months ended September 30, 2017 increased $1.7 million as compared to the same period in 2016. This was primarily attributable to an increase in salary and benefits expense of $997 thousand as a result of increases in staff, normal salary adjustments, increased medical benefit premiums and additional costs incurred as a result of our core processing conversion in the first half of 2017, and to costs of approximately $326 thousand related our acquisition of Cornerstone which closed on October 20, 2017.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2017 and 2016, along with average balances and the related interest income and interest expense amounts.

Net interest income was $21.3 million for the nine months ended September 30, 2017 as compared to $19.7 million for the nine months ended September 30, 2016. The $1.6 million increase in net interest income was primarily attributable to an increase in average earning assets of $26.6 million as well as an increase of 16 basis points in the taxable equivalent net interest margin between the two periods. Our net interest margin on a tax equivalent basis was 3.51% during the nine months ended September 30, 2017 as compared to 3.35% for the same period in 2016. The yield on earning assets increased by 11 basis points in the first nine months of 2017 to 3.74% as compared to 3.63% in the same period of 2016. Average loans comprised 67.1% of average earning assets in the first nine months of 2017 as compared to 62.6% in the same period of 2016. The yield on our loan portfolio decreased 11 basis points in the nine month-period ended September 30, 2017 to 4.52% as compared to 4.63% during the same period in 2016. The yield on our investment portfolio increased from 2.04% for the nine month ended September 30, 2016 to 2.21% for the same period in 2017. Recent increases in the federal funds target rate have increased the yields on certain variable rate products in both our loan and investment portfolios. We have approximately $100 million in loans and $32 million in investments that are indexed to the Wall Street Journal prime rate. The prime rate is adjusted as changes are made to the federal funds rate. The cost of interest-bearing liabilities during the first nine months of 2017 was 0.44% as compared to 0.50% in the same period of 2016, reflecting a 6 basis point decrease. The continued focus and resulting shift in our deposit funding mix has continued to allow us to lower our overall cost of funds. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower costing funds, represent 63.8% of our average interest bearing liabilities during the first nine months of 2017 as compared to 61.5% in the same period of 2016. During the first nine months of 2017, we prepaid $13 million in Federal Home Loan Bank of Atlanta advances and incurred prepayment penalties of $446 thousand on these prepayments. The interest rate on these advances was approximately 4%. These pay-downs contributed to the decline in the average rate on other borrowings from 2.12% during the nine months ended September 30, 2016 to 1.81% for the same period in 2017.

Provision and Allowance for Loan Losses

At September 30, 2017 and December 31, 2016, the allowance for loan losses was $5.7 million and $5.2 million, respectively, which represented 0.99% of total loans and 0.97% of total loans at September 30, 2017 and December 31, 2016, respectively. Loans that were acquired in the acquisition of Savannah River Financial Corporation (“Savannah River”) and in the acquisition of certain deposits and loans from First South Bank (“First South”), both occurring in 2014, are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At September 30, 2017 and December 31, 2016, the remaining credit component on loans attributable to acquired loans in the Savannah River and First South transactions was $276 thousand and $334 thousand, respectively. Our provision for loan losses was $536 thousand for the nine months ended September 30, 2016 as compared to $360 thousand for the nine months ended September 30, 2017. This provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 3.73%, 1.39% and 0.02%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery and slow economic growth. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, net charge-offs have averaged approximately 8 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. With the existing economic uncertainty, subpar inflation, geopolitical risks, and global economic slowdown, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At September 30, 2017 and December 31, 2016, approximately 90.7% of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $3.7 million (0.41% of total assets) at September 30, 2017 as compared to $5.2 million (0.59% of total assets) at December 31, 2016. While we believe our amount of non-performing assets compares favorably to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 35 loans totaling $3.0 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2017. The largest non-performing loan is a $903 thousand first mortgage on developed lots to be sold for residential use. The average balance of the remaining 34 loans is approximately $62.1 thousand and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At September 30, 2017, we had loans totaling $2.0 million that were delinquent 30 days to 89 days which represented 0.35% of total loans.

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

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Nine months Ended September 30,
	2017	2016
Average loans outstanding (including loans held for sale)	$561,844	$507,326
Loans outstanding at period end	$568,488	$523,441
Non-performing assets:
Nonaccrual loans	$2,914	$3,905
Loans 90 days past due still accruing	102	99
Foreclosed real estate	733	1,198
Total non-performing assets	$3,749	$5,202

Beginning balance of allowance	$5,214	$4,596
Loans charged-off:
1-4 family residential mortgage	—	2
Non-residential real estate	30	94
Home equity	5	8
Commercial	—	—
Installment & credit card	85	52
Total loans charged-off	120	156
Recoveries:
1-4 family residential mortgage	4	39
Non-residential real estate	158	16
Home equity	24	2
Commercial	3	4
Installment & credit card	13	10
Total recoveries	202	71
Net loan charge offs (recoveries)	(82)	85
Provision for loan losses	360	536
Balance at period end	$5,656	$5,047

Net charge -offs to average loans	-0.01%	0.02%
Allowance as percent of total loans	0.99%	0.96%
Non-performing assets as % of total assets	0.41%	0.57%
Allowance as % of non-performing assets	150.87%	97.02%
49

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2017		December 31, 2016
Commercial, financial, agricultural	$184	7.9%	$145	7.8%
Real estate:
Construction	94	7.5%	104	8.4%
Mortgage-residential	327	7.8%	438	8.7%
Mortgage-commercial	2,916	70.2%	2,793	67.9%
Consumer:
Home equity	258	5.3%	153	5.7%
Other	17	1.3%	127	1.5%
Unallocated	1,860	N/A	1,454	N/A
Total	$5,656	100.0%	$5,214	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2017 was $7.0 million as compared to $6.7 million during the same period in 2016. Mortgage banking income increased $435 thousand during the first nine months of 2017 compared to the same period in 2016. Mortgage loan rates remain favorable and we continue to emphasize this source of revenue. We added one additional mortgage loan originator during the nine-month period ended September 30, 2017 as compared to the same period of 2016. During the first nine months of 2017, mortgage loan production was $83.4 million as compared to $77.2 million in the same period of 2016. Investment advisory fees and non-deposit commissions increased $37.0 thousand to $908 thousand in the first nine months of 2017 as compared to $871 thousand in the same period in 2016. Management continues to focus on increasing this recurring source of revenue by increasing total assets under management. Assets under management at September 30, 2017 amounted to $254.0 million as compared to $195.1 million at September 30, 2016. Recent changes in the payment structure on these types of products have had a negative impact in the short term but will build a recurring revenue stream that should have a beneficial impact in the future. During the first nine months of 2017, we sold investment securities for a net gain of $350 thousand as compared to a gain on the sale of investment securities of $601 thousand in the same period of 2016. The gains in 2017 and 2016 were offset by prepayment penalties in the amount of $446 thousand and $459 thousand, respectively. The prepayment penalties resulted from early payoffs of $13.0 million and $11.4 million of FHLB advances in the first nine months of 2017 and 2016, respectively. We had gains on the sale of other real estate of $128 thousand in the first nine months of 2017 as compared to a loss of $36 thousand in the same period of 2016.

Total non-interest expense increased by $1.7 million, or 9.0%, during the first nine months of 2017 as compared to the same period in 2016. Salary and benefit expense increased $997 thousand from $11.5 million in the first nine months of 2016 to $12.5 million in the first nine months of 2017. This increase is a result of normal salary adjustments, increased medical benefit premiums and additional costs incurred as a result of our core processing conversion in the first half of 2017. In addition, the increase in mortgage loan production has resulted in increased commission-based compensation received by the mortgage loan producers. At September 30, 2017, we had 208 full time equivalent employees as compared to 201 at September 30, 2016. New staff additions in the last half of 2016 and early in 2017 included eight new positions, including a Chief Operations Officer, loan operations staff, additional lending staff as well as a new financial advisor position. As a result of our core processing conversion that was completed during the first nine months of 2017, we incurred increases in overtime and temporary help of approximately $125 thousand in the first nine months of 2017. We do not anticipate that these costs will be recurring. Equipment expense increased $40 thousand in the first nine months of 2017, as compared to the same period in 2016. This increase is primarily a result of our core processing conversion to an outsourced environment which resulted in writing down certain prepaid items and equipment related to operating our data processing in-house. Marketing and public relations expense increased $86 thousand in the first nine months of 2017 to $615 thousand as compared to $529 thousand in the same period of 2016. We incurred approximately $59 thousand in expenses related to the core processing conversion that were charged to this expense category. FDIC assessments decreased by $102 thousand in the first nine months of 2017 as compared to the same period in 2016. As of July 2016, the FDIC adjusted the assessment calculations and at the time we estimated the new formula would reduce our overall annual assessment by approximately 40 percent. Merger expenses reflected in our 2017 nine month results relate to the previously mentioned acquisition of Cornerstone which closed on October 20, 2017. It is anticipated that there will be additional expenses incurred related to the merger in the fourth quarter of 2017 of approximately $325 thousand. Non-interest expense “Other” increased by $514 thousand in the first nine months of 2017 as compared to the same period in 2016. Data processing fees increased $160 thousand in the first nine months of 2017 as compared to the same period in 2016. These expenses relate to our conversion to an outsourced data processing environment in the first half of 2017. Many of the related costs to data processing were previously captured in the Equipment expense category for maintenance and licensing fees associated with processing in an in-house environment. In addition, legal and professional fees increased $281 thousand. Included in the increase of legal and professional fees are consulting fees associated with our core processing conversion of $72 thousand, $60 thousand in audit and accounting fees and $55 thousand related to a mortgage origination process improvement engagement. As of June 30, 2016, our market capitalization crossed the threshold which resulted in requiring an internal control audit by our independent auditors under the Sarbanes Oxley 404 legislation. Insurance expense increased by $125 thousand during the first nine months of 2017 as compared to the same period in 2016. This primarily results from the renewal of our three year D&O and Financial Institution Bond as well as other policies in the fourth quarter of 2016. Due to our increased asset size and adjustments to certain coverages, the increased premiums are reflected in this overall increase in Insurance expense.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Nine months ended
	September 30,
	2017	2016
Data processing	$788	$628
Supplies	114	101
Telephone	270	261
Courier	77	70
Correspondent services	161	187
Insurance	332	207
Postage	101	137
Legal and professional fees	817	536
Loss on limited partnership interest	81	123
Director fees	281	294
Shareholder expense	97	113
Dues	100	85
Subscriptions	94	108
Loan closing costs/fees	15	163
Other	768	569
	$4,096	$3,582
51

Income Tax Expense

Our effective tax rate was 24.5% and 26.0% in the first nine months of 2017 and 2016, respectively. Effective for years beginning after December 15, 2016, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first quarter of 2017, the recognition of settled share-based payments reduced our tax expense by approximately $115 thousand. This accounting change may increase the volatility of income tax expense in future periods when share-based compensation is settled or vests. As a result of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 27.0% to 28.0% throughout the remainder of 2017. There are no share based payments scheduled to vest or settle during the remainder of 2017.

Comparison of Results of Operations for Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Net Income

Our net income for the three months ended September 30, 2017 was $1.89 million, or $0.28 diluted earnings per common share, as compared to $1.68 million, or $0.25 diluted earnings per common share, for the three months ended September 30, 2016. The increase in net interest income between the two periods is primarily due to an $8.8 million increase in average earning assets as well as a 23 basis point increase in our net interest margin. Net interest income increased $576 thousand between the two periods. This increase was partially offset by increased non-interest expense of $311 thousand. These cost primarily related to previously mentioned merger related expenses which were $228 thousand in the third quarter of 2017.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2017 and 2016, along with average balances and the related interest income and interest expense amounts.

Net interest income was $7.2 million and $6.7 million for the three months ended September 30, 2017 and 2016, respectively. Our tax equivalent net interest margin increased by 23 basis points from 3.29% for the three months ended September 30, 2016 to 3.52% for the three months ended September 30, 2017. The continued focus on changing the mix of earning assets from investment securities to loans also benefitted the net interest margin. During the three months ended September 30, 2017, loans represented 67.9% of average earning assets as compared to 62.7% in the same period of 2016. The yield on loans decreased 8 basis points in the third quarter of 2017 (4.49%) as compared to the same period in 2016 (4.57%). The yield on earning assets for the three months ended September 30, 2017 and 2016 was 3.75% and 3.55%, respectively. The yield on our securities portfolio increased from 1.93% for the three months ended September 30, 2016 to 2.25% for the same period in 2017. This increase results from the variable rate portion of the investment portfolio being positively impacted by the increases in the federal funds rate in December 2016, March 2017 and June 2017. The cost of interest-bearing liabilities during the three months ended September 30, 2017 was 0.44% as compared to 0.47% in the same period of 2016. During the third quarter of 2017, deposit account funding, excluding time deposits, represented 78.2% of total average deposits. For the third quarter of 2016, funding from these lower cost deposit sources represented 75.7% of total average deposits. During the third quarter of 2017, we paid down $5.0 million in longer term FHLB advances. The pay-down on these advances contributed to reducing our cost of other borrowings from 1.94% in the third quarter of 2016 to 1.79% in the third quarter of 2017.

Provision and Allowance for Loan Losses

At September 30, 2017 and December 31, 2016, the allowance for loan losses was $5.7 million, or 0.99% of total loans (excluding loans held for sale), and $5.2 million, or 0.95% of total loans (excluding loans held for sale), respectively. As previously discussed, the provision is made based on our assessment of general loan loss risk and asset quality, historical loss experience and various other qualitative factors.

Non-interest Income and Non-interest Expense

Non-interest income during the third quarter of 2017 and 2016 was $2.4 million. Mortgage banking income increased $95 thousand for the three months ended September 30, 2017 as compared to the same period in 2016. Mortgage loan production in the third quarter of 2017 was $28.4 million as compared to $29.1 million in the third quarter of 2016. The increase in mortgage banking income is a result of an improvement of approximately 40 basis points on the realized yield on the loans sold in the third quarter of 2017 as compared to the same period in 2016. During the third quarter of 2017 and 2016, we sold securities in the amount of $2.2 and $18.2 million and recognized a net gain of $124 thousand and $478 thousand, respectively. These gains were offset by penalties on the pre-payment of $5.0 million and $11.4 million in the third quarter of 2017 and 2016, respectively. The pre-payment penalty amounted to $165 thousand and $459 thousand in the third quarter of 2017 and 2016, respectively. As previously noted in the nine month discussion, the interest rate on the FHLB advances that were paid down allowed us to reduce our overall cost of other borrowed money. Non-interest income “Other” decreased by $50 thousand in the third quarter of 2017 as compared to the same period of 2016. The decrease primarily results from vacancies on rental space on excess office space in the third quarter of 2017 that was fully leased in the third quarter of 2016.

Total non-interest expense increased $314 thousand in third quarter of 2017 to $6.9 million as compared to $6.6 million in the third quarter of 2016. Salary and benefit expense increased $234 thousand from $3.9 million in the third quarter of 2016 to $4.1 million in the third quarter of 2017. This increase is primarily a result of the normal salary adjustments, increased medical insurance expense and addition of certain key staff positions. Equipment expense decreased $46 thousand in the third quarter of 2017 as compared to the same period of 2016. As noted in the discussion of the nine month results, this decrease is a result of the change from operating in an in-house core processing environment to an outsourced environment. These expenses are now included in “Other” expense within the data processing cost. Marketing and public relations expense decreased from $240 thousand in the third quarter of 2016 to $96 thousand in the third quarter of 2017. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2017 annual media cost will not vary substantially from the annual cost incurred in 2016. Non-interest expense “Other” increased by $122 thousand in the third quarter of 2017 as compared to the same period in 2016. As noted above, the outsourcing of our core processing system accounts for the majority of this increase and some of the data processing related expenses included in Equipment Expense are now being captured in data processing expense. We incurred merger expenses of $228 thousand in the third quarter of 2017 related to the Cornerstone acquisition.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	September 30,
	2017	2016
Data processing	$368	$154
Supplies	41	29
Telephone	91	89
Courier	26	23
Correspondent services	56	81
Insurance	111	68
Postage	16	45
Legal and professional fees	185	236
Loss on limited partnership interest	16	48
Director fees	82	83
Shareholder expense	32	34
Dues	36	30
Subscriptions	2	33
Loan closing costs/fees	(67)	72
Other	354	202
	$1,349	$1,227

Income Tax Expense

Our effective tax rate was 26.9% and 26.3% in the third quarter of 2017 and 2016, respectively. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 27.0% to 28.0% throughout the remainder of 2017.

Financial Position

Assets totaled $914.2 million at September 30, 2017 as compared to $914.8 million at December 31, 2016. Loans increased by approximately $21.8 million during the nine months ended September 30, 2017. Loans (excluding loans held for sale) at September 30, 2017 were $568.5 million as compared to $546.7 million at December 31, 2016. Total loan production was $66.0 million during the first nine months of 2017. At September 30, 2017 and December 31, 2016, loans (excluding loans held for sale) accounted for 65.8% and 65.5% of earning assets, respectively. The loan-to-deposit ratio at September 30, 2017 and December 31, 2016 was 74.6% and 72.1%, respectively. Investment securities decreased to $248.7 million at September 30, 2017 from $272.4 million at December 31, 2016. Deposits increased $6.5 million to $770.1 million at September 30, 2017 as compared to $766.6 million at December 31, 2016. Pure deposits (deposits less time deposits) represented 78.6% of total deposits as of September 30, 2017 as compared to 76.4% at December 31, 2016. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. A slowing economy or a return to recessionary national and local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	September 30,2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial, financial, agricultural	$44,917	7.9%	$42,704	7.8%
Real estate:
Construction	42,693	7.5%	45,746	8.4%
Mortgage-residential	44,567	7.8%	47,472	8.7%
Mortgage-commercial	398,777	70.1%	371,112	67.9%
Consumer:
Home equity	29,984	5.3%	31,368	5.7%
Other	7,550	1.3%	8,307	1.5%
Total gross loans	568,488	100.0%	546,709	100.0%
Allowance for loan loss	(5,656)		(5,214)
Total net loans	$562,832		$541,495

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2017 and December 31, 2016 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2017	December 31, 2016
+200bp	-1.77%	0.08%
+100bp	-0.50%	0.37%
Flat	—	—
-100bp	-2.15%	-2.81%
-200bp	-6.90%	-7.69%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2017, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be -0.42% as compared to 0.78% at December 31, 2016.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 26.7% of total assets at September 30, 2017. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At September 30, 2017, the amount of time deposits of $100 thousand or more represented 10.5% of total deposits and the amount of time deposits of $250 thousand or more represented 4.7% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2017, we had issued commitments to extend credit of $93.2 million, including $35.3 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.7% of total assets at September 30, 2017 and 8.9% at December 31, 2016. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2017. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

As of September 30, 2017, the Company and the Bank meet all capital adequacy requirements under the rules on a fully phased-in basis if such requirements had been effective at that time. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.1%, 14.1% and 14.9%, respectively, at September 30, 2017 as compared to 9.8%, 13.8%, and 14.7%, respectively, at December 31, 2016. The Bank’s CET1 ratio at September 30, 2017 was 14.1% and 13.8% at December 31, 2016. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.5%, 14.7% and 15.6%, respectively, at September 30, 2017 as compared to 10.2%, 14.5% and 15.3%, respectively, at December 31, 2016. The Company’s CET1 ratio at September 30, 2017 and December 31, 2016 was 12.5% and 12.2%, respectively. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$561,844	$19,003	4.52%	$507,326	$17,582	4.63%
Securities:	261,728	4,319	2.21%	284,241	4,331	2.04%
Federal funds sold and securities purchased under agreements to resell	13,438	94	0.94%	18,813	83	0.59%
Total earning assets	837,010	23,416	3.74%	810,380	21,996	3.63%
Cash and due from banks	11,253			10,735
Premises and equipment	30,512			30,136
Other assets	37,681			35,854
Allowance for loan losses	(5,414)			(4,787)
Total assets	$911,042			$882,318

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$158,206	$143	0.12%	$151,989	$132	0.12%
Money market accounts	168,153	320	0.25%	165,240	323	0.26%
Savings deposits	74,123	63	0.11%	67,050	59	0.12%
Time deposits	172,418	815	0.63%	179,454	844	0.63%
Other borrowings	54,461	739	1.81%	61,201	973	2.12%
Total interest-bearing liabilities	627,361	2,080	0.44%	624,934	2,331	0.50%
Demand deposits	191,930			168,520
Other liabilities	7,026			6,505
Shareholders’ equity	84,725			82,359
Total liabilities and shareholders’ equity	$911,042			$882,318

Cost of funds, including demand deposits			0.34%			0.39%
Net interest spread			3.30%			3.13%
Net interest income/margin		$21,336	3.41%		$19,665	3.24%
Net interest income/margin FTE basis	$642	$21,978	3.51%	$648	$20,313	3.35%
59

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$569,461	$6,438	4.49%	$520,130	$5,977	4.57%
Securities:	254,401	1,442	2.25%	286,330	1,389	1.93%
Federal funds sold and securities purchased	14,717	41	1.11%	23,301	34	0.58%
Total earning assets	838,579	7,921	3.75%	829,761	7,400	3.55%
Cash and due from banks	10,229			10,927
Premises and equipment	30,684			30,088
Other assets	37,272			35,062
Allowance for loan losses	(5,547)			(4,945)
Total assets	$911,217			$900,893

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$157,329	$58	0.15%	$151,778	$43	0.11%
Money market accounts	168,380	109	0.26%	165,290	105	0.25%
Savings deposits	75,392	21	0.11%	74,986	23	0.12%
Time deposits	167,017	271	0.64%	182,716	294	0.64%
Other borrowings	52,139	235	1.79%	58,254	284	1.94%
Total interest-bearing liabilities	620,257	694	0.44%	633,024	749	0.47%
Demand deposits	197,281			176,734
Other liabilities	7,455			6,686
Shareholders’ equity	86,224			84,449
Total liabilities and shareholders’ equity	$911,217			$900,893

Cost of funds, including demand deposits			0.34%			0.37%
Net interest spread			3.31%			3.08%
Net interest income/margin		$7,227	3.42%		$6,651	3.19%
Net interest income/margin FTE basis	$209	$7,436	3.52%	$216	$6,867	3.29%
60

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2017 from that presented in our 2016 Annual Report on Form 10-K. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

61

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 6, 2017	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

63

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.