Form 10-K
period 2017-12-31
FIRST COMMUNITY CORP /SC/
filed 2018-03-14
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $129,598,068 based on the average of the bid and ask price of $21.23 on June 30, 2017, as reported on The NASDAQ Capital Market. 7,591,920 shares of the issuer’s common stock were issued and outstanding as of March 5, 2018.

Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates and practices;
3

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 18 full-service offices located in: the Midlands of South Carolina, which include Lexington County (6), Richland County (4), Newberry County (2) and Kershaw County (1); the Upstate of South Carolina which include Greenville County (1), Anderson County (1) and Pickens County (1); and the Central Savannah River area which include Aiken County, South Carolina (1) and Augusta (Richmond County), Georgia (1). In addition, we conduct business from a loan production office located in Greenville County, South Carolina and a mortgage loan production office in Richland County, South Carolina. We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers.

We have grown organically and through acquisitions. On October 20, 2017, we completed our acquisition of Cornerstone Bancorp (“Cornerstone”) and its wholly-owned subsidiary, Cornerstone National Bank. Under the terms of the merger agreement, Cornerstone shareholders received either $11.00 in cash or 0.54 shares of the Company’s common stock, or a combination thereof, for each share of Cornerstone common stock they owned immediately prior to the merger, subject to the limitation that 70% of the outstanding shares of Cornerstone common stock were exchanged for shares of the Company’s common stock and 30% of the outstanding shares of Cornerstone common stock were exchanged for cash. The Company issued 877,384 shares of common stock in the merger. This acquisition added three additional branches to our branch network, all located in the Upstate of South Carolina as identified above.

Our stock trades on The NASDAQ Capital Market under the symbol “FCCO”.

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. We have a total of thirteen full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our Bank’s branch offices. Richland County, in which we have four branches as well as a mortgage loan production office, is the second largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Cornerstone in 2017, we added a branch in each of Greenville County, South Carolina, Pickens County, South Carolina and Anderson County, South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. With the acquisition of Savannah River in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region.

The following table shows data as to deposits, market share and population for the three market areas (deposits in thousands):

	Total		Estimated	Total Market Deposits (2)	Our Market Deposits (2)
	Full-Service Offices		Population (1)	June 30, 2017	June 30, 2017	Market Share
Midlands Region	14	(3)	797,921	$19,994,000	$697,761	3.34%
CSRA Region	2		516,555	$7,519,000	$105,161	1.40%
Upstate Region	4	(4)	818,202	$16,231,000	131,320	0.81%
(1)	All population data is derived from July 2016 estimates based on survey changes to the 2010 U. S. Census data.
(2)	All deposit data as of June 30, 2017 is derived from the most recent data published by the FDIC.
(3)	Midlands Region consist of 13 full service offices and a mortgage loan production office that does not receive deposits.
(4)	Greenville Region consist of three full service branches and a Loan Production Office that does not receive deposits.

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to U.S. Census Data, median household incomes for each of the counties in the regions noted above were as follows for 2016:

Richland County, SC	$50,699
Lexington County, SC	$55,412
Newberry County, SC	$39,841
Kershaw County SC	$46,328
Greenville County, SC	$51,595
Anderson County, SC	$43,518
Pickens County SC	$43,531
Aiken County SC	$46,454
Richmond County, GA	$38,595
Columbia County, GA	$71,962
5

The county estimates noted above compare to 2016 statewide median household income estimates of $46,698 and $51,037 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical Center. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, include Fort Gordon Army Base, Georgia Regents University, Georgia Regents Health System, University Hospital and Savannah River Nuclear Solutions. The Upstate region major employers include, among others, Greenville Health Systems, Bon Secours St Francis Health System, Michelin North America Inc., BMW Manufacturing Corporation and GE Power and Water. The Company believes that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2017, the maximum amount we could lend to one borrower is $15.8 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We offer non-deposit investment products and other investment brokerage services through a registered representative with an affiliation through LPL Financial. We are associated with Nyce, Star, and Plus networks of automated teller machines and MasterCard debit cards that may be used by our customers throughout South Carolina and other regions. We also offer VISA and MasterCard credit card services through a correspondent bank as our agent.

We currently do not exercise trust powers, but we can begin to do so with the prior approval of our primary banking regulators, the FDIC and the S.C. Board.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2017, there were 25 financial institutions operating approximately 184 offices in the Midlands market, 17 financial institutions operating 103 branches in the CSRA market, and 35 financial institutions operating 244 branches in the Upstate market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2017, we had 224 full-time employees. We believe that we have good relations with our employees.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2018, we are required to hold a capital conservation buffer of 1.875%, increasing to 2.5% effective January 1, 2019.

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

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2017, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. Generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $1.2 million, resulting primarily from a remeasurement of deferred tax assets of $3.2 million.
8

•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation that may be paid to our most highly compensated employees will now be limited.
•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

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

In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act”), which is intended to repeal or amend many of the provisions of the Dodd-Frank Act. The CHOICE Act contains a broad range of legislation that primarily affect larger banks. It also contains a range of provisions that would facilitate capital raising by community banks in both mutual and stock form, and simplify the regulation and examination of community banks and mutual holding companies.

Significant provisions of the CHOICE Act, as it relates to community banks, include the following: (i) a bank of any size that maintains a leverage capital ratio of at least 10% may elect to be regulated as a “qualifying banking organization,” and thereby would be exempt from laws and regulations that address capital and liquidity requirements, capital distributions to stockholders, and the enhanced prudential standards of the Dodd-Frank Act including mandatory stress testing, resolution plans and short-term debt and leverage limit requirements, as well as other laws and regulations (qualifying banking organizations would also be considered “well capitalized” for purposes of the prompt corrective action rules, restrictions on brokered deposits, restrictions on interstate branching and merger transactions, and other laws and regulations); (ii) the small bank holding company exemption would be increased from $1.0 billion to $10.0 billion; (iii) mutual and stock federal savings banks would be able to elect to exercise the same powers as national banks without converting charters; and (iv) the establishment of a safe-harbor from “ability to repay” requirements for mortgage loans held by a depository institution since their origination.

With respect to SEC and corporate governance compliance, the CHOICE Act reverses a number of changes required by the Dodd-Frank Act. These include: prohibiting universal proxy ballots in proxy contests; modernizing stockholder proposal thresholds; repealing the requirement that publicly traded companies disclose the ratio of median employee versus chief executive officer pay; and increasing the exemption from complying with an outside auditor’s attestation of a company’s internal financial controls to issuers with market capitalizations of up to $500 million.

Management believes that, if enacted, the CHOICE Act would provide substantial benefits to community banks and their holding companies. There can be no assurance, however, that the CHOICE Act or any of its provisions, will be enacted into law.

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
•	Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

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

As of December 31, 2017, the Bank was deemed to be “well capitalized.”

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2017.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposal rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2017.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2017, its non-owner occupied commercial loans and its construction and land development loans were approximately 249% and 43% of total risk-based capital, respectively. Management will continue to monitor the level of the concentration in commercial real estate loans within the bank’s loan portfolio.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets in South Carolina and Georgia have improved since the end of the economic recession, economic growth has been slow and uneven and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and by a total of 75 basis points during 2017 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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
20

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2017, approximately 86.1% of our loan portfolio (excluding loans held for sale) is composed of construction (7.0%), commercial mortgage (71.2%) and commercial loans (7.9%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2017, approximately 90.4% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While economic conditions and real estate in our local markets in South Carolina and Georgia have improved since the end of the economic recession, there can be no assurance that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Natural disasters, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change, may cause uninsured damage and other loss of value to real estate that secures these loans and may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2017, we had approximately $491.6 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 76.0% of our total loans outstanding as of that date. Approximately 36.9% or $181.6 million, of this real estate are owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 21.1% or $85.6 million, since December 31, 2016. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of capital. Our total non-owner-occupied commercial real estate loans represented 249% of the Bank’s total risk-based capital at December 31, 2017, and our construction and land development loans represented 43% of the Bank’s capital at December 31, 2017.

In December 2015, the regulatory agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the regulatory agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2017, commercial business loans comprised 6.9% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $265.7 million in 2017, as compared to $283.6 million in 2016. This represents 30.9% and 34.8% of the average earning assets for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the portfolio was 29.9% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2017 and 2016, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which the Company and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2017, approximately $8.3 million of our loans, or 7.86% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which one loan totaling approximately $0.3 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital. At December 31, 2017, $1.7 million of our commercial loans, or 1.58% of our Bank’s regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2018, we are required to hold a capital conservation buffer of 1.875%, increasing to 2.5% effective January 1, 2019.

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

We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, we, our directors and our management are or may be the subject of various claims and legal actions by customers, employees, shareholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In light of the potential cost, reputational damage and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. We are in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Company and the Bank. The Tax Cuts and Jobs Act reduces the corporate tax rate to 21% from 35%, among other things. We cannot determine at this time the full effects of the Tax Cuts and Jobs Act on our business and financial results.

New accounting standards will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2019. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

There is uncertainty surrounding the potential legal, regulatory and policy changes by the current presidential administration in the U.S. that may directly affect financial institutions and the global economy.

The current presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The principal place of business of both the Company and our Bank is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 18 full-service offices located in the South Carolina counties of Lexington County (6), Richland County (4), Newberry County (2), Kershaw County (1), Aiken County (1), Greenville County (1), Anderson County, and (1) Pickens County (1), and in Richmond County, Georgia (1), as well as a loan production office located in Greenville County, South Carolina and a mortgage loan production office located in Richland County, South Carolina. All of these properties are owned by the Bank except for the loan production office in Greenville, South Carolina which is leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of February 28 2018, there were approximately 1,524 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO”. The following table sets forth the high and low sales price information as reported by NASDAQ in 2017 and 2016, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2017
Quarter ended March 31, 2017	$22.75	$17.70	$0.09
Quarter ended June 30, 2017	$21.90	$18.65	$0.09
Quarter ended September 30, 2017	$21.85	$19.65	$0.09
Quarter ended December 31, 2017	$24.50	$20.85	$0.09
2016
Quarter ended March 31, 2016	$14.98	$12.66	$0.08
Quarter ended June 30, 2016	$14.94	$13.56	$0.08
Quarter ended September 30, 2016	$15.75	$13.74	$0.08
Quarter ended December 31, 2016	$18.95	$14.80	$0.08

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

Pursuant to the Company’s 2006 Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited to the director’s account at the time such compensation would otherwise have been payable absent the election to defer equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of the Company’s common stock on the last trading day preceding the credit date. In general, a director’s vested account balance will be distributed in a lump sum of the Company’s common stock on the 30th day following termination of service on the board and on the board of directors of all of the Company’s subsidiaries, including termination of service as a result of death or disability. During the year ended December 31, 2017, the Company credited an aggregate of 8,433 deferred stock units to accounts for directors who elected to defer annual retainer fees for 2017. The deferred stock units were issued by the Company pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$1,050,731	$914,793	$862,734	$812,363	$633,309
Loans held for sale	5,093	5,707	2,962	4,124	3,790
Loans	646,805	546,709	489,191	443,844	347,597
Deposits	888,323	766,622	716,151	669,583	497,071
Total common shareholders’ equity	105,663	81,861	79,038	74,528	52,671
Total shareholders’ equity	105,663	81,861	79,038	74,528	52,671
Average shares outstanding, basic	6,849	6,617	6,558	6,538	5,285
Average shares outstanding, diluted	6,998	6,787	6,719	6,607	5,334
Results of Operations:
Interest income	$32,156	$29,506	$28,649	$27,298	$21,783
Interest expense	2,762	3,047	3,396	3,567	3,734
Net interest income	29,394	26,459	25,253	23,731	18,049
Provision for loan losses	530	774	1,138	881	528
Net interest income after provision for loan losses	28,864	25,685	24,115	22,850	17,521
Non-interest income (1)	9,239	8,339	8,611	8,031	8,118
Securities gains (1)	400	601	355	182	73
Non-interest expenses	29,358	25,776	24,678	23,960	20,422
Income before taxes	9,145	8,849	8,403	7,103	5,290
Income tax expense	3,330	2,167	2,276	1,982	1,153
Net income	5,815	6,682	6,127	5,121	4,137
Net income available to common shareholders	5,815	6,682	6,127	5,121	4,137
Per Share Data:
Basic earnings per common share	$0.85	$1.01	$0.93	$0.78	$0.78
Diluted earnings per common share	0.83	0.98	0.91	0.78	0.78
Book value at period end	13.93	12.24	11.81	11.18	9.93
Tangible book value at period end	11.66	11.31	10.84	10.25	9.83
Dividends per common share	0.36	0.32	0.28	0.24	0.22
Asset Quality Ratios:
Non-performing assets to total assets (3)	0.51%	0.57%	0.85%	1.17%	1.39%
Non-performing loans to period end loans	0.52%	0.75%	0.99%	1.48%	1.56%
Net charge-offs (recoveries) to average loans	(0.01)%	0.03%	0.14%	0.22%	0.27%
Allowance for loan losses to period-end total loans	0.89%	0.94%	0.94%	0.93%	1.21%
Allowance for loan losses to non-performing assets	79.52%	99.35%	62.98%	43.37%	48.07%
Selected Ratios:
Return on average assets:
GAAP earnings	0.62%	0.75%	0.73%	0.73%	0.66%
Return on average common equity:
GAAP earnings	6.56%	8.08%	7.94%	8.13%	7.68%
Return on average tangible common equity:
GAAP earnings	7.22%	8.76%	8.68%	8.88%	7.78%
Efficiency Ratio (1)	74.34%	72.27%	71.25%	74.14%	76.69%
Noninterest income to operating revenue (2)	24.69%	25.26%	26.20%	25.71%	31.22%
Net interest margin (tax equivalent)	3.52%	3.35%	3.38%	3.40%	3.18%
Equity to assets	10.06%	8.95%	9.16%	9.17%	8.32%
Tangible common shareholders’ equity to tangible assets	8.56%	8.33%	8.47%	8.48%	8.23%
Tier 1 risk-based capital	14.01%	14.46%	15.40%	16.12%	17.60%
Total risk-based capital	14.79%	15.28%	16.21%	16.94%	18.68%
Leverage	10.11%	10.23%	10.19%	10.02%	10.77%
Average loans to average deposits (4)	73.08%	69.62%	68.75%	69.14%	69.17%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. The efficiency ratio is a measure of the relationship between operating expenses and earnings.
(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and OREO.
(4)	Includes loans held for sale.
35

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

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

Tangible book value per common share	2017	2016	2015	2014	2013
Tangible common equity per common share (non-GAAP)	$11.66	$11.31	$10.84	$10.25	$9.83
Effect to adjust for intangible assets	2.27	0.93	0.97	0.93	0.10
Book value per common share (GAAP)	$13.93	$12.24	$11.81	$11.18	$9.93
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	7.22%	8.76%	8.68%	8.88%	7.78%
Effect to adjust for intangible assets	(0.66)%	(0.68)%	(0.74)%	(0.75)%	(0.10)%
Return on average common equity (GAAP)	6.56%	8.08%	7.94%	8.13%	7.68%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	8.56%	8.33%	8.47%	8.48%	8.23%
Effect to adjust for intangible assets	1.50%	0.62%	0.69%	0.69%	0.09%
Common equity to assets (GAAP)	10.06%	8.95%	9.16%	9.17%	8.32%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is headquartered in Lexington, South Carolina and the bank holding company for the Bank. We operate from our main office in Lexington, South Carolina, and our 18 full-service offices located in the South Carolina counties of Lexington County (6), Richland County (4), Newberry County (2), Kershaw County (1), Aiken County (1), Greenville County (1), Anderson County (1), and Pickens County (1), and in Richmond County, Georgia (1). In addition, we operate a mortgage loan production office in Richland County, South Carolina and a loan production office in Greenville County, South Carolina. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

The following discussion describes our results of operations for 2017, as compared to 2016 and 2015, and also analyzes our financial condition as of December 31, 2017, as compared to December 31, 2016. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2017, 2016 and 2015 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Recent Developments

On October 20, 2017, we completed our acquisition of Cornerstone Bancorp (“Cornerstone”) and its wholly-owned subsidiary, Cornerstone National Bank. Under the terms of the merger agreement, Cornerstone shareholders received either $11.00 in cash or 0.54 shares of the Company’s common stock, or a combination thereof, for each share of Cornerstone common stock they owned immediately prior to the merger, subject to the limitation that 30% of the outstanding shares of Cornerstone common stock were exchanged for cash and 70% of the outstanding shares of Cornerstone common stock were exchanged for shares of the Company’s common stock. The Company issued 877,318 shares of common stock in the merger.

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

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in bank or branch acquisition transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes (see Note 14) for discussion of the impact on our deferred tax asset as a result of the 2017 Tax Cuts and Jobs Act) . We file a consolidated federal income tax return for our Bank. At December 31, 2017, we are in a net deferred tax asset position.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

Results of Operations

As noted above, on October 20, 2017, we completed the acquisition of Cornerstone. Therefore, the results for the year ended December 31, 2017 include the impact of this acquisition from October 20, 2017 through December 31, 2017. See Note 3 to the consolidated financial statements for additional information related to the Cornerstone acquisition.

Net income was $5.8 million, or $0.85 diluted earnings per common share, for the year ended December 31, 2017, as compared to net income $6.7 million, or $0.98 diluted earnings per common share, for the year ended December 31, 2016. The primary reason for the decrease in net income is the tax expense adjustment resulting from the change in corporate tax rates enacted in the Tax Cuts and Jobs Act passed on December 22, 2017. The lowering of the corporate tax rate to 21% required that we make an approximate $1.2 million tax expense charge to adjust the value of our deferred tax asset. However, as a result of the enacted lower tax rates, it is estimated that the Company will recover this charge through a lower effective tax rate over a period of approximately twelve months and, thereafter, the Company will continue to benefit from the lower effective corporate tax rate. Another factor contributing to lower net income during 2017 as compared to 2016 included expenses of approximately $300 thousand related to our conversion to a new operating system and $903 thousand in expenses related to the acquisition of Cornerstone. The impact of these increases in non-recurring expenses were partially offset by an increase in net interest income of $2.9 million, as a result of an improvement in net interest margin and a higher level of earning assets. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.31% in 2017 as compared to 3.13% in 2016. The provision for loan losses was $774 thousand in 2016 as compared to $530 thousand in 2017. Excluding the non-recurring expenses noted previously, increases in salary and benefit expense as well as debit card/ATM processing cost were the largest contributors to the overall increase in non-interest expense (see discussion “Non-interest Income and Non-interest Expense”).

Net income was $6.7 million, or $0.98 diluted earnings per common share, for the year ended December 31, 2016, as compared to net income $6.1 million, or $0.91 diluted earnings per common share, for the year ended December 31, 2015. The primary reason for the increase in net income is that our net interest income improved by $1.2 million from $25.3 million in 2016 to $26.5 million for 2015. This improvement was a primarily result of an increase of $46.3 million in average earning assets in 2016 as compared to 2015. See below under “Net Interest Income” and “Market Risk and Interest Rate Sensitivity” for a further discussion about the effect average earning assets on net interest income. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.16% in 2015 as compared to 3.13% in 2016. The provision for loan losses was $774 thousand in 2016 as compared to $1.1 million in 2015. Non-interest income was $9.0 million for 2016 and 2015. The improvement in net income as a result of higher earning assets and the reduced provision expense were partially offset by an increase in non-interest expense of $1.1 million in 2016 as compared to 2015. Increases in salary and benefit expense as well as debit card/ATM processing cost were the largest contributors to the overall increase in non-interest expense.

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

Net interest income totaled $29.4 million in 2017, $26.5 million in 2016 and $25.3 million in 2015. The yield on earning assets was 3.74%, 3.62%, and 3.72% in 2017, 2016 and 2015, respectively. The rate paid on interest-bearing liabilities was 0.43%, 0.49%, and 0.56% in 2017, 2016, and 2015, respectively. The fully taxable equivalent net interest margin was 3.52% in 2017, 3.35% in 2016 and 3.38% in 2015. Our loan to deposit ratio on average during 2017 was 73.1%, as compared to 69.6% during 2016 and 68.7% during 2015. Loans typically provide a higher yield than other types of earning assets and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2017, the loan (including held for sale) to deposit ratio was 73.4%.

The net interest margin increased eighteen basis points in 2017 as compared to 2016. The yield on earning assets increased by twelve basis points while our cost of funds decreased by six basis points in 2017 as compared to 2016. The increase in net interest margin in 2017 as compared to 2016 was partially a result of the Federal Reserve Board (the “FRB”) actions to begin increasing the federal funds target rate in late 2015. From December 2015 through December 2017, the rate was increased in 25 basis point increments from a range of 0.00% to 0.25% to a range of 1.25% to 1.50%. Prior to these moves by the FRB, the rate had remained unchanged since December 2008. These increases positively impact our yield on variable rate assets in the loan and investment portfolios as well as our short term investments. As a result, the yield on our earning assets increased from 3.62% to 3.74% in 2017 as compared to 2016. We continue to attempt shift the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2016, the average balance in these accounts represented 75.6% of total deposits whereas in 2017 they represented 77.7%. However, our average borrowings, which are typically a higher cost funding source, decreased $8.4 million in 2017 as compared to 2016. Throughout 2017, the treasury yield curve continued to flatten with short term rates increasing as noted above while longer term rates, including five year to 10 year treasury rates, remained unchanged or increased at a much lower rate than the shorter term rates. Over time this can negatively impact net interest margins as shorter term funding rates increase while our fixed rate loan and investment portfolio yields do not increase to the same extent. Managing this interest rate risk continues to be a primary focus of management (see discussion of Market Rate and Interest Rate Sensitivity discussion below).

The net interest margin decreased four basis points in 2016 as compared to 2015. The yield on earning assets decreased by 10 basis points while our cost of funds decreased by seven basis points in 2016 as compared to 2015. The decline in net interest margin in 2016 as compared to 2015 was partially a result of payoffs that occurred in the first quarter of 2015 related to purchase impaired loans acquired in the 2014 acquisition of Savannah River Banking Company (“Savannah River”). The lower cost of funds was primarily a result of the cost of time deposits and other borrowings decreasing by four and fifty one basis points in 2016 and 2015, respectively. We continued to shift the mix of funding to lower cost sources (non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits). During 2015, the average balance in these accounts represented 72.9% of total deposits whereas in 2016 they represented 75.6%. Our average borrowings, which are typically a higher cost funding source, also decreased $4.5 million in 2016 as compared to 2015. As noted above, since early 2008, interest rates had been at historic lows. The shift in our funding mix as well as our efforts to shift earning assets to the loan portfolio helped in offsetting some of the net interest margin compression resulting from the continued historically low interest rate environment.

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

	Year ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$577,730	$26,134	4.52%	$514,766	$23,677	4.60%	$473,367	$23,219	4.91%
Securities	265,751	5,859	2.20%	283,585	5,724	2.02%	275,944	5,311	1.92%
Other short-term investments(2)	15,972	163	1.02%	17,512	105	0.60%	20,293	119	0.59%
Total earning assets	859,453	32,156	3.74%	815,863	29,506	3.62%	769,604	28,649	3.72%
Cash and due from banks	11,571			10,903			8,070
Premises and equipment	31,850			30,084			30,833
Intangible assets	8,128			6,334			6,575
Other assets	32,160			29,922			24,895
Allowance for loan losses	(5,479)			(4,866)			(4,373)
Total assets	$937,683			$888,240			$835,604
Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	163,870	190	0.12%	152,936	173	0.11%	137,969	160	0.12%
Money market accounts	170,296	435	0.26%	164,826	426	0.26%	158,726	423	0.27%
Savings deposits	80,807	94	0.12%	69,178	82	0.12%	57,958	68	0.12%
Time deposits	176,358	1,106	0.63%	180,447	1,137	0.63%	186,911	1,099	0.59%
Other borrowings	51,171	937	1.83%	59,569	1,229	2.06%	64,072	1,646	2.57%
Total interest-bearing liabilities	642,502	2,762	0.43%	626,956	3,047	0.49%	605,636	3,396	0.56%
Demand deposits	199,169			171,968			147,009
Other liabilities	7,306			6,663			5,835
Shareholders’ equity	88,706			82,653			77,124
Total liabilities and shareholders’ equity	$937,683			$888,240			$835,604
Net interest spread			3.31%			3.13%			3.16%
Net interest income/margin		$29,394	3.42%		$26,459	3.24%		$25,253	3.28%
Net interest margin (tax equivalent)(3)			3.52%			3.35%			3.38%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.
(3)	Based on 32.5% marginal tax rate.
42

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2017 versus 2016 Increase (decrease) due to			2016 versus 2015 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$2,854	$(397)	$2,457	$1,957	$(1,499)	$458
Investment securities	(373)	508	135	138	275	413
Other short-term investments	(10)	68	58	(17)	3	(14)
Total earning assets	1,730	920	2,650	1,689	(832)	857
Interest-bearing liabilities
Interest-bearing transaction accounts	13	4	17	17	(4)	13
Money market accounts	14	(5)	9	14	(11)	3
Savings deposits	14	(2)	12	13	1	14
Time deposits	(26)	(5)	(31)	(35)	73	38
Other short-term borrowings	(162)	(130)	(292)	(110)	(307)	(417)
Total interest-bearing liabilities	74	(359)	(285)	116	(465)	(349)
Net interest income			$2,935			$1,206

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

The following table illustrates our interest rate sensitivity at December 31, 2017.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$275,296	$208,121	$111,825	$48,221	$643,463
Loans Held for Sale	5,093	—	—	—	5,093
Securities(2)	92,203	38,818	47,383	103,993	282,397
Federal funds sold, securities purchased under agreements to resell and other earning assets	13,597	3,250	500	—	17,347
Total earning assets	386,189	250,189	159,708	152,214	948,300
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	18,771	46,927	46,926	75,082	187,706
Money market accounts	38,571	61,364	22,792	52,598	175,325
Savings deposits	21,217	15,912	10,608	58,346	106,083
Time deposits	107,236	59,890	25,537	0	192,663
Total interest-bearing deposits	185,795	184,093	105,863	186,026	661,777
Other borrowings	48,349	135	—	—	48,484
Total interest-bearing liabilities	234,144	184,228	105,863	186,026	710,261
Period gap	$152,045	$65,961	$53,845	$(33,812)	$238,039
Cumulative gap	$152,045	$218,006	$271,851	$238,039	$238,039
Ratio of cumulative gap to total earning assets	16.03%	22.99%	28.67%	25.10%	25.10%

(1)	Loans classified as non-accrual as of December 31, 2017 are not included in the balances.
(2)	Securities based on amortized cost.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2017 and 2016 over the subsequent 12 months. At December 31, 2017, we are slightly liability sensitive over the first three month period and over the balance of a twelve month period are asset sensitive on a cumulative basis. As a result, our modeling reflects modest decline in our net interest income in a rising rate environment over the first twelve months. This negative impact of rising rates reverses and net interest income is favorably impacted over a twenty four month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2017	2016
+200bp	-2.26%	0.08%
+100bp	-0.85%	0.37%
Flat	—	—
-100bp	-2.54%	-2.81%
-200bp	-7.71%	-7.69%
44

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2017 and 2016, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (0.09)% and 0.78%, respectively.

Provision and Allowance for Loan Losses

At December 31, 2017, the allowance for loan losses amounted to $5.8 million, or 0.90% of loans (excludes loans held for sale), as compared $5.2 million, or 0.95% of loans, at December 31, 2016. Loans that were acquired in the acquisition of Cornerstone in 2017 and Savannah River in 2014 are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310-30. These acquired loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from non-accretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. During 2017 and 2016, there were no adjustments to our initial estimates or impairments recorded on purchased loans. The recorded investment in loans acquired in the Cornerstone and Savannah River transactions at December 31, 2017 and 2016 amounted to approximately $101.8 million and $57.1 million, respectively. December 31, 2017 and 2016, the credit component on loans attributable to these acquired loans was $1.5 million and $334 thousand, respectively.

Our provision for loan loss was $530 thousand for the year ended December 31, 2017, as compared to $774 thousand and $1.1 million for the years ended December 31, 2016 and 2015, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 2.96%, 1.38% and 0.02%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. Our percentage of non-performing assets to total assets has shown continued improvement in the last several years. Non-performing assets were $5.3 million (0.51% of total assets) at December 31, 2017, $5.2 million (0.57% of total assets) at December 31, 2016, and $7.3 million (0.85% of total assets) at December 31, 2015. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance decreased as a percentage of the total allowance in 2017 and 2016. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery and slow economic growth. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period they have averaged 6 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. With an anemic national economic recovery, subpar inflation, geopolitical risks, and global economic slowdown, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time. The percentage of the unallocated portion of the allowance decreased from 27.9% at December 31, 2016 to 27.5% at December 31, 2017. In the fourth quarter of 2016, we began including the balances of acquired loans from Savannah River in our migration analysis. With the aging of this specific portfolio since acquisition and the substantial reduction in the credit marks assigned to the portfolio, management believed it appropriate to begin applying historical loss experience to this portfolio. Management continually evaluates the underlying qualitative factors applied to the evaluation of the adequacy of the allowance for loan losses. Management believes that as economic conditions reflect sustainable improvements, the unallocated portion of the allowance should continue to decrease as a percentage of the total reserve.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At December 31, 2017 and 2016, approximately 90.4% and 90.7%, respectively, of the loan portfolio had real estate as underlying collateral (see Note 15 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At December 31, 2017, 2016, and 2015, we had non-accrual loans in the amount of $3.4 million (0.52% of total loans), $4.0 million (0.75% of total loans) and $4.8 million (0.99% of total loans), respectively. Nonaccrual loans at December 31, 2017 consisted of 32 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 3 inputs. The aggregate amount of impaired loans was $5.2 million and $5.8 million for the years ended December 31, 2017 and 2016, respectively. The non-accrual loans range in size from $4 thousand to $877 thousand. The largest of these loans is in the amount of $877 thousand and is secured by commercial non-owner occupied real estate located in Aiken, South Carolina.

In addition to the non-accrual loans that are considered to be impaired, we have six loans totaling $1.9 million that are classified as troubled debt restructurings but are accruing loans as of December 31, 2017. The largest relationship consists of one loan totaling $1.1 million with a mortgage on a commercial property located in the Midlands of South Carolina. There were $2.1 million, $1.8 million, and $1.9 million in loans delinquent 30 to 89 days at December 31, 2017, 2016 and 2015, respectively. There were loans in the amount of $32 thousand and $53 thousand delinquent greater than 90 days and still accruing at December 31, 2017 and 2016, respectively. There were no loans 90 days delinquent and still accruing interest at December 31, 2015.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have identified one relationship in the amount of $991 thousand which is current as to principal and interest at December 31, 2017 and not included in non-performing assets that could be a potential problem loans. Loans are identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2017	2016	2015	2014	2013
Average loans and loans held for sale outstanding	$577,730	$514,766	$473,367	$439,174	$344,110
Loans and loans held for sale outstanding at period end	$651,898	$552,416	$492,153	$447,968	$351,387
Total nonaccrual loans	$3,342	$4,049	$4,839	$6,585	$5,406
Loans past due 90 days and still accruing	$32	$53	$—	$—	$2
Beginning balance of allowance	$5,214	$4,596	$4,132	$4,219	$4,621
Loans charged-off:
Construction and development loans	—	—	—	—	—
1-4 family residential mortgage	—	25	50	52	47
Non-farm non-residential mortgage	30	92	626	879	897
Multifamily residential	—	31	—	—	—
Home equity	7	19	—	17	67
Commercial	5	—	69	54	—
Installment & other	112	60	13	67	37
Overdrafts	19	12	49	42	42
Total loans charged-off	173	239	807	1,111	1,090
Recoveries:
1-4 family residential mortgage	46	41	7	10	72
Multifamily residential	5	—	—	—	—
Non-farm non-residential mortgage	126	21	33	—	—
Home equity	24	3	3	6	—
Commercial	5	5	6	110	47
Installment & other	19	2	66	6	28
Overdrafts	1	11	18	11	13
Total recoveries	226	83	133	143	160
Net loans recovered (charged off)	53	(156)	(774)	(968)	(930)
Provision for loan losses	530	774	1,138	881	528
Balance at period end	$5,797	$5,214	$4,596	$4,132	$4,219
Net charge -offs to average loans and loans held for sale	-0.01%	0.03%	0.16%	0.22%	0.27%
Allowance as percent of total loans	0.89%	0.94%	0.94%	0.93%	1.21%
Non-performing loans as % of total loans	0.52%	0.75%	0.99%	1.48%	1.56%
Allowance as % of non-performing loans	171.81%	127.11%	95.00%	62.75%	78.01%
47

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$221	7.9%	$145	7.8%	$75	7.7%	$67	7.5%	$233	5.7%
Real Estate Construction	101	7.0%	104	8.4%	51	7.3%	45	6.2%	26	5.5%
Real Estate Mortgage:
Commercial	3,077	71.2%	2,793	67.9%	2,036	66.9%	1,572	66.1%	1,117	68.4%
Residential	461	7.2%	438	8.7%	223	10.0%	179	10.9%	291	10.8%
Consumer	343	6.7%	280	7.2%	164	8.1%	178	9.3%	192	9.6%
Unallocated	1,594	N/A	1,454	N/A	2,047	N/A	2,091	N/A	2,360	N/A
Total	$5,797	100.0%	$5,214	100.0%	$4,596	100.0%	$4,132	100.0%	$4,219	100.0%

Loans acquired in the Cornerstone transaction were excluded from our evaluation of the adequacy of the allowance. At December 31, 2017, these loans amounted to approximately $58.9 million. These loans were evaluated at the date of acquisition and recorded at fair value. The assumptions used in this evaluation included a credit component and an interest rate component.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate and sell residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. The loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for the Company. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income was $9.6 million and $8.9 million in 2017 and 2016, respectively. The deposit service charges increased slightly in comparing 2017 to 2016. This increase primarily relates to the organic increase in transaction accounts as well as the addition of Cornerstone accounts in the fourth quarter of 2017. Changes to Regulation E that were made in 2010 continue to impact the level of deposit service charges. In addition, potential regulatory changes related to insufficient funds charges and overdraft protection programs could mandate limitations on the number of items an institution can charge within established time frames, as well as the order in which items presented for payment must be processed on accounts. If such regulatory changes are implemented, this could continue to reduce deposit service charge fees in the future. Mortgage banking income increased $396 thousand in 2017, as compared to 2016. We added two additional mortgage originators in 2017. Mortgage loan production was $108.6 million in 2017 as compared to $102.5 million in 2016. Investment advisory fees and non-deposit commissions increased by $156 thousand in 2017 compared to 2016. Total assets under management at December 31, 2017 were $269.2 million as compared to $200.6 million at December 31, 2016. In April 2016, the Department of Labor published a final version of a new fiduciary standard that expanded the definition of a fiduciary for certain financial advisors who provide advice related to retirement planning. The required implementation date of these new rules has been delayed and will not become effective prior to July 2019. The new rules impact the timing and method of assessing fees for our services. The net gain on sale of securities for 2017 amounted to $400 thousand as compared to $601 thousand in 2016. These sales result from modest restructurings of the investment portfolio. These sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. We recognized $235 thousand in gains on sale of real estate owned in 2017 as compared to a loss of $33 thousand in 2016. Although our other real estate owned balance increased at December 31, 2017 as compared to December 31, 2016 the increase was a result of approximately $1.2 million in repossessed real estate acquired in the Cornerstone transaction. We continue to liquidate repossessed assets and improving real estate values have resulted in the gains recognized in 2017. During 2017 and 2016, we prepaid $13.0 million and $11.4 million, respectively, in FHLB advances and incurred prepayment penalties of $447 thousand and $459 thousand, respectively.

Non-interest income was $8.9 million and $9.0 million in 2016 and 2015, respectively. The deposit service charges were down slightly in comparing 2016 to 2015. Mortgage banking income decreased by $50 thousand in 2016, as compared to 2015. This is primarily a result of the resignation of one mortgage loan producer in the first quarter of 2016. Investment advisory fees and non-deposit commissions decreased by $152 thousand in 2016 compared to 2015. During 2015, we had one transaction that was non-recurring that accounted for substantially all of the difference between the two periods. Assets under management at December 31, 2016 amounted to approximately $200.6 million as compared to $175.6 million at December 31, 2015. The net gain on sale of securities for 2015 amounted to $355 thousand as compared to $601 thousand in 2016. As noted above, the sales result from modest restructurings of the investment portfolio. The sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. During 2016 and 2015, we prepaid $11.4 million and $5.8 million, respectively, in FHLB advances and incurred prepayment penalties of $459 thousand and $329 thousand, respectively. The prepayment penalties in 2015 were partially offset by a $130 thousand gain on the early redemption of $500 thousand in junior subordinated debt (Trust Preferred). Non-interest income other increased $295 thousand in 2016 as compared to 2015. The increase primarily results from increased ATM and debit card income in the amount of $125 thousand in 2016 as compared to 2015. In addition, income recognized on bank owned life insurance increased by $195 thousand in 2016 as compared to 2015. At the end of 2015, the Bank purchased additional bank owned life insurance which accounts for this increased non-interest income.

The following table sets forth for the periods indicated the primary components of other noninterest income:

	Year ended December 31,
(In thousands)	2017	2016	2015
ATM debit card income	$1,605	$1,519	$1,417
Income on bank owned life insurance	623	604	409
Rental income	216	273	244
Loan late charges	64	114	115
Safe deposit fees	50	45	43
Wire transfer fees	67	54	48
Other	271	300	338
Total	$2,896	$2,909	$2,614

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Non-interest expense increased $3.6 million in 2017 as compared to 2016, from $25.8 million in 2016 to $29.4 million in 2017. In 2017, we undertook two major projects. The first was to convert our core processing system from an in-house solution to an outsourced solution which included changing vendors. This cost of the conversion accounted for approximately $400 thousand in increased non-interest expense in 2017. The second was the acquisition of Cornerstone which was completed in the fourth quarter of 2017. Merger expenses in the amount of $903 thousand accounted for part of the overall increase in non-interest expense in 2017 as compared to 2016. Salary and benefit expense increased $1.6 million from $15.3 million in the 2016 to $16.9 million in 2017.  We had 224 and 202 full time equivalent employees at December 31, 2017 and 2016, respectively. The acquisition of Cornerstone in the fourth quarter, along with the addition of former Cornerstone employees, accounts for approximately $122 thousand of the increase in salary and benefit expense. Additional overtime and part time staff during the previously mentioned conversion accounted for another $125 thousand increase in this expense category. New staff additions in the last half of 2016 and early in 2017 included eight new positions, including a Chief Operations Officer, loan operations staff, additional lending staff as well as a new financial advisor position. The staff additions along with normal salary increases and increased medical benefit premiums along with the conversion and merger salary related cost account for the overall increase in salary and employee benefits in 2017. Data processing expense increased by $614 thousand in 2017 compared to 2016. The conversion to the outsourced data processing system in June 2017 is the primary reason for this increase. Previously, certain of these costs were included in equipment maintenance expense when we operated on the in-house system. As part of the data processing system conversion, we consolidated our core, card, ATM and bill payment processing into one vendor and all of these costs are now captured in the data processing expense line. FDIC assessments decreased by $100 thousand in 2017 as compared to 2016. As of July 2016, the FDIC adjusted the assessment calculations and at the time we estimated the new formula would reduce our overall annual assessment by approximately 40 percent. Insurance expense increased by $103 thousand during 2017 as compared to 2016. This primarily results from the renewal of our three year D&O and Financial Institution Bond as well as other policies in the fourth quarter of 2016. Due to our increased asset size and adjustments to certain coverages, the increased premiums are reflected in this overall increase in insurance expense. Other real estate expense decreased $159 thousand in 2017 as compared to 2016. This reflects the overall decrease in the level of our repossessed real estate assets between the two periods excluding the properties acquired in the Cornerstone acquisition in the fourth quarter of 2017. Legal and professional fees increased $253 thousand. Included in the increase of legal and professional fees are consulting fees associated with our core processing conversion of $72 thousand, $60 thousand in audit and accounting fees and $55 thousand related to a mortgage origination process improvement engagement. As of June 30, 2016, our market capitalization crossed the threshold which resulted in requiring an internal control audit by our independent auditors under the Sarbanes Oxley 404 legislation. Crossing this threshold has also added the need to outsource certain internal audit procedures as more of the internal resources are dedicated to documenting and testing to insure compliance with the requirements of Sarbanes Oxley 404. Non-interest expense “Other” increased by $444 thousand in 2017 as compared to 2016. In the fourth quarter of 2017, we acquired a South Carolina rehabilitation tax credit of $205 thousand. The cost of this credit of $164 thousand is included in non interest expense “Other”. Other increases in this expense category relate primarily to the core processing conversion in 2017.

Non-interest expense increased from $24.7 million in 2015 to $25.8 million in 2016. Salary and benefit expense increased $895 thousand from $14.4 million in 2015 to $15.3 million in 2016.  We had 202 and 186 full time equivalent employees at December 31, 2016 and 2015, respectively. In the first quarter of 2016, we activated a loan production office in Greenville, South Carolina which is staffed by four employees. In addition, we added approximately five additional support staff in various areas of the Bank and in the fourth quarter of 2016 added an executive level position of Chief Operation/Chief Risk Officer. These staff additions, normal salary adjustments as well as increased medical benefit premiums account for the overall increase in salary and employee benefits in 2016. Occupancy expense and equipment expenses increased $170 thousand and $194 thousand, respectively, in 2016 as compared to 2015. This increase is a result of additional occupancy and equipment expense related to the Greenville loan production office of approximately $50 thousand. Also, we incurred repair costs associated with the fourth quarter 2015 flooding and rain that were not previously identified and determined not to be covered by insurance in the approximate amount of $50 thousand. The additional increase in occupancy expense was a result of increases in repair and maintenance expense throughout the branch network. Other real estate expense decreased $323 thousand in 2016 as compared to 2015. This reflects the overall decrease in the level of our repossessed real estate assets between the two periods. Non-interest expense “Other” increased by $523 thousand in 2016 as compared to 2015. This increase is primarily a result of increased ATM/debit card activity charges of $192 thousand during 2016 as compared to 2015. We incurred $64 thousand in costs associated with the mass reissue of our debit cards to implement the new EMV (chip) card in the first quarter of 2016. We also experienced significantly higher levels of attempted fraud activity on our card base in the first half of 2016 as compared to the same period in 2015. There is a direct cost assessed by our processor for each card that is compromised or had attempted fraud activity. The higher level of fraud cases in 2016 accounted for approximately $43 thousand in debit card losses. We believe the “chip” card technology will ultimately reduce the level of fraud activity and losses on debit cards. Also included in the increase of “Other” non-interest expense were costs of approximately $23 thousand related to converting our current bill pay system to another vendor. This conversion was completed in the second quarter of 2016. Also, an increase in legal and professional fees in the amount of $153 thousand during 2016 was primarily associated with the requirement that, in connection with our transition from a smaller reporting company to an accelerated filer which will be effective beginning in the first quarter of 2017, we are required to have an audit of our internal controls. The balance of the increase in Non-interest expense “Other” were a result of general increases in other miscellaneous expense categories due to our growth in 2016.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2017	2016	2015
Salary and employee benefits	$16,951	$15,323	$14,428
Occupancy	2,166	2,167	2,076
Furniture and Equipment	1,771	1,728	1,649
Marketing and public relations	901	865	848
ATM/debit card, bill payment and data processing*	1,412	798	605
Supplies	165	130	137
Telephone	378	349	357
Courier	106	95	89
Correspondent services	227	237	207
FDIC/FICO premium	312	412	527
Insurance	394	291	265
Other real estate expenses including OREO writedowns	42	201	524
Legal and Professional fees	991	738	586
Loss on limited partnership interest	161	172	188
Postage	113	182	185
Director fees	378	391	367
Amortization of intangibles	343	318	387
Shareholder expense	131	172	130
Merger expense	945	—	—
Other	1,471	1,207	1,123
	$29,358	$25,776	$24,678

*In June of 2017, the Company moved its core data processing system from an in-house environment to an out-sourcing environment with FIS.

Income Tax Expense

Income tax expense for 2017 was $3.3 million as compared to income tax expense for the year ended December 31, 2016 of $2.2 million and $2.3 million for the year ended December 31, 2015 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). As noted previously, the lower tax rates as a result of the passing of the Tax Cut and Jobs Act on December 22, 2017 required that we adjust our deferred tax asset for the lower effective corporate tax rate. This adjustment increased our tax expense by approximately $1.2 million. Also as noted previously, the lower corporate tax rate of 21% versus the previous rate of 34% will result in a recovery of the $1.2 million adjustment over approximately twelve months. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. The effective tax rate for 2017, 2016 and 2015 was 36.4%, 24.5% and 27.1%, respectively. Absent the adjustment for the change in tax rates the 2017 effective tax rate would have been approximately 23.3%. The decrease in the effective tax rate in 2017 and 2016 as compared to 2015 resulted from a $205 purchased South Carolina rehabilitation tax credit in 2017 and a $200 thousand South Carolina tax credit received on a qualifying community development investment in 2016. Effective for years beginning after December 15, 2016, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first quarter of 2017, the recognition of settled share-based payments reduced our tax expense by approximately $115 thousand. In addition income on increased bank-owned-life insurance holdings contributed to the lower tax rate in 2016 as compared to 2105. It is anticipated that our effective tax rate for 2018 will be between 19% and 20%.

Financial Position

Assets totaled $1.05 billion at December 31, 2017 as compared to $914.8 million at December 31, 2016, an increase of $135.9 million. The acquisition of Cornerstone added assets of approximately $144.4 million. The acquisition of Cornerstone included $60.1 million in loans, $43.7 million in investments and $126.1 million in deposits (see Note 3 to consolidated Financial Statements). Loans at December 31, 2016 were $546.7 million (excluding loans held for sale) as compared to $646.8 million at December 31, 2017. We funded in excess of $144.2 million in loan production during 2017. Net of pay-downs this resulted in organic loan growth of approximately $40.2 million, or 7.3%, from December 31, 2016 to December 31, 2017. At December 31, 2017, loans (excluding loans held for sale) accounted for 67.9% of earning assets, as compared to 64.3% at December 31, 2016.  The loan-to-deposit ratio (including loans held for sale) at December 31, 2017 was 73.4% as compared to 72.1% at December 31, 2016.  Loans originated and held for sale are generally held for less than thirty days and have locked in purchase commitments by investors prior to closing. At December 31, 2017, loans held for sale amounted to $5.1 million as compared to $5.7 at December 31, 2016. Investment securities were $284.4 million at December 31, 2017 as compared to $272.4 million at December 31, 2016.  At December 31, 2017 and 2016, we had $17.0 million and $17.2 million, respectively, in securities classified as held-to-maturity, all of which are municipal securities. We continue to evaluate the intent for classification purposes on a security-by-security basis. At December 31, 2017, we had no securities rated below investment grade on our balance sheet (see Note 4, Investment Securities, for further information). Short-term federal funds sold, and interest-bearing bank balances were $15.8 million at December 31, 2017 compared to $10.1 million at December 31, 2016.  Total deposits grew $121.7 million from $766.6 million at December 31, 2016 to $888.3 million at December 31, 2017. As noted previously, we acquired approximately $126.1 million in deposits in the Cornerstone transaction. Over the last several years, we have attempted to control our pricing on time deposits as we have experienced continued growth in pure deposits (deposits excluding time deposits). Pure deposits grew organically $13.6 million in 2017 and time deposits decreased by $18.0 million organically in 2017. The organic amounts exclude pure deposits and CD’s acquired in the amount of $104.0 million and $22.1 million, respectively, in the Cornerstone acquisition. At December 31, 2017 and 2016, we had no brokered deposits. FHLB advances decreased from $24.0 million at December 31, 2016 to $14.3 million at December 31, 2017. At December 31, 2016, there were $13.0 million in fixed-rate term advances and $11.0 million in overnight advances (see Note 12 to financial statements). At December 31, 2017, all of the advances had maturities within one month. Typically, the term advances funds are higher costing funds and as previously discussed we have paid down advances as they mature or as the pricing for prepaying certain advances is favorable. The loan growth experienced in the fourth quarter of 2016 was partially funded through these overnight borrowings. We currently anticipate that cash flow from the investment portfolio will allow us to reduce the short term advances over the next few quarters.

Shareholders’ equity totaled $81.9 million at December 31, 2016, as compared to $105.7 million at December 31, 2017. The increase in shareholder’s equity includes $19.3 million as a result of issuing 877,384 shares in the Cornerstone transaction at a value of $22.05 per share. The additional increase is primarily a result of retention of earnings net of dividends paid of $3.3 million and a decrease in Accumulated Other Comprehensive Income (loss) (“AOCI”) of $793 thousand.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2017, loans accounted for 67.2% of average earning assets. The loan portfolio (including held-for-sale) averaged $577.7 million in 2017 as compared to $514.8 million in 2016. Quality loan portfolio growth continued to be a strategic focus in 2017. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2017, we funded new loans (excluding loans originated for sale) of approximately $144.2 million, as compared to $164.5 million in 2016. We remain committed to meeting the credit needs of our local markets. However, adverse national and local economic conditions, as well as deterioration of asset quality within our Company, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Commercial, financial & agricultural	$51,040	$42,704	$37,809	$33,403	$19,925
Real estate:
Construction	45,401	45,746	35,829	27,545	18,933
Mortgage—residential	46,901	47,472	49,077	48,510	37,579
Mortgage—commercial	460,276	371,112	326,978	293,186	237,701
Consumer:
Home equity	32,451	31,368	30,906	33,000	25,659
Other	10,736	8,307	8,592	8,200	7,800
Total gross loans	646,805	546,709	489,191	443,844	347,597
Allowance for loan losses	(5,797)	(5,214)	(4,596)	(4,132)	(4,219)
Total net loans	$641,008	$541,495	$484,595	$439,712	$343,378

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in the Company’s market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2017 and 2016 were commercial mortgage loans in the amount of $460.3 million and $371.1 million, respectively, representing 71.2% and 67.9% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2017.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)	December 31, 2017
	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$18,836	$27,239	$4,965	$51,040
Real Estate/Construction	89,743	285,934	176,901	552,578
All other loan	7,122	16,721	19,344	43,187
	$115,701	$329,894	$201,210	$646,805

Loans maturing after one year with:

		Variable Rate		$96,052
		Fixed Rate		435,052
				$531,104

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $265.7 million in 2017, as compared to $283.6 million in 2016. This represents 30.9% and 34.8% of the average earning assets for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, our investment securities portfolio amounted to $284.4 million and $272.4 million, respectively.

At December 31, 2017, the estimated weighted average life of the investment portfolio was approximately 4.8 years, duration of approximately 3.6 years, and a weighted average tax equivalent yield of approximately 2.68%. At December 31, 2016, the estimated weighted average life of the investment portfolio was approximately 5.1 years, duration of approximately 3.8 years, and a weighted average tax equivalent yield of approximately 2.48%.

We held no debt securities rated below investment grade at December 31, 2017.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2017	2016	2015
Securities available-for-sale at fair value:
U.S. Treasury	$1,505	$1,520	$1,522
U.S. Government sponsored enterprises	1,109	997	992
Small Business Administration pools	61,588	50,184	57,328
Mortgage-backed securities	143,768	144,298	146,261
State and local government	56,004	54,534	57,295
Preferred stock	—	1,000	417
Other	850	861	872
	$264,824	$253,394	$264,687
Securities held-to-maturity at amortized cost:
State and local government	$17,012	$17,193	$17,371
Total	$281,836	$270,587	$282,058
53

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $2.6 million and $1.8 million at December 31, 2017 and 2016, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2017:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Treasury	$—	—	$1,529	1.48%	$—	—	$—	—
Government sponsored enterprises			1,085	2.81%	—	—	—	—
Small Business Administration pools	565	1.00%	39,364	2.15%	17,567	2.84%	4,048	3.33%
Mortgage-backed securities	8,807	2.00%	95,693	2.14%	33,542	2.27%	7,143	2.87%
State and local government	—	—	2,702	2.87%	7,150	3.99%	45,259	4.33%
Other	932	2.40%	—	—	—	—	—	—
Total investment securities available-for-sale	$5,966	1.70%	$122,490	1.82%	$71,307	2.78%	$53,631	4.70%

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Held-to-maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

State and local government	$—	—	$2,622	2.68%	$7,246	3.35%	$7,144	3.86%
Total investment securities held-to-maturity:	$—	—	$2,622	2.68%	$7,246	3.35%	$7,144	3.86%

(1)	Yield calculated on tax equivalent basis

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $16.0 million in 2017, as compared to $17.5 million in 2016. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2017, short-term investments including funds on deposit at the Federal Reserve totaled $9.7 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $790.5 million during 2017, compared to $739.4 million during 2016. Average interest-bearing deposits were $591.3 million during 2017, as compared to $567.4 million during 2016.

The following table sets forth the deposits by category:

	December 31,
	2017		2016		2015
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$226,546	25.5%	$182,915	23.9%	$156,247	21.4%
Interest bearing checking accounts	189,034	21.3%	161,106	21.0%	154,262	20.0%
Money market accounts	175,325	19.7%	166,353	21.7%	164,046	23.1%
Savings accounts	104,756	11.8%	75,012	9.8%	60,699	8.4%
Time deposits less than $100,000	100,531	11.3%	90,332	11.8%	100,170	15.0%
Time deposits more than $100,000	92,131	10.4%	90,904	11.8%	80,727	12.1%
	$888,323	100.0%	$766,622	100.0%	$716,151	100.0%

Large certificate of deposit customers, which we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $796.2 million and $675.7 million at December 31, 2017 and 2016, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $36.1 million and $37.7 million at December 31, 2017 and December 31, 2016, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2017
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$10,482	$12,281	$30,504	$38,864	$92,131

There were no other time deposits of $100,000 or more at December 31, 2017.

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $19.2 million, $21.4 million and $19.3 million during 2017, 2016 and 2015, respectively. The maximum month-end balances during 2017, 2016 and 2015 were $21.3 million, $23.7 million and $22.5 million, respectively. The average rates paid during these periods were 0.37%, 0.19% and 0.19%, respectively. The balances of securities sold under agreements to repurchase were $19.3 million and $19.5 million at December 31, 2017 and 2016, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with the company and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2017 and 2016, the average outstanding advances amounted to $17.0 million and $23.2 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2017 and 2016:

	December 31,
(In thousands)	2017		2016
Maturing	Amount	Rate	Amount	Rate
2017	$—	—	$11,000	0.65%
2018	14,000	1.41%
2019	—	—	3,813	2.94%
2020	250	1.00%	4,519	3.26%
2021	—	—	4,703	3.09%
	$14,250	1.40%	$24,035	1.98%

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

Capital Adequacy and Dividends

Total shareholders’ equity as of December 31, 2017 was $105.7 million as compared to $81.9 million as of December 31, 2016. As previously noted, 877,384 shares of common stock were issued in connection with the Cornerstone merger in the fourth quarter of 2017 valued at $19.4 million. In 2017, the issuance of these shares, the retention of earnings less dividend payments on our common stock, offset by a decline in AOCI of $793 thousand, accounted for substantially all of the $23.8 million increase in shareholders’ equity. In 2015, we paid a dividend of $0.07 per share each quarter. During each quarter of 2016, we paid a dividend on our common stock of $0.08 per share. In 2017, we paid a $0.09 per share dividend on our common stock each quarter.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2017.

	2017	2016	2015
Return on average assets	0.62%	0.75%	0.73%
Return on average common equity	6.56%	8.08%	7.94%
Equity to assets ratio	10.06%	8.95%	9.16%
Dividend Payout Ratio	42.35%	31.68%	29.92%

In July 2013, the federal bank regulatory agencies issued a final rule that revised the risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act. The rules became effective as of January 1, 2015. Portions of the capital rules have a phase in period. The revised rules will be fully phased in as of January 1, 2019. As of December 31, 2017, the Company and the Bank meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time. The Company and the Bank exceeded the regulatory capital ratios at December 31, 2017 and 2016, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2017
Risk Based Capital
Tier 1	$44,396	6.0%	$99,118	13.4%	$54,722	7.4%
Total Capital	59,195	8.0%	104,915	14.2%	45,720	6.2%
CET1	33,297	4.5%	99,118	13.4%	65,821	8.9%
Tier 1 Leverage	41,030	4.0%	99,118	9.7%	58,088	5.7%
December 31, 2016
Risk Based Capital
Tier 1	$38,010	6.0%	$87,657	13.8%	$48,872	7.8%
Total Capital	50,681	8.0%	92,871	14.7%	42,253	6.7%
CET1	28,509	4.5%	87,657	13.8%	57,282	9.3%
Tier 1 Leverage	35,875	4.0%	87,657	9.8%	48,589	5.8%
The Company:
December 31, 2017
Risk Based Capital
Tier 1	$44,437	6.0%	$103,754	14.0%	$59,317	8.0%
Total Capital	59,249	8.0%	109,551	14.8%	46,345	6.8%
CET1	33,328	4.5%	89,364	12.1%	56,036	7.6%
Tier 1 Leverage	41,064	4.0%	103,754	10.1%	62,690	6.1%
December 31, 2016
Risk Based Capital
Tier 1	$38,126	6.0%	$91,966	14.5%	$53,840	8.5%
Total Capital	50,835	8.0%	97,180	15.3%	46,345	7.3%
CET1	28,595	4.5%	77,466	12.2%	48,871	7.7%
Tier 1 Leverage	35,957	4.0%	91,966	10.2%	56,009	6.2%

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

We anticipate that the Bank will remain a well capitalized institution for at least the next 12 months. Total shareholders’ equity was 10.06% of total assets at December 31, 2017 and 8.95% at December 31, 2016. Funds sold and short-term interest bearing deposits are our primary source of immediate liquidity and averaged $16.0 million and $17.5 million during the year ended December 31, 2017 and 2016, respectively. The Bank maintains federal funds purchased lines with two financial institutions each in the amount of $10.0 million. The FHLB has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the internal control structure over financial reporting as of December 31, 2017 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

/s/ Michael C. Crapps	/s/ Joseph G. Sawyer

Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
59

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited First Community Corporation and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, of the Company and our report dated March 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation and its subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2006.

Columbia, South Carolina

March 14, 2018

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2017	2016
ASSETS
Cash and due from banks	$14,803	$11,925
Interest-bearing bank balances	15,186	9,475
Federal funds sold and securities purchased under agreements to resell	602	599
Investments held-to-maturity	17,012	17,193
Investment securities available-for-sale	264,824	253,394
Other investments, at cost	2,559	1,809
Loans held for sale	5,093	5,707
Loans	646,805	546,709
Less, allowance for loan losses	5,797	5,214
Net loans	641,008	541,495
Property, furniture and equipment - net	36,103	29,833
Land held for sale	—	1,055
Bank owned life insurance	25,413	20,905
Other real estate owned	1,934	1,146
Intangible assets	2,569	1,102
Goodwill	14,589	5,078
Other assets	9,036	14,077
Total assets	$1,050,731	$914,793
LIABILITIES
Deposits:
Non-interest bearing demand	$226,546	$182,915
Interest bearing	661,777	583,707
Total deposits	888,323	766,622
Securities sold under agreements to repurchase	19,270	19,527
Federal Home Loan Bank Advances	14,250	24,035
Junior subordinated debt	14,964	14,964
Other liabilities	8,261	7,784
Total liabilities	945,068	832,932
Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 7,587,918 at December 31, 2017 and 6,708,393 at December 31, 2016	7,588	6,708
Common stock warrants issued	46	46
Nonvested restricted stock	(109)	(220)
Additional paid in capital	94,516	75,991
Retained earnings	4,066	573
Accumulated other comprehensive loss	(444)	(1,237)
Total shareholders’ equity	105,663	81,861
Total liabilities and shareholders’ equity	$1,050,731	$914,793

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2017	2016	2015

Interest income:
Loans, including fees	$26,134	$23,677	$23,219
Investment securities - taxable	4,001	3,819	3,630
Investment securities - non taxable	1,858	1,905	1,681
Other short term investments	163	105	119
Total interest income	32,156	29,506	28,649
Interest expense:
Deposits	1,825	1,818	1,750
Securities sold under agreement to repurchase	73	42	37
Other borrowed money	864	1,187	1,609
Total interest expense	2,762	3,047	3,396
Net interest income	29,394	26,459	25,253
Provision for loan losses	530	774	1,138
Net interest income after provision for loan losses	28,864	25,685	24,115
Non-interest income:
Deposit service charges	1,486	1,405	1,469
Mortgage banking income	3,778	3,382	3,432
Investment advisory fees and non-deposit commissions	1,291	1,135	1,287
Gain on sale of securities	400	601	355
Gain (loss) on sale of other assets	235	(33)	8
Loss on early extinguishment of debt	(447)	(459)	(199)
Other	2,896	2,909	2,614
Total non-interest income	9,639	8,940	8,966
Non-interest expense:
Salaries and employee benefits	16,951	15,323	14,428
Occupancy	2,166	2,167	2,076
Equipment	1,771	1,728	1,649
Marketing and public relations	901	865	848
FDIC Insurance assessments	312	412	527
Other real estate expense	3	201	524
Amortization of intangibles	343	318	387
Merger expenses	903	—	—
Other	6,008	4,762	4,239
Total non-interest expense	29,358	25,776	24,678
Net income before tax	9,145	8,849	8,403
Income tax expense	3,330	2,167	2,276
Net income	$5,815	$6,682	$6,127

Basic earnings per common share	$0.85	$1.01	$0.93
Diluted earnings per common share	$0.83	$0.98	$0.91

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year ended December 31,
	2017	2016	2015

Net income	$5,815	$6,682	$6,127

Adjustment to AOCI related to tax legislation	(149)	—	—

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of ($623), $860 and $106, respectively	1,206	(1,670)	(207)

Less: Reclassification adjustment for gain included in net income, net of tax of $134, $204, and $121, respectively	(264)	(397)	(234)
Other comprehensive income (loss)	793	(2,067)	(441)
Comprehensive income	$6,608	$4,615	$5,686

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock						Accumulated
	Number		Common	Additional	Nonvested	Retained	Other
	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
(Dollars and shares in thousands)	Issued	Stock	Warrants	Capital	Stock	(deficit)	Income (loss)	Total
Balance, December 31, 2014	6,664	$6,664	$48	$75,504	$(673)	$(8,286)	$1,271	$74,528
Net income						6,127		6,127
Other comprehensive loss net of tax of $227							(441)	(441)
Issuance of restricted stock	13	13		137	(150)			—
Restricted stock shares surrendered	(8)	(8)		(90)				(98)
Amortization of compensation on restricted stock					526			526
Exercise of stock warrants	2	2	(2)					—
Dividends: Common ($0.28 per share)						(1,833)		(1,833)
Dividend reinvestment plan	19	19		210				229
Balance, December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						6,682		6,682
Other comprehensive loss net of tax of $1,064							(2,067)	(2,067)
Issuance of restricted stock	22	22		275	(297)			—
Restricted stock shares surrendered	(26)	(26)		(327)				(353)
Amortization of compensation on restricted stock					374			374
Issuance of common stock	1	1		13				14
Dividends: Common ($0.32 per share)						(2,117)		(2,117)
Dividend reinvestment plan	21	21		269				290
Balance, December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						5,815		5,815
Other comprehensive gain net of tax of $487							942	942
Adjustment to AOCI related to tax legislation						149	(149)	—
Issuance of restricted stock	5	5		100	(105)			—
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Amortization of compensation on restricted stock					207			207
Issuance of common stock	877	877		18,468				19,345
Dividends: Common ($0.36 per share)						(2,471)		(2,471)
Dividend reinvestment plan	19	19		353				372
Balance, December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$5,815	$6,682	$6,127
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	1,448	1,333	1,253
Premium amortization	3,270	4,040	4,214
Provision for loan losses	530	774	1,138
Writedowns of other real estate owned	39	76	219
(Gain) loss on sale of other real estate owned	(235)	33	(8)
Originations of HFS loans	(104,200)	(96,489)	(101,944)
Sales of HFS loans	104,814	93,744	103,106
Amortization of intangibles	343	318	387
Gain on sale of securities	(400)	(601)	(355)
Accretion on acquired loans	(262)	(880)	(934)
Writedown of land held for sale	90	25	120
Loss on early extinguishment of debt	447	459	199
(Increase) decrease in other assets	6,495	(5,404)	936
Increase in accounts payable	157	1,025	50
Net cash provided in operating activities	18,351	5,135	14,508
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	25,368	33,215	26,099
Purchase of investment securities available-for-sale	(30,626)	(66,359)	(63,217)
Purchase of investment securities held-to-maturity	—	—	(6,879)
Maturity/call of investment securities available-for-sale	35,452	38,034	37,634
Proceeds from sale of other investments	250	486	1,250
Increase in loans	(39,944)	(57,456)	(45,460)
Net cash received in business combination	22,385	—	—
Proceeds from sale of other real estate owned	684	1,781	514
Purchase of property and equipment	(3,072)	(1,237)	(2,672)
Purchase of BOLI	(1,500)	—	(5,250)
Net cash provided (used) in investing activities	8,997	(51,536)	(57,981)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	(4,868)	50,403	46,652
Advances from the Federal Home Loan Bank	26,000	73,593	32,500
Repayment of advances from the Federal Home Loan Bank	(36,273)	(74,865)	(36,848)
Increase (decrease) in securities sold under agreements to repurchase	(1,106)	(1,506)	3,650
Repayment of long term debt	—	—	(370)
Restricted shares surrendered	(408)	(353)	(98)
Issuance of common stock	—	14	—
Dividend reinvestment plan	372	290	229
Dividends paid on Common Stock	(2,471)	(2,117)	(1,833)
Net cash (used) provided in financing activities	(18,756)	45,459	43,882
Net increase (decrease) in cash and cash equivalents	8,592	(942)	409
Cash and cash equivalents at beginning of year	21,999	22,941	22,532
Cash and cash equivalents at end of year	$30,591	$21,999	$22,941
Supplemental disclosure:
Cash paid during the period for: Interest	$2,796	$3,097	$3,468
Income Taxes	$1,895	$1,345	$2,220
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net of tax	$942	$(2,067)	$(441)
Transfer of loans to other real estate owned	$1,275	$579	$240

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expense totaled $901 thousand, $820 thousand and $806 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2017, 2016 or 2015.

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

In March 2017, the FASB amended the requirements in the Compensation—Retirement Benefits Topic of the Accounting Standards Codification related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to revenue recognition. The amendments were effective upon issuance. The Company is currently evaluating the impact on revenue recognition however it does not expect these amendments to have a material effect on its financial statements.

In February 2018, the FASB Issued (2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings is included in the Statement of Changes in Shareholders Equity.

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

Reclassifications

Certain captions and amounts in the 2015 and 2016 consolidated financial statements were reclassified to conform to the 2017 presentation.

Note 3—MERGERS AND ACQUISITIONS

On October 20, 2017, the Company acquired all of the outstanding common stock of Cornerstone Bancorp of Easley, South Carolina (“Cornerstone”) the bank holding company for Cornerstone National Bank (“CNB”), in a cash and stock transaction. The total purchase price was approximately $27.1 million, consisting of $7.8 million in cash and 877,364 shares of our common stock valued at $19.3 million based on a provision in the merger agreement that 30% of the outstanding shares of Cornerstone common stock be exchanged for cash and 70% of the outstanding shares of Cornerstone common stock be exchanged for shares of the Company’s common stock. The value of the Company’s common stock issued was determined based on the closing price of the common stock on October 19, 2017 as reported by NASDAQ, which was $22.05. Cornerstone common shareholders received 0.54 shares of the Company’s common stock in exchange for each share of Cornerstone common stock, or $11.00 per share, subject to the limitations discussed above. The Company issued 877,364 shares of its common stock in connection with the merger.

The Cornerstone transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date based on a third party valuation of significant accounts. Fair values are subject to refinement for up to a year.

Note 3—MERGERS AND ACQUISITIONS (continued)

The following table presents the assets acquired and liabilities assumed as of October 20, 2017 as recorded by the Company on the acquisition date and initial fair value adjustments.

	As Recorded by	Fair Value		As Recorded
(Dollars in thousands, except per share data)	Cornerstone	Adjustments		by the Company
Assets
Cash and cash equivalents	$30,060	$—		$30,060
Investment securities	44,018	(358	)(a)	43,660
Loans	60,835	(734	)(b)	60,101
Premises and equipment	4,164	573	(c)	4,737
Intangible assets	—	1,810	(d)	1,810
Bank owned life insurance	2,384	—		2,384
Other assets	3,082	(473	)(e)	2,609
Total assets	$144,543	$818		$145,361

Liabilities
Deposits:
Noninterest-bearing	$27,296	$—		$27,296
Interest-bearing	99,152	150	(f)	99,302
Total deposits	126,448	150		126,598
Securities sold under agreements to repurchase	849	—		849
Other liabilities	320	—		319
Total liabilities	127,617	150		127,766
Net identifiable assets acquired over liabilities assumed	16,926	668		17,594

Goodwill	—	9,510		9,510
Net assets acquired over liabilities assumed	$16,926	$10,178		$27,104

Consideration:
First Community Corporation common shares issued	877,364
Purchase price per share of the Company’s common stock	$22.05
	$19,346
Cash exchanged for stock and fractional shares	7,758
Fair value of total consideration transferred	$27,104

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by Cornerstone.

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

Note 3—MERGERS AND ACQUISITIONS (Continued)

The operating results of the Company for the period ended December 31, 2017 include the operating results of the acquired assets and assumed liabilities for the 72 days subsequent to the acquisition date of October 20, 2017. Merger-related charges related to the Cornerstone acquisition of $945 thousand are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including legal, accounting and auditing, investment banker, travel, printing, supplies and other costs.

The following table discloses the impact of the merger with Cornerstone (excluding the impact of merger-related expenses) since the acquisition on October 20, 2017 through December 31, 2017. The table also presents certain pro forma information as if Cornerstone had been acquired on January 1, 2017 and January 1, 2016. These results combine the historical results of Cornerstone in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017 or January 1, 2016.

	Actual since
	Acquisition	Pro Forma	Pro Forma
	(October 20, 2017	Twelve Months	Twelve Months
(Dollars in thousands)	through December 31, 2017)	Ended December 31, 2017	Ended December 31, 2016
Total revenues (net interest income plus noninterest income)	$9,014	$43,602	$41,300
Net income	$577	$6,791	$7,750
74

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
US Treasury securities	$1,529	$—	$24	$1,505
Government Sponsored Enterprises	1,085	24	—	1,109
Mortgage-backed securities	145,185	285	1,702	143,768
Small Business Administration pools	61,544	374	330	61,588
State and local government	55,111	1,309	416	56,004
Corporate and other securities	932	—	82	850
	$265,386	$1,992	$2,554	$264,824

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2016
US Treasury securities	$1,538	$—	$18	$1,520
Government Sponsored Enterprises	959	38	—	997
Mortgage-backed securities	145,696	480	1,878	144,298
Small Business Administration pools	50,560	208	584	50,184
State and local government	54,702	907	1,075	54,534
Corporate and other securities	1,932	—	71	1,861
	$255,387	$1,633	$3,626	$253,394
75

Note 4—INVESTMENT SECURITIES (Continued)

HELD-TO-MATURITY

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
State and local government	$17,012	$223	$15	$17,220
	$17,012	$223	$15	$17,220

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2016
State and local government	$17,193	$54	$133	$17,114
	$17,193	$54	$133	$17,114

At December 31, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $790.0 thousand and foreign debt of $60.0 thousand. At December 31, 2016, corporate and other securities available-for-sale included the following at fair value: mutual funds at $801.1 thousand, foreign debt of $60.1 thousand, and corporate preferred stock in the amount of $1.0 million. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.6 million and corporate stock in the amount of $1.0 million at December 31, 2017. The Company held $1.8 million of FHLB stock at December 31, 2016.

For the year ended December 31, 2017, proceeds from the sale of securities available-for-sale amounted to $25.3 million, gross realized gains amounted to $422 thousand and gross realized losses amounted to $22 thousand. For the year ended December 31, 2016, proceeds from the sale of securities available-for-sale amounted to $32.2 million, gross realized gains amounted to $601 thousand and there were no gross realized losses. For the year ended December 31, 2015, proceeds from the sale of securities available-for-sale amounted to $26.1 million, gross realized gains amounted to $380 thousand and gross realized losses amounted to $25 thousand. The tax provision applicable to the net realized gain was approximately $134 thousand, $204 thousand, and $121 thousand for 2017, 2016 and 2015, respectively.

76

Note 4—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2017, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$10,304	$10,245	$—	$—
Due after one year through five years	140,373	139,921	2,622	2,618
Due after five years through ten years	58,259	57,513	7,246	7,306
Due after ten years	56,450	57,145	7,144	7,296
	$265,386	$264,824	$17,012	$17,220

Securities with an amortized cost of $101.2 million and fair value of $100.2 million at December 31, 2017 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $102.8 million and fair value of $107.6 million at December 31, 2016 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2017 and December 31, 2016.

	Less than 12 months		12 months or more		Total
December 31, 2017 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$—	$—	$1,505	$24	$1,505	$24
Government Sponsored Enterprise mortgage-backed securities	50,377	420	46,071	1,282	96,448	1,702
Small Business Administration pools	17,607	164	16,311	166	33,918	330
State and local government	3,639	15	12,990	401	16,629	416
Corporate bonds and other	—	—	790	82	790	82
Total	$71,623	$599	$77,667	$1,955	$149,290	$2,554

	Less than 12 months		12 months or more		Total
December 31, 2017 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$2,899	$15	$—	$—	$2,899	$15
Total	$2,899	$15	$—	$—	$2,899	$15
77

Note 4—INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or more		Total
December 31, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$1,520	$18	$—	$—	$1,520	$18
Government Sponsored Enterprise mortgage-backed securities	77,389	1,597	16,655	281	94,044	1,878
Small Business Administration pools	15,213	206	23,382	378	38,595	584
State and local government	17,502	1,075	—	—	17,502	1,075
Corporate bonds and other	—	—	801	71	801	71
Total	$111,624	$2,896	$40,838	$730	$152,462	$3,626

	Less than 12 months		12 months or more		Total
December 31, 2016 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$10,245	$133	$—	$—	$10,245	$133
Total	$10,245	$133	$—	$—	$10,245	$133
78

Note 4—INVESTMENT SECURITIES (Continued)

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $145.0 million and $145.3 million and approximate fair value of $143.6 million and $143.9 million at December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2017.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2017 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2016 with an amortized cost of $427.2 thousand and approximate fair value of $436.5 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, no OTTI charges were recorded in earnings for the PLMBS portfolio. At December 31, 2017 the Company does not own any securities rated below investment grade.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2017 and December 31, 2016.

79

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Commercial, financial and agricultural	$51,040	$42,704
Real estate:
Construction	45,401	45,746
Mortgage-residential	46,901	47,472
Mortgage-commercial	460,276	371,112
Consumer:
Home equity	32,451	31,368
Other	10,736	8,307
Total	$646,805	$546,709

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at the beginning of year	$5,214	$4,596	$4,132
Provision for loan losses	530	774	1,138
Charged off loans	(173)	(239)	(807)
Recoveries	226	83	133
Balance at end of year	$5,797	$5,214	$4,596
80

Note 5—LOANS (Continued)

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2017
Allowance for loan losses:
Beginning balance	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	(7)	(131)	—	(173)
Recoveries	5	—	5	172	24	20	—	226
Provisions	76	(3)	18	142	138	19	140	530
Ending balance	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$25	$—	$—	$—	$27

Collectively evaluated for impairment	221	101	459	3,052	308	35	1,594	5,770

Loans receivable:
Ending balance-total	$51,040	$45,401	$46,901	$460,276	$32,451	$10,736	$—	$646,805

Ending balances:

Individually evaluated for impairment	—	—	413	4,742	—	—	—	5,155

Collectively evaluated for impairment	51,040	45,401	46,488	455,534	32,451	10,736	—	641,650
81

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2016
Allowance for loan losses:
Beginning balance	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(11)	(136)	(20)	(72)	—	(239)
Recoveries	5	—	40	21	3	14	—	83
Provisions	65	53	186	872	43	148	(593)	774
Ending balance	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$4	$—	$—	$—	$6

Collectively evaluated for impairment	145	104	436	2,789	153	127	1,454	5,208

Loans receivable:
Ending balance-total	$42,704	$45,746	$47,472	$371,112	$31,368	$8,307	$—	$546,709

Ending balances:
Individually evaluated for impairment	—	—	639	5,124	56	—	—	5,819

Collectively evaluated for impairment	42,704	45,746	46,833	365,988	31,312	8,307	—	540,890
82

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2015
Allowance for loan losses:
Beginning balance	$67	$45	$179	$1,572	$134	$44	$2,091	$4,132
Charge-offs	(69)	—	(50)	(626)	—	(62)	—	(807)
Recoveries	6	—	7	33	3	84	—	133
Provisions	71	6	87	1,057	(10)	(29)	(44)	1,138
Ending balance	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596

Ending balances:
Individually evaluated for impairment	$—	$—	$3	$—	$—	$—	$—	$3

Collectively evaluated for impairment	75	51	220	2,036	127	37	2,047	4,593

Loans receivable:
Ending balance-total	$37,809	$35,829	$49,077	$326,978	$30,906	$8,592	$—	$489,191

Ending balances:
Individually evaluated for impairment	9	—	848	5,620	—	—	—	6,477

Collectively evaluated for impairment	37,800	35,829	48,229	321,358	30,906	8,592	—	482,714

At December 31, 2017 $57.3 million of loans acquired in the Cornerstone acquisition were excluded in the evaluation of the adequacy of the allowance for loan losses. These loans were recorded at fair value at acquisition which included a credit component of approximately $1.5 million. Loans acquired prior to 2017 have been included in the evaluation of the allowance for loan losses.

83

Note 5—LOANS (Continued)

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2017 and December 31, 2016.

(Dollars in thousands)	For the years ended December 31,
	2017	2016
Balance, beginning of year	$6,103	$7,037

New Loans	545	481

Less loan repayments	1,099	1,415
Balance, end of year	$5,549	$6,103

The following table presents at December 31, 2017, 2016 and 2015, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2017	2016	2015
Total loans considered impaired at year end	$5,155	$5,819	$6,477
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$1,669	$224	$49
Related allowance	$27	$6	$3
Loans considered impaired and previously written down to fair value	$3,485	$5,595	$6,428
Average impaired loans	$5,513	$8,727	$9,518
Amount of interest earned during period of impairment	$132	$112	$64

84

The following tables are by loan category and present at December 31, 2017, December 31, 2016 and December 31, 2015 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	371	437	—	399	—
Mortgage-commercial	3,087	5,966	—	3,420	13
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	42	2	43	2
Mortgage-commercial	1,654	2,261	25	1,652	117
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	413	479	2	442	2
Mortgage-commercial	4,742	8,227	25	5,072	130
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$5,155	$8,706	$27	$5,513	$132
85

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	593	603	—	660	—
Mortgage-commercial	4,946	6,821	—	7,777	98
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	46	46	2	48	2
Mortgage-commercial	178	178	4	186	12
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	639	649	2	708	2
Mortgage-commercial	5,124	6,999	4	7,963	110
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,819	$7,704	$6	$8,727	$112
86

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$9	$9	$—	$13	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	799	874	—	1,082	1
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	49	49	3	51	3
Mortgage-commercial	—	—	—	—	—
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	9	9	—	13	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	848	923	3	1,133	4
Mortgage-commercial	5,620	7,548	—	8,372	60
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$6,477	$8,480	$3	$9,518	$64
87

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2017 and December 31, 2016, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2017		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$50,680	$179	$181	$—	$51,040
Real estate:
Construction	45,401	—	—	—	45,401
Mortgage – residential	45,343	720	838	—	46,901
Mortgage – commercial	446,531	7,698	6,047	—	460,276
Consumer:
Home Equity	30,618	1,524	309	—	32,451
Other	10,731	—	5	—	10,736
Total	$629,304	$10,121	$7,380	$—	$646,805
(Dollars in thousands)
December 31, 2016		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$42,486	$218	$—	$—	$42,704
Real estate:
Construction	45,746	—	—	—	45,746
Mortgage – residential	45,751	622	1,099	—	47,472
Mortgage – commercial	358,767	5,773	6,572	—	371,112
Consumer:
Home Equity	30,929	180	259	—	31,368
Other	8,301	6	—	—	8,307
Total	$531,980	$6,799	$7,930	$—	$546,709

88

Note 5—LOANS (Continued)

At December 31, 2017 and 2016, non-accrual loans totaled $3.3 million and $4.1 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $230 thousand and $340 thousand in 2017 and 2016, respectively. Interest recorded on non-accrual loans in 2017 and 2016 amounted to $8 thousand and $6 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2017 and 2016 amounted to $1.8 million and $1.8 million, respectively. Interest earned during 2017 and 2016 on these loans amounted to $132 thousand and $112 thousand, respectively.

There were loans of $32.0 thousand and $53.0 thousand that were greater than 90 days delinquent and still accruing interest as of December 31, 2017 and December 31, 2016, respectively.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2017 and December 31, 2016:

(Dollars in thousands) December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$26	$—	$32	$—	$58	$50,982	$51,040
Real estate:
Construction	—	—	—	—	—	45,401	45,401
Mortgage-residential	109	38	—	371	518	46,383	46,901
Mortgage-commercial	290	828	—	2,971	4,089	456,187	460,276
Consumer:
Home equity	805	36	—	—	841	31,610	32,451
Other	1	5	—	—	6	10,730	10,736
Total	$1,231	$907	$32	$3,342	$5,512	$641,293	$646,805

(Dollars in thousands) December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$11	$—	$—	$—	$11	$42,693	$42,704
Real estate:
Construction	—	—	—	—	—	45,746	45,746
Mortgage-residential	194	145	32	593	964	46,508	47,472
Mortgage-commercial	995	337	—	3,400	4,732	366,380	371,112
Consumer:
Home equity	59	64	16	56	195	31,173	31,368
Other	16	1	5	—	22	8,285	8,307
Total	$1,275	$547	$53	$4,049	$5,924	$540,785	$546,709
89

Note 5—LOANS (Continued)

The following table, by loan category, presents loans determined to be TDRs during the twelve month period ended December 31, 2017. There were no loans determined to be TDRs during the twelve month periods ended December 31, 2016 and December 31, 2015.

Troubled Debt Restructurings	For the twelve months ended December 31, 2017
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TDRs
Mortgage-Commercial	1	$189	$189
Total TDRs	1	$189	$189

During the twelve month period ended December 31, 2017, the Company determined one loan to be a TDR and lowered the rate due to borrower financial hardship.

There were no loans determined to be TDRs in the twelve months ended December 31, 2015, December 31, 2016 and December 31, 2017 that had payment subsequent payment defaults. Defaulted loans are those loans that are greater than 90 days past due

In the determination of the allowance for loan losses, all TDRs are reviewed to ensure that one of the three proper valuation methods (fair market value of the collateral, present value of cash flows, or observable market price) is adhered to. All non-accrual loans are written down to its corresponding collateral value. All TDR accruing loans where the loan balance exceeds the present value of cash flow will have a specific allocation. All nonaccrual loans are considered impaired. Under ASC 310-10, a loan is impaired when it is probable that the Bank will be unable to collect all amounts due including both principal and interest according to the contractual terms of the loan agreement.

90

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

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2017, 2016 and 2015 follows (dollars in thousands):

(Dollars in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Accretable yield, beginning of period	$34	$92	$75
Additions	10	—	—
Accretion	(67)	(170)	(544)
Reclassification of nonaccretable difference due to improvement in expected cash flows	44	112	561
Other changes, net	—	—	—
Accretable yield, end of period	$21	$34	$92

At December 31, 2017 and 2016 the recorded investment in purchased impaired loans was $733 thousand and $593 thousand respectively. The unpaid principal balance was $1.0 million and $811 thousand at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016 these loans were all secured by commercial real estate.

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

91

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

92

Note 6– FAIR VALUE MEASUREMENT (Continued)

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$30,591	$30,591	$30,591	$—	$—
Held-to-maturity securities	17,012	17,220	—	17,220	—
Available-for-sale securities	264,824	264,824	790	264,034	—
Other investments, at cost	2,559	2,559	—	—	2,559
Loans held for sale	5,093	5,093	—	5,093	—
Net loans receivable	641,008	639,489	—	634,361	5,128
Accrued interest	3,489	3,489	3,489	—	—
Financial liabilities:
Non-interest bearing demand	$226,546	$226,546	$—	$226,546	$—
NOW and money market accounts	364,358	364,358	—	364,358	—
Savings	104,756	104,756	—	104,756	—
Time deposits	192,663	192,186	—	192,186	—
Total deposits	888,323	887,846	—	887,846	—
Federal Home Loan Bank Advances	14,250	14,248	—	14,248	—
Short term borrowings	19,270	19,270	—	19,270	—
Junior subordinated debentures	14,964	15,025	—	15,025	—
Accrued interest payable	562	562	562	—	—
93

Note 6– FAIR VALUE MEASUREMENT (Continued)

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
94

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2017 and December 31, 2016 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2017 or December 31, 2016 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,505	$—	$1,505	$—
Government sponsored enterprises	1,109	—	1,109	—
Mortgage-backed securities	143,768	—	143,768	—
Small Business Administration securities	61,588	—	61,588	—
State and local government	56,004	—	56,004	—
Corporate and other securities	850	790	60	—
	264,824	790	264,034	—
Loans held for sale	5,093	—	5,093	—
Total	$269,917	$790	$269,127	$—

(Dollars in thousands)

Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,520	$—	$1,520	$—
Government sponsored enterprises	997	—	997	—
Mortgage-backed securities	144,298	—	144,298	—
Small Business Administration securities	50,184	—	50,184	—
State and local government	54,534	—	54,534	—
Corporate and other securities	1,861	801	60	1,000
	253,394	801	251,593	1,000
Loans held for sale	5,707	—	5,707	—
Total	$259,101	$801	$257,300	$1,000
95

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2017 and 2016 measured on a recurring basis:

2017
(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2016	$1,000
Total gains or losses (realized/unrealized) Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements (net)	—
Transfers in and/or out of Level 3	(1,000)
Ending Balance December 31, 2017	$—

2016
(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2015	$417
Total gains or losses (realized/unrealized) Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements (net)	583
Transfers in and/or out of Level 3	—
Ending Balance December 31, 2016	$ 1,000
96

Note 6– FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2017 and December 31, 2016 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2017 and 2016.

(Dollars in thousands)
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	411	—	—	411
Mortgage-commercial	4,717	—	—	4,717
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	5,129	—	—	5,129
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	47	—	—	47
Mortgage-commercial	1,059	—	—	1,059
Total other real estate owned	1,934	—	—	1,934
Total	$7,062	$—	$—	$7,062

(Dollars in thousands)
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	637	—	—	637
Mortgage-commercial	5,120	—	—	5,120
Consumer:
Home equity	56	—	—	56
Other	—	—	—	—
Total impaired	5,813	—	—	5,813
Other real estate owned:
Construction	141	—	—	141
Mortgage-residential	269	—	—	269
Mortgage-commercial	736	—	—	736
Total other real estate owned	1,146	—	—	1,146
Total	$6,959	$—	$—	$6,959
97

Note 6– FAIR VALUE MEASUREMENT (Continued)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $5.2 million and $5.8 million for the year ended December 31, 2017 and year ended December 31, 2016, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,129	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
98

Note 6– FAIR VALUE MEASUREMENT (Continued)

(Dollars in thousands)	Fair Value as of December 31, 2016	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Corporate and Other Securities	$1,000	Estimation based on comparable non-listed securities	Comparable transactions	n/a
OREO	$1,146	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,813	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2017	2016
Land	$10,683	$8,629
Premises	28,684	24,722
Equipment	4,673	3,819
Fixed assets in progress	863	14
	44,903	37,184
Accumulated depreciation	8,800	7,351
	$36,103	$29,833

Provision for depreciation included in operating expenses for the years ended December 31, 2017, 2016 and 2015 amounted to $1.5 million, $1.3 million, and $1.3 million, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2017	2016
Core deposit premiums, gross carrying amount	$3,358	$1,548
Other intangibles	538	538
	3,896	2,086
Accumulated amortization	(1,327)	(984)
Net	$2,569	$1,102

Amortization of the intangibles amounted to $343 thousand, $318 thousand and $387 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

On October 20, 2017, we completed our acquisition of Cornerstone Bancorp (“Cornerstone”) and its wholly-owned subsidiary, Cornerstone National Bank. Under the terms of the merger agreement, Cornerstone shareholders received either $11.00 in cash or 0.54 shares of the Company’s common stock, or a combination thereof, for each Cornerstone share they owned immediately prior to the merger, subject to the limitation that 70% of the outstanding shares of Cornerstone common stock were exchanged for shares of the Company’s common stock and 30% of the outstanding shares of Cornerstone were exchanged for cash. The Company issued 877,384 shares of common stock in the merger. Total intangibles, including goodwill of $9.5 million and a core deposit premium of $1.8 million, were recorded in conjunction with the acquisition.

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

Total goodwill from acquisitions at December 31, 2017 and 2016 totaled $14.6 million. The goodwill is tested for impairment annually having identified none as of December 31, 2017 or 2016.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2017 and 2016 was $25.4 million and $20.9 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2017 and 2016.

	December 31,
(In thousands)	2017	2016
Balance—beginning of year	$1,146	$2,458
Additions—foreclosures	1,275	579
Writedowns	39	76
Sales	448	1,815
Balance, end of year	$1,934	$1,146

Note 10—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Non-interest bearing demand deposits	$226,546	$182,915
Interest bearing demand deposits and money market accounts	364,358	327,459
Savings	104,756	75,012
Time deposits	192,663	181,236
Total deposits	$888,323	$766,622

At December 31, 2017, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2018	$107,235
2019	41,528
2020	19,997
2021	15,624
2022	8,279
$192,663

Interest paid on time deposits of $100 thousand or more totaled $573 thousand, $606 thousand, and $603 thousand in 2017, 2016, and 2015, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2017 and 2016 were $38.4 million and $37.7 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2017 and 2016 amounted to approximately $7.0 million and $10.3 million, respectively.

The amount of overdrafts classified as loans at December 31, 2017 and 2016 were $165 thousand and $267 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2017 and 2016 was 0.74% and 0.19%, respectively. The maximum month-end balance during 2017 and 2016 was $21.3 million and $23.7 million, respectively. The average outstanding balance during the years ended December 31, 2017 and 2016 amounted to $19.2 million and $21.4 million, respectively, with an average rate paid of 0.37% and 0.20%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2017 and 2016, the Company had unused short-term lines of credit totaling $30.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2017 and 2016, consisted of the following:

	December 31,
(In thousands)	2017		2016
Maturing	Amount	Rate	Amount	Rate
2017	$—	—	$11,000	0.65%
2018	14,000	1.41%
2019	—	—	3,813	2.94%
2020	250	1.00%	4,519	3.26%
2021	—	—	4,703	3.09%
	$14,250	1.40%	$24,035	1.98%

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $35.3 million at December 31, 2017. No securities have been pledged as collateral for advances as of December 31, 2017. As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $40.2 million at December 31, 2016. No securities have been pledged as collateral for advances as of December 31, 2016. Advances are subject to prepayment penalties. The average advances during 2017 and 2016 were $17.1 million and $23.4 million, respectively. The average interest rate for 2017 and 2016 was 1.72% and 2.96%, respectively. The maximum outstanding amount at any month end was $39.3 million and $32.8 million for 2017 and 2016, respectively.

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company prepaid advances in the amount of $13.3 million, $35.9 million and $4.0 million, respectively, and realized losses on the early extinguishment of $447 thousand, $459 thousand and $199 thousand, respectively.

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

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Current
Federal	$1,665	$2,491	$2,116
State	92	36	387
	1,757	2,627	2,503
Deferred
Federal	1,573	(460)	(227)
State	—	—	—
	1,573	(460)	(227)
Income tax expense	$3,330	$2,167	$2,276

Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2017	2016	2015
Expected federal income tax expense	$3,109	$3,009	$2,857
State income tax net of federal benefit	61	90	255
Tax exempt interest	(593)	(608)	(531)
Increase in cash surrender value life insurance	(212)	(206)	(139)
Valuation allowance	216	2	35
Merger expenses	92	—	—
Low income housing tax credits	(186)	(186)	(186)
Excess tax benefit of stock compensation	(197)	—	—
Deferred tax adjustment resulting from tax rate change	1,247	—	—
Other	(207)	66	(15)
	$3,330	$2,167	$2,276
103

Note 14—INCOME TAXES (continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2017	2016
Assets:
Allowance for loan losses	$1,250	$1,798
Excess tax basis of deductible intangible assets	554	293
Excess tax basis of assets acquired	184	215
Net operating loss carry forward	891	424
Unrealized loss on available for sale securities	118	642
Compensation expense deferred for tax purposes	909	1,286
Deferred loss on other-than-temporary-impairment charges	5	8
Tax credit carry-forwards	73	17
Other	351	675
Total deferred tax asset	4,335	5,358
Valuation reserve	705	489
Total deferred tax asset net of valuation reserve	3,630	4,869
Liabilities:
Tax depreciation in excess of book depreciation	358	357
Excess financial reporting basis of assets acquired	1,211	1,310
Total deferred tax liabilities	1,569	1,667
Net deferred tax asset recognized	$2,061	$3,202

At December 31 2017 the Company has approximately $15.2 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company as well as capital losses of $103 thousand for which realizability is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act reduces the corporate tax rate to 21% from 35%, effective for 2018, among other things. As a result of the change in tax rates we revalued our deferred tax assets and liabilities to reflect realization at the lower rate effective December 22, 2017, the date the law was enacted. The impact of this adjustment was to increase our deferred tax expense by approximately $1.2 million for the year ended December 31, 2017. The lower tax rate will decrease the overall tax rate in future periods.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $524 thousand has been recorded directly to shareholders’ equity. The portion of the change on unrealized losses on the securities related directly to the change in tax rates was adjusted through tax expense and amounted to approximately $149 thousand and it is included in the overall $1.2 million adjustment related to the tax rate change. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $617 thousand, purchase accounting adjustments of $216 thousand and net deferred tax assets acquired in the Cornerstone transaction of approximately $1.2 million. At December 31, 2017 the Company had a federal net operating loss carryforward in the amount of $1.4 million acquired in the Cornerstone transaction. There are statutory limitations on the amount that can be utilized in each year. It is anticipated that all of the net operating loss will be utilized prior to expiration.

Tax returns for 2014 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2017, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2017 and 2016, the Bank had commitments to extend credit including lines of credit of $107.6  million and $87.3 million respectively.

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

The primary market areas served by the Bank include the Midlands Region of South Carolina to include Lexington, Richland, Newberry and Kershaw Counties; the Central Savannah River Region to include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia. With the acquisition of Cornerstone we also serve Greenville, Anderson and Pickens Counties in South Carolina which we refer to as the Upstate Region.. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $26.2 million. Based on this criteria, the Bank had four such concentrations at December 31, 2017, including $104.2 million (16.1% of total loans excluding held for sale) to private households, $198.6 million (30.7% of total loans) to lessors of non-residential properties, $66.6 million (10.3% of total loans) to lessors of residential properties and $38.5 million (6.0% of total loans) to religious organizations.  As reflected above, private households and lessors of non-residential properties equate to approximately 99.3% and 189.3% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans approximately 1,605 for private households and 391 loans for lessors of non-residential properties.. Commercial real estate loans and commercial construction loans represent $491.6 million, or 76.0%, of the portfolio. Approximately $181.6 million, or 36.9%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

Note 16—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
ATM/debit card, bill payment and data processing*	$1,412	$798	$605
Supplies	165	130	137
Telephone	378	349	357
Courier	106	95	89
Correspondent services	227	237	207
Insurance	394	291	265
Postage	113	182	185
Loss on limited partnership interest	161	172	188
Director fees	378	391	367
Legal and Professional fees	991	738	586
Shareholder expense	131	172	130
Other	1,552	1,207	1,123
	$6,008	$4,762	$4,239

*In June of 2017, the company moved its data processing from an in-house environment to an out-sourcing environment with FIS.

Note 17—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2017 and 2016, the Company had 341,114 and 346,294 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

There were no stock options outstanding and exercisable as of December 31, 2017, December 31, 2016 and December 31, 2015.

In 2017, 2016 and 2015, each non-employee director received 245, 379 and 427 common shares of restricted stock, respectively, in connection with their overall compensation plan. In 2017, there were 3,430 restricted shares granted at a value of $20.38 per share. The 2017 shares vested on January 1, 2018. In 2016, there were 5,303 restricted shares granted at a value of $13.20 per share. The 2016 shares vested on January 1, 2017. In 2015, there were 6,410 restricted shares granted at a value of $11.70 per share. The 2015 shares vested on January 1, 2016. In 2017, 2016 and 2015, 2,103, 17,179 and 6,463 restricted shares, respectively, were issued to executive officers in connection with the Bank’s incentive compensation plan. The shares were valued at $20.38, $13.20 and $11.70 per share, respectively. Restricted shares granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2017, 2016 and 2015 are based on the price of the Company’s common stock on the grant date.

In 2014, 29,228 restricted shares were issued to senior officers of SRBC and retained by the Company in connection with the merger. The shares were valued at $10.55 per share. Restricted shares granted to these officers vest in three equal annual installments beginning on January 31, 2015.

Warrants to purchase 97,180 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 and remain outstanding at December 31, 2017. The remaining outstanding warrants expire on December 16, 2019. The related subordinated debt was paid off in November 2012.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the Board. At December 31, 2017 and 2016, there were 110,320 and 101,888 units in the plan, respectively. The accrued liability related to the plan at December 31, 2017 and 2016 amounted to $1.1 million and $967 thousand, respectively, and is included in “Other liabilities” on the balance sheet.

Note 18—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2017, 2016 and 2015, the plan expense amounted to $405 thousand, $372 thousand and $364 thousand, respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. In 2015, the Company established a salary continuation plan to cover additional key employees. The plans provide for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Single premium life insurance policies were purchased in 2006, 2015 and 2017 in the amount of $3.5 million, $5.2 million and $1.5 million, respectively. These policies are designed to offset the funding of these benefits. The cash surrender value at December 31, 2017 and 2016 of all bank owned life insurance was $25.4 million and $20.9 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2017, 2016 and 2015 amounted to $401 thousand, $382 thousand, and $285 thousand, respectively.

Note 19—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2017	2016	2015
Numerator (Included in basic and diluted earnings per share)	$5,815	$6,682	$6,127
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	6,849	6,617	6,558
Dilutive securities:
Deferred compensation	84	112	110
Warrants—Treasury stock method	70	58	51
Diluted common shares outstanding	7,003	6,787	6,719
The average market price used in calculating assumed number of shares	$21.16	$14.86	$12.31

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance $2.5 million in subordinated debt (See Note 17). As shown above, the warrants were dilutive for the periods ended December 31, 2017, December 31, 2016 and December 31, 2015.

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

In July 2013, the federal bank regulatory agencies issued a final rule that revised the risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. The rules became effective as of January 1, 2015. Portions of the new rules have a phase in period. The revised rules will be fully phased in as of January 1, 2019. As of December 31, 2017, the Company and the Bank meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that time.

On October 20, 2017, we completed our acquisition of Cornerstone Bancorp (“Cornerstone”) and its wholly-owned subsidiary, Cornerstone National Bank. Under the terms of the merger agreement, Cornerstone shareholders received either $11.00 in cash or 0.54 shares of the Company’s common stock, or a combination thereof, for each Cornerstone share they owned immediately prior to the merger, subject to the limitation that 70% of the outstanding shares of Cornerstone common stock were exchanged for shares of the Company’s common stock and 30% of the outstanding shares of Cornerstone were exchanged for cash. The Company issued 877,384 shares of common stock in the merger.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

The Company and the Bank exceeded the minimum regulatory capital ratios at December 31, 2017 and 2016, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank:
December 31, 2017
Risk Based Capital
Tier 1	$44,396	6.0%	$99,118	13.4%	$54,722	7.4%
Total Capital	59,195	8.0%	104,915	14.2%	45,720	6.2%
CET1	33,297	4.5%	99,118	13.4%	65,821	8.9%
Tier 1 Leverage	41,030	4.0%	99,118	9.7%	58,088	5.7%
December 31, 2016
Risk Based Capital
Tier 1	$38,011	6.0%	$87,657	13.8%	$49,646	7.8%
Total Capital	50,681	8.0%	92,871	14.7%	42,190	6.7%
CET1	28,508	4.5%	87,657	13.8%	59,149	9.3%
Tier 1 Leverage	35,875	4.0%	87,657	9.8%	51,782	5.8%

The Company:
December 31, 2017
Risk Based Capital
Tier 1	$44,437	6.0%	$103,754	14.0%	$59,317	8.0%
Total Capital	59,249	8.0%	109,551	14.8%	50,302	6.8%
CET1	33,328	4.5%	89,364	12.1%	56,036	7.6%
Tier 1 Leverage	41,064	4.0%	$103,754	10.1%	62,690	6.1%
December 31, 2016
Risk Based Capital
Tier 1	$38,126	6.0%	$91,966	14.5%	$53,840	8.5%
Total Capital	50,835	8.0%	97,180	15.3%	46,345	7.3%
CET1	28,595	4.5%	77,466	12.2%	48,871	7.7%
Tier 1 Leverage	35,957	4.0%	$91,966	10.2%	56,009	6.2%

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

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

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

Note 21—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2017	2016
Assets:
Cash on deposit	$4,367	$2,732
Interest bearing deposits	131	—
Securities purchased under agreement to resell	129	128
Land held for sale	—	1,055
Investment in bank subsidiary	115,526	92,053
Other	729	1,005
Total assets	$120,882	$96,973
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	255	148
Total liabilities	15,219	15,112
Shareholders’ equity	105,663	81,861
Total liabilities and shareholders’ equity	$120,882	$96,973

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Income:
Interest and dividend income	$18	$126	$58
Gain on early extinguishment of debt note	—	—	130
Gain on sale of land	90	—	—
Equity in undistributed earnings of subsidiary	3,341	4,752	4,690
Dividend income from bank subsidiary	3,001	2,606	2,181
Total income	6,450	7,484	7,059
Expenses:
Interest expense	570	493	446
Other	350	570	792
Total expense	920	1,063	1,238
Income before taxes	5,530	6,421	5,821
Income tax benefit	(285)	(261)	(306)
Net income	$5,815	$6,682	$6,127
112

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$5,815	$6,682	$6,127
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(3,341)	(4,752)	(4,690)
Gain on early extinguishment of debt	—	—	130
Gain on sales of assets	(90)
Other-net	615	463	63
Net cash provided by operating activities	2,999	2,393	1,630
Cash flows from investing activities:
Proceeds from business acquisition	131
Proceeds from sale of land	1,145
Proceeds from sale of securities available-for-sale	—	417	—
Net cash provided by investing activities	1,276	417	—
Cash flows from financing activities:
Dividends paid: Common stock	(2,472)	(2,117)	(1,833)
Proceeds from issuance of common stock	371	304	229
Restricted shares surrendered	(408)	(353)	(98)
Repayment of long term debt	—	—	(370)
Net cash used in financing activities	(2,509)	(2,166)	(2,072)
Increase (decrease) in cash and cash equivalents	1,766	644	(442)
Cash and cash equivalents, beginning of year	2,732	2,088	2,530
Cash and cash equivalents, end of year	$4,498	$2,732	$2,088

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

Note 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2017 and 2016 (dollars in thousands, except per share amounts).

2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,738	$7,921	$7,724	$7,773
Net interest income	8,057	7,227	7,049	7,061
Provision for loan losses	170	166	78	116
Gain on sale of securities	49	124	172	54
Income before income taxes	2,108	2,589	2,245	2,203
Net income	502	1,893	1,664	1,756
Net income available to common shareholders	502	1,893	1,664	1,756
Net income per share, basic	$0.07	$0.28	$0.25	$0.27
Net income per share, diluted	$0.07	$0.28	$0.24	$0.26

2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,510	$7,400	$7,459	$7,137
Net interest income	6,794	6,651	6,677	6,337
Provision for loan losses	238	179	217	140
Gain on sale of securities	—	478	64	59
Income before income taxes	2,238	2,276	2,391	1,944
Net income	1,792	1,677	1,745	1,468
Net income available to common shareholders	1,792	1,677	1,745	1,468
Net income per share, basic	$0.27	$0.26	$0.27	$0.22
Net income per share, diluted	$0.26	$0.25	$0.26	$0.22

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,203	$7,114	$7,049	$7,283
Net interest income	6,348	6,253	6,204	6,448
Provision for loan losses	148	193	391	406
Gain on sale of securities	84	—	167	104
Income before income taxes	2,169	2,322	1,989	1,923
Net income	1,601	1,679	1,443	1,404
Net income available to common shareholders	1,601	1,679	1,443	1,404
Net income per share, basic	$0.24	$0.26	$0.22	$0.22
Net income per share, diluted	$0.24	$0.25	$0.22	$0.21
114

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Year ended December 31, 2017 (Dollars in thousands)
	Commercial		Investment
	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$31,634	$504	$—	$3,019	$(3,001)	$32,156
Interest expense	2,192	—	—	570	—	2,762
Net interest income	$29,442	$504	$—	$2,449	$(3,001)	$29,394
Provision for loan losses	530	—	—	—	—	530
Noninterest income	4,480	3,778	1,291	90	—	9,639
Noninterest expense	25,042	2,841	1,125	350	—	29,358
Net income before taxes	$8,350	$1,441	$166	$2,189	$(3,001)	$9,145
Income tax provision (benefit)	3,615	—	—	(285)	—	3,330
Net income	$4,735	$1,441	$166	$2,474	$(3,001)	$5,815

Year ended December 31, 2016 (Dollars in thousands)
	Commercial		Investment
	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$29,186	$194	$—	$2,732	$(2,606)	$29,506
Interest expense	2,553	—	—	494	—	3,047
Net interest income	$26,633	$194	$—	$2,238	$(2,606)	$26,459
Provision for loan losses	774	—	—	—	—	774
Noninterest income	4,423	3,382	1,135	—	—	8,940
Noninterest expense	21,743	2,459	1,005	569	—	25,776
Net income before taxes	$8,539	$1,117	$130	$1,669	$(2,606)	$8,849
Income tax provision (benefit)	2,428	—	—	(261)	—	2,167
Net income	$6,111	$1,117	$130	$1,930	$(2,606)	$6,682
115

Note 24 – REPORTABLE SEGMENTS (Continued)

Year ended December 31, 2015 (Dollars in thousands)
	Commercial		Investment
	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$28,389	$202	$—	$2,239	$(2,181)	$28,649
Interest expense	2,950	—	—	446	—	3,396
Net interest income	$25,439	$202	$—	$1,793	$(2,181)	$25,253
Provision for loan losses	1,138	—	—	—	—	1,138
Noninterest income	4,117	3,432	1,287	130	—	8,966
Noninterest expense	20,393	2,543	950	792	—	24,678
Net income before taxes	$8,025	$1,091	$337	$1,131	$(2,181)	$8,403
Income tax provision (benefit)	2,582	—	—	(306)	—	2,276
Net income	$5,443	$1,091	$337	$1,437	$(2,181)	$6,127

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of December 31, 2017	$1,033,483	$16,298	$19	$121,326	$(120,395)	$1,050,731

Total Assets as of December 31, 2016	$904,568	$8,158	$32	$98,210	$(96,175)	$914,793
116

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2017. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, and the attestation report thereon issued by our independent registered public accounting firm is included in Item 8 of this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders to be held on May 16, 2018.

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

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders to be held on May 16, 2018.

117

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no outstanding options as of December 31, 2017.

The additional information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders to be held on May 16, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders to be held on May 16, 2018.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2018 annual meeting of shareholders to be held on May 16, 2018.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 12, 2017).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).
3.2	Amended and Restated Bylaws dated April 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 12, 2017).
4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (included in Exhibits 3.1 and 3.2).
10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the period ended December 31, 1998).*
118

10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the period ended December 31, 2005).*
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009).*
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).*
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.12	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2011).
10.13	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2011).
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 7, 2011).
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2016).
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 22, 2016).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

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

Date: March 14, 2018	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date
/s/ Richard K. Bogan	Director	March 14, 2018
Richard K. Bogan

/s/ Thomas C. Brown	Director	March 14, 2018
Thomas C. Brown

/s/ Chimin J. Chao	Director	March 14, 2018
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer (Principal Executive Officer)	March 14, 2018
Michael C. Crapps

/s/ Anita B. Easter	Director	March 14, 2018
Anita B. Easter

/s/ George H. Fann, Jr.	Director	March 14, 2018
George H. Fann, Jr.

/s/ J. Thomas Johnson	Director and Vice Chairman of the Board	March 14, 2018
J. Thomas Johnson

/s/ W. James Kitchens, Jr.	Director	March 14, 2018
W. James Kitchens, Jr.

/s/ J. Randolph potter	Director	March 14, 2018
J. Randolph Potter

/s/ E. LELAND REYNOLDS	Director	March 14, 2018
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 14, 2018
Alexander Snipe, Jr.

/s/ Edward J. Tarver	Director	March 14, 2018
Edward J. Tarver

/s/ Roderick M. Todd, Jr.	Director	March 14, 2018
Roderick M. Todd, Jr.

/s/ Mitchell M. Willoughby	Director and Chairman of the Board	March 14, 2018
Mitchell M. Willoughby

/s/ Joseph G. Sawyer	Chief Financial Officer and Principal Accounting Officer	March 14, 2018
Joseph G. Sawyer
120

Exhibit List

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.
121