Form 10-Q
period 2018-03-31
FIRST COMMUNITY CORP /SC/
filed 2018-05-09
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 9, 2018, 7,600,690 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par value)	2018	December 31,
	(Unaudited)	2017
ASSETS
Cash and due from banks	$13,231	$14,803
Interest-bearing bank balances	25,081	15,186
Federal funds sold and securities purchased under agreements to resell	602	602
Investment securities held-to-maturity	16,966	17,012
Investment securities available-for-sale	253,715	264,824
Other investments, at cost	1,956	2,559
Loans held for sale	7,546	5,093
Loans	668,583	646,805
Less, allowance for loan losses	5,986	5,797
Net loans	662,597	641,008
Property, furniture and equipment - net	34,816	36,103
Bank owned life insurance	25,230	25,413
Other real estate owned	1,887	1,934
Intangible assets	2,427	2,569
Goodwill	14,589	14,589
Other assets	9,896	9,036
Total assets	$1,070,539	$1,050,731
LIABILITIES
Deposits:
Non-interest bearing	$238,132	$226,546
Interest bearing	681,766	661,777
Total deposits	919,898	888,323
Securities sold under agreements to repurchase	21,959	19,270
Federal Home Loan Bank advances	245	14,250
Junior subordinated debt	14,964	14,964
Other liabilities	7,990	8,261
Total liabilities	965,056	945,068
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 7,600,690 at March 31, 2018 7,587,918 at December 31, 2017	7,600	7,588
Common stock warrants issued	46	46
Nonvested restricted stock	(318)	(109)
Additional paid in capital	94,773	94,516
Retained earnings	6,018	4,066
Accumulated other comprehensive loss	(2,636)	(444)
Total shareholders’ equity	105,483	105,663
Total liabilities and shareholders’ equity	$1,070,539	$1,050,731

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$7,617	$6,326
Investment securities - taxable	1,185	945
Investment securities - non taxable	458	473
Federal funds sold and securities purchased under resale agreements	66	19
Other	5	10
Total interest income	9,331	7,773
Interest expense:
Deposits	547	442
Federal funds sold and securities sold under agreement to repurchase	41	10
Other borrowed money	209	260
Total interest expense	797	712
Net interest income	8,534	7,061
Provision for loan losses	202	116
Net interest income after provision for loan losses	8,332	6,945
Non-interest income:
Deposit service charges	463	320
Mortgage banking income	951	670
Investment advisory and non-deposit commissions	383	258
Gain (loss) on sale of securities	(104)	54
Gain on sale of other real estate owned	15	20
Loss on early extinguishment of debt	—	(58)
Other	923	714
Total non-interest income	2,631	1,978
Non-interest expense:
Salaries and employee benefits	4,577	4,086
Occupancy	614	527
Equipment	381	446
Marketing and public relations	89	221
FDIC Assessment	81	78
Other real estate expense	18	27
Amortization of intangibles	142	75
Other	1,692	1,260
Total non-interest expense	7,594	6,720
Net income before tax	3,369	2,203
Income taxes	660	447
Net income	$2,709	$1,756

Basic earnings per common share	$0.36	$0.27
Diluted earnings per common share	$0.35	$0.26

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Three months ended March 31,
	2018	2017

Net income	$2,709	$1,756

Other comprehensive income (loss):
Unrealized (loss) gain during the period on available-for-sale securities, net of tax of $605 and $206, respectively	(2,274)	399

Less: Reclassification adjustment for loss (gain) on available-for-sale securities included in net income, net of tax of $22 and $18, respectively	82	(36)

Other comprehensive income (loss)	(2,192)	363
Comprehensive income	$517	$2,119

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Three Months ended March 31, 2018 and March 31, 2017
(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested	Retained	Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income (loss)	Total
Balance December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						1,756		1,756
Other comprehensive income net of tax of $188							363	363
Issuance of restricted stock	5	5		100	(105)			—
Amortization of compensation on restricted stock					60			60
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Dividends: Common ($0.09 per share)						(597)		(597)
Dividend reinvestment plan	5	5		91				96
Balance March 31, 2017	6,697	$6,697	$46	$75,786	$(256)	$1,732	$(874)	$83,131

Balance December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income						2,709		2,709

Other comprehensive loss net of tax of $583							(2,192)	(2,192)
Issuance of restricted stock	11	11		233	(244)			—
Amortization of compensation on restricted stock					35			35
Shares retired	(2)	(2)		(55)				(57)
Dividends: Common ($0.10 per share)						(757)		(757)
Dividend reinvestment plan	3	3		79				82
Balance March 31, 2018	7,600	$7,600	$46	$94,773	$(318)	$6,018	$(2,636)	$105,483

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$2,709	$1,756
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	374	357
Premium amortization	727	871
Provision for loan losses	202	116
Write-down of other real estate owned	—	11
Gain on sale of other real estate owned	(15)	(20)
Origination of loans held-for-sale	(26,734)	(19,162)
Sale of loans held-for-sale	24,280	20,678
Amortization of intangibles	142	75
Accretion on acquired loans	(77)	(70)
Writedown of land held for sale	42	90
Loss (gain) on sale of securities	104	(54)
Loss on extinguishment of debt	—	58
Gain on sale of fixed assets	(123)	—
(Increase) decrease in other assets	(59)	5,768
Decrease in other liabilities	(272)	(1,512)
Net cash provided from operating activities	1,300	8,962
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(10,505)	(1,733)
Maturity/call of investment securities available-for-sale	12,457	8,679
Proceeds from sale of securities available-for-sale	5,605	2,414
Proceeds from sale of other securities	603	314
Increase in loans	(21,747)	(8,596)
Proceeds from sale of other real estate owned	62	5
Proceeds from sale of fixed assets	1,143	—
Purchase of property and equipment	(149)	(1,379)
Net cash used in investing activities	(12,531)	(296)
Cash flows from financing activities:
Increase in deposit accounts	31,602	9,003
Increase (decrease) in securities sold under agreements to repurchase	2,689	(139)
Advances from the Federal Home Loan Bank	—	14,000
Repayment of advances from Federal Home Loan Bank	(14,005)	(22,563)
Shares forfeited	—	(20)
Shares retired	(57)	(388)
Dividends paid: Common Stock	(757)	(597)
Dividend reinvestment plan	82	96
Net cash provided (used) from financing activities	19,554	(608)
Net increase in cash and cash equivalents	8,323	8,058
Cash and cash equivalents at beginning of period	30,591	21,999
Cash and cash equivalents at end of period	$38,914	$30,057
Supplemental disclosure:
Cash paid during the period for:
Interest	$797	$705
Income taxes	$—	$275
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(2,192)	$363
Transfer of loans to foreclosed property	$—	$26

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at March 31, 2018 and December 31, 2017, and the Company’s results of operations and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 should be referred to in connection with these unaudited interim financial statements.

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months ended
	March 31,
	2018	2017
Numerator (Net income available to common shareholders)	$2,709	$1,756
Denominator
Weighted average common shares outstanding for:
Basic shares	7,569	6,619
Dilutive securities:
Deferred compensation	16	55
Warrants/Restricted stock -Treasury stock method	128	140
Diluted shares	7,713	6,814
The average market price used in calculating assumed number of shares	$21.94	$20.42

There were no options outstanding as of March 31, 2018 and 2017.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 97,180 warrants outstanding at March 31, 2018. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 26,626 unvested restricted shares under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at March 31, 2018 for non-vested shares amounts to $313.1 thousand. In February 2017 and 2018, the Company issued 353 and 3,201 stock units, respectively, to employees that cliff vest over three years. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At March 31, 2018 and December 31, 2017, there were 113,145 and 110,320 units in the plan, respectively. The accrued liability at March 31, 2018 and December 31, 2017 amounted to $1.2 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2018
US Treasury securities	$1,527	$—	$38	$1,489
Government Sponsored Enterprises	1,088	11	2	1,097
Mortgage-backed securities	142,673	112	2,985	139,800
Small Business Administration pools	54,566	278	561	54,283
State and local government	53,118	739	863	52,994
Other securities	4,080	2	30	4,052
	$257,052	$1,142	$4,479	$253,715

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
US Treasury securities	$1,529	$—	$24	$1,505
Government Sponsored Enterprises	1,085	24	—	1,109
Mortgage-backed securities	145,185	285	1,702	143,768
Small Business Administration pools	61,544	374	330	61,588
State and local government	55,111	1,309	416	56,004
Other securities	932	—	82	850
	$265,386	$1,992	$2,554	$264,824

Note 3—Investment Securities – continued

HELD-TO-MATURITY:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2018
State and local government	$16,966	$54	$119	$16,901
	$16,966	$54	$119	$16,901

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
State and local government	$17,012	$223	$15	$17,220
	$17,012	$223	$15	$17,220

During the three months ended March 31, 2018 and 2017, the Company received proceeds of $5.6 million and $2.4 million, respectively, from the sale of investment securities available-for-sale. For the three months ended March 31, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $33.8 thousand and gross realized losses amounted to $138.0 thousand. For the three months ended March 31, 2017, gross realized gains from the sale of investment securities available-for-sale amounted to $73.5 thousand and gross realized losses amounted to $19.2 thousand.

At March 31, 2018, other securities available-for-sale included the following at fair value: a mutual fund at $9.8 thousand, asset backed securities at $3.9 million and foreign debt of $60.0 thousand. As required by Accounting Standards Update (ASU) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company has measured its equity investments at fair value with changes in the fair value recognized through net income. For the three months ended March 31, 2018, a $2.0 thousand gain was recognized on a mutual fund. At December 31, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $790.0 thousand and foreign debt of $60.0 thousand. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $955.6 thousand and $1.6 million and corporate stock in the amount of $1.0 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.

Note 3—Investment Securities – continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$—	$—	$1,489	$38	$1,489	$38
Government Sponsored Enterprise	122	2	—	—	122	2
Government Sponsored Enterprise mortgage-backed securities	73,187	1,265	42,662	1,720	115,849	2,985
Small Business Administration pools	18,846	283	11,752	278	30,598	561
State and local government	10,995	142	12,621	721	23,616	863
Corporate and other securities	3,982	30	—	—	3,982	30
	$107,132	$1,722	$68,524	$2,757	$175,656	$4,479

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
State and local government	$11,565	$119	$0	$0	$11,565	$119

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2017	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$—	$—	$1,505	$24	$1,505	$24
Government Sponsored Enterprise mortgage-backed securities	50,377	420	46,071	1,282	96,448	1,702
Small Business Administration pools	17,607	164	16,311	166	33,918	330
State and local government	3,639	15	12,990	401	16,629	416
Corporate and other securities	—	—	790	82	790	82
	$71,623	$599	$77,667	$1,955	$149,290	$2,554

Note 3—Investment Securities – continued

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2017	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
State and local government	$2,899	$15	$—	$—	$2,899	$15

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $142.5 million and $145.0 million and approximate fair value of $139.6 million and $143.6 million at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2018.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2018 with an amortized cost of $190.5 thousand and approximate fair value of $197.7 thousand. The Company held PLMBSs, including CMOs, at December 31, 2017 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2018 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

March 31, 2018	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$8,858	$8,875	$—	$—
Due after one year through five years	144,121	142,522	8,929	8,909
Due after five years through ten years	89,405	87,672	8,037	7,992
Due after ten years	14,668	14,646	—	—
	$257,052	$253,715	$16,966	$16,901

Note 4—Loans

Loans summarized by category as of March 31, 2018, December 31, 2017 and March 31, 2017 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Commercial, financial and agricultural	$44,724	$51,040	$40,537
Real estate:
Construction	44,273	45,401	32,438
Mortgage-residential	46,801	46,901	46,668
Mortgage-commercial	488,597	460,276	397,179
Consumer:
Home equity	32,544	32,451	30,481
Other	11,644	10,736	7,995
Total	$668,583	$646,805	$555,298
14

Note 4—Loans – continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2018 and March 31, 2017 and for the year ended December 31, 2017 is as follows:

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2018
Allowance for loan losses:
Beginning balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	—	(47)	—	(48)
Recoveries	—	—	—	27	—	8	—	35
Provisions	(11)	(3)	256	13	171	67	(291)	202
Ending balance March 31, 2018	$210	$98	$716	$3,117	$479	$63	$1,303	$5,986

Ending balances:
Individually evaluated for impairment	$—	$—	$1	$19	$—	$—	$—	$20

Collectively evaluated for impairment	210	98	715	3,098	479	63	1,303	5,966

March 31, 2018 Loans receivable:
Ending balance-total	$44,724	$44,273	$46,801	$488,597	$32,544	$11,644	$—	$668,583

Ending balances:
Individually evaluated for impairment	—	—	436	4,440	35	—	—	4,911

Collectively evaluated for impairment	$44,724	$44,273	$46,365	$484,157	$32,509	$11,644	$—	$663,672
15

Note 4—Loans – continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2017
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	—	—	—	(24)	—	(27)	—	(51)
Recoveries	2	—	1	81	1	4	—	89
Provisions	(7)	(33)	(41)	8	9	55	125	116
Ending balance March 31, 2017	$140	$71	$398	$2,858	$163	$159	$1,579	$5,368

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$5	$—	$—	$—	$7

Collectively evaluated for impairment	140	71	396	2,853	163	159	1,579	5,361

March 31, 2017 Loans receivable:
Ending balance-total	$40,537	$32,438	$46,668	$397,179	$30,481	$7,995	$—	$555,298

Ending balances:
Individually evaluated for impairment	—	—	731	4,441	56	—	—	5,228

Collectively evaluated for impairment	$40,537	$32,438	$45,937	$392,738	$30,425	$7,995	$—	$550,070
16

Note 4—Loans – continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	(7)	(131)	—	(173)
Recoveries	5	—	5	172	24	20	—	226
Provisions	76	(3)	18	142	138	19	140	530
Ending balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$25	$—	$—	$—	$27

Collectively evaluated for impairment	221	101	459	3,052	308	35	1,594	5,770

December 31, 2017 Loans receivable:
Ending balance-total	$51,040	$45,401	$46,901	$460,276	$32,451	$10,736	$—	$646,805

Ending balances:
Individually evaluated for impairment	—	—	413	4,742	—	—	—	5,155

Collectively evaluated for impairment	$51,040	$45,401	$46,488	$455,534	$32,451	$10,736	$—	$641,650

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the three months ended March 31, 2018 and March 31, 2017:

(Dollars in thousands)	2018	2017
Beginning Balance December 31,	$5,549	$6,103
New Loans	567	2
Less loan repayments	641	519
Ending Balance March 31,	$5,475	$5,586
17

Note 4—Loans – continued

The following table presents at March 31, 2018 and December 31, 2017 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	March 31,	December 31,
	2018	2017
Total loans considered impaired	$4,911	$5,155
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$1,675	$1,669
Related allowance	$20	$27
Loans considered impaired and previously written down to fair value	$3,236	$3,485
Average impaired loans	$5,126	$5,513
Amount of interest earned during period of impairment	$86	$132

The following tables are by loan category and present at March 31, 2018, March 31, 2017 and December 31, 2017 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2018	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	395	466	—	394	4
Mortgage-commercial	2,807	5,674	—	3,000	52
Consumer:
Home Equity	35	35	—	35	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	41	41	1	41	1
Mortgage-commercial	1,633	1,633	19	1,655	29
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	436	507	1	435	5
Mortgage-commercial	4,440	7,307	19	4,655	81
Consumer:
Home Equity	35	35	—	35	—
Other	—	—	—	—	—
	$4,911	$7,849	$20	$5,126	$86
18

Note 4—Loans – continued

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2017	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	686	696	—	749	5
Mortgage-commercial	4,265	6,711	—	7,428	75
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	45	45	2	45	1
Mortgage-commercial	176	176	5	176	4
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	731	741	2	794	6
Mortgage-commercial	4,441	6,887	5	7,604	79
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,228	$7,684	$7	$8,454	$85
19

Note 4—Loans – continued

(Dollars in thousands)
December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	371	437	—	399	—
Mortgage-commercial	3,087	5,966	—	3,420	13
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	42	2	43	2
Mortgage-commercial	1,655	2,261	25	1,652	117
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	413	479	2	442	2
Mortgage-commercial	4,742	8,227	25	5,072	130
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$5,155	$8,706	$27	$5,513	$132
20

Note 4—Loans – continued

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of March 31, 2018 and December 31, 2017, no loans were classified as doubtful.

(Dollars in thousands)
March 31, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$44,342	$161	$221	$—	$44,724
Real estate:
Construction	44,273	—	—	—	44,273
Mortgage – residential	45,296	655	850	—	46,801
Mortgage – commercial	475,959	7,015	5,623	—	488,597
Consumer:
Home Equity	30,691	1,518	335	—	32,544
Other	11,640	—	4		11,644
Total	$652,201	$9,349	$7,033	$—	$668,583

(Dollars in thousands)
December 31, 2017		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$50,680	$179	$181	$—	$51,040
Real estate:
Construction	45,401	—	—	—	45,401
Mortgage – residential	45,343	720	838	—	46,901
Mortgage – commercial	446,531	7,698	6,047	—	460,276
Consumer:
Home Equity	30,618	1,524	309	—	32,451
Other	10,731	—	5	—	10,736
Total	$629,304	$10,121	$7,380	$—	$646,805
21

Note 4—Loans – continued

At March 31, 2018 and December 31, 2017, non-accrual loans totaled $3.1 million and $3.3 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2018 and at December 31, 2017 amounted to $1.8 million. TDRs in non-accrual status at March 31, 2018 and December 31, 2017 amounted to $1.1 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $34.1 thousand and $32.0 thousand at March 31, 2018 and December 31, 2017, respectively.

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

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2018 and March 31, 2017 follows:

(Dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Accretable yield, beginning of period	$22	$34
Additions	—	44
Accretion	(10)	(22)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$12	$56

At March 31, 2018 and December 31, 2017 the recorded investment in purchased impaired loans was $679 thousand and $733 thousand, respectively. The unpaid principal balance was $961 thousand and $1.0 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, these loans were all secured by commercial real estate.

Note 4—Loans – continued

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2018	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$32	$80	$—	$—	$112	$44,612	$44,725
Real estate:					—
Construction	—	—	—	—	—	44,273	44,273
Mortgage-residential	300	—	—	394	694	46,107	46,801
Mortgage-commercial	2,402	—	34	2,688	5,124	483,473	488,596
Consumer:					—
Home equity	152	280	—	35	467	32,077	32,544
Other	60	—	—	—	60	11,584	11,644
	$2,946	$360	$34	$3,117	$6,457	$662,126	$668,583

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2017	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$26	$—	$32	$—	$58	$50,982	$51,040
Real estate:					—
Construction	—	—	—	—	—	45,401	45,401
Mortgage-residential	109	38	—	371	518	46,383	46,901
Mortgage-commercial	290	828	—	2,971	4,089	456,187	460,276
Consumer:					—
Home equity	805	36	—	—	841	31,610	32,451
Other	1	5	—	—	6	10,730	10,736
	$1,231	$907	$32	$3,342	$5,512	$641,293	$646,805

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended March 31, 2018 and March 31, 2017.

During the three month periods ended March 31, 2018 and March 31, 2017, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

Note 5—Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In May 2014, the FASB issued guidance (ASU 2014-09) to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance is effective for the Company as of January 1, 2018. The Company evaluated the overall impact on affected revenue streams and any related contracts, including asset management fees, gains and losses on the sale of real estate, deposit related fees and interchange fees. Based on this evaluation, the Company determined that ASU 2014-09 did not materially change the method in which revenue from impacted revenue streams was previously being recognized. The Company applied the guidance using a modified retrospective approach. This approach requires the application of the new guidance to uncompleted contracts at the date of adoption. Periods prior to the date of adoption were not retrospectively revised as the impact on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (ASU 2016-01) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments were effective for the Company on January 1, 2018. The guidance affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure of financial instruments. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that exist as of the date of adoption of the amendments. ASU 2016-01 requires the use of exit price rather than entrance price in determining the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 6 - Fair Value of Financial Instruments for information regarding the change in the valuation of these loans. The adoption of ASU 2016-01 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. These amendments had no material effect on its financial statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance was effective for the Company for reporting periods beginning after December 15, 2017. These amendments had no material effect on its financial statements.

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

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to revenue recognition. The amendments were effective upon issuance. The Company is currently evaluating the impact on revenue recognition, however, it does not expect these amendments to have a material effect on its financial statements.

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

Loans - The fair value of loans at March 31, 2018 were measured using an exit price methodology. Prior to adoption of ASU 2016-01, the Company measured fair value using an entry price notion. The entry price notion used a discounted cash flow method to calculate the present future value of expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The exit price uses this methodology but also incorporates other assumptions such as market factors illiquidity risk and enhanced credit risk. These added assumptions are intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In estimating the fair value the Company’s portfolio is segmented using the six categories in Note 4 – Loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Prior to adoption of ASU 2016-01 loans other than impaired loans were classified as a Level 2 measurement, as of March 31, 2018 all loans are classified as a Level 3 measurement.

Note 6—Fair Value of Financial Instruments – continued

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

Note 6—Fair Value of Financial Instruments – continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$38,914	$38,914	$38,914	$—	$—
Held-to-maturity securities	16,966	16,901	—	16,901	—
Available-for-sale securities	253,715	253,715	10	253,705	—
Other investments, at cost	1,956	1,956	—	—	1,956
Loans held for sale	7,546	7,546	—	7,546	—
Net loans receivable	668,583	655,296	—	—	655,296
Accrued interest	3,265	3,265	3,265	—	—
Financial liabilities:
Non-interest bearing demand deposits	$238,132	$238,132	$—	$238,132	$—
Interest bearing demand deposits and money market accounts	379,217	379,217	—	379,217	—
Savings	107,686	107,686	—	107,686	—
Time deposits	194,863	194,703	—	194,703	—
Total deposits	919,898	919,738	—	919,738	—
Federal Home Loan Bank Advances	245	245	—	245	—
Short term borrowings	21,959	21,959	—	21,959	—
Junior subordinated debentures	14,964	11,984	—	11,984	—
Accrued interest payable	604	604	604	—	—

	December 31, 2017
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$30,591	$30,591	$30,591	$—	$—
Held-to-maturity securities	17,012	17,220	—	17,220	—
Available-for-sale securities	264,824	264,824	790	264,034	—
Other investments, at cost	2,559	2,559	—	—	2,559
Loans held for sale	5,093	5,093	—	5,093	—
Net loans receivable	641,008	639,489	—	634,361	5,128
Accrued interest	3,489	3,489	3,489	—	—
Financial liabilities:
Non-interest bearing demand	$226,546	$226,546	$—	$226,546	$—
NOW and money market accounts	364,358	364,358	—	364,358	—
Savings	104,756	104,756	—	104,756	—
Time deposits	192,663	192,186	—	192,186	—
Total deposits	888,323	887,846	—	887,846	—
Federal Home Loan Bank Advances	14,250	14,248	—	14,248	—
Short term borrowings	19,270	19,270	—	19,270	—
Junior subordinated debentures	14,964	15,025	—	15,025	—
Accrued interest payable	562	562	562	—	—
28

Note 6—Fair Value of Financial Instruments – continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2018 and December 31, 2017 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2018 or December 31, 2017 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,489	$—	$1,489	$—
Government sponsored enterprises	1,097	—	1,097	—
Mortgage-backed securities	139,800	—	139,800	—
Small Business Administration pools	54,283	—	54,283	—
State and local government	52,994	—	52,994	—
Corporate and other securities	4,052	10	4,042	—
	253,715	10	253,705	—
Loans held for sale	7,546	—	7,546	—
Total	$261,261	$10	$261,251	$—

(Dollars in thousands)

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,505	$—	$1,505	$—
Government sponsored enterprises	1,109	—	1,109	—
Mortgage-backed securities	143,768	—	143,768	—
Small Business Administration securities	61,588	—	61,588	—
State and local government	56,004	—	56,004	—
Corporate and other securities	850	790	60	—
	264,824	790	264,034	—
Loans held for sale	5,093	—	5,093	—
Total	$269,917	$790	$269,127	$—
29

Note 6—Fair Value of Financial Instruments – continued

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2017 measured on a recurring basis. There were no Level 3 financial instruments for the three months ended March 31, 2018 measured on a recurring basis.

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance	$1,000
Total gains or losses (realized/unrealized)	—
Included in earnings
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	(1,000)
Ending Balance	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2018 and December 31, 2017 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	435	—	—	435
Mortgage-commercial	4,421	—	—	4,421
Consumer:
Home equity	35	—	—	35
Other	—	—	—	—
Total impaired	4,891	—	—	4,891
Other real estate owned:
Construction	828	—	—	141
Mortgage-residential	—	—	—	—
Mortgage-commercial	1,058	—	—	1,058
Total other real estate owned	1,887	—	—	1,887
Total	$6,778	$—	$—	$6778
30

Note 6—Fair Value of Financial Instruments – continued

(Dollars in thousands)
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	411	—	—	411
Mortgage-commercial	4,717	—	—	4,717
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	5,128	—	—	5,128
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	47	—	—	47
Mortgage-commercial	1,059	—	—	1,059
Total other real estate owned	1,934	—	—	1,934
Total	$7,062	$—	$—	$7,062

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.9 million and $5.2 million as of March 31, 2018 and December 31, 2017, respectively.

31

Note 6—Fair Value of Financial Instruments – continued

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,887	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 4,891	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$ 5,128	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
32

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
Dollars in thousands	2018	2017
Non-interest bearing demand deposits	$238,132	$226,546
Interest bearing demand deposits and money market accounts	379,217	364,358
Savings	107,686	104,756
Time deposits	194,863	192,663
Total deposits	$919,898	$888,323

As of March 31, 2018 and December 31, 2017, the Company had time deposits greater than $250,000 of $36.8 million and $38.4 million, respectively.

Note 8—Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Three months ended March 31, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$9,128	$198	$—	$909	$(904)	9,331
Interest expense	639	—	—	158	—	797
Net interest income	$8,489	$198	$—	$751	$(904)	$8,534
Provision for loan losses	202	—	—	—	—	202
Noninterest income	1,297	951	383	—	—	2,631
Noninterest expense	6,409	755	340	90	—	7,594
Net income before taxes	$3,175	$394	$43	$661	$(904)	$3,369
Income tax provision (benefit)	725	—	—	(65)	—	660
Net income	$2,450	$394	$43	$726	$(904)	$2,709
33

Note 8—Reportable Segments – continued

Three months ended March 31, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Dividend and Interest Income	$7,620	$59	$—	$797	$(703)	7,773
Interest expense	583	—	—	129	—	712
Net interest income	$7,037	$59	$—	$668	$(703)	$7,061
Provision for loan losses	116	—	—	—	—	116
Noninterest income	1,050	670	258	—	—	1,978
Noninterest expense	5,721	609	294	96	—	6,720
Net income before taxes	$2,250	$120	$(36)	$572	$(703)	$2,203
Income tax provision (benefit)	486	—	—	(39)	—	447
Net income	$2,736	$120	$(36)	$611	$(703)	$1,756

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated
Total Assets as of March 31, 2018	$1,051,311	$18,361	$17	$123,501	$(122,651)	$1,070,539

Total Assets as of December 31, 2017	$1,033,483	$16,298	$19	$121,326	$(120,395)	$1,050,731

Note 9—Mergers and Acquisitions

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

Note 9—Mergers and Acquisitions – continued

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

Note 9—Mergers and Acquisitions – continued

(e)—Adjustment reflects the deferred tax adjustment related to fair value adjustments at 34%.

(f)—Adjustment reflects the fair value adjustment on interest-bearing deposits.

The operating results of the Company for the period ended March 31, 2018 include the operating results of the acquired assets and assumed liabilities for the entire period.

The following table presents certain pro forma information as if Cornerstone had been acquired on January 1, 2017. These results combine the historical results of Cornerstone in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017

Pro Forma
Three Months Ended
(Dollars in thousands)	March 31, 2017
Total revenues (net interest income plus noninterest income)	$10,391
Net income	$1,912

Note 10—Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 14, 2018 and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	merger and merger integration risk, including potential customer loss, higher than expected costs, loss of key employees, and business disruption associated with completed combinations, and including the potential inability to identify and successfully negotiate, complete and integrate additional potential combinations with merger or acquisition partners or to realize the benefits and cost savings sought from, and acceptably limit unexpected liabilities associated with, any business combinations;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
37

•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	changes in accounting standards, policies, estimates, practices and procedures;
•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2018 as compared to the three-month period ended March 31, 2017 and also analyzes our financial condition as of March 31, 2018 as compared to December 31, 2017. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2018 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 14, 2018.

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

Core deposit intangibles consist of costs that resulted from the acquisition of deposits from Savannah River First South, and Cornerstone. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in this transaction. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At March 31, 2018 and December 31, 2017, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Net Income

Our net income for the three months ended March 31, 2018 was $2.7 million, or $0.35 diluted earnings per common share, as compared to $1.8 million, or $0.26 diluted earnings per common share, for the three months ended March 31, 2017. On October 20, 2017, we completed the acquisition of Cornerstone Bancorp (“Cornerstone”) and its wholly-owned subsidiary, Cornerstone National Bank. The operating results of the acquired assets and assumed liabilities of Cornerstone are included in the operating results of the Company for the quarter ended March 31, 2018. The increase in net income between the two periods is primarily due to an increase in net interest income of $1.5 million. Average earning assets increased by $119.4 million in the first quarter of 2018 as compared to the same period in 2017. The net interest margin on a tax equivalent basis increased to 3.66% during the first quarter of 2018 as compared to 3.52% during the first quarter of 2017. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate to 21% from 35%, effective for 2018. As a result of the change in tax rates, our effective tax rate decreased in the first quarter of 2018 (See “Income Tax” below).

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2018 and 2017, along with average balances and the related interest income and interest expense amounts.

Net interest income was $8.5 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively. Our net interest margin increased by 19 basis points from 3.42% at March 31, 2017 to 3.61% at March 31, 2018. Average earning assets were $957.9 million for the quarter ended March 31, 2018 as compared to $838.5 million in the same period of 2017. The growth in earning assets as well as the 14 basis increase in margin resulted in the $1.4 million increase in net interest income in the first quarter of 2018 as compared to the first quarter of 2017. Our continued focus on changing the mix of earning assets from investment securities to loans also contributed to our increased net interest margin. During the three months ended March 31, 2017, loans represented 66.5% of average earning assets as compared to 68.7% in the same period of 2018. The yield on loans increased 9 basis points in the first quarter of 2018 (4.69%) as compared to the same period in 2017 (4.60%). The yield on earning assets for the three months ended March 31, 2018 and 2017 was 3.95% and 3.76%, respectively. The yield on our securities portfolio increased from 2.14% for the three months ended March 31, 2017 to 2.39% for the same period in 2018. This increase results from the variable rate portion of the investment portfolio being positively impacted by the three rate increases in the federal funds rate in 2017. The cost of interest-bearing liabilities at 45 basis points remained unchanged in the first quarter 2018 as compared to the first quarter of 2017. During the first quarter of 2018, deposit account funding, excluding time deposits, represented 78.3% of total average deposits. For the first quarter of 2017, funding from these lower cost deposit sources represented 76.5% of total average deposits.

Provision and Allowance for Loan Losses

At March 31, 2018 and December 31, 2017, the allowance for loan losses was $6.0 million, or 0.90% of total loans (excluding loans held for sale), and $5.8 million, or 0.90% of total loans (excluding loans held for sale), respectively. Loans that were acquired in the acquisition of Cornerstone in 2017 as well as in the acquisition of Savannah River Financial Corporation (“Savannah River”) in 2014 are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At March 31, 2018 and December 31, 2017, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $1.4 million and $1.5 million, respectively. Our provision for loan losses was $202 thousand and $116 thousand for the three months ended March 31, 2018 and 2017, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 1.96%, 0.82% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery and slow economic growth. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, net charge-offs have averaged approximately 5 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. With an anemic national economic recovery, subpar inflation, geopolitical risks, and global economic slowdown, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At March 31, 2018 and December 31, 2017, approximately 91.6% and 90.4%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $5.1 million (0.47% of total assets) at March 31, 2018 as compared to $5.3 million (0.51% of total assets) at December 31, 2017. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 34 loans totaling $3.1 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2018. The largest loan included in non-accrual status is in the amount of $825 thousand and is secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 33 loans is approximately $70 thousand, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At March 31, 2018, we had loans totaling $3.3 million that were delinquent 30 days to 89 days representing 0.49% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. At March 31, 2018, there have been no loans identified as potential problem loans.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Average loans outstanding (including loans held for sale)	$658,227	$557,512
Loans outstanding at period end	$668,583	$555,298
Non-performing assets:
Nonaccrual loans	$3,117	$3,465
Loans 90 days past due still accruing	34	108
Foreclosed real estate	1,887	1,156
Repossessed-other	20	—
Total non-performing assets	$5,058	$4,729

Beginning balance of allowance	$5,797	$5,214
Loans charged-off:
Construction and development	—	—
1-4 family residential mortgage	1	—
Non-residential real estate	—	24
Home equity	47	—
Commercial	—	—
Installment & credit card	—	27
Total loans charged-off	48	51
Recoveries:
1-4 family residential mortgage	—	1
Non-residential real estate	27	81
Home equity	—	1
Commercial	—	2
Installment & credit card	8	4
Total recoveries	35	89
Net loan charge offs (recoveries)	12	(38)
Provision for loan losses	202	116
Balance at period end	$5,986	$5,368

Net charge offs (recoveries) to average loans	0.00%	-0.01%
Allowance as percent of total loans	0.90%	0.96%
Non-performing assets as% of total assets	0.47%	0.52%
Allowance as% of non-performing loans	190.0%	150.2%
44

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2018		December 31, 2017
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$210	6.7%	$221	7.9%
Real Estate – Construction	98	6.6%	101	7.0%
Real Estate Mortgage:
Residential	716	7.0%	461	7.2%
Commercial	3,117	73.1%	3,077	71.2%
Consumer:
Home Equity	479	4.9%	308	5.0%
Other	63	1.7%	35	1.7%
Unallocated	1,303	N/A	1,594	N/A
Total	$5,986	100.0%	$5,797	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2018 was $2.6 million as compared to $2.0 million during the same period in 2017. Deposit service charges increased $143 thousand during the first quarter of 2018 as compared to the same period in 2017. This is primarily a result of the Cornerstone acquisition in October 2017 as well as organic increases in transaction deposit account balances. Mortgage banking income and investment advisory fees accounted for $281 thousand and $125 thousand, respectively, of the increase in the first quarter of 2018 as compared to the same period in 2017. The increase in mortgage banking income is a result of a continued focus on this source of revenue. Prior to the first quarter of 2018, we did not have mortgage originators located in our Augusta or Greenville markets. We have recently added an originator in each of these markets. An increase in assets under management has contributed to the increase in investment advisory fee income. At March 31, 2018, we had $271.5 million in assets under management as compared to $214.0 million at March 31, 2017. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions.

Non-interest income, other increased $209 thousand in the first quarter of 2018 as compared to the same period in 2017. This increase results primarily from additional miscellaneous fees and income on bank owned life insurance (“BOLI”) as a result of the Cornerstone transaction. In addition, we sold excess real estate and wrote down the balance of another excess real estate lot which resulted in a net increase of approximately $80 thousand and which is included in Non-interest Income “Other” for the quarter ended March 31, 2018.

Total non-interest expense increased $874 thousand in first quarter of 2018 to $7.6 million as compared to $6.7 million in the first quarter of 2017. Salary and benefit expense increased $491 thousand from $4.1 million in the first quarter of 2017 to $4.6 million in the first quarter of 2018. This increase is primarily a result of the normal salary adjustments, as well as the addition of the employees as a result of the Cornerstone acquisition. In addition to the increase in mortgage banking income between the two quarters, there was an increase in mortgage commissions paid to the mortgage originators. At March 31, 2018 and 2017, we had 230 and 196 full time equivalent employees, respectively. Marketing and public relations expense decreased from $221 thousand in the first quarter of 2017 to $89 thousand in the first quarter of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2018 annual media cost will not vary substantially from the annual cost incurred in 2017. Amortization of intangibles increased to $142 thousand in the first quarter of 2018 from $75 thousand in the same quarter of 2017. This increase is a result of the amortization of core deposit intangible acquired in the Cornerstone transaction. Total core deposit intangible in this transaction amounted to approximately $1.8 million. The amortization is being recognized on a 150% declining balance method over ten years. As noted in prior periods, in June of 2017, the Company moved its core data processing system from an in-house environment to an outsourcing environment with a different vendor. As a result, some costs associated with data processing prior to this conversion were captured in the furniture fixtures and equipment category, postage as well as other categories. The data processing and related cost are now all primarily included in this one category which accounts for substantially all of the increase. In addition, growth in accounts resulting from organic growth as well as the acquisition of Cornerstone increased data processing costs.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	March 31,
	2018	2017
Data processing	$574	$167
Supplies	36	30
Telephone	116	89
Courier	38	25
Correspondent services	70	53
Insurance	60	111
Postage	18	47
Legal and professional fees	253	253
Loss on limited partnership interest	12	48
Director fees	94	71
Shareholder expense	50	56
Dues	35	30
Subscriptions	50	49
Loan closing costs/fees	4	53
Other	282	178
	$1,692	$1,260

Income Tax Expense

Our effective tax rate was 19.6% and 20.3% in the first quarter of 2018 and 2017, respectively. The effective rate in 2018 is impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%. In 2017, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first quarter of 2017, the recognition of settled share-based payments reduced tax expense by approximately $115 thousand or 5.2%. In 2018, the impact of these share-based payments was approximately $14 thousand. This change may increase the volatility of income tax expense in future periods when share-based compensation is settled or vests. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 19.5% to 20.0% throughout the remainder of 2018. There are no share based payments scheduled to vest or settle during the remainder of 2018.

Financial Position

Assets totaled $1.1 billion at March 31, 2018 and at 2017. Loans increased by approximately $21.8 million during the quarter ended March 31, 2018. Loans (excluding loans held for sale) at March 31, 2018 were $668.6 million as compared to $646.8 million at December 31, 2017. Total loan production was $32.4 million during the first quarter of 2018. At March 31, 2018 and December 31, 2017, loans (excluding loans held for sale) accounted for 68.6% and 67.9% of earning assets, respectively. The loan-to-deposit ratio at March 31, 2018 and December 31, 2017 was 73.5% and 73.4%, respectively. Investment securities decreased to $272.6 million at March 31, 2018 from $284.4 million at December 31, 2017. Deposits increased $31.6 million to $919.9 million at March 31, 2018 as compared to $888.3 million at December 31, 2017. This $31.6 million increase was primarily used to fund the $21.8 million in loan growth and pay down approximately $14.0 million in short-term FHLB advances. Pure deposits (deposits less time deposits) represented 82.5% of total deposits as of March 31, 2018 as compared to 82.1% at December 31, 2017. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. A slow-down in the national or local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to continue to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(In thousands)	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$44,724	6.7%	$51,040	7.9%
Real estate:
Construction	44,273	6.6%	45,401	7.0%
Mortgage – residential	46,801	7.0%	46,901	7.2%
Mortgage – commercial	488,597	73.1%	460,276	71.2%
Consumer:
Home Equity	32,544	4.9%	32,451	5.0%
Other	11,644	1.7%	10,736	1.7%
Total gross loans	668,583	100.0%	646,805	100.0%
Allowance for loan losses	(5,986)		(5,797)
Total net loans	$662,597		$641,008

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2018 and December 31, 2017 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2018	December 31, 2017
+200bp	-2.40%	-2.26%
+100bp	-1.23%	-0.85%
Flat	—	—
-100bp	-1.36%	-2.54%
-200bp	-6.86%	-7.71%

The decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they may not be repriced in proportion to the change in interest rates. At the current low interest rate levels, we believe that a downward shift of 200 basis points across the entire yield curve is unlikely.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2018, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (0.39)% as compared to (0.09)% at December 31, 2017.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 26.3% of total assets at March 31, 2018. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At March 31, 2018, the amount of time deposits of $100 thousand or more represented 9.0% of total deposits and the amount of time deposits of $250 thousand or more represented 4.0% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2018, we had issued commitments to extend credit of $121.4 million, including $39 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.9% of total assets at March 31, 2018 and 10.1% at December 31, 2017. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2018. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

As of March 31, 2018, the Company and the Bank meet all capital adequacy requirements under the rules on a fully phased-in basis if such requirements had been effective at that time. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.7%, 13.3% and 14.1%, respectively, at March 31, 2018 as compared to 9.7%, 13.4%, and 14.2%, respectively, at December 31, 2017. The Bank’s CET1 ratio at March 31, 2018 was 13.3% and 13.4% at December 31, 2017. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 13.9% and 14.7%, respectively, at March 31, 2018 as compared to 10.1%, 14.0% and 14.8%, respectively, at December 31, 2017. The Company’s CET1 ratio at March 31, 2018 and December 31, 2017 was 12.0% and 12.1%, respectively. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$658,227	$7,617	4.69%	$557,512	$6,326	4.60%
Securities:	278,666	1,643	2.39%	268,121	1,418	2.14%
Other short-term investments	21,019	71	1.37%	12,869	29	0.91%
Total earning assets	957,912	9,331	3.95%	838,502	7,773	3.76%
Cash and due from banks	13,671			10,965
Premises and equipment	35,566			30,168
Intangibles	17,083			6,142
Other assets	36,141			32,181
Allowance for loan losses	(5,868)			(5,274)
Total assets	$1,054,505			$912,684
Interest-bearing liabilities
Interest-bearing transaction accounts	186,042	68	0.15%	156,165	43	0.11%
Money market accounts	177,692	144	0.33%	168,036	105	0.25%
Savings deposits	106,541	38	0.14%	72,141	21	0.12%
Time deposits	193,221	297	0.62%	178,235	273	0.62%
Other borrowings	50,087	250	2.02%	65,662	270	1.67%
Total interest-bearing liabilities	713,583	797	0.45%	640,239	712	0.45%
Demand deposits	227,785			182,790
Other liabilities	7,546			7,125
Shareholders’ equity	105,591			82,530
Total liabilities and shareholders’ equity	$1,054,505			$912,684

Cost of funds including demand deposits			0.34%			0.35%
Net interest spread			3.50%			3.31%
Net interest income/margin		$8,534	3.61%		$7,061	3.42%
Net interest income/margin (taxable equivalent)		$8,652	3.66%		$7,279	3.52%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2018 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “Market Risk Management” subsection in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

As set forth in the Company’s proxy statement filed with the SEC on April 6, 2018, on February 20, 2018, the Compensation Committee of the Board of Directors of the Company adopted the 2018 Management Incentive Plan for Key Executives (the “Plan”) to provide for the payment of cash bonuses to the Company’s named executive officers upon the Company’s achievement of certain plan criteria goals during 2018. The Plan was designed to be consistent with the Company’s philosophy that executive compensation should be linked with the Company’s financial performance. In order for any bonus to be paid to any executive officer under the Plan, the Company must achieve at least 80% of budgeted net income for the year and maintain a specified regulatory rating. Upon meeting certain goals for return on average assets, efficiency ratio, non-performing asset ratio, loan portfolio growth and deposit growth, the executive officers are eligible to receive a 20% cash payout at the target and a maximum of 30%. The chief executive officer is eligible to receive 30% at the target level and 45% at the maximum level. Payouts are pro-rated if actual results fall between the threshold, target and maximum levels.

The following sets forth the pre-established performance goals for which the annual cash incentive awards for the year ended December 31, 2018 will be based:

	Weight as percent of Salary	Threshold	Target	Maximum
CEO – total opportunity		0%	30%	45%
All Other NEO’s – total opportunity		0%	20%	30%
Return on average assets (1)	25%	35th percentile	50th percentile	75th percentile
Efficiency ratio (1)	15%	35th percentile	50th percentile	75th percentile
Net interest margin (1)	15%	35th percentile	50th percentile	75th percentile
Loan portfolio growth (2)	30%	97% of budget	Budget	105% of budget
Pure deposit growth (2) (3)	15%	97% of budget	Budget	105% of budget

(1)	Performance compared to peer group. Data is compiled from each of the Company’s peer group institution’s 2017 regulatory reports as reported publicly.

(2)	Base on internal 2018 budget.

(3)	Pure deposits include total deposits less certificates of deposits.

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.
54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 9, 2018	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.