Form 10-Q
period 2018-06-30
FIRST COMMUNITY CORP /SC/
filed 2018-08-08
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: On August 8, 2018, 7,605,053 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par value)	2018	December 31,
	(Unaudited)	2017
ASSETS
Cash and due from banks	$16,147	$14,803
Interest-bearing bank balances	28,195	15,186
Federal funds sold and securities purchased under agreements to resell	603	602
Investment securities - held-to-maturity	16,261	17,012
Investment securities - available-for-sale	255,513	264,824
Other investments, at cost	1,956	2,559
Loans held for sale	6,969	5,093
Loans	684,333	646,805
Less, allowance for loan losses	6,087	5,797
Net loans	678,246	641,008
Property, furniture and equipment - net	34,613	36,103
Bank owned life insurance	25,403	25,413
Other real estate owned	1,824	1,934
Intangible assets	2,284	2,569
Goodwill	14,562	14,589
Other assets	9,573	9,036
Total assets	$1,092,149	$1,050,731
LIABILITIES
Deposits:
Non-interest bearing	$239,744	$226,546
Interest bearing	693,624	661,777
Total deposits	933,368	888,323
Securities sold under agreements to repurchase	28,203	19,270
Federal Home Loan Bank advances	241	14,250
Junior subordinated debt	14,964	14,964
Other liabilities	8,376	8,261
Total liabilities	985,152	945,068
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 7,605,053 at June 30, 2018 7,587,938 at December 31, 2017	7,605	7,588
Common stock warrants issued	46	46
Nonvested restricted stock	(262)	(109)
Additional paid in capital	94,867	94,516
Retained earnings	8,263	4,066
Accumulated other comprehensive loss	(3,522)	(444)
Total shareholder’s equity	106,997	105,663
Total liabilities and shareholders’ equity	$1,092,149	$1,050,731

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2017
(Dollars in thousands)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$15,697	$12,567
Taxable securities	2,373	1,935
Non taxable securities	899	942
Federal funds sold and securities purchased under resale agreements	170	36
Other	11	17
Total interest income	19,150	15,497
Interest expense:
Deposits	1,185	882
Federal funds sold and securities sold under agreement to repurchase	101	21
Other borrowed money	391	484
Total interest expense	1,677	1,387
Net interest income	17,473	14,110
Provision for loan losses	231	194
Net interest income after provision for loan losses	17,242	13,916
Non-interest income:
Deposit service charges	886	668
Mortgage banking income	1,967	1,918
Investment advisory fees and non-deposit commissions	784	572
Gain (loss) on sale of securities	(10)	226
Gain on sale of other assets	37	88
Loss on early extinguishment of debt	—	(281)
Other	1,878	1,431
Total non-interest income	5,542	4,622
Non-interest expense:
Salaries and employee benefits	9,458	8,347
Occupancy	1,197	1,066
Equipment	779	952
Marketing and public relations	283	519
FDIC assessments	164	156
Other real estate expense	49	56
Amortization of intangibles	285	149
Merger expenses	—	98
Other	3,604	2,747
Total non-interest expense	15,819	14,090
Net income before tax	6,965	4,448
Income taxes	1,255	1,028
Net income	$5,710	$3,420

Basic earnings per common share	$0.75	$0.51
Diluted earnings per common share	$0.74	$0.50

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2017
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$8,080	$6,241
Taxable securities	1,188	990
Non-taxable securities	441	469
Federal funds sold and securities purchased under resale agreements	104	17
Other	6	7
Total interest income	9,819	7,724
Interest expense:
Deposits	638	440
Federal funds sold and securities sold under agreement to repurchase	60	12
Other borrowed money	182	223
Total interest expense	880	675
Net interest income	8,939	7,049
Provision for loan losses	29	78
Net interest income after provision for loan losses	8,910	6,971
Non-interest income:
Deposit service charges	423	348
Mortgage banking income	1,016	1,248
Investment advisory fees and non-deposit commissions	401	314
Gain on sale of securities	94	172
Gain on sale of other assets	22	68
Loss on early extinguishment of debt	—	(223)
Other	955	717
Total non-interest income	2,911	2,644
Non-interest expense:
Salaries and employee benefits	4,881	4,261
Occupancy	583	539
Equipment	398	506
Marketing and public relations	194	298
FDIC assessment	83	78
Other real estate expense	31	29
Amortization of intangibles	143	74
Merger expenses	—	98
Other	1,912	1,487
Total non-interest expense	8,225	7,370
Net income before tax	3,596	2,245
Income taxes	595	581
Net income	$3,001	$1,664

Basic earnings per common share	$0.40	$0.25
Diluted earnings per common share	$0.39	$0.24

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2018	2017

Net income	$5,710	$3,420

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax benefit of $820 and tax expense of $639, respectively	(3,086)	1,240

Less: Reclassification adjustment for loss (gain) included in net income, net of tax expense of $2 and benefit of $77, respectively	8	(149)

Other comprehensive income (loss)	(3,078)	1,091
Comprehensive income	$2,632	$4,511

(Dollars in thousands)	Three months ended June 30,
	2018	2017

Net income	$3,001	$1,664

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax benefit of $216 and tax expense of $433, respectively.	(811)	841

Less: Reclassification adjustment for gain included in net income, net of tax of $19 and $59 respectively.	(75)	(113)
Other comprehensive income (loss)	(886)	728
Comprehensive income	$2,115	$2,392

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Six Months ended June 30, 2018 and June 30, 2017
(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						3,420		3,420
Other comprehensive income net of tax of $375							1,091	1,091
Issuance of restricted stock	5	5		100	(105)			—
Amortization of compensation on restricted stock					109			109
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Dividends: Common ($0.18 per share)						(1,197)		(1,197)
Dividend reinvestment plan	10	10		173				183
Balance June 30, 2017	6,702	$6,702	$46	$75,868	$(207)	$2,796	$(146)	$85,059

Balance December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income						5,710		5,710
Other comprehensive loss net of tax of $818							(3,078)	(3,078)
Issuance of restricted stock	11	11		233	(244)			—
Amortization of compensation on restricted stock					91			91
Shares retired	(2)	(2)		(55)				(57)
Dividends: Common ($0.20 per share)						(1,513)		(1,513)
Dividend reinvestment plan	8	8		173				181
Balance June 30, 2018	7,605	$7,605	$46	$94,867	$(262)	$8,263	$(3,522)	$106,997

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$5,710	$3,420
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	750	727
Premium amortization	1,293	1,679
Provision for loan losses	231	194
Write-down of other real estate owned	—	17
Gain on sale of other real estate owned	(37)	(88)
Origination of loans held-for-sale	(56,741)	(52,525)
Sale of loans held-for-sale	54,866	51,641
Amortization of intangibles	285	149
Accretion on acquired loans	(271)	(88)
Writedown of land held for sale	42	90
Loss (gain) on sale of securities	10	(226)
Loss on extinguishment of debt	—	281
Gain on sale of fixed assets	(123)	—
Decrease in other assets	435	5,686
Increase (decrease) in other liabilities	116	(787)
Net cash provided from operating activities	6,566	10,170
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(37,866)	(13,877)
Maturity/call of investment securities available-for-sale	22,075	16,628
Proceeds from sale of securities available-for-sale	19,884	10,570
Proceeds from sale of securities held-to-maturity	655	—
Proceeds from sale of other securities	603	314
Increase in loans	(37,197)	(6,718)
Proceeds from sale of other real estate owned	180	386
Proceeds from sale of fixed assets	1,143	—
Purchase of property and equipment	(321)	(1,519)
Net cash provided by (used in) investing activities	(30,844)	5,784
Cash flows from financing activities:
Increase in deposit accounts	45,098	6,517
Increase (decrease) in securities sold under agreements to repurchase	8,933	(2,208)
Advances from the Federal Home Loan Bank	—	22,000
Repayment of advances from Federal Home Loan Bank	(14,010)	(28,353)
Shares forfeited	—	(20)
Shares retired	(57)	(388)
Dividends paid: Common Stock	(1,513)	(1,197)
Dividend reinvestment plan	181	183
Net cash provided from (used in) financing activities	38,632	(3,466)
Net increase in cash and cash equivalents	14,354	12,488
Cash and cash equivalents at beginning of period	30,591	21,999
Cash and cash equivalents at end of period	$44,945	$34,487
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,677	$1,450
Income taxes	$750	$1,095
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(3,078)	$1,091
Transfer of loans to foreclosed property	$33	$26

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at June 30, 2018 and December 31, 2017, and the Company’s results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Numerator (Net income)	$5,710	$3,420	$3,001	$1,664
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	7,575	6,641	7,573	6,634
Dilutive securities:
Deferred compensation	60	54	62	54
Warrants/Restricted stock – Treasury stock method	90	118	91	115
Diluted shares	7,725	6,813	7,726	6,803
The average market price used in calculating assumed number of shares	$22.76	$20.56	$23.56	$20.75

There were no options outstanding as of June 30, 2018 and 2017.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 97,180 warrants outstanding at June 30, 2018. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 26,626 unvested restricted shares under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at June 30, 2018 for non-vested shares amounts to $261.5 thousand. In February 2017 and 2018, the Company issued 353 and 3,201 stock units, respectively, to employees that cliff vest over three years. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At June 30, 2018 and December 31, 2017, there were 114,353 and 110,320 units in the plan, respectively. The accrued liability at June 30, 2018 and December 31, 2017 amounted to $1.2 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2018
US Treasury securities	$7,870	$—	$46	$7,824
Government Sponsored Enterprises	1,091	5	3	1,093
Mortgage-backed securities	143,306	86	3,475	139,917
Small Business Administration pools	55,314	226	810	54,730
State and local government	52,322	458	900	51,880
Other securities	68	1	—	69
	$259,971	$776	$5,234	$255,513

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
US Treasury securities	$1,529	$—	$24	$1,505
Government Sponsored Enterprises	1,085	24	—	1,109
Mortgage-backed securities	145,185	285	1,702	143,768
Small Business Administration pools	61,544	374	330	61,588
State and local government	55,111	1,309	416	56,004
Other securities	932	—	82	850
	$265,386	$1,992	$2,554	$264,824

Note 3—Investment Securities – continued

HELD-TO-MATURITY:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2018
State and local government	$16,261	$52	$101	$16,212
	$16,261	$52	$101	$16,212

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
State and local government	$17,012	$223	$15	$17,220
	$17,012	$223	$15	$17,220

During the six months ended June 30, 2018 and 2017, the Company received proceeds of $19.9 million and $10.6 million, respectively, from the sale of investment securities available-for-sale. For the six months ended June 30, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $240.7 thousand and gross realized losses amounted to $250.5 thousand.   For the six months ended June 30, 2017, gross realized gains from the sale of investment securities available-for-sale amounted to $246.8 thousand and gross realized losses amounted to $21.1 thousand.   During the three months ended June 30, 2018 and 2017, the Company received proceeds of $14.3 million and $8.2 million, respectively, from the sale of investment securities available-for-sale.  For the three months ended June 30, 2018, gross realized gains totaled $206.9 thousand and gross realized losses totaled $112.5 thousand. For the three months ended June 30, 2017, gross realized gains totaled $173.3 thousand and gross realized losses totaled $1.9 thousand.

At June 30, 2018, other securities available-for-sale included the following at fair value: a mutual fund at $8.5 thousand and foreign debt of $60.0 thousand. As required by Accounting Standards Update (ASU) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company has measured its equity investments at fair value with changes in the fair value recognized through net income. For the three months and six months ended June 30, 2018, a $10.0 thousand gain and a $10.0 thousand gain was recognized on a mutual fund, respectively. At December 31, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $790.0 thousand and foreign debt of $60.0 thousand. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $955.6 thousand and $1.6 million and corporate stock in the amount of $1.0 and $1.0 million at June 30, 2018 and December 31, 2017, respectively.

Note 3—Investment Securities – continued

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2018		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

US Treasury securities	$6,342	$4	$1,482	$42	$7,824	$46
Government Sponsored Enterprise	122	3	—	—	122	3
Government Sponsored Enterprise mortgage-backed securities	81,744	1,607	42,131	1,868	123,875	3,475
Small Business Administration pools	22,305	376	14,767	434	37,072	810
State and local government	12,418	160	12,552	740	24,970	900
	$122,931	$2,150	$70,932	$3,084	$193,863	$5,234

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2018		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$10,605	$101	$0	$0	$10,605	$101

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2017		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

US Treasury securities	$—	$—	$1,505	$24	$1,505	$24
Government Sponsored Enterprise mortgage-backed securities	50,377	420	46,071	1,282	96,448	1,702
Small Business Administration pools	17,607	164	16,311	166	33,918	330
State and local government	3,639	15	12,990	401	16,629	416
Corporate and other securities	—	—	790	82	790	82
	$71,623	$599	$77,667	$1,955	$149,290	$2,554

Note 3—Investment Securities – continued

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2017		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$2,899	$15	$—	$—	$2,899	$15

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $143.1 million and $145.0 million and approximate fair value of $139.7 million and $143.6 million at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2018.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2018 with an amortized cost of $171.2 thousand and approximate fair value of $173.9 thousand. The Company held PLMBSs, including CMOs, at December 31, 2017 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

The following sets forth the amortized cost and fair value of investment securities at June 30, 2018 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

June 30, 2018	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$13,014	$13,014	$—	$—
Due after one year through five years	149,787	147,491	8,247	8,231
Due after five years through ten years	84,661	82,532	8,014	7,981
Due after ten years	12,509	12,476	—	—
	$259,971	$255,513	$16,261	$16,212
14

Note 4—Loans

Loans summarized by category as of June 30, 2018, December 31, 2017 and June 30, 2017 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Commercial, financial and agricultural	$47,853	$51,040	$41,893
Real estate:
Construction	55,479	45,401	34,526
Mortgage-residential	50,190	46,901	45,012
Mortgage-commercial	486,107	460,276	394,454
Consumer:
Home equity	32,319	32,451	30,091
Other	12,385	10,736	7,444
Total	$684,333	$646,805	$553,420
15

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2018 and June 30, 2017 and for the year ended December 31, 2017 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
June 30, 2018	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	—	(85)	—	(86)
Recoveries	3	—	2	114	5	21	—	145
Provisions	48	11	210	(573)	716	142	(323)	231
Ending balance June 30, 2018	$272	$112	$672	$2,618	$1,029	$113	$1,271	$6,087

Ending balances:
Individually evaluated for impairment	$—	$—	$1	$14	$—	$—	$—	$15

Collectively evaluated for impairment	272	112	671	2,604	1,029	113	1,271	6,072

June 30, 2018 Loans receivable:
Ending balance-total	$47,853	$55,479	$50,190	$486,107	$32,319	$12,385	$—	$684,333

Ending balances:
Individually evaluated for impairment	—	—	424	4,464	61	—	—	4,949
Collectively evaluated for impairment	$47,853	$55,479	$49,766	$481,643	$32,258	$12,385	$—	$679,384
16

Note 4—Loans-continued

(Dollars in thousands)			Real estate	Real estate	Consumer
June 30, 2017		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	—	—	—	(24)	—	(44)	—	(68)
Recoveries	3	—	2	113	24	8	—	150
Provisions	21	(28)	(87)	(37)	19	(67)	373	194
Ending balance June 30, 2017	$169	$76	$353	$2,845	$196	$24	$1,827	$5,490

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$23	$—	$—	$—	$25
Collectively evaluated for impairment	169	76	351	2,822	196	24	1,827	5,465

June 30, 2017 Loans receivable:
Ending balance-total	$41,893	$34,526	$45,012	$394,454	$30,091	$7,444	$—	$553,420

Ending balances:
Individually evaluated for impairment	—	—	434	4,275	56	—	—	4,763

Collectively evaluated for impairment	$41,893	$34,526	$44,578	$390,179	$30,035	$7,444	$—	$548,655
17

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
December 31, 2017	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	(7)	(131)	—	(173)
Recoveries	5	—	5	172	24	20	—	226
Provisions	76	(3)	18	142	138	19	140	530
Ending balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$25	$—	$—	$—	$27

Collectively evaluated for impairment	221	101	459	3,052	308	35	1,594	5,770
December 31, 2017 Loans receivable:
Ending balance-total	$51,040	$45,401	$46,901	$460,276	$32,451	$10,736	$—	$646,805

Ending balances:
Individually evaluated for impairment	—	—	413	4,742	—	—	—	5,155
Collectively evaluated for impairment	$51,040	$45,401	$46,488	$455,534	$32,451	$10,736	$—	$641,650
18

Note 4—Loans-continued

The detailed activity in the allowance for loan losses as of and for the three months ended June 30, 2018 and the three months ended June 30, 2017 is as follows:

(Dollars in thousands)			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance March 31, 2018	$210	$98	$716	$3,117	$479	$63	$1,303	$5,986
Charge-offs	—	—	—	—	—	(38)	—	(38)
Recoveries	3	—	2	87	5	13	—	110
Provisions	59	14	(46)	(586)	545	75	(32)	29
Ending balance June 30, 2018	$272	$112	$672	$2,618	$1,029	$113	$1,271	$6,087

(Dollars in thousands)			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance March 31, 2017	$140	$71	$398	$2,858	$163	$159	$1,579	$5,368
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	1	—	1	32	23	4	—	61
Provisions	28	5	(46)	(45)	10	(122)	248	78
Ending balance June 30, 2017	$169	$76	$353	$2,845	$196	$24	$1,827	$5,490

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the six months ended June 30, 2018 and 2017:

(Dollars in thousands)	2018	2017
Beginning Balance December 31,	$5,549	$6,103
New Loans	1,778	87
Less loan repayments	936	754
Ending Balance June 30,	$6,391	$5,436
19

Note 4—Loans-continued

The following table presents at June 30, 2018 and December 31, 2017 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	June 30,	December 31,
	2018	2017
Total loans considered impaired	$4,949	$5,155
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$1,819	$1,669
Related allowance	$15	$27
Loans considered impaired and previously written down to fair value	$3,130	$3,485
Average impaired loans	$5,029	$5,513
Amount of interest earned during period of impairment	$200	$132

The following tables are by loan category and present at June 30, 2018, June 30, 2017 and December 31, 2017 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2018	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	384	463	—	385	14	383	9
Mortgage-commercial	2,514	5,292	—	2,555	118	2,716	71
Consumer:
Home equity	61	61	—	62	1	59	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	40	40	1	41	1	40	1
Mortgage-commercial	1,950	1,950	14	1,987	66	1,950	33
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	424	503	1	426	15	423	10
Mortgage-commercial	4,464	7,242	14	4,541	184	4,666	104
Consumer:
Home equity	61	61	—	62	1	59	1
Other	—	—	—	—	—	—	—
	$4,949	$7,806	$15	$5,029	$200	$5,148	$115
20

Note 4—Loans-continued

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2017	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	390	449	—	390	7	389	6
Mortgage-commercial	2,584	5,123	—	2,583	105	2,575	20
Consumer:
Home equity	56	57	—	56	—	56	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	44	44	2	44	1	44	1
Mortgage-commercial	1,691	2,124	23	1,673	88	1,683	22
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	434	493	2	434	8	433	7
Mortgage-commercial	4,275	7,247	23	4,256	193	4,258	42
Consumer:
Home equity	56	57	—	56	—	56	—
Other	—	—	—	—	—	—	—
	$4,765	$7,797	$25	$4,746	$201	$4,747	$49
21

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	371	437	—	399	—
Mortgage-commercial	3,087	5,966	—	3,420	13
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	42	2	43	2
Mortgage-commercial	1,655	2,261	25	1,652	117
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	413	479	2	442	2
Mortgage-commercial	4,742	8,227	25	5,072	130
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$5,155	$8,706	$27	$5,513	$132
22

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of June 30, 2018 and December 31, 2017, no loans were classified as doubtful.

(Dollars in thousands)
June 30, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$47,473	$188	$192	$—	$47,853
Real estate:
Construction	55,479	—	—	—	55,479
Mortgage – residential	48,437	882	871	—	50,190
Mortgage – commercial	477,022	4,608	4,477	—	486,107
Consumer:
Home Equity	30,403	1,534	382	—	32,319
Other	12,385	—	—	—	12,385
Total	$671,199	$7,212	$5,922	$—	$684,333

(Dollars in thousands)
December 31, 2017		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$50,680	$179	$181	$—	$51,040
Real estate:
Construction	45,401	—	—	—	45,401
Mortgage – residential	45,343	720	838	—	46,901
Mortgage – commercial	446,531	7,698	6,047	—	460,276
Consumer:
Home Equity	30,618	1,524	309	—	32,451
Other	10,731	—	5	—	10,736
Total	$629,304	$10,121	$7,380	$—	$646,805

Note 4—Loans-continued

At June 30, 2018 and December 31, 2017, non-accrual loans totaled $3.0 million and $3.3 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2018 and at December 31, 2017 amounted to $1.8 million and $1.8 million, respectively. TDRs in non-accrual status at June 30, 2018 and December 31, 2017 amounted to $1.1 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $959.2 thousand at June 30, 2018 due primarily to two construction loans that were past their initial construction maturity and in the process of being extended. Loans greater than 90 days delinquent and still accruing interest were $32.0 thousand at December 31, 2017.

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

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2018 and June 30, 2017 follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Accretable yield, beginning of period	$12	$22

Accretion	(14)	(24)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Accretable yield, end of period	$(2)	$(2)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Accretable yield, beginning of period	$56	$34

Accretion	(6)	(28)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	44
Accretable yield, end of period	$50	$50

Note 4—Loans-continued

At June, 2018 and December 31, 2017 the recorded investment in purchased impaired loans was $604 thousand and $733 thousand, respectively. The unpaid principal balance was $877 thousand and $1.0 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, these loans were all secured by commercial real estate.

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and			Total
June 30, 2018	Past Due	Past Due	Accruing	Nonaccrual		Past Due	Current	Total Loans

Commercial	$76	$—	$—	$		$76	$47,777	$47,853
Real estate:
Construction	24	—	959			983	54,496	55,479
Mortgage-residential	166	—	—		383	549	49,641	50,190
Mortgage-commercial	540		—		2,514	3,054	483,053	486,107
Consumer:
Home equity	351	—	—		61	412	31,907	32,319
Other	116	3			—	119	12,266	12,385
	$1,273	$3	$959		$2,958	$5,193	$679,140	$684,333

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2017	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$26	$—	$32	$—	$58	$50,982	$51,040
Real estate:					—
Construction	—	—	—	—	—	45,401	45,401
Mortgage-residential	109	38	—	371	518	46,383	46,901
Mortgage-commercial	290	828	—	2,971	4,089	456,187	460,276
Consumer:					—
Home equity	805	36	—	—	841	31,610	32,451
Other	1	5	—	—	6	10,730	10,736
	$1,231	$907	$32	$3,342	$5,512	$641,293	$646,805

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three month and six month periods ended June 30, 2018 and June 30, 2017.

During the three and six month periods ended June 30, 2018 and June 30, 2017, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to revenue recognition. The amendments were effective upon issuance. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In March 2018, the FASB updated the Debt Securities and the Regulated Operations Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In March 2018, the FASB updated the Income Taxes Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In May 2018, the FASB amended the Financial Services—Depository and Lending Topic of the Accounting Standards Codification to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

Note 6 – Fair Value of Financial Instruments - continued

 Loans - The fair value of loans at June 30, 2018 were measured using an exit price methodology. Prior to adoption of ASU 2016-01, the Company measured fair value using an entry price notion. The entry price notion used a discounted cash flow method to calculate the present future value of expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The exit price uses this methodology but also incorporates other assumptions such as market factors, illiquidity risk and enhanced credit risk. These added assumptions are intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In estimating the fair value the Company’s portfolio is segmented using the six categories in Note 4 – Loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Prior to adoption of ASU 2016-01 loans other than impaired loans were classified as a Level 2 measurement, as of June 30, 2018 all loans are classified as a Level 3 measurement.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$44,945	$44,945	$44,945	$—	$—
Held-to-maturity securities	16,261	16,212	—	16212	—
Available-for-sale securities	255,513	255,513	9	255,504	—
Other investments, at cost	1,956	1,956	—	—	1,956
Loans held for sale	6,969	6,969	—	6,969	—
Net loans receivable	678,246	668,620	—	—	668,620
Accrued interest	3,374	3,374	3,374	—	—
Financial liabilities:
Non-interest bearing demand deposits	$239,744	$239,744	$—	$239,744	$—
Interest bearing demand deposits and money market accounts	394,449	394,449	—	394,449	—
Savings	106,333	106,333	—	106,333	—
Time deposits	192,842	193,267	—	193,267	—
Total deposits	933,368	933,793	—	933,793	—
Federal Home Loan Bank Advances	241	241	—	241	—
Short term borrowings	28,203	28,203	—	28,203	—
Junior subordinated debentures	14,964	12,157	—	12,157	—
Accrued interest payable	650	650	650	—	—

	December 31, 2017
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$30,591	$30,591	$30,591	$—	$—
Held-to-maturity securities	17,012	17,220	—	17,220	—
Available-for-sale securities	264,824	264,824	790	264,034	—
Other investments, at cost	2,559	2,559	—	—	2,559
Loans held for sale	5,093	5,093	—	5,093	—
Net loans receivable	641,008	639,489	—	634,361	5,128
Accrued interest	3,489	3,489	3,489	—	—
Financial liabilities:
Non-interest bearing demand	$226,546	$226,546	$—	$226,546	$—
NOW and money market accounts	364,358	364,358	—	364,358	—
Savings	104,756	104,756	—	104,756	—
Time deposits	192,663	192,186	—	192,186	—
Total deposits	888,323	887,846	—	887,846	—
Federal Home Loan Bank Advances	14,250	14,248	—	14,248	—
Short term borrowings	19,270	19,270	—	19,270	—
Junior subordinated debentures	14,964	15,025	—	15,025	—
Accrued interest payable	562	562	562	—	—

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2018 and December 31, 2017 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2018 or December 31, 2017 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$7,824	$—	$7,824	$—
Government sponsored enterprises	1,093	—	1,093	—
Mortgage-backed securities	139,917	—	139,917	—
Small Business Administration pools	54,730	—	54,730	—
State and local government	51,880	—	51,880	—
Corporate and other securities	69	9	60	—
	255,513	9	255,504	—
Loans held for sale	6,969	—	6,969	—
Total	$262,482	$9	$262,482	$—

(Dollars in thousands)

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,505	$—	$1,505	$—
Government sponsored enterprises	1,109	—	1,109	—
Mortgage-backed securities	143,768	—	143,768	—
Small Business Administration securities	61,588	—	61,588	—
State and local government	56,004	—	56,004	—
Corporate and other securities	850	790	60	—
	264,824	790	264,034	—
Loans held for sale	5,093	—	5,093	—
Total	$269,917	$790	$269,127	$—

Note 6 – Fair Value of Financial Instruments - continued

The following table reconciles the changes in Level 3 financial instruments for the six months ended June 30, 2017 measured on a recurring basis. There were no Level 3 financial instruments for the three months ended June 30, 2017 or the three and six months ended June 30, 2018 measured on a recurring basis.

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2016	$1,000
Total gains or losses (realized/unrealized) Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	(1,000)
Ending Balance June 30, 2017	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2018 and December 31, 2017 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	423	—	—	423
Mortgage-commercial	4,450	—	—	4,450
Consumer:
Home equity	61	—	—	61
Other	—	—	—	—
Total impaired	4,934	—	—	4,934
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	—	—	—	—
Mortgage-commercial	996	—	—	996
Total other real estate owned	1,824	—	—	1,824
Total	$6,758	$—	$—	$6,758

Note 6 – Fair Value of Financial Instruments - continued

(Dollars in thousands)
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	411	—	—	411
Mortgage-commercial	4,717	—	—	4,717
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	5,128	—	—	5,128
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	47	—	—	47
Mortgage-commercial	1,059	—	—	1,059
Total other real estate owned	1,934	—	—	1,934
Total	$7,062	$—	$—	$7,062

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $5.0 million and $5.2 million as of June 30, 2018 and December 31, 2017, respectively.

Note 6 – Fair Value of Financial Instruments - continued

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,824	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 4,934	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 5,128	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
Dollars in thousands	2018	2017
Non-interest bearing demand deposits	$239,744	$226,546
Interest bearing demand deposits and money market accounts	394,448	364,358
Savings	106,333	104,756
Time deposits	192,843	192,663
Total deposits	$933,368	$888,323

As of June 30, 2018 and December 31, 2017, the Company had time deposits greater than $250,000 of $37.5 million and $38.4 million, respectively.

Note 8 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.
•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.
•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.
•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Six months ended June 30, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$18,731	$408	$—	$1,831	$(1,820)	$19,150
Interest expense	1,337	—	—	340	—	1,677
Net interest income	$17,394	$408	$—	$1,491	$(1,820)	$17,473
Provision for loan losses	231	—	—	—	—	231
Noninterest income	2,791	1,967	784	—	—	5,542
Noninterest expense	13,310	1,577	723	209	—	15,819
Net income before taxes	$6,644	$798	$61	$1,282	$(1,820)	$6,965
Income tax provision (benefit)	1,382	—	—	(127)	—	1,255
Net income (loss)	$5,262	$798	$61	$1,409	$(1,820)	$5,710

Note 8 – Reportable Segments-continued

Three months ended June 30, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$9,602	$211	$—	$922	$(916)	$9,819
Interest expense	698	—	—	182	—	880
Net interest income	$8,904	$211	$—	$740	$(916)	$8,939
Provision for loan losses	29	—	—	—	—	29
Noninterest income	1,494	1,016	401	—	—	2,911
Noninterest expense	6,900	823	382	120	—	8,225
Net income before taxes	$3,469	$404	$19	$620	$(916)	$3,596
Income tax provision (benefit)	657	—	—	(62)	—	595
Net income	$2,812	$404	$19	$682	$(916)	$3,001

Six months ended June 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$15,310	$178	$—	$1,445	$(1,436)	$15,497
Interest expense	1,114	—	—	273	—	1,387
Net interest income	$14,196	$178	$—	$1,172	$(1,436)	$14,110
Provision for loan losses	194	—	—	—	—	194
Noninterest income	2,042	1,918	572	90	—	4,622
Noninterest expense	11,917	1,412	578	183	—	14,090
Net income before taxes	$4,127	$684	$(6)	$1,079	$(1,436)	$4,448
Income tax provision (benefit)	1,265	—	—	(237)	—	1,028
Net income (loss)	$2,862	$684	$(6)	$1,316	$(1,436)	$3,420

Note 8 – Reportable Segments-continued

Three months ended June 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,590	$119	$—	$679	$(664)	7,724
Interest expense	557	—	—	118	—	675
Net interest income	$7,033	$119	$—	$561	$(664)	$7,049
Provision for loan losses	78	—	—	—	—	78
Noninterest income	1,099	1,248	297	—	—	2,644
Noninterest expense	6,174	803	260	133	—	7,370
Net income before taxes	$1,880	$564	$37	$428	$(664)	$2,245
Income tax provision (benefit)	644	—	—	(63)	—	581
Net income	$1,236	$564	$37	$491	$(664)	$1,664

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of June 30, 2018	$1,072,255	$18,975	$13	$125,282	$(124,376)	$1,092,149

Total Assets as of December 31, 2017	$1,033,483	$16,298	$19	$121,326	$(120,395)	$1,050,731

Note 9 - Mergers and Acquisitions

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

Note 9 - Mergers and Acquisitions-continued

The following table presents the assets acquired and liabilities assumed as of October 20, 2017 as recorded by the Company on the acquisition date and initial fair value adjustments.

	As Recorded by	Fair Value		As Recorded
(Dollars in thousands, except per share data)	Cornerstone	Adjustments		by the Company
Assets
Cash and cash equivalents	$30,060	$—		$30,060
Investment securities	44,018	(358	)(a)	43,660
Loans	60,835	(734	)(b)	60,101
Premises and equipment	4,164	573	(c)	4,737
Intangible assets	—	1,810	(d)	1,810
Bank owned life insurance	2,384	—		2,384
Other assets	3,082	(473	)(e)	2,609
Total assets	$144,543	$818		$145,361

Liabilities
Deposits:
Noninterest-bearing	$27,296	$—		$27,296
Interest-bearing	99,152	150	(f)	99,302
Total deposits	126,448	150		126,598
Securities sold under agreements to repurchase	849	—		849
Other liabilities	320	—		319
Total liabilities	127,617	150		127,766
Net identifiable assets acquired over liabilities assumed	16,926	668		17,594
Goodwill	—	9,483		9,483
Net assets acquired over liabilities assumed	$16,926	$10,151		$27,077

Consideration:
First Community Corporation common shares issued	877,364
Purchase price per share of the Company’s common stock	$22.05
	$19,346
Cash exchanged for stock and fractional shares	7,731
Fair value of total consideration transferred	$27,077

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

The operating results of the Company for the three months and six months ended June 30, 2018 include the operating results of the acquired assets and assumed liabilities for the entire period.

Note 9 - Mergers and Acquisitions-continued

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

	Pro Forma	Pro Forma
	Three Months	Six Months
(Dollars in thousands)	Ended June 30, 2017	Ended June 30, 2017

Total revenues (net interest income plus noninterest income)	$10,996	$21,290
Net income	$1,638	$3,550

Note 10 – Subsequent Events

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

Cautionary Note Regarding Any Forward-Looking Statements

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
41

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2018 as compared to the six-month and three-month period ended June 30, 2017 and also analyzes our financial condition as of June 30, 2018 as compared to December 31, 2017. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2018 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 14, 2018.

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

Core deposit intangibles consist of costs that resulted from the acquisition of deposits from Savannah River Financial Corporation (“Savannah River”), First South Bank, and Cornerstone. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in this transaction. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At June 30, 2018 and December 31, 2017, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Net Income

Our net income for the six months ended June 30, 2018 was $5.7 million or $0.74 diluted earnings per common share, as compared to $3.4 million or $0.50 diluted earnings per common share for the six months ended June 30, 2017. On October 20, 2017, we completed the acquisition of Cornerstone Bancorp (“Cornerstone”) and its wholly-owned subsidiary, Cornerstone National Bank. The operating results of the acquired assets and assumed liabilities of Cornerstone are included in the operating results of the Company for the six months ended June 30, 2018. Net interest income increased $3.4 million for the six months ended June 30, 2018 as compared to the same period in 2017. This increase is a result of an increase in average earning assets, which increased by $131.8 million in the first half of 2018 as compared to the same period in 2017. The net interest margin on a tax equivalent basis increased to 3.69% during the first half of 2018 as compared to 3.51% during the first six months of 2017. Non-interest income increased by $920 thousand in the first six months of 2018 compared to the first six months of 2017. Non-interest expense in the six months ended June 30, 2018 increased $1.7 million as compared to the same period in 2017. The increases in non-interest income and expense, as explained below, are significantly impacted by the Cornerstone acquisition. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate to 21% from 35%, effective for 2018. As a result of the change in tax rates, our effective tax rate decreased in the first quarter of 2018 (See “Income Tax Expense” below).

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six-month periods ended June 30, 2018 and 2017, along with average balances and the related interest income and interest expense amounts.

Net interest income was $17.5 million for the six months ended June 30, 2018 as compared to $14.1 million for the six months ended June 30, 2017. The $3.4 million increase in net interest income was primarily attributable to an increase in average earning assets of $131.8 million as well as an increase of 18 basis points in the taxable equivalent net interest margin between the two periods. Our net interest margin on a tax equivalent basis was 3.69% during the six months ended June 30, 2018 as compared to 3.51% for the same period in 2017. The yield on earning assets increased by 25 basis points in the first half of 2018 as compared to the same period in 2017. Average loans comprised 69.0% of average earning assets in the first six months of 2018 as compared to 66.6% in the same period of 2017. The yield on our loan portfolio increased 20 basis points in the six-month period ended June 30, 2018 to 4.74% as compared to 4.54% during the same period in 2017. The yield on our investment portfolio increased from 2.19% for the six months ended June 30, 2017 to 2.38% for the same period in 2018. The yield on earning assets increased by 25 basis points to 3.99% for the six months ended June 30, 2018 from 3.74% during the same period of 2017. Recent increases in the federal funds target rate have increased the yields on certain variable rate products in both our loan and investment portfolio. The cost of interest-bearing liabilities during the first six months of 2018 was 0.47% as compared to 0.44% in the same period in 2017. The continued focus and resulting shift in our deposit funding mix, as well as our current liquidity position, has assisted us in controlling our overall cost of funds during this period of increasing short term interest rates. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower cost funds, represent 66.8% of our average interest bearing liabilities during the first six months of 2018 as compared to 63.4% in the same period in 2017.

Provision and Allowance for Loan Losses

At June 30, 2018 and December 31, 2017, the allowance for loan losses was $6.1 million, or 0.89% of total loans (excluding loans held for sale), and $5.8 million, or 0.90% of total loans (excluding loans held for sale), respectively. Loans that were acquired in the acquisition of Cornerstone in 2017 as well as in the acquisition of Savannah River in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At June 30, 2018 and December 31, 2017, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $1.2 million and $1.5 million, respectively. Our provision for loan losses was $231 thousand and $194 thousand for the six months ended June 30, 2018 and 2017, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 0.36%, 0.24% and 0.01%. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery and slow economic growth. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, net charge-offs have averaged approximately 5 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. The percentage of the unallocated portion of the allowance to the total allowance has declined over the last several years. Management does not believe it would be judicious to reduce the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At June 30, 2018 and December 31, 2017, approximately 91.2% and 90.4%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $5.7 million (0.53% of total assets) at June 30, 2018 as compared to $5.3 million (0.51% of total assets) at December 31, 2017. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the sustainability of the improved economic environment on our customer base of local businesses and professionals. There were 34 loans totaling $3.9 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2018. The largest loan included in non-accrual status is in the amount of $825 thousand and is secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 33 loans is approximately $119 thousand, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At June 30, 2018 we had two loans totaling $959 thousand delinquent 90 days and still accruing interest. Both of these loans are real estate construction loans that were past the initial construction period, were current as to interest but had not yet been modified to extend the construction period. We do not anticipate any credit losses on these two loans. At June 30, 2018, we had loans totaling $1.3 million that were delinquent 30 days to 89 days representing 0.33% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. At June 30, 2018, there have been no loans identified as potential problem loans.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Average loans (including loans held for sale) outstanding	$667,929	$557,972
Loans outstanding at period end	$684,333	$553,420
Non-performing assets:
Nonaccrual loans	$2,958	$3,030
Loans 90 days past due still accruing	959	—
Repossessed-other	—	—
Foreclosed real estate and other assets	1,824	838
Total non-performing assets	$5,741	$3,868

Beginning balance of allowance	$5,797	$5,214
Loans charged-off:
1-4 family residential mortgage	1	—
Non-residential real estate	—	24
Home equity	—	—
Commercial	—	—
Installment & credit card	85	44
Total loans charged-off	86	68
Recoveries:
1-4 family residential mortgage	2	2
Non-residential real estate	114	113
Home equity	5	24
Commercial	3	3
Installment & credit card	21	8
Total recoveries	145	150
Net loan recoveries (charge offs)	59	82
Provision for loan losses	231	194
Balance at period end	$6,087	$5,490

Net (recoveries) charge-offs to average loans	(0.01%)	(0.02%)
Allowance as percent of total loans	0.89%	0.99%
Non-performing assets as % of total assets	0.53%	0.42%
Allowance as % of non-performing loans	155.40%	181.19%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2018		December 31, 2017
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$272	7.0%	$221	7.9%
Real Estate – Construction	112	8.1%	101	7.0%
Real Estate Mortgage:
Residential	672	7.4%	461	7.2%
Commercial	2,618	71.0%	3,077	71.2%
Consumer:
Home Equity	1,029	4.7%	308	5.0%
Other	113	1.8%	35	1.7%
Unallocated	1,271	N/A	1,594	N/A
Total	$6,087	100.0%	$5,797	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2018 was $5.5 million as compared to $4.6 million during the same period in 2017. Deposit service charges increased $218 thousand during the first half of 2018 as compared to the same period in 2017. This is primarily a result of the Cornerstone acquisition in October 2017 as well as organic increases in transaction deposit account balances. Mortgage banking income and investment advisory fees accounted for $49 thousand and $212 thousand, respectively, of the increase in the first half of 2018 as compared to the same period in 2017. The increase in mortgage banking income is a result of a continued focus on this source of revenue. Prior to the first six months of 2018, we did not have mortgage originators located in our Augusta or Greenville markets. We have recently added an originator in each of these markets. An increase in assets under management has contributed to the increase in investment advisory fee income. At June 30, 2018, we had $281.9 million in assets under management as compared to $241.6 million at June 30, 2017. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. During the first half of 2017, we sold investment securities for a net gain of $226 thousand as compared to a gain on the net loss on sale of investment securities of $10 thousand in the same period in 2017. The gains in 2017 were offset by prepayment penalties in the amount of $281 thousand resulting from the early payoff of $9.8 million of FHLB advances in the first half of 2017. There were no prepayment penalties in the first six months of 2018. Non-interest income, other increased $447 thousand in the first half of 2018 as compared to the same period in 2017. This increase results primarily from additional debit card and other account activity fees and income on bank owned life insurance (“BOLI”) as a result of the Cornerstone transaction. In addition, during the first six months of 2018 we realized a gain on the sale of excess bank property in the amount of $80 thousand.

The following table sets forth for the periods indicated the primary components of other noninterest income:

	Six months ended
	2018	2017
ATM debit card income	$911	$807
Income on bank owned life insurance	372	292
Rental income	141	107
Loan late charges	48	46
Safe deposit fees	28	23
Wire transfer fees	41	31
Other	337	125
Total	$1,878	$1,431

Total non-interest expense increased $1.7 million in the first half of 2018 to $15.8 million as compared to $14.1 million in the first half of 2017. Salary and benefit expense increased $1.1 million from $8.3 million in the first six months of 2017 to $9.4 million in the first six months of 2018. This increase is primarily a result of the normal salary adjustments, as well as the addition of the employees as a result of the Cornerstone acquisition. At June 30, 2018 and 2017, we had 235 and 200 full time equivalent employees, respectively. The increase in occupancy expense of $131 thousand in first half of 2018 as compared to same period in 2017 is primarily a result of the addition of the three offices acquired in the Cornerstone transaction as well as the opening of our new downtown office in Augusta, Georgia. Marketing and public relations expense decreased from $519 thousand in the first half of 2017 to $283 thousand in the first half of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2018 annual media cost will not vary substantially from the annual cost incurred in 2017. Amortization of intangibles increased to $285 thousand in the first half of 2018 from $149 thousand in the same period in 2017. This increase is a result of the amortization of core deposit intangible acquired in the Cornerstone transaction—total core deposit intangible in this transaction amounted to approximately $1.8 million. The amortization is being recognized on a 150% declining balance method over ten years. As noted in prior periods, in June of 2017, the Company moved its core data processing system from an in-house environment to an outsourcing environment with a different vendor. As a result, much of the costs associated with data processing prior to the conversion were captured in the furniture fixtures and equipment category, postage as well as other categories. The data processing and related cost are now all primarily included in this one category which accounts for substantially all of the increase.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2018	2017
Data processing	$1,146	$420
Supplies	80	73
Telephone	222	179
Courier	75	51
Correspondent services	130	105
Insurance	128	221
Postage	29	85
Legal and professional fees	506	632
Loss on limited partnership interest	23	65
Director fees	197	199
Shareholder expense	105	65
Dues	72	64
Subscriptions	100	92
Loan closing costs/fees	119	82
Other	672	414
	$3,604	$2,747

Income Tax Expense

Our effective tax rate was 18.0% and 23.1% in the first half of 2018 and 2017, respectively. The effective rate in 2018 is impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%. The decrease in the effective tax rate in 2018 and 2017 also results from a purchased South Carolina rehabilitation tax credit in the first half of 2018. The purchase of this credit reduced our state income tax expense by the $205 thousand. The cost of this credit was $164 thousand and this expense is included in Non-interest expense “Other”. In 2017, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first half of 2017, the recognition of settled share-based payments reduced tax expense by approximately $115 thousand. In 2018, the impact of these share-based payments was approximately $14 thousand. This change may increase the volatility of income tax expense in future periods when share-based compensation is settled or vests. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 20.0% to 20.5% throughout the remainder of 2018. There are no share based payments scheduled to vest or settle during the remainder of 2018.

Comparison of Results of Operations for Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Net Income

Our net income for the three months ended June 30, 2018 was $3.0 million, or $0.39 diluted earnings per common share, as compared to $1.7 million, or $0.24 diluted earnings per common share, for the three months ended June 30, 2017. As noted above, we completed the acquisition of Cornerstone on October 20, 2017, the operating results of the acquired assets and assumed liabilities of Cornerstone are included in the operating results of the Company for the three months ended June 30, 2018. Net interest income increased $1.9 million for the three months ended June 30, 2018 as compared to the same period in 2017. Average earning assets increased by $143.6 million in the second quarter of 2018 as compared to the same period in 2017. The net interest margin on a tax equivalent basis increased to 3.71% during the second quarter of 2018 as compared to 3.49% during the second quarter of 2017. The increase in net interest income was partially offset by an $855 thousand increase in non-interest expense much of which results from the Cornerstone acquisition.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2018 and 2017, along with average balances and the related interest income and interest expense amounts.

Net interest income was $8.9 million and $7.0 million for the three months ended June 30, 2018 and 2017, respectively. Our tax equivalent net interest margin increased by 22 basis points from 3.49% for the three months ended June 30, 2017 to 3.71% for the three months ended June 30, 2018. The continued focus on changing the mix of earning assets from investment securities to loans also benefitted the net interest margin. During the three months ended June 30, 2017, loans represented 66.9% of average earning assets as compared to 69.3% in the same period of 2018. The yield on loans increased 30 basis points in the second quarter of 2018 (4.78%) as compared to the same period in 2017 (4.48%). The yield on earning assets for the three months ended June 30, 2018 and 2017 was 4.03% and 3.71%, respectively. The yield on our securities portfolio increased from 2.23% for the three months ended June 30, 2017 to 2.37% for the same period in 2018. As noted previously, recent increases in the federal funds target rate have increased the yields on certain variable rate products in both our loan and investment portfolio. The cost of interest-bearing liabilities during the three months ended June 30, 2018 was 0.49% as compared to 0.43% in the same period of 2017. During the second quarter of 2018, deposit account funding, excluding time deposits, represented 79.0% of total average deposits. For the second quarter of 2017, funding from these lower cost deposit sources represented 77.7% of total average deposits.

Non-interest Income and Non-interest Expense

Non-interest income during the second quarter of 2018 was $2.9 million as compared to $2.6 million during the same period in 2017. Mortgage banking income decreased $238 thousand for the three months ended June 30, 2018 as compared to the same period in 2017. Mortgage loan production in the second quarter of 2018 was $34.4 million as compared to $33.7 million in the second quarter of 2017. The slight increase in production during the second quarter of 2018 did not offset the average margin decline realized on the production during this period in 2018 as compared to 2017. During the second quarter of 2018, we sold securities in the approximate amount of $15.0 million and realized a gain of $94 thousand. During the second quarter of 2017, we sold securities in the amount of $8.2 million and recognized a net gain of $172 thousand. The gains were offset by the pre-payment of $7.3 million in a FHLB advance in which we incurred a pre-payment penalty of $223 thousand during the second quarter of 2017. No FHLB pre-payment penalties were incurred in the second quarter of 2018. Non-interest income, other increased $238 thousand in the second quarter of 2018 as compared to the same period in 2017. This increase results primarily from additional miscellaneous fees and increased income on bank owned life insurance (“BOLI”) as a result of the Cornerstone transaction.

Total non-interest expense increased $855 thousand in second quarter of 2018 to $8.2 million as compared to $7.4 million in the second quarter of 2017. Salary and benefit expense increased $620 thousand from $4.3 million in the second quarter of 2017 to $4.9 million in the second quarter of 2018. This increase is primarily a result of normal salary adjustments, as well as higher incentive accruals and mortgage commissions paid on increased production. As previously noted, we had 200 full time equivalent employees at June 30, 2017 as compared to 235 at June 30, 2018. Equipment expense decreased $108 thousand in the second quarter of 2018 as compared to the same period in 2017. As noted in the discussion of the six month results, this decrease is a result of certain costs that were previously captured in this category are now included in our data processing cost as a result of outsourcing our core processing system in June of 2017. Marketing and public relations expense decreased from $298 thousand in the second quarter of 2017 to $194 thousand in the second quarter of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2017 annual media cost will not vary substantially from the annual cost incurred in 2017. Non-interest expense “Other” increased by $424 thousand in the second quarter of 2018 as compared to the same period in 2017. Data processing cost increased $319 thousand primarily as a result of the core processing conversion. As noted above, certain cost previously included in equipment expense are now included in this category. Further, the Cornerstone acquisition resulted in an increase in overall data processing costs in the second quarter of 2018. As compared to the second quarter of 2017 Legal and professional fees decreased $127 thousand. The majority of this decrease was a result of outside consultants incurred related to the core processing conversion and a mortgage process improvement engagement during the second quarter of 2017. “Other Miscellaneous” expense increased $328 thousand in the second quarter of 2018 as compared to the same period in 2017. As noted above, the cost of a South Carolina rehabilitation tax credit of $164 thousand acquired in the second quarter of 2018 accounts for a substantial portion of this increase.

The following is a summary of the components of other non-interest expense for the periods indicated:

	Three months ended
(Dollars in thousands)	June 30,
	2018	2017
Data processing	$572	$253
Supplies	44	43
Telephone	105	90
Courier	37	26
Correspondent services	60	52
Insurance	67	110
Postage	11	38
Legal and Professional fees	252	379
Director Fees	104	128
Shareholder expense	46	27
Dues	37	33
Subscriptions	50	43
Loan closing cost	68	29
Other Miscellaneous	564	236
	$1,912	$1,487

Financial Position

Assets totaled $1.1 billion at June 30, 2018 and $1.1 billion at December 31, 2017. Loans increased by approximately $37.5 million during the six months ended June 30, 2018. Loans (excluding loans held for sale) at June 30, 2018 were $684.3 million as compared to $646.8 million at December 31, 2017. Total loan production was $70.9 million during the first half of 2018. At June 30, 2018 and December 31, 2017, loans (excluding loans held for sale) accounted for 68.9% and 67.9% of earning assets, respectively. The loan-to-deposit ratio at June 30, 2018 and December 31, 2017 was 74.1% and 73.4%, respectively. Investment securities decreased to $273.7 million at June 30, 2018 from $284.4 million at December 31, 2017. Deposits increased $45.1 million to $933.4 million at June 30, 2018 as compared to $888.3 million at December 31, 2017. This $45.1 million increase was primarily used to fund the $37.5 million in loan growth and pay down approximately $14.0 million in short-term FHLB advances. Pure deposits (deposits less time deposits) represented 82.8% of total deposits as of June 30, 2018 as compared to 82.1% at December 31, 2017. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. A slow-down in the national or local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to continue to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(In thousands)	June 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$47,853	7.0%	$51,040	7.9%
Real estate:
Construction	55,479	8.1%	45,401	7.0%
Mortgage – residential	50,190	7.4%	46,901	7.2%
Mortgage – commercial	486,107	71.0%	460,276	71.2%
Consumer:
Home Equity	32,319	4.7%	32,451	5.0%
Other	12,385	1.8%	10,736	1.7%
Total gross loans	684,333	100.0%	646,805	100.0%
Allowance for loan losses	(6,087)		(5,797)
Total net loans	$678,246		$641,008

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2018 and December 31, 2017 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2018	December 31, 2017
+200bp	-1.76%	-2.26%
+100bp	-0.68%	-0.85%
Flat	—	—
-100bp	-0.81%	-2.54%
-200bp	-5.17%	-7.71%

The decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they may not be repriced in proportion to the change in interest rates. At the current low interest rate levels, we believe that a downward shift of 200 basis points across the entire yield curve is unlikely. The modest decrease in a rising rate environment primarily relates to the historical beta assumptions in the modeling. We are currently not deposit repricing at these levels. We have been able to control deposit pricing in the current rising rate environment primarily as a result of our current liquidity levels as well as continued core deposit growth. The two year impact of rising rates of 100 and 200 basis points, at our historical beta levels, reflects net interest income increasing by 2.5% and 4.4%, respectively.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2018, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (0.58)% as compared to (0.09)% at December 31, 2017.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 26.2% of total assets at June 30, 2018. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At June 30, 2018, the amount of time deposits of $100 thousand or more represented 9.0% of total deposits and the amount of time deposits of $250 thousand or more represented 3.7% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2018, we had issued commitments to extend credit of $128.5 million, including $38.6 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.8% of total assets at June 30, 2018 and 10.1% at December 31, 2017. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2018. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, imposed higher minimum capital requirements for bank holding companies and banks. The regulatory capital rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019.

The final rule included certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a Common Equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from former requirements); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rules, Tier 1 capital was redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. Common Equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that previously qualified in Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out from the inclusion of AOCI in Common Equity Tier 1 capital.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, will become fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2018, we are required to hold a capital conservation buffer of 1.875%, increasing to 2.5% effective January 1, 2019.

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

As of June 30, 2018, the Company and the Bank meet all capital adequacy requirements under the rules on a fully phased-in basis if such requirements had been effective at that time. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 13.2% and 13.9%, respectively, at June 30, 2018 as compared to 9.7%, 13.4%, and 14.2%, respectively, at December 31, 2017. The Bank’s Common Equity Tier 1 ratio at June 30, 2018 was 13.2% and 13.4% at December 31, 2017. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 13.8% and 14.5%, respectively, at June 30, 2018 as compared to 10.1%, 14.0% and 14.8%, respectively, at December 31, 2017. The Company’s Common Equity Tier 1 ratio at June 30, 2018 and December 31, 2017 was 11.9% and 12.1%, respectively. Our management anticipates that the Bank and the Company will remain a well-capitalized institution for at least the next 12 months.

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

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$667,929	$15,697	4.74%	$557,972	$12,567	4.54%
Securities:	277,182	3,272	2.38%	265,448	2,877	2.19%
Federal funds sold and securities purchased under agreements to resell	22,921	181	1.59%	12,788	53	0.84%
Total earning assets	968,032	19,150	3.99%	836,208	15,497	3.74%
Cash and due from banks	13,503			11,773
Premises and equipment	35,173			30,428
Intangibles	17,011			6,105
Other assets	36,192			31,251
Allowance for loan losses	(5,957)			(5,347)
Total assets	$1,063,954			$910,418
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$190,302	$139	0.15%	$158,651	$85	0.11%
Money market accounts	181,830	338	0.37%	168,037	211	0.25%
Savings deposits	106,532	73	0.14%	73,478	42	0.12%
Time deposits	193,429	634	0.66%	175,163	544	0.63%
Other borrowings	44,267	493	2.25%	55,640	505	1.83%
Total interest-bearing liabilities	716,360	1,677	0.47%	630,969	1,387	0.44%
Demand deposits	234,225			189,211
Other liabilities	7,556			6,809
Shareholders’ equity	105,813			83,429
Total liabilities and shareholders’ equity	$1,063,954			$910,418

Cost of funds, including demand deposits			0.36%			0.34%
Net interest spread			3.52%			3.30%
Net interest income/margin		$17,473	3.64%		$14,110	3.40%
Net interest income/margin FTE basis	$231	$17,704	3.69%	$442	$14,552	3.51%

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$677,524	$8,080	4.78%	$558,429	$6,241	4.48%
Securities:	275,714	1,629	2.37%	262,806	1,459	2.23%
Federal funds sold and securities purchased	24,803	110	1.78%	13,212	24	0.73%
Total earning assets	978,041	9,819	4.03%	834,447	7,724	3.71%
Cash and due from banks	13,336			12,572
Premises and equipment	34,784			30,684
Intangibles	16,941			6,068
Other assets	36,241			30,331
Allowance for loan losses	(6,044)			(5,423)
Total assets	$1,073,299			$908,679

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$194,514	$72	0.15%	$161,110	$43	0.11%
Money market accounts	185,922	194	0.42%	168,050	106	0.25%
Savings deposits	106,523	34	0.13%	74,800	21	0.11%
Time deposits	193,635	338	0.70%	172,115	270	0.63%
Other borrowings	38,510	242	2.52%	45,732	235	2.05%
Total interest-bearing liabilities	719,104	880	0.49%	621,807	675	0.43%
Demand deposits	240,594			195,561
Other liabilities	7,569			6,546
Shareholders’ equity	106,032			84,765
Total liabilities and shareholders’ equity	$1,073,299			$908,679

Cost of funds, including demand deposits			0.37%			0.33%
Net interest spread			3.54%			3.28%
Net interest income/margin		$8,939	3.67%		$7,049	3.39%
Net interest income/margin FTE basis	$113	$9,052	3.71%	$216	$7,266	3.49%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2018 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “Market Risk and Interest Rate Sensitivity” subsection in Item 7 of Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 8, 2018	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

