Form 10-Q
period 2018-09-30
FIRST COMMUNITY CORP /SC/
filed 2018-11-08
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: On November 8, 2018, 7,629,638 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
(Dollars in thousands, except par value)	2018	December 31,
	(Unaudited)	2017
ASSETS
Cash and due from banks	$14,231	$14,803
Interest-bearing bank balances	22,104	15,186
Federal funds sold and securities purchased under agreements to resell	605	602
Investment securities - held-to-maturity	16,218	17,012
Investment securities - available-for-sale	251,620	264,824
Other investments, at cost	2,125	2,559
Loans held for sale	5,528	5,093
Loans	696,515	646,805
Less, allowance for loan losses	6,212	5,797
Net loans	690,303	641,008
Property, furniture and equipment - net	34,405	36,103
Bank owned life insurance	25,579	25,413
Other real estate owned	1,921	1,934
Intangible assets	2,142	2,569
Goodwill	14,637	14,589
Other assets	9,724	9,036
Total assets	$1,091,142	$1,050,731
LIABILITIES
Deposits:
Non-interest bearing	$254,270	$226,546
Interest bearing	667,452	661,777
Total deposits	921,722	888,323
Securities sold under agreements to repurchase	33,226	19,270
Federal Home Loan Bank advances	4,236	14,250
Junior subordinated debt	14,964	14,964
Other liabilities	8,808	8,261
Total liabilities	982,956	945,068
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 7,629,638 at September 30, 2018 and 7,587,938 at December 31, 2017	7,630	7,588
Common stock warrants issued	34	46
Nonvested restricted stock	(205)	(109)
Additional paid in capital	94,967	94,516
Retained earnings	10,336	4,066
Accumulated other comprehensive loss	(4,576)	(444)
Total shareholders’ equity	108,186	105,663
Total liabilities and shareholders’ equity	$1,091,142	$1,050,731

 See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2017
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$23,974	$19,003
Taxable securities	3,623	2,924
Non taxable securities	1,232	1,395
Federal funds sold and securities purchased under resale agreements	290	94
Other	16	—
Total interest income	29,135	23,416
Interest expense:
Deposits	2,001	1,341
Federal funds sold and securities sold under agreement to repurchase	197	45
Other borrowed money	581	694
Total interest expense	2,779	2,080
Net interest income	26,356	21,336
Provision for loan losses	252	360
Net interest income after provision for loan losses	26,104	20,976
Non-interest income:
Deposit service charges	1,320	1,047
Mortgage banking income	3,126	2,950
Investment advisory fees and non-deposit commissions	1,207	908
Gain (loss) on sale of securities	(10)	350
Gain on sale of other assets	8	128
Loss on early extinguishment of debt	—	(446)
Other	2,733	2,108
Total non-interest income	8,384	7,045
Non-interest expense:
Salaries and employee benefits	14,537	12,469
Occupancy	1,808	1,598
Equipment	1,167	1,348
Marketing and public relations	460	615
FDIC assessments	258	234
Other real estate expense	86	75
Amortization of intangibles	427	223
Merger expenses	—	326
Other	5,210	4,096
Total non-interest expense	23,953	20,984
Net income before tax	10,535	7,037
Income taxes	1,992	1,724
Net income	$8,543	$5,313

Basic earnings per common share	$1.13	$0.80
Diluted earnings per common share	$1.11	$0.78

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2017
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$8,277	$6,438
Taxable securities	1,250	989
Non-taxable securities	333	453
Federal funds sold and securities purchased under resale agreements	120	41
Other	5	—
Total interest income	9,985	7,921
Interest expense:
Deposits	816	459
Federal funds sold and securities sold under agreement to repurchase	96	24
Other borrowed money	190	211
Total interest expense	1,102	694
Net interest income	8,883	7,227
Provision for loan losses	21	166
Net interest income after provision for loan losses	8,862	7,061
Non-interest income:
Deposit service charges	434	379
Mortgage banking income	1,159	1,032
Investment advisory fees and non-deposit commissions	423	336
Gain on sale of securities	—	124
Gain (loss) on sale of other assets	(29)	40
Loss on early extinguishment of debt	—	(165)
Other	855	676
Total non-interest income	2,842	2,422
Non-interest expense:
Salaries and employee benefits	5,079	4,122
Occupancy	611	532
Equipment	388	396
Marketing and public relations	177	96
FDIC assessment	94	78
Other real estate expense	37	19
Amortization of intangibles	142	74
Merger expenses	—	228
Other	1,606	1,349
Total non-interest expense	8,134	6,894
Net income before tax	3,570	2,589
Income taxes	737	696
Net income	$2,833	$1,893

Basic earnings per common share	$0.37	$0.28
Diluted earnings per common share	$0.37	$0.28

 See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2018	2017

Net income	$8,543	$5,313

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax benefit of $1,101 and tax expense of $732, respectively	(4,140)	1,421

Less: Reclassification adjustment for loss (gain) included in net income, net of tax benefit of $2 and tax expense of $119, respectively	8	(231)

Other comprehensive income (loss)	(4,132)	1,190
Comprehensive income	$4,411	$6,503

(Dollars in thousands)	Three months ended September 30,
	2018	2017

Net income	$2,833	$1,893

Other comprehensive income:
Unrealized gain (loss) during the period on available-for-sale securities, net of tax benefit of $280 and tax expense of $94, respectively	(1,054)	181

Less: Reclassification adjustment for gain included in net income, net of taxes of $0 and $42, respectively	—	(82)

Other comprehensive income (loss)	(1,054)	99
Comprehensive income	$1,779	$1,992

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months ended September 30, 2018 and September 30, 2017
(Unaudited)

(Dollars and shares in thousands)							Accumulated
			Common	Additional	Nonvested	Retained	Other
	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income (Loss)	Total

Balance December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						5,313		5,313
Other comprehensive income net of tax of $852							1,190	1,190
Issuance of restricted stock	5	5		100	(105)			—
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Amortization compensation restricted stock					158			158
Dividends: Common ($0.27 per share)						(1,798)		(1,798)
Dividend reinvestment plan	14	14		265				279
Balance, September 30, 2017	6,706	$6,706	$46	$75,960	$(158)	$4,088	$(47)	$86,595

Balance December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income						8,543		8,543
Other comprehensive loss net of tax of $1,103							(4,132)	(4,132)
Issuance of restricted stock	11	11		233	(244)			—
Exercise of stock warrants	20	20	(12)	(8)				—
Shares retired	(2)	(2)		(55)				(57)
Exercise of deferred compensation	1	1		18				19
Amortization compensation restricted stock					148			148
Dividends: Common ($0.30 per share)						(2,273)		(2,273)
Dividend reinvestment plan	12	12		263				275
Balance, September 30, 2018	7,630	$7,630	$34	$94,967	$(205)	$10,336	$(4,576)	$108,186

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$8,543	$5,313
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	1,130	1,075
Premium amortization	1,873	2,449
Provision for loan losses	252	360
Write-down of other real estate owned	—	17
Gain on sale of other real estate owned	(8)	(128)
Origination of loans held-for-sale	(89,125)	(80,340)
Sale of loans held-for-sale	88,690	80,029
Amortization of intangibles	427	223
Accretion on acquired loans	(288)	(138)
Writedown of land held for sale	42	90
Loss (gain) on sale of securities	10	(350)
Loss on extinguishment of debt	—	446
Gain on sale of fixed assets	(123)	—
Decrease in other assets	518	4,042
Increase (decrease) in other liabilities	547	78
Net cash provided from operating activities	12,488	13,166
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(47,668)	(15,350)
Maturity/call of investment securities available-for-sale	33,703	25,761
Proceeds from sale of securities available-for-sale	19,946	12,867
Proceeds from sale of securities held-to-maturity	655	—
Proceeds from sale of other securities	434	357
Increase in loans	(49,603)	(21,787)
Proceeds from sale of other real estate owned	367	530
Proceeds from sale of fixed assets	1,143	—
Purchase of property and equipment	(494)	(2,675)
Net cash used in investing activities	(41,517)	(297)
Cash flows from financing activities:
Increase in deposit accounts	33,472	3,473
Increase (decrease) in securities sold under agreements to repurchase	13,956	(2,058)
Advances from the Federal Home Loan Bank	4,000	26,000
Repayment of advances from Federal Home Loan Bank	(14,014)	(33,268)
Deferred compensation shares	19	—
Shares forfeited	—	(20)
Shares retired	(57)	(388)
Dividends paid: common stock	(2,273)	(1,798)
Dividend reinvestment plan	275	279
Net cash provided from (used in) financing activities	35,378	(7,780)
Net increase in cash and cash equivalents	6,349	5,089
Cash and cash equivalents at beginning of period	30,591	21,999
Cash and cash equivalents at end of period	$36,940	$27,088
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,627	$2,162
Income taxes	$1,875	$1,095
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(4,132)	$1,190
Transfer of loans to foreclosed property	$346	$26

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at September 30, 2018 and December 31, 2017, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Note 2 – Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Nine months		Three months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Numerator (Net income)	$8,543	$5,313	$2,833	$1,893
Denominator
Weighted average common shares outstanding for:
Basic earnings per share	7,581	6,666	7,592	6,666
Dilutive securities:
Deferred compensation	65	54	61	54
Warrants/Restricted stock – Treasury stock method	73	88	71	88
Diluted earnings per share	7,719	6,808	7,724	6,808
The average market price used in calculating assumed number of shares	$25.33	$20.59	$23.49	$20.66

There were no options outstanding as of September 30, 2018 and 2017.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 71,810 warrants outstanding at September 30, 2018. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 26,626 unvested restricted shares under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at September 30, 2018 for non-vested shares amounts to $205 thousand. In February 2017 and 2018, the Company issued 353 and 3,201 stock units, respectively, to employees that cliff vest over three years. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period.

Note 2 – Earnings Per Common Share - continued

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At September 30, 2018 and December 31, 2017, there were 113,984 and 110,320 units in the plan, respectively. The accrued liability at September 30, 2018 and December 31, 2017 amounted to $1.2 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

 Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2018
US Treasury securities	$11,823	$—	$68	$11,755
Government Sponsored Enterprises	1,094	—	5	1,089
Mortgage-backed securities	140,335	44	4,073	136,306
Small Business Administration pools	52,670	147	891	51,926
State and local government	51,473	293	1,241	50,525
Other securities	19	—	—	19
	$257,414	$484	$6,278	$251,620

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
US Treasury securities	$1,529	$—	$24	$1,505
Government Sponsored Enterprises	1,085	24	—	1,109
Mortgage-backed securities	145,185	285	1,702	143,768
Small Business Administration pools	61,544	374	330	61,588
State and local government	55,111	1,309	416	56,004
Other securities	932	—	82	850
	$265,386	$1,992	$2,554	$264,824

HELD-TO-MATURITY:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2018
State and local government	$16,218	$13	$178	$16,053
	$16,218	$13	$178	$16,053

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
State and local government	$17,012	$223	$15	$17,220
	$17,012	$223	$15	$17,220

During the nine months ended September 30, 2018 and 2017, the Company received proceeds of $19.9 million and $12.9 million, respectively, from the sale of investment securities available-for-sale. For the nine months ended September 30, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $240.7 thousand and gross realized losses amounted to $246.5 thousand.   For the nine months ended September 30, 2017, gross realized gains from the sale of investment securities available-for-sale amounted to $371 thousand and gross realized losses amounted to $21 thousand. During the nine months ended September 30, 2018, the Company received proceeds of $655 thousand for the sale of an investment security held-to-maturity. For the nine months ended September 30, 2018, the realized loss on the sale of the investment security held-to-maturity amounted to $4.0 thousand. During the nine months ended September 30, 2017 there were no sales of investment securities held-to-maturity. During the three months ended September 30, 2018, there were no sales of investment securities. During the three months ended September 30, 2017, the Company received proceeds of $2.3 million from the sale of investment securities available-for-sale.  For the three months ended September 30, 2017, gross realized gains totaled $124 thousand and there were no gross realized losses. During the three months ended September 30, 2017, there were no sales of investment securities held-to maturity.

Note 3—Investment Securities – continued

 At September 30, 2018, other securities available-for-sale included the following at fair value: a mutual fund at $9.4 thousand and foreign debt of $9.9 thousand. As required by Accounting Standards Update (ASU) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company has measured its equity investments at fair value with changes in the fair value recognized through net income. For the three months and nine months ended September 30, 2018, a $1.0 thousand gain and a $2.0 thousand gain were recognized on a mutual fund, respectively. At December 31, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $790.0 thousand and foreign debt of $60.0 thousand. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.1 million and $1.6 million and corporate stock in the amount of $1.0 and $1.0 million at September 30, 2018 and December 31, 2017, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2018		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Treasury securities	$10,279	$22	$1,475	$46	$11,754	$68
Government Sponsored Enterprise	1,088	5	—	—	1,088	5
Government Sponsored Enterprise mortgage-backed securities	68,482	1,536	53,336	2,537	121,818	4,073
Small Business Administration pools	22,118	386	15,594	505	37,712	891
State and local government	21,821	398	12,765	843	34,586	1,241
	$123,788	$2,347	$83,170	$3,931	$206,958	$6,278

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2018		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$13,622	$178	$—	$—	$13,622	$178

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2017		Unrealized		Unrealized		Unrealized
Available-for-sale securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Treasury securities	$—	$—	$1,505	$24	$1,505	$24
Government Sponsored Enterprise mortgage-backed securities	50,377	420	46,071	1,282	96,448	1,702
Small Business Administration pools	17,607	164	16,311	166	33,918	330
State and local government	3,639	15	12,990	401	16,629	416
Corporate and other securities	—	—	790	82	790	82
	$71,623	$599	$77,667	$1,955	$149,290	$2,554

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2017		Unrealized		Unrealized		Unrealized
Held-to-maturity securities:	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State and local government	$2,899	$15	$—	$—	$2,899	$15

Note 3—Investment Securities – continued

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $140.2 million and $145.0 million and approximate fair value of $136.1 million and $143.6 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2018.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at September 30, 2018 with an amortized cost of $157.1 thousand and approximate fair value of $160.3 thousand. The Company held PLMBSs, including CMOs, at December 31, 2017 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

The following sets forth the amortized cost and fair value of investment securities at September 30, 2018 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

September 30, 2018	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$17,686	$17,670	$—	$—
Due after one year through five years	150,575	147,607	9,187	9,129
Due after five years through ten years	80,047	77,462	7,031	6,924
Due after ten years	9,106	8,881	—	—
	$257,414	$251,620	$16,218	$16,053

Note 4—Loans

Loans summarized by category as of September 30, 2018, December 31, 2017 and September 30, 2017 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Commercial, financial and agricultural	$50,940	$51,040	$44,917
Real estate:
Construction	56,568	45,401	42,693
Mortgage-residential	50,914	46,901	44,567
Mortgage-commercial	498,650	460,276	398,777
Consumer:
Home equity	29,933	32,451	29,984
Other	9,510	10,736	7,550
Total	$696,515	$646,805	$568,488

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the nine months ended September 30, 2018 and September 30, 2017 and for the year ended December 31, 2017 is as follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
September 30, 2018	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	—	(109)	—	(110)
Recoveries	14	—	3	219	6	31	—	273
Provisions	(46)	4	481	(388)	732	108	(639)	252
Ending balance September 30, 2018	$189	$105	$944	$2,908	$1,046	$65	$955	$6,212

Ending balances:
Individually evaluated for impairment	$—	$—	$1	$3	$—	$—	$—	$4

Collectively evaluated for impairment	189	105	943	2,905	1,046	65	955	6,208

September 30, 2018 Loans receivable:
Ending balance-total	$50,940	$56,568	$50,914	$498,650	$29,933	$9,510	$—	$696,515

Ending balances:
Individually evaluated for impairment	—	—	237	4,466	31	—	—	4,734
Collectively evaluated for impairment	$50,940	$56,568	$50,677	$494,184	$29,902	$9,510	$—	$691,781

(Dollars in thousands)			Real estate	Real estate	Consumer
September 30, 2017		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	—	(85)	—	(120)
Recoveries	3	—	4	158	24	13	—	202
Provisions	41	(10)	(115)	(5)	81	(38)	406	360
Ending balance September 30, 2017	$184	$94	$327	$2,916	$258	$17	$1,860	$5,656

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$29	$—	$—	$—	$31
Collectively evaluated for impairment	184	94	325	2,887	258	17	1,860	5,625

September 30, 2017 Loans receivable:
Ending balance-total	$44,917	$42,693	$44,567	$398,777	$29,984	$7,550	$—	$568,488

Ending balances:
Individually evaluated for impairment	—	—	422	4,173	34	—	—	4,629

Collectively evaluated for impairment	$44,917	$42,693	$44,145	$394,604	$29,950	$7,550	$—	$563,859

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
December 31, 2017	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2016	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	(7)	(131)	—	(173)
Recoveries	5	—	5	172	24	20	—	226
Provisions	76	(3)	18	142	138	19	140	530
Ending balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$25	$—	$—	$—	$27

Collectively evaluated for impairment	221	101	459	3,052	308	35	1,594	5,770
December 31, 2017 Loans receivable:
Ending balance-total	$51,040	$45,401	$46,901	$460,276	$32,451	$10,736	$—	$646,805

Ending balances:
Individually evaluated for impairment	—	—	413	4,742	—	—	—	5,155
Collectively evaluated for impairment	$51,040	$45,401	$46,488	$455,534	$32,451	$10,736	$—	$641,650

The detailed activity in the allowance for loan losses as of and for the three months ended September 30, 2018 and the three months ended September 30, 2017 is as follows:

(Dollars in thousands)			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance June 30, 2018	$272	$112	$672	$2,618	$1,029	$113	$1,271	$6,087
Charge-offs	—	—	—	—	—	(24)	—	(24)
Recoveries	11	—	1	105	1	10	—	128
Provisions	(94)	(7)	271	185	16	(34)	(316)	21
Ending balance September 30, 2018	$189	$105	$944	$2,908	$1,046	$65	$955	$6,212

(Dollars in thousands)			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	construction	Residential	Commercial	Equity	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance June 30, 2017	$169	$76	$353	$2,845	$196	$24	$1,827	$5,490
Charge-offs	(5)	—	—	(6)	—	(41)	—	(52)
Recoveries	—	—	2	45	—	5	—	52
Provisions	20	18	(28)	32	62	29	33	166
Ending balance September 30, 2017	$184	$94	$327	$2,916	$258	$17	$1,860	$5,656

Note 4—Loans-continued

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	2018	2017
Beginning Balance December 31,	$5,938	$6,103
New Loans	2,406	339
Less loan repayments	1,999	925
Ending Balance September 30,	$6,345	$5,517

The following table presents at September 30, 2018 and December 31, 2017 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	September 30,	December 31,
	2018	2017
Total loans considered impaired	$4,734	$5,155
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$1,143	$1,669
Related allowance	$4	$27
Loans considered impaired and previously written down to fair value	$3,591	$3,485
Average impaired loans	$5,160	$5,513
Amount of interest earned during period of impairment	$297	$132

The following tables are by loan category and present at September 30, 2018, September 30, 2017 and December 31, 2017 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Nine months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
September 30, 2018	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	198	266	—	202	16	197	2
Mortgage-commercial	3,363	6,158	—	3,753	219	3,627	75
Consumer:
Home equity	31	32	—	35	1	31	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	39	39	1	41	2	39	1
Mortgage-commercial	1,103	1,103	3	1,129	59	1,103	19
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	237	305	1	243	18	236	3
Mortgage-commercial	4,466	7,261	3	4,882	278	4,730	94
Consumer:
Home equity	31	32	—	35	1	31	—
Other	—	—	—	—	—	—	—
	$4,734	$7,598	$4	$5,160	$297	$4,997	$97

Note 4—Loans-continued

(Dollars in thousands)				Nine months ended		Three months ended
September 30, 2017		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	income	Recorded	income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	379	443	—	384	11	378	11
Mortgage-commercial	2,501	5,051	—	2,536	117	2,488	118
Consumer:
Home equity	34	34	—	34	—	56	—
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	43	43	2	43	2	43	1
Mortgage-commercial	1,672	2,293	29	1,678	111	1,671	31
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	422	486	2	427	13	421	12
Mortgage-commercial	4,173	7,344	29	4,214	228	4,159	149
Consumer:
Home equity	34	34	—	34	—	56	—
Other	—	—	—	—	—	—	—
	$4,629	$7,864	$31	$4,675	$241	$4,636	$161

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	371	437	—	399	—
Mortgage-commercial	3,087	5,966	—	3,420	13
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	42	2	43	2
Mortgage-commercial	1,655	2,261	25	1,652	117
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	413	479	2	442	2
Mortgage-commercial	4,742	8,227	25	5,072	130
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$5,155	$8,706	$27	$5,514	$132

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of September 30, 2018 and December 31, 2017, no loans were classified as doubtful.

(Dollars in thousands)
September 30, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$50,722	$49	$169	$—	$50,940
Real estate:
Construction	56,568	—	—	—	56,568
Mortgage – residential	49,359	646	909	—	50,914
Mortgage – commercial	489,712	4,556	4,382	—	498,650
Consumer:
Home Equity	28,120	1,465	348	—	29,933
Other	9,507	—	3	—	9,510
Total	$683,988	$6,716	$5,811	$—	$696,515

(Dollars in thousands)
December 31, 2017		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$50,680	$179	$181	$—	$51,040
Real estate:
Construction	45,401	—	—	—	45,401
Mortgage – residential	45,343	720	838	—	46,901
Mortgage – commercial	446,531	7,698	6,047	—	460,276
Consumer:
Home Equity	30,618	1,524	309	—	32,451
Other	10,731	—	5	—	10,736
Total	$629,304	$10,121	$7,380	$—	$646,805

At September 30, 2018 and December 31, 2017, non-accrual loans totaled $2.9 million and $3.3 million, respectively.

TDRs that are still accruing and included in impaired loans at September 30, 2018 and at December 31, 2017 amounted to $1.8 million and $1.8 million, respectively. TDRs in non-accrual status at September 30, 2018 and December 31, 2017 amounted to $1.2 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $28.7 thousand at September 30, 2018 and $32.0 thousand at December 31, 2017.

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

Note 4—Loans-continued

A summary of changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2018 and September 30, 2017 follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Accretable yield, beginning of period	$(2)	$22

Accretion	(8)	(32)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Accretable yield, end of period	$(10)	$(10)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Accretable yield, beginning of period	$50	$34

Accretion	(29)	(57)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	44
Accretable yield, end of period	$21	$21

At September, 2018 and December 31, 2017 the recorded investment in purchased impaired loans was $486 thousand and $733 thousand, respectively. The unpaid principal balance was $755 thousand and $1.0 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, these loans were all secured by commercial real estate.

The following tables are by loan category and present loans past due and on non-accrual status as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
September 30, 2018	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$5	$—	$—	$—	$5	$50,935	$50,940
Real estate:
Construction	24	—	—	—	24	56,544	56,568
Mortgage-residential	42	121	—	197	360	50,554	50,914
Mortgage-commercial	901	1,339	29	2,676	4,945	493,705	498,650
Consumer:
Home equity	177	—	—	31	208	29,725	29,933
Other	1	2		—	3	9,507	9,510
	$1,150	$1,462	$29	$2,904	$5,545	$690,970	$696,515

Note 4—Loans-continued

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2017	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$26	$—	$32	$—	$58	$50,982	$51,040
Real estate:
Construction	—	—	—	—	—	45,401	45,401
Mortgage-residential	109	38	—	371	518	46,383	46,901
Mortgage-commercial	290	828	—	2,971	4,089	456,187	460,276
Consumer:
Home equity	805	36	—	—	841	31,610	32,451
Other	1	5	—	—	6	10,730	10,736
	$1,231	$907	$32	$3,342	$5,512	$641,293	$646,805

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three month and nine month periods ended September 30, 2018 and September 30, 2017.

During the three and nine month periods ended September 30, 2018 and September 30, 2017, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (ASU 2016-01) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments were effective for the Company on January 1, 2018. The guidance affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure of financial instruments. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that exist as of the date of adoption of the amendments. ASU 2016-01 requires the use of exit price rather than entrance price in determining the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 6 - Fair Value of Financial Instruments for information regarding the change in the valuation of these loans. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial statements.

Note 5 - Recently Issued Accounting Pronouncements-continued

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not anticipate a material impact on its financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. These amendments had no material effect on its financial statements.

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

In January 2017, the FASB amended the Goodwill and Other Topic of the ASC to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance related to revenue recognition. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

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

Note 5 - Recently Issued Accounting Pronouncements-continued

In March 2018, the FASB updated the Income Taxes Topic of the ASC. The amendments incorporate into the ASC recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

In May 2018, the FASB amended the Financial Services—Depository and Lending Topic of the ASC to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

In July 2018, the FASB amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new leases standard. Additionally, amendments were made to give entities another option for transition and to provide lessors with a practical expedient. The amendments are effective for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the ASC to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Loans - The fair value of loans at September 30, 2018 were measured using an exit price methodology. Prior to adoption of ASU 2016-01, the Company measured fair value using an entry price notion. The entry price notion used a discounted cash flow method to calculate the present future value of expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The exit price uses this methodology but also incorporates other assumptions such as market factors, illiquidity risk and enhanced credit risk. These added assumptions are intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In estimating the fair value, the Company’s portfolio is segmented using the six categories in Note 4 – Loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Prior to adoption of ASU 2016-01 loans other than impaired loans were classified as a Level 2 measurement, as of September 30, 2018 all loans are classified as a Level 3 measurement.

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

Note 6 – Fair Value of Financial Instruments - continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and short term investments	$36,940	$36,940	$36,940	$—	$—
Held-to-maturity securities	16,218	16,218	—	16,053	—
Available-for-sale securities	251,620	251,620	9	251,611	—
Other investments, at cost	2,125	2,125	—	—	2,125
Loans held for sale	5,528	5,528	—	5,528	—
Net loans receivable	690,303	678,488	—	—	678,488
Accrued interest	3,513	3,513	3,513	—	—
Financial liabilities:
Non-interest bearing demand deposits	$254,270	$254,270	$—	$254,270	$—
Interest bearing demand deposits and money market accounts	380,036	380,036	—	380,036	—
Savings	107,410	107,410	—	107,410	—
Time deposits	180,006	180,183	—	180,183	—
Total deposits	921,722	921,899	—	921,899	—
Federal Home Loan Bank Advances	4,236	4,236	—	4,236	—
Short term borrowings	33,226	33,226	—	33,226	—
Junior subordinated debentures	14,964	12,564	—	12,564	—
Accrued interest payable	714	714	714	—	—

	December 31, 2017
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and short term investments	$30,591	$30,591	$30,591	$—	$—
Held-to-maturity securities	17,012	17,220	—	17,220	—
Available-for-sale securities	264,824	264,824	790	264,034	—
Other investments, at cost	2,559	2,559	—	—	2,559
Loans held for sale	5,093	5,093	—	5,093	—
Net loans receivable	641,008	639,489	—	634,361	5,128
Accrued interest	3,489	3,489	3,489	—	—
Financial liabilities:
Non-interest bearing demand	$226,546	$226,546	$—	$226,546	$—
NOW and money market accounts	364,358	364,358	—	364,358	—
Savings	104,756	104,756	—	104,756	—
Time deposits	192,663	192,186	—	192,186	—
Total deposits	888,323	887,846	—	887,846	—
Federal Home Loan Bank Advances	14,250	14,248	—	14,248	—
Short term borrowings	19,270	19,270	—	19,270	—
Junior subordinated debentures	14,964	15,025	—	15,025	—
Accrued interest payable	562	562	562	—	—

Note 6 – Fair Value of Financial Instruments - continued

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2018 and December 31, 2017 that are measured on a recurring basis. There were no liabilities carried at fair value as of September 30, 2018 or December 31, 2017 that are measured on a recurring basis.

(Dollars in thousands)

Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$11,755	$—	$11,755	$—
Government sponsored enterprises	1,089	—	1,089	—
Mortgage-backed securities	136,306	—	136,306	—
Small Business Administration pools	51,926	—	51,926	—
State and local government	50,525	—	50,525	—
Corporate and other securities	19	9	10	—
	251,620	9	251,611	—
Loans held for sale	5,528	—	5,528	—
Total	$257,148	$9	$257,139	$—

(Dollars in thousands)

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,505	$—	$1,505	$—
Government sponsored enterprises	1,109	—	1,109	—
Mortgage-backed securities	143,768	—	143,768	—
Small Business Administration securities	61,588	—	61,588	—
State and local government	56,004	—	56,004	—
Corporate and other securities	850	790	60	—
	264,824	790	264,034	—
Loans held for sale	5,093	—	5,093	—
Total	$269,917	$790	$269,127	$—

Note 6 – Fair Value of Financial Instruments - continued

The following table reconciles the changes in Level 3 financial instruments for the nine months ended September 30, 2017 measured on a recurring basis. There were no Level 3 financial instruments for the three months ended September 30, 2017 or the three and nine months ended September 30, 2018 measured on a recurring basis.

(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2016	$1,000
Total gains or losses (realized/unrealized) Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	(1,000)
Ending Balance September 30, 2017	$—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of September 30, 2018 and December 31, 2017 that are measured on a non-recurring basis.

(Dollars in thousands)
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	236	—	—	236
Mortgage-commercial	4,463	—	—	4,463
Consumer:
Home equity	31	—	—	31
Other	—	—	—	—
Total impaired	4,730	—	—	4,730
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	130	—	—	130
Mortgage-commercial	963	—	—	963
Total other real estate owned	1,921	—	—	1,921
Total	$6,651	$—	$—	$6,651

Note 6 – Fair Value of Financial Instruments – continued

(Dollars in thousands)
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	411	—	—	411
Mortgage-commercial	4,717	—	—	4,717
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	5,128	—	—	5,128
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	47	—	—	47
Mortgage-commercial	1,059	—	—	1,059
Total other real estate owned	1,934	—	—	1,934
Total	$7,062	$—	$—	$7,062

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.7 million and $5.2 million as of September 30, 2018 and December 31, 2017, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,921	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 4,730	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 5,128	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7 — Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	September 30,	December 31,
Dollars in thousands	2018	2017
Non-interest bearing demand deposits	$254,270	$226,546
Interest bearing demand deposits and money market accounts	380,036	364,358
Savings	107,410	104,756
Time deposits	180,006	192,663
Total deposits	$921,722	$888,323

As of September 30, 2018 and December 31, 2017, the Company had time deposits greater than $250,000 of $27.5 million and $38.4 million, respectively.

Note 8 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.

•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Nine months ended September 30, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$28,513	$622	$—	$2,779	$(2,779)	$29,135
Interest expense	2,251	—	—	528	—	2,779
Net interest income	$26,262	$622	$—	$2,251	$(2,779)	$26,356
Provision for loan losses	252	—	—	—	—	252
Noninterest income	4,051	3,126	1,207	—	—	8,384
Noninterest expense	20,105	2,515	1,047	286	—	23,953
Net income before taxes	$9,956	$1,233	$160	$1,965	$(2,779)	$10,535
Income tax provision (benefit)	2,173	—	—	(181)	—	1,992
Net income	$7,783	$1,233	$160	$2,146	$(2,779)	$8,543

Three months ended September 30, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$9,772	$213	$—	$947	$(947)	9,985
Interest expense	915	—	—	187	—	1,102
Net interest income	$8,857	$213	$—	$760	$(947)	$8,883
Provision for loan losses	21	—	—	—	—	21
Noninterest income	1,260	1,159	423	—	—	2,842
Noninterest expense	6,796	937	324	77	—	8,134
Net income before taxes	$3,300	$435	$99	$683	$(947)	$3,570
Income tax provision (benefit)	791	—	—	(54)	—	737
Net income	$2,509	$435	$99	$737	$(947)	$2,833

Note 8 – Reportable Segments-continued

Nine months ended September 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$23,072	$331	$—	$2,191	$(2,178)	$23,416
Interest expense	1,660	—	—	420	—	2,080
Net interest income	$21,412	$331	$—	$1,771	$(2,178)	$21,336
Provision for loan losses	360	—	—	—	—	360
Noninterest income	3,097	2,950	908	90	—	7,045
Noninterest expense	17,699	2,181	839	265	—	20,984
Net income before taxes	$6,450	$1,100	$69	$1,596	$(2,178)	$7,037
Income tax provision (benefit)	2,037	—	—	(313)	—	1,724
Net income	$4,413	$1,100	$69	$1,909	$(2,178)	$5,313

Three months ended September 30, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$7,763	$153	$—	$747	$(742)	7,921
Interest expense	547	—	—	147	—	694
Net interest income	$7,216	$153	$—	$600	$(742)	$7,227
Provision for loan losses	166	—	—	—	—	166
Noninterest income	1,053	1,032	337	—	—	2,422
Noninterest expense	5,780	769	262	83	—	6,894
Net income before taxes	$2,323	$416	$75	$517	$(742)	$2,589
Income tax provision (benefit)	772	—	—	(76)	—	696
Net income	$1,551	$416	$75	$593	$(742)	$1,893

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of September 30, 2018	$1,075,604	$14,580	$13	$127,929	$(126,984)	$1,091,142

Total Assets as of December 31, 2017	$1,033,483	$16,298	$19	$121,326	$(120,395)	$1,050,731
31

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

	As Recorded by	Fair Value		As Recorded
(Dollars in thousands, except per share data)	Cornerstone	Adjustments		by the Company
Assets
Cash and cash equivalents	$30,060	$—		$30,060
Investment securities	44,018	(358	)(a)	43,660
Loans	60,835	(734	)(b)	60,101
Premises and equipment	4,164	573	(c)	4,737
Intangible assets	—	1,810	(d)	1,810
Bank owned life insurance	2,384	—		2,384
Other assets	3,082	(452	)(e)	2,630
Total assets	$144,543	$839		$145,382

Liabilities
Deposits:
Noninterest-bearing	$27,296	$—		$27,296
Interest-bearing	99,152	150	(f)	99,302
Total deposits	126,448	150		126,598
Securities sold under agreements to repurchase	849	—		849
Other liabilities	320	96	(g)	416
Total liabilities	127,617	246		127,863
Net identifiable assets acquired over liabilities assumed	16,926	593		17,519
Goodwill	—	9,558		9,558
Net assets acquired over liabilities assumed	$16,926	$10,151		$27,077

Consideration:
First Community Corporation common shares issued	877,364
Purchase price per share of the Company’s common stock	$22.05
	$19,346
Cash exchanged for stock and fractional shares	7,731
Fair value of total consideration transferred	$27,077

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

(g)—Adjustment reflects the fair value adjustment on post-retirement benefits.

Note 9 - Mergers and Acquisitions-continued

The operating results of the Company for the three months and nine months ended September 30, 2018 include the operating results of the acquired assets and assumed liabilities for the entire period.

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

	Pro Forma	Pro Forma
	Three Months	Nine Months
(Dollars in thousands)	Ended September 30, 2017	Ended September 30, 2017

Total revenues (net interest income plus noninterest income)	$13,310	$34,660
Net income	$1,618	$5,168

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2018 as compared to the nine month and three month period ended September 30, 2017 and also analyzes our financial condition as of September 30, 2018 as compared to December 31, 2017. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2018 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 14, 2018.

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At September 30, 2018 and December 31, 2017, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Net Income

Our net income for the nine months ended September 30, 2018 was $8.5 million or $1.11 diluted earnings per common share, as compared to $5.3 million or $0.78 diluted earnings per common share for the nine months ended September 30, 2017. On October 20, 2017, we completed the acquisition of Cornerstone and its wholly-owned subsidiary, CNB. The operating results of the acquired assets and assumed liabilities of Cornerstone are included in the operating results of the Company for the nine months ended September 30, 2018. Net interest income increased $5.0 million for the nine months ended September 30, 2018 as compared to the same period in 2017. This increase is a result of an increase in average earning assets, which increased by $139.3 million in the first nine months of 2018 as compared to the same period in 2017. The net interest margin on a tax equivalent basis increased to 3.66% during the first nine months of 2018 as compared to 3.51% during the first nine months of 2017. Non-interest income increased by $1.3 million in the first nine months of 2018 compared to the first nine months of 2017. Non-interest expense in the nine months ended September 30, 2018 increased $3.0 million as compared to the same period in 2017. The increases in non-interest income and expense, as explained below, are significantly impacted by the Cornerstone acquisition. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate to 21% from 35%, effective for 2018. As a result of the change in tax rates, our effective tax rate decreased in the first quarter of 2018 (See “Income Tax Expense” below).

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the nine-month periods ended September 30, 2018 and 2017, along with average balances and the related interest income and interest expense amounts.

Net interest income was $26.4 million for the nine months ended September 30, 2018 as compared to $21.3 million for the nine months ended September 30, 2017. The $5.1 million increase in net interest income was primarily attributable to an increase in average earning assets of $139.3 million as well as an increase of 20 basis points in the net interest margin between the two periods. Our net interest margin was 3.61% during the nine months ended September 30, 2018 as compared to 3.41% for the same period in 2017. The yield on earning assets increased by 25 basis points in the first nine months of 2018 as compared to the same period in 2017. Average loans comprised 69.4% of average earning assets in the first nine months of 2018 as compared to 67.1% in the same period of 2017. The yield on our loan portfolio increased 21 basis points in the nine-month period ended September 30, 2018 to 4.73% as compared to 4.52% during the same period in 2017. The yield on our investment portfolio increased from 2.21% for the nine months ended September 30, 2017 to 2.36% for the same period in 2018. The yield on earning assets increased by 25 basis points to 3.99% for the nine months ended September 30, 2018 from 3.74% during the same period of 2017. Recent increases in the federal funds target rate have increased the yields on certain variable rate products in both our loan and investment portfolio. The cost of interest-bearing liabilities during the first nine months of 2018 was 0.52% as compared to 0.44% in the same period in 2017. The continued focus and resulting shift in our deposit funding mix, as well as our current liquidity position, has assisted us in controlling our overall cost of funds during this period of increasing short term interest rates. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower cost funds, represent 67.1% of our average interest bearing liabilities during the first nine months of 2018 as compared to 63.8% in the same period in 2017.

Provision and Allowance for Loan Losses

At September 30, 2018 and December 31, 2017, the allowance for loan losses was $6.2 million, or 0.89% of total loans (excluding loans held for sale), and $5.8 million, or 0.90% of total loans (excluding loans held for sale), respectively. Loans that were acquired in the acquisition of Cornerstone in 2017 as well as in the acquisition of Savannah River in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At September 30, 2018 and December 31, 2017, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $1.1 million and $1.5 million, respectively. Our provision for loan losses was $252 thousand and $360 thousand for the nine months ended September 30, 2018 and 2017, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 0.38%, 0.24% and 0.01%, respectively. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, net charge-offs have averaged approximately 5 basis points annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. The percentage of the unallocated portion of the allowance to the total allowance has declined over the last several years. Management does not believe it would be judicious to reduce the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At September 30, 2018 and December 31, 2017, approximately 91.3% and 90.4%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $4.9 million (0.45% of total assets) at September 30, 2018 as compared to $5.3 million (0.51% of total assets) at December 31, 2017. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the sustainability of the improved economic environment on our customer base of local businesses and professionals. There were 29 loans totaling $2.9 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at September 30, 2018. The largest loan included in non-accrual status is in the amount of $791 thousand and is secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 28 loans is approximately $78.3 thousand, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, we write the balance down to the fair value. At September 30, 2018, we had loans totaling $2.6 million that were delinquent 30 to 89 days representing 0.39% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. At September 30, 2018, there have been no loans identified as potential problem loans.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Nine months Ended September 30,
	2018	2017
Average loans outstanding (including loans held for sale)	$677,441	$561,844
Loans outstanding at period end	$696,515	$568,488
Non-performing assets:
Nonaccrual loans	$2,904	$2,914
Loans 90 days past due still accruing	29	102
Foreclosed real estate	1,921	733
Total non-performing assets	$4,854	$3,749

Beginning balance of allowance	$5,797	$5,214
Loans charged-off:
1-4 family residential mortgage	1	—
Non-residential real estate	—	30
Home equity	—	5
Commercial	—	—
Installment & credit card	109	85
Total loans charged-off	110	120
Recoveries:
1-4 family residential mortgage	3	4
Non-residential real estate	219	158
Home equity	6	24
Commercial	14	3
Installment & credit card	31	13
Total recoveries	273	202
Net loan charge offs (recoveries)	(163)	(82)
Provision for loan losses	252	360
Balance at period end	$6,212	$5,656

Net charge -offs to average loans	-0.02%	-0.01%
Allowance as percent of total loans	0.89%	0.99%
Non-performing assets as % of total assets	0.45%	0.41%
Allowance as % of non-performing assets	127.98%	150.87%
40

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	September 30, 2018		December 31, 2017
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$189	7.3%	$221	7.9%
Real Estate – Construction	105	8.1%	101	7.0%
Real Estate Mortgage:
Residential	944	7.3%	461	7.2%
Commercial	2,908	71.6%	3,077	71.2%
Consumer:
Home Equity	1,046	4.3%	308	5.0%
Other	65	1.4%	35	1.7%
Unallocated	955	N/A	1,594	N/A
Total	$6,212	100.0%	$5,797	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first nine months of 2018 was $8.4 million as compared to $7.0 million during the same period in 2017. Deposit service charges increased $273 thousand during the first nine months of 2018 as compared to the same period in 2017. This is primarily a result of the Cornerstone acquisition in October 2017, as well as organic increases in transaction deposit account balances. Mortgage banking income and investment advisory fees accounted for $176 thousand and $299 thousand, respectively, of the increase in the first nine months of 2018 as compared to the same period in 2017. The increase in mortgage banking income is a result of a continued focus on this source of revenue to include the addition of two originators in the Augusta market and one in the Greenville market. An increase in assets under management has contributed to the increase in investment advisory fee income. At September 30, 2018, we had $306.8 million in assets under management as compared to $250.2 million at September 30, 2017. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. During the first nine months of 2017, we sold investment securities for a net gain of $350 thousand as compared to a net loss on sale of investment securities of $10 thousand in the same period in 2018. The gains in 2017 were offset by prepayment penalties in the amount of $446 thousand resulting from the early payoff of $13.0 million of FHLB advances in the first nine months of 2017. There were no prepayment penalties in the first nine months of 2018. Non-interest income, other increased $625 thousand in the first nine months of 2018 as compared to the same period in 2017. This increase results primarily from additional debit card and other account activity fees and income on bank owned life insurance (“BOLI”) as a result of the Cornerstone transaction. In addition, during the first nine months of 2018, we realized a gain on the sale of excess bank property in the amount of $81 thousand.

 The following table sets forth for the periods indicated the primary components of other noninterest income:

(Dollars in thousands)

	Nine months ended
	2018	2017
ATM debit card income	$1,375	$1,186
Income on bank owned life insurance	547	450
Rental income	211	160
Loan late charges	72	61
Safe deposit fees	40	34
Wire transfer fees	61	47
Other	427	170
Total	$2,733	$2,108

Total non-interest expense increased $3.0 million in the first nine months of 2018 to $24.0 million as compared to $21 million in the first nine months of 2017. Salary and benefit expense increased $2.0 million from $12.5 million in the first nine months of 2017 to $14.5 million in the first nine months of 2018. This increase is primarily a result of the normal salary adjustments, as well as the addition of the employees as a result of the Cornerstone acquisition. At September 30, 2018 and 2017, we had 233 and 208 full time equivalent employees, respectively. The increase in occupancy expense of $210 thousand in first nine months of 2018 as compared to same period in 2017 is primarily a result of the addition of the three offices acquired in the Cornerstone transaction as well as the opening of our new office in downtown Augusta, Georgia. Marketing and public relations expense decreased from $615 thousand in the first nine months of 2017 to $460 thousand in the first nine months of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2018 annual media cost will not vary substantially from the annual cost incurred in 2017. Amortization of intangibles increased to $427 thousand in the first nine months of 2018 from $223 thousand in the same period in 2017. This increase is a result of the amortization of core deposit intangible acquired in the Cornerstone transaction—total core deposit intangible in this transaction amounted to approximately $1.8 million. The amortization is being recognized on a 150% declining balance method over ten years. In June of 2017, the Company moved its core data processing system from an in-house environment to an outsourcing environment with a different vendor. As a result, some costs associated with data processing prior to the conversion were captured in the furniture fixtures and equipment category, as well as other categories such as postage. The data processing and related cost are now all primarily included in this one category which accounts for substantially all of the increase. Non-interest expense “Other” increased by $1.1 million in the first nine months of 2018 as compared to the same period in 2017. As noted below in the “Income Tax Expense” discussion, $164 thousand of this increase relates to the purchase of a South Carolina Rehabilitation Tax Credit.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Nine months ended
	September 30,
	2018	2017
Data processing	$1,681	$788
Supplies	104	114
Telephone	324	270
Courier	113	77
Correspondent services	213	161
Insurance	198	332
Postage	43	101
Legal and professional fees	746	817
Loss on limited partnership interest	48	81
Director fees	284	281
Shareholder expense	136	97
Dues	113	100
Subscriptions	148	94
Loan closing costs/fees	187	150
Other	872	633
	$5,210	$4,096

Income Tax Expense

Our effective tax rate was 18.9% and 24.5% in the first nine months of 2018 and 2017, respectively. The effective rate in 2018 is impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%. The decrease in the effective tax rate in 2018 and 2017 also results from a purchased South Carolina Rehabilitation Tax Credit in the first half of 2018. The purchase of this credit reduced our state income tax expense by $205 thousand. The cost of this credit was $164 thousand and this expense is included in Non-interest expense “Other”. In 2017, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first nine months of 2017, the recognition of settled share-based payments reduced our tax expense by approximately $115 thousand. In 2018, the impact of these share-based payments was approximately $14 thousand. This change may increase the volatility of income tax expense in future periods when share-based compensation is settled or vests. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 20.0% to 20.5% throughout the remainder of 2018. There are no share based payments scheduled to vest or settle during the remainder of 2018.

Comparison of Results of Operations for Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Net Income

Our net income for the three months ended September 30, 2018 was $2.8 million, or $0.37 diluted earnings per common share, as compared to $1.9 million, or $0.28 diluted earnings per common share, for the three months ended September 30, 2017. As noted above, we completed the acquisition of Cornerstone on October 20, 2017, the operating results of the acquired assets and assumed liabilities of Cornerstone are included in the operating results of the Company for the three month period ending September 30, 2018. Net interest income increased $1.6 million for the three months ended September 30, 2018 as compared to the same period in 2017. Average earning assets increased by $154.6 million in the third quarter of 2018 as compared to the same period in 2017. The net interest margin on basis increased to 3.55% during the third quarter of 2018 as compared to 3.42% during the third quarter of 2017. The increase in net interest income was partially offset by an $1.2 million increase in non-interest expense much of which results from the Cornerstone acquisition.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended September 30, 2018 and 2017, along with average balances and the related interest income and interest expense amounts.

Net interest income was $8.9 million and $7.2 million for the three months ended September 30, 2018 and 2017, respectively. Our net interest margin increased by 13 basis points from 3.42% for the three months ended September 30, 2017 to 3.55% for the three months ended September 30, 2018. The continued focus on changing the mix of earning assets from investment securities to loans continues increase our net interest margin. During the three months ended September 30, 2017, loans represented 67.9% of average earning assets as compared to 70.1% in the same period of 2018. The yield on loans increased 23 basis points in the third quarter of 2018 (4.72%) as compared to the same period in 2017 (4.49%). The yield on earning assets for the three months ended September 30, 2018 and 2017 was 3.99% and 3.75%, respectively. The yield on our securities portfolio increased from 2.25% for the three months ended September 30, 2017 to 2.31% for the same period in 2018. As noted previously, recent increases in the federal funds target rate have increased the yields on certain variable rate products in both our loan and investment portfolio. The cost of interest-bearing liabilities during the three months ended September 30, 2018 was 0.61% as compared to 0.44% in the same period of 2017. Over the last several quarters we have been able to limit the impact of rising rates on our overall cost of funds due to our strong liquidity position. During the third quarter of 2018 we began to make some pricing adjustments to remain competitive and defend our core banking relationships. These pricing adjustments are reflected in our overall increase in cost of funds. During the third quarter of 2018, deposit account funding, excluding time deposits, represented 79.9% of total average deposits. For the third quarter of 2017, funding from these lower cost deposit sources represented 77.2% of total average deposits.

Non-interest Income and Non-interest Expense

Non-interest income during the third quarter of 2018 was $2.8 million as compared to $2.4 million during the same period in 2017. Mortgage banking income increased $127 thousand for the three months ended September 30, 2018 as compared to the same period in 2017. Mortgage loan production in the third quarter of 2018 was $32.4 million as compared to $28.4 million in the third quarter of 2017. Investment advisory fees and non-deposit commissions increased $87 thousand in the third quarter of 2018 as compared to same period of 2017. As previously discussed this is reflective of increased assets under management between the two periods. During the third quarter of 2017, we sold securities in the approximate amount of $2.2 million and realized a gain of $124 thousand. The gains were offset by the pre-payment of $5.0 million in a FHLB advance in which we incurred a pre-payment penalty of $165 thousand during the third quarter of 2017. There were no gains on sale of investments or FHLB pre-payment penalties during the third quarter of 2018. Non-interest income, other increased $179 thousand in the third quarter of 2018 as compared to the same period in 2017. This increase results primarily from additional miscellaneous fees and increased income on BOLI as a result of the Cornerstone transaction.

Total non-interest expense increased $1.2 million in third quarter of 2018 to $8.1 million as compared to $6.9 million in the third quarter of 2017. Salary and benefit expense increased $957 thousand from $4.1 million in the third quarter of 2017 to $5.1 million in the third quarter of 2018. This increase is primarily a result of normal salary adjustments, as well as higher incentive accruals and mortgage commissions paid on increased production. As previously noted, the addition of the former Cornerstone employees are reflected in the third quarter of 2018. Marketing and public relations expense increased from $96 thousand in the third quarter of 2017 to $177 thousand in the third quarter of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2018 annual media cost will not vary substantially from the annual cost incurred in 2017. Non-interest expense “Other” increased by $257 thousand in the third quarter of 2018 as compared to the same period in 2017. Data processing cost increased $167 thousand primarily as a result of the core processing conversion. As noted above, certain cost previously included in equipment expense are now included in this category. Cornerstone merger related cost amounted to $228 thousand in the third quarter of 2017.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	September 30,
	2018	2017
Data processing	$535	$368
Supplies	24	41
Telephone	102	91
Courier	38	26
Correspondent services	83	56
Insurance	71	111
Postage	14	16
Legal and professional fees	248	185
Loss on limited partnership interest	26	16
Director fees	87	82
Shareholder expense	32	32
Dues	41	36
Subscriptions	48	34
Loan closing costs/fees	93	68
Other	164	187
	$1,606	$1,349

Financial Position

Assets totaled $1.1 billion at September 30, 2018 and $1.1 billion at December 31, 2017. Loans increased by approximately $49.7 million during the nine months ended September 30, 2018. Loans (excluding loans held for sale) at September 30, 2018 were $696.5 million as compared to $646.8 million at December 31, 2017. Total loan production was $105.8 million during the first nine of 2018. At September 30, 2018 and December 31, 2017, loans (excluding loans held for sale) accounted for 70.0% and 67.9% of earning assets, respectively. The loan-to-deposit ratio at September 30, 2018 and December 31, 2017 was 76.2% and 73.4%, respectively. Investment securities decreased to $270 million at September 30, 2018 from $284.4 million at December 31, 2017. Deposits increased $33.4 million to $921.7 million at September 30, 2018 as compared to $888.3 million at December 31, 2017. This $33.4 million increase in deposits as well as the reduction in the investment portfolio was used to fund the $50.2 million in loan growth. Pure deposits (deposits less time deposits excluding IRA accounts) represented 83.9% of total deposits as of September 30, 2018 as compared to 82.1% at December 31, 2017. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. A slow-down in the national or local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to continue to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	September 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent

Commercial, financial & agricultural	$50,940	7.3%	$51,040	7.9%
Real estate:
Construction	56,568	8.1%	45,401	7.0%
Mortgage – residential	50,914	7.3%	46,901	7.2%
Mortgage – commercial	498,650	71.6%	460,276	71.2%
Consumer:
Home Equity	29,933	4.3%	32,451	5.0%
Other	9,510	1.4%	10,736	1.7%
Total gross loans	696,515	100.0%	646,805	100.0%
Allowance for loan losses	(6,212)		(5,797)
Total net loans	$690,303		$641,008

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at September 30, 2018 and December 31, 2017 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	September 30, 2018	December 31, 2017
+200bp	-2.49%	-2.26%
+100bp	-0.93%	-0.85%
Flat	—	—
-100bp	-0.48%	-2.54%
-200bp	-4.99%	-7.71%

The decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they may not be repriced in proportion to the change in interest rates. At the current low interest rate levels, we believe that a downward shift of 200 basis points across the entire yield curve is unlikely. The modest decrease in a rising rate environment primarily relates to the historical beta assumptions in the modeling. We have been able to control deposit pricing in the current rising rate environment primarily as a result of our current liquidity levels as well as continued core deposit growth. The two year impact of rising rates of 100 and 200 basis points, at our historical beta levels, reflects net interest income increasing by 2.1% and 3.5%, respectively.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At September 30, 2018, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (1.33)% as compared to (0.09)% at December 31, 2017.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 25.1% of total assets at September 30, 2018. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At September 30, 2018, the amount of time deposits of $100 thousand or more represented 8.0% of total deposits and the amount of time deposits of $250 thousand or more represented 3.0% of deposits. The majority of these deposits are issued to local customers many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2018, we had issued commitments to extend credit of $131.9 million, including $37.5 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Company has generally maintained a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 9.9% of total assets at September 30, 2018 and 10.1% at December 31, 2017. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first nine months of 2018. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which when utilized is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review the liquidity position of the Company and have implemented internal policies establishing guidelines for sources of asset based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long term liquidity needs successfully.

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

As of September 30, 2018, the Company and the Bank meet all capital adequacy requirements under the rules on a fully phased-in basis if such requirements had been effective at that time. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 9.8%, 13.3% and 14.1%, respectively, at September 30, 2018 as compared to 9.7%, 13.4%, and 14.2%, respectively, at December 31, 2017. The Bank’s Common Equity Tier 1 ratio at September 30, 2018 was 13.3% and 13.4% at December 31, 2017. The Company’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 13.8% and 14.5%, respectively, at September 30, 2018 as compared to 10.1%, 14.0% and 14.8%, respectively, at December 31, 2017. The Company’s Common Equity Tier 1 ratio at September 30, 2018 and December 31, 2017 was 11.9% and 12.1%, respectively. Our management anticipates that the Bank and the Company will remain a well capitalized institution for at least the next 12 months.

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

(Dollars in thousands)
	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$677,441	$23,974	4.73%	$561,844	$19,003	4.52%
Securities:	275,216	4,855	2.36%	261,728	4,319	2.21%
Federal funds sold and securities purchased under agreements to resell	23,669	306	1.73%	13,438	94	0.94%
Total earning assets	976,326	29,135	3.99%	837,010	23,416	3.74%
Cash and due from banks	13,398			11,253
Premises and equipment	34,972			30,512
Other assets	53,099			37,681
Allowance for loan losses	(6,023)			(5,414)
Total assets	$1,071,772			$911,042
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$191,528	$292	0.20%	$158,206	$143	0.12%
Money market accounts	183,211	578	0.42%	168,153	320	0.25%
Savings deposits	106,581	109	0.14%	74,123	63	0.11%
Time deposits	190,877	1,022	0.72%	172,418	815	0.63%
Other borrowings	45,194	778	2.30%	54,461	739	1.81%
Total interest-bearing liabilities	717,391	2,779	0.52%	627,361	2,080	0.44%
Demand deposits	239,981			191,930
Other liabilities	7,886			7,026
Shareholders’ equity	106,514			84,725
Total liabilities and shareholders’ equity	$1,071,772			$911,042

Cost of funds, including demand deposits			0.39%			0.34%
Net interest spread			3.47%			3.30%
Net interest income/margin		$26,356	3.61%		$21,336	3.41%
Net interest income/margin FTE basis	$346	$26,702	3.66%	$642	$21,978	3.51%

FIRST COMMUNITY CORPORATION
Yields on Average Earning Assets and Rates
on Average Interest-Bearing Liabilities

(Dollars in thousands)
	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$696,157	$8,277	4.72%	$569,461	$6,438	4.49%
Securities:	271,348	1,583	2.31%	254,401	1,442	2.25%
Federal funds sold and securities purchased	25,139	125	1.97%	14,717	41	1.11%
Total earning assets	992,644	9,985	3.99%	838,579	7,921	3.75%
Cash and due from banks	13,192			10,229
Premises and equipment	34,576			30,684
Other assets	52,895			37,272
Allowance for loan losses	(6,154)			(5,547)
Total assets	$1,087,153			$911,217

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$193,941	$154	0.32%	$157,329	$58	0.15%
Money market accounts	185,928	240	0.51%	168,380	109	0.26%
Savings deposits	106,677	35	0.13%	75,392	21	0.11%
Time deposits	185,857	387	0.83%	167,017	271	0.64%
Other borrowings	47,018	286	2.41%	52,139	235	1.79%
Total interest-bearing liabilities	719,421	1,102	0.61%	620,257	694	0.44%
Demand deposits	251,305			197,281
Other liabilities	8,535			7,455
Shareholders’ equity	107,892			86,224
Total liabilities and shareholders’ equity	$1,087,153			$911,217

Cost of funds, including demand deposits			0.46%			0.34%
Net interest spread			3.38%			3.31%
Net interest income/margin		$8,883	3.55%		$7,227	3.42%
Net interest income/margin FTE basis	$115	$8,998	3.60%	$209	$7,436	3.52%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2018 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “Market Risk and Interest Rate Sensitivity” subsection in Item 7 of Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Exhibit Index.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: November 8, 2018	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
54