Form 10-K
period 2018-12-31
FIRST COMMUNITY CORP /SC/
filed 2019-03-14
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $178,249,487 based on the average of the bid and ask price of $25.08 on June 30, 2018, as reported on The NASDAQ Capital Market. 7,663,494 shares of the issuer’s common stock were issued and outstanding as of March 14, 2019.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

Item 1. Business.

General

First Community Corporation, a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of South Carolina in 1994 primarily to own and control all of the capital stock of First Community Bank, which commenced operations in August 1995. The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions (the “S.C. Board”).

Unless otherwise mentioned or unless the context requires otherwise, references herein to “First Community,” the “Company” “we,” “us,” “our” or similar references mean First Community Corporation and its consolidated subsidiaries. References to the “Bank” means First Community Bank.

We engage in a commercial banking business from our main office in Lexington, South Carolina and our 20 full-service offices located in: the Midlands of South Carolina, which include Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices) and Kershaw County (1 office); the Upstate of South Carolina which include Greenville County (2 offices), Anderson County (1 office) and Pickens County (1 office); and the Central Savannah River area which include Aiken County, South Carolina (1 office) and Augusta (Richmond County), Georgia (2 offices). In addition, we conduct business from a mortgage loan production office in Richland County, South Carolina. At December 31, 2018, we had approximately $1.1 billion in assets, $718.5 million in loans, $925.5 million in deposits, and $112.5 million in shareholders’ equity.

On October 20, 2017, we acquired all of the outstanding common stock of Cornerstone Bancorp headquartered in Easley, South Carolina (“Cornerstone”) the bank holding company for Cornerstone National Bank (“CNB”), in a cash and stock transaction. The total purchase price was approximately $27.1 million, consisting of $7.8 million in cash and 877,364 shares of our common stock valued at $19.3 million based on a provision in the merger agreement that 30% of the outstanding shares of Cornerstone common stock be exchanged for cash and 70% of the outstanding shares of Cornerstone common stock be exchanged for shares of our common stock. The value of our common stock issued was determined based on the closing price of the common stock on October 19, 2017 as reported by NASDAQ, which was $22.05. Cornerstone common shareholders received 0.54 shares of our common stock in exchange for each share of Cornerstone common stock, or $11.00 per share, subject to the limitations discussed above.

We offer a wide-range of traditional banking products and services for professionals and small-to medium-sized businesses, including consumer and commercial, mortgage, brokerage and investment, and insurance services. We also offer online banking to our customers. We have grown organically and through acquisitions.

Our stock trades on The NASDAQ Capital Market under the symbol “FCCO”.

Available Information

We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) on our website at www.firstcommunitysc.com/ under the About section, under the Investors link. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the “SEC”). These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available under our Investor Relations section on our website the following, among other things: (i) Code of Business Conduct and Ethics, which applies to our directors and all employees and (ii) the charters of the Audit and Compliance, Human Resources and Compensation, and Nominations and Corporate Governance Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Investor Relations, First Community Corporation, 5455 Sunset Boulevard, Lexington, South Carolina 29072. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website. The information on our website is not incorporated by reference into this report.

Location and Service Area

The Bank is engaged in a general commercial and retail banking business, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. We have a total of 13 full-service offices located in Richland, Lexington, Kershaw and Newberry Counties of South Carolina and the surrounding areas. We refer to these counties as the “Midlands” region of South Carolina. Lexington County is home to six of our Bank’s branch offices. Richland County, in which we have four branches as well as a mortgage loan production office, is the second largest county in South Carolina. Columbia is located within Richland County and is South Carolina’s capital city and is geographically positioned in the center of the state between the industrialized Upstate region of South Carolina and the coastal city of Charleston, South Carolina. Intersected by three major interstate highways (I-20, I-77, and I-26), Columbia’s strategic location has contributed greatly to its commercial appeal and growth. With the acquisition of Savannah River Banking Company in 2014, we added a branch in Aiken, South Carolina and a branch in Augusta, Georgia (Richmond County). In 2016, we opened a loan production office in Greenville County, which we converted into a full service office in February 2019. With the acquisition of Cornerstone National Bank in 2017, we added a branch in each of Greenville, Pickens, and Anderson Counties of South Carolina. We refer to this three-county area as the “Upstate” region of South Carolina. In 2018 we opened a de novo branch in downtown Augusta, Georgia. We refer to the three-county area of Aiken County (South Carolina), Richmond County (Georgia) and Columbia County (Georgia) as the “CSRA” region.

The following table shows data as to deposits, market share and population for our three market areas (deposits in thousands):

	Total		Estimated	Total Market Deposits (2)	Our Market Deposits (2)
	Offices		Population(1)	June 30, 2018	June 30, 2018	Market Share
Midlands Region	14	(3)	805,758	$19,578,000	$712,437	3.64%
CSRA Region	3		521,558	$7,707,000	$100,370	1.30%
Upstate Region	4	(4)	829,075	$16,432,000	$125,337	0.76%

(1)	All population data is derived from July 2017 estimates based on survey changes to the 2010 U. S. Census data.
(2)	All deposit data as of June 30, 2018 is derived from the most recent data published by the FDIC.
(3)	Midlands Region consist of 13 full service offices and a mortgage loan production office that does not receive deposits.
(4)	As of June 30, 2017, the Upstate Region consisted of three full service branches and a loan production office that did not receive deposits. On February 14, 2019 the loan production office was relocated and converted into a full service branch

We believe that we serve attractive banking markets with long-term growth potential and a well-educated employment base that helps to support our diverse and relatively stable local economy. According to U.S. Census Data, median household incomes for each of the counties in the regions noted above were as follows for 2017:

Richland County, SC	$52,082
Lexington County, SC	$57,482
Newberry County, SC	$39,600
Kershaw County SC	$46,565
Greenville County, SC	$53,739
Anderson County, SC	$45,551
Pickens County SC	$45,332
Aiken County SC	$47,713
Richmond County, GA	$39,430
Columbia County, GA	$74,162

The county estimates noted above compare to 2017 statewide median household income estimates of $48,781 and $52,977 for South Carolina and Georgia, respectively. The principal components of the economy within our market areas are service industries, government and education, and wholesale and retail trade. The largest employers in the Midlands market area, each of which employs in excess of 3,000 people, include Fort Jackson Army Base, the University of South Carolina, Palmetto Health Alliance, Blue Cross Blue Shield and Lexington Medical Center. The largest employers in our CSRA market area, each of which employs in excess of 3,000 people, include Fort Gordon Army Base, Georgia Regents University, Georgia Regents Health System, University Hospital and Savannah River Nuclear Solutions. The Upstate region major employers include, among others, Greenville Health Systems, Bon Secours St. Francis Health System, Michelin North America Inc., BMW Manufacturing Corporation and GE Power and Water. We believe that this diversified economic base has reduced, and will likely continue to reduce, economic volatility in our market areas. Our markets have experienced steady economic and population growth over the past 10 years, and we expect that the area, as well as the service industry needed to support it, will continue to grow.

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

We also offer a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and the purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also make real estate construction and acquisition loans. We originate fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general, we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of the Bank and is fully secured by readily marketable collateral. As a result, our lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. Based upon the capitalization of the Bank at December 31, 2018, the maximum amount we could lend to one borrower is $17.1 million. In addition, we may not make any loans to any director, officer, employee, or 10% shareholder of the Company or the Bank unless the loan is approved by our board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in our market areas. As of June 30, 2018, there were 23 financial institutions operating approximately 177 offices in the Midlands market, 17 financial institutions operating 103 branches in the CSRA market, and 35 financial institutions operating 225 branches in the Upstate market. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and Georgia. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small-to-medium sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2018, we had 226 full-time employees. We believe that we have good relations with our employees.

Executive Officers of First Community Corporation

Executive officers of First Community Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officer, and persons chosen to become executive officers, and their ages, positions over the past five years, and terms of office as of March 14, 2019, are as follows:

Name (age)	Position and Five Year History	With the Company Since
Michael C. Crapps (60)	Chief Executive Officer and President, Director	1994
John T. Nissen (57)	Chief Commercial and Retail Banking Officer	1995
David K. Proctor (62)	Chief Credit Officer	1995
Joseph G. Sawyer (68)	Chief Financial Officer	1995
Robin D. Brown (51)	Chief Human Resources and Marketing Officer	1994
Tanya A. Butts (60)	Chief Operations Officers/Chief Risk Officer	2017

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with the directors or officers of the Company acting solely in their capacities as such.

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

2018 Regulatory Reform. In May 2018, the Economic Growth, Regulatory Reform and Consumer Protection Act (“Regulatory Relief Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for the Company and the Bank.

The Regulatory Relief Act, among other things, expands the definition of qualified mortgages a financial institution may hold and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “community bank leverage ratio” of between 8% and 10%. Any qualifying depository institution or its holding company that exceeds this community bank leverage ratio will be exempt from other generally applicable leverage and risk-based regulatory requirements. Further, any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” for purposes of the prompt corrective action rules. The Regulatory Relief Act also expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the proprietary trading prohibitions in the Volcker Rule, mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how new standards under the Regulatory Relief Act will be implemented by regulations and ultimately be applied to the Company or the Bank or what specific impact the Regulatory Relief Act and the yet-to-be-written implementation rules and regulations will have on the Company or the Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act impacted financial institutions in numerous ways, including:

•	Created the Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
•	Granted additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,
•	Granted new authority to the FDIC as liquidator and receiver,
•	Changed the manner in which deposit insurance assessments are made,
•	Required regulators to modify capital standards,
•	Established the Bureau of Consumer Financial Protection (the “CFPB”),
•	Capped interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
•	Imposed more stringent requirements on mortgage lenders, and
•	Limited banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, some remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). The Basel III Rule was released in the form of enforceable regulations by each of the applicable federal bank regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations—generally those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures applicable to advanced approaches banking organizations.

Based on the foregoing, as a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve; however, our Bank remains subject to the capital requirements.

The FDIC’s final capital rules included new risk-based capital and leverage ratios and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital-level requirements applicable to the Bank under the final rule are:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital, which was phased in over several years. The phase-in of the capital conservation buffer began on January 1, 2016, at a level of 0.625% of risk-weighted assets for 2016 and increased to 1.250% for 2017, and 1.875% for 2018. The fully phased-in capital conservation buffer of 2.500%, which became effective on January 1, 2019, resulted in the following effective minimum capital ratios beginning in 2019: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rules permit bank holding companies with less than $15.0 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt-out of much of this treatment of AOCI. We made this opt-out election and, as a result, retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer was incrementally phased in over time, and became fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” originally prohibited any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule; however, in 2018, the Regulatory Relief Act exempted banking entities with less than $10 billion in total consolidated assets, such as us, from the Volcker Rule.

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•	Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. Generally accepted accounting principles (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $1.2 million, resulting primarily from a remeasurement of deferred tax assets of $3.2 million.
•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation that may be paid to our most highly compensated employees will now be limited.
•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

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
11

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

Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve stated that an investor generally will not be viewed as having a controlling influence over a bank holding company when the investor holds, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such investor’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is generally required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including those of South Carolina, typically require approval by the state bank regulator as well.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on a bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “First Community Bank—Capital Regulations.” However, because the Company currently qualifies as a small bank holding company, these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First Community Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on any sale to, or merger with, other financial institutions. We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the S.C. Board’s approval prior to engaging in the acquisition of a South Carolina state-chartered bank or another South Carolina bank holding company.

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

As of December 31, 2018, the Bank was deemed to be “well capitalized.”

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

Dividends. Our principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

The Consumer Financial Protection Bureau (the “CFPB”) is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement Dodd-Frank Act amendments to the Equal Credit Opportunity Act, TILA and the Real Estate Settlement Procedures Act (“RESPA”). Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.

Bank regulators take into account compliance with consumer protection laws when considering approval of a proposed expansionary proposals.

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

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. Because the reserve ratio has reached 1.35%, two deposit insurance assessment changes occurred under FDIC regulations: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) will cease; and (2) banks with assets of less than $10 billion, such as us, will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%, with credits starting March 31, 2019.

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

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles; effective incentive plans are required to: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. No final rule has been issued yet.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more in the preceding three years or (ii) construction and land development loans exceed 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2018, its non-owner occupied commercial loans and its construction and land development loans were approximately 260% and 69% of total risk-based capital, respectively. Management will continue to monitor the level of the concentration in commercial real estate loans within the bank’s loan portfolio.

Item 1A. Risk Factors.

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this Annual Report on Form 10-K could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

General Business Risks

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets in South Carolina and Georgia have continued to improve since the end of the economic recession, concerns still exist over the federal deficit, government spending, as well as the potential for rapid changes in local and global economic conditions. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 75 basis points in 2017 and by a total of 100 basis points during 2018 and has indicated a patient approach in evaluating increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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
22

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

Our actual loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2018, approximately 87.1% of our loan portfolio (excluding loans held for sale) is composed of construction (8.1%), commercial mortgage (71.5%) and commercial loans (7.5%). Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2018, approximately 91.1% of our loans (excluding loans held for sale) had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While economic conditions and real estate in our local markets in South Carolina and Georgia have improved since the end of the economic recession, there can be no assurance that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Natural disasters, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change, may cause uninsured damage and other loss of value to real estate that secures these loans and may also negatively impact our financial condition.

We have a concentration of credit exposure in commercial real estate and challenges faced by the commercial real estate market could adversely affect our business, financial condition, and results of operations.

As of December 31, 2018, we had approximately $561.4 million in loans outstanding to borrowers whereby the collateral securing the loan was commercial real estate, representing approximately 78.1% of our total loans outstanding as of that date. Approximately 40.0%, or $212.4 million, of this real estate is owner-occupied properties. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 14.2% or $69.8 million, since December 31, 2018. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of capital. Our total non-owner-occupied commercial real estate loans represented 260% of the Bank’s total risk-based capital at December 31, 2018, and our construction and land development loans represented 69% of the Bank’s capital at December 31, 2018.

In December 2015, the regulatory agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the regulatory agencies, among other things, indicated their intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2018, commercial business loans comprised 7.5% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $271.6 million in 2018, as compared to $265.7 million in 2017. This represents 27.7% and 30.9% of the average earning assets for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the portfolio was 25.7% of earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2018 and 2017, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments and bank failures during and after the recession significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of such economic conditions and the enactment of the Dodd-Frank Act, banks were assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. Because the reserve ratio has reached 1.35%, two deposit insurance assessment changes occurred under FDIC regulations: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) will cease; and (2) banks with assets of less than $10 billion, such as us, will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%, with credits starting March 31, 2019. If the Deposit Insurance Fund fails to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest- earning assets, such as loans and mortgage-backed securities (“MBSs”), and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, we believe a significant change in interest rates could potentially have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non-related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to us not achieving the expected benefits from its acquisitions within desired time frames.

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
27

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2018, approximately $12.3 million of our loans, or 10.76% of our Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which only one loan totaling approximately $26 thousand had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of our Bank’s capital. At December 31, 2018, $5.2 million of our commercial loans, or 4.54% of our Bank’s regulatory capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

We are at risk of increased losses from fraud.

Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective.

The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises are widely reported in the media. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

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

In July 2013, the federal bank regulatory agencies issued a final rule that revised their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd Frank Act. This rule substantially amended the regulatory risk based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank and are now fully phased in as of January 1, 2019.

The rule included certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations—generally those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures.

Based on the foregoing, as a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve; however, our Bank remains subject to the capital requirements.

Under the Basel III Rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained the pre-existing treatment for AOCI.

In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time and became fully effective on January 1, 2019.

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

In addition, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (the “FASB”), the SEC and our bank regulators change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. For example, in 2016, the FASB issued a standard on accounting for credit losses. The standard will replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has indicated an effective date of January 1, 2020. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, which under some circumstances could potentially result in a need to revise or restate prior period financial statements.

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

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. With any disruption in the financial markets, we expect that the government will pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

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

Our ability to realize deferred tax assets may be reduced, which may adversely impact our results of operations.

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2018, we had net deferred tax assets of $2.3 million, which included deferred tax assets for a federal net operating loss carryforward of $854 thousand that is expected to expire in 2037. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for federal income tax purposes. Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not. As a result, we did not recognize a valuation allowance on its net deferred tax asset as of December 31, 2018 or December 31, 2017. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized.  In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the corporate federal income tax rate to 21% and resulted in an approximate $1.2 million write-down of our deferred tax asset in the fourth quarter of 2017, through income tax expense. These tax rate changes, in conjunction with our net income in 2017 and 2018, have resulted in a significant reduction of the deferred tax asset over the last two years.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets. Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

New accounting standards will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The FASB has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2020. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

There is uncertainty surrounding the potential legal, regulatory and policy changes by the current presidential administration in the U.S. that may directly affect financial institutions and the global economy.

The current presidential administration has implemented certain financial reform regulations, including reform regulations affecting the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what additional laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to us and by our need to maintain sufficient capital to support our operations. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. If our Bank is not permitted to pay cash dividends to us, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our principal place of business as well as the Bank’s is located at 5455 Sunset Boulevard, Lexington, South Carolina 29072. In addition, we currently operate 20 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), Pickens County (1 office), and in Richmond County, Georgia (2 offices), as well as a mortgage loan production office located in Richland County, South Carolina. All of these properties are owned by the Bank except for the Downtown Augusta, Georgia (Richmond County) and Greenville, South Carolina full service branch offices, which are leased by the Bank. Although the properties owned are generally considered adequate, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

Item 3.   Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

As of February 28, 2019, there were approximately 1,576 shareholders of record of our common stock. Our common stock trades on The NASDAQ Capital Market under the trading symbol of “FCCO.” The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated, and the dividends per share declared on our common stock in each such quarter. All information has been adjusted for any stock splits and stock dividends effected during the periods presented.

	High	Low	Dividends
2018
Quarter ended March 31, 2018	$23.50	$20.56	$0.10
Quarter ended June 30, 2018	$26.25	$21.95	$0.10
Quarter ended September 30, 2018	$26.25	$23.30	$0.10
Quarter ended December 31, 2018	$24.38	$18.54	$0.10
2017
Quarter ended March 31, 2017	$23.55	$16.10	$0.09
Quarter ended June 30, 2017	$22.45	$18.50	$0.09
Quarter ended September 30, 2017	$22.20	$19.50	$0.09
Quarter ended December 31, 2017	$24.87	$20.65	$0.09

Notwithstanding the foregoing, our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to pay dividends is generally limited by the ability of the Bank to pay dividends to us. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board.

Pursuant to our 2006 Non-Employee Director Deferred Compensation Plan, non-employee directors may elect to defer all or any part of annual retainer fees payable in respect of the following calendar year to the director for his or her service on the board of directors or any committee of the board of directors. During the year, a number of deferred stock units are credited to the director’s account at the time such compensation would otherwise have been payable absent the election to defer equal to (i) the otherwise payable amount divided by (ii) the fair market value of a share of our common stock on the last trading day preceding the credit date. In general, a director’s vested account balance will be distributed in a lump sum of our common stock on the 30th day following termination of service on the board and on the board of directors of all of our subsidiaries, including termination of service as a result of death or disability. During the year ended December 31, 2018, we credited an aggregate of 5,904 deferred stock units to accounts for directors who elected to defer monthly fees or annual retainer fees for 2018. The deferred stock units were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

	As of or For the Years Ended December 31,
(Dollars in thousands except per share amounts)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$1,091,595	$1,050,731	$914,793	$862,734	$812,363
Loans held for sale	3,223	5,093	5,707	2,962	4,124
Loans	718,462	646,805	546,709	489,191	443,844
Deposits	925,523	888,323	766,622	716,151	669,583
Total common shareholders’ equity	112,497	105,663	81,861	79,038	74,528
Total shareholders’ equity	112,497	105,663	81,861	79,038	74,528
Average shares outstanding, basic	7,581	6,849	6,617	6,558	6,538
Average shares outstanding, diluted	7,731	6,998	6,787	6,719	6,607
Results of Operations:
Interest income	$39,729	$32,156	$29,506	$28,649	$27,298
Interest expense	3,981	2,762	3,047	3,396	3,567
Net interest income	35,748	29,394	26,459	25,253	23,731
Provision for loan losses	346	530	774	1,138	881
Net interest income after provision for loan losses	35,402	28,864	25,685	24,115	22,850
Non-interest income (1)	10,986	9,239	8,339	8,611	8,031
Securities gains (losses) (1)	(342)	400	601	355	182
Non-interest expenses	32,123	29,358	25,776	24,678	23,960
Income before taxes	13,923	9,145	8,849	8,403	7,103
Income tax expense	2,694	3,330	2,167	2,276	1,982
Net income	11,229	5,815	6,682	6,127	5,121
Net income available to common shareholders	11,229	5,815	6,682	6,127	5,121
Per Share Data:
Basic earnings per common share	$1.48	$0.85	$1.01	$0.93	$0.78
Diluted earnings per common share	1.45	0.83	0.98	0.91	0.78
Book value at period end	14.74	13.93	12.24	11.81	11.18
Tangible book value at period end (non-GAAP)	12.56	11.66	11.31	10.84	10.25
Dividends per common share	0.40	0.36	0.32	0.28	0.24
Asset Quality Ratios:
Non-performing assets to total assets (3)	0.37%	0.51%	0.57%	0.85%	1.17%
Non-performing loans to period end loans	0.39%	0.52%	0.75%	0.99%	1.48%
Net charge-offs (recoveries) to average loans	(0.02)%	(0.01)%	0.03%	0.14%	0.22%
Allowance for loan losses to period-end total loans	0.87%	0.89%	0.94%	0.94%	0.93%
Allowance for loan losses to non-performing assets	155.14%	79.52%	99.35%	62.98%	43.37%
Selected Ratios:
Return on average assets	1.04%	0.62%	0.75%	0.73%	0.73%
Return on average common equity:	10.48%	6.56%	8.08%	7.94%	8.13%
Return on average tangible common equity (non-GAAP):	12.44%	7.22%	8.76%	8.68%	8.88%
Efficiency Ratio (non-GAAP) (1)	68.06%	74.34%	72.27%	71.25%	74.14%
Noninterest income to operating revenue (2)	22.94%	24.69%	25.26%	26.20%	25.71%
Net interest margin (tax equivalent)	3.69%	3.52%	3.35%	3.38%	3.40%
Equity to assets	10.31%	10.06%	8.95%	9.16%	9.17%
Tangible common shareholders’ equity to tangible assets (non-GAAP)	8.92%	8.56%	8.33%	8.47%	8.48%
Tier 1 risk-based capital (Bank) (4)	13.19%	13.40%	13.84%	14.72%	15.39%
Total risk-based capital (Bank) (4)	13.96%	14.18%	14.66%	15.54%	16.21%
Leverage (Bank) (4)	9.98%	9.66%	9.77%	9.73%	9.56%
Average loans to average deposits (5)	75.01%	73.08%	69.62%	68.75%	69.14%

(1)	The efficiency ratio is a key performance indicator in our industry. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. The efficiency ratio is a measure of the relationship between operating expenses and earnings.
38

(2)	Operating revenue is defined as net interest income plus noninterest income.
(3)	Includes non-accrual loans, loans > 90 days delinquent and still accruing interest and other real estate owned (“OREO”).
(4)	As a small bank holding company, we are generally not subject to the capital requirements at the holding company level unless otherwise advised by the Federal Reserve: however, our Bank remains subject to capital requirements.
(5)	Includes loans held for sale.

Certain financial information presented above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures include “efficiency ratio,” “tangible book value at period end,” “return on average tangible common equity” and “tangible common shareholders’ equity to tangible assets.” The “efficiency ratio” is defined as non-interest expense, divided by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses and OTTI on securities. The efficiency ratio is a measure of the relationship between operating expenses and earnings. “Tangible book value at period end” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as total common equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. Our management believes that these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

Tangible book value per common share	2018	2017	2016	2015	2014
Tangible common equity per common share (non-GAAP)	$12.56	$11.66	$11.31	$10.84	$10.25
Effect to adjust for intangible assets	2.18	2.27	0.93	0.97	0.93
Book value per common share (GAAP)	$14.74	$13.93	$12.24	$11.81	$11.18
Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	12.44%	7.22%	8.76%	8.68%	8.88%
Effect to adjust for intangible assets	(1.96)%	(0.66)%	(0.68)%	(0.74)%	(0.75)%
Return on average common equity (GAAP)	10.48%	6.56%	8.08%	7.94%	8.13%
Tangible common shareholders’ equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	8.92%	8.56%	8.33%	8.47%	8.48%
Effect to adjust for intangible assets	1.39%	1.50%	0.62%	0.69%	0.69%
Common equity to assets (GAAP)	10.31%	10.06%	8.95%	9.16%	9.17%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are headquartered in Lexington, South Carolina and serve as the bank holding company for the Bank. We operate from our main office in Lexington, South Carolina, and our 20 full-service offices located in the South Carolina counties of Lexington County (6 offices), Richland County (4 offices), Newberry County (2 offices), Kershaw County (1 office), Aiken County (1 office), Greenville County (2 offices), Anderson County (1 office), and Pickens County (1 office), and in Richmond County, Georgia (2 offices). In addition, we operate a mortgage loan production office in Richland County, South Carolina. We engage in a general commercial and retail banking business characterized by personalized service and local decision making, emphasizing the banking needs of small to medium-sized businesses, professional concerns and individuals.

The following discussion describes our results of operations for 2018, as compared to 2017 and 2016, and also analyzes our financial condition as of December 31, 2018, as compared to December 31, 2017. Like most community banks, we derive most of our income from interest we receive on our loans and investments. A primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2018, 2017 and 2016 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and its evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. These qualitative factors include but are not limited to overall deterioration in general economic conditions, industry and market conditions, and overall financial performance. If determined that it is more likely than not that there has been a deterioration in the fair value of the carrying value than the first of a two-step process would be performed. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that we have four reporting units (See Note 24 to the Consolidated Financial Statements).

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

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The 2017 Tax Cuts and Jobs Act reduced corporate income taxes which resulted in an adjustment of our deferred tax asset in 2017 (See Note 14 to the Consolidated financial statements for the impact of the change). We file a consolidated federal income tax return for our Bank. At December 31, 2018, we are in a net deferred tax asset position.

Other-Than-Temporary Impairment

We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the outlook for receiving the contractual cash flows of the investments, (4) the anticipated outlook for changes in the general level of interest rates, and (5) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value (See Note 4 to the Consolidated Financial Statements).

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

Results of Operations

On October 20, 2017, we completed the acquisition of Cornerstone. Therefore, the results for the year ended December 31, 2018 include the impact of this acquisition for the entire year. For the year ended December 31, 2017, the impact of the acquisition includes the period from October 20, 2017 through December 31, 2017. See Note 3 to the consolidated financial statements for additional information related to the Cornerstone acquisition.

Net income was $11.2 million, or $1.45 diluted earnings per common share, for the year ended December 31, 2018, as compared to net income $5.8 million, or $0.85 diluted earnings per common share, for the year ended December 31, 2017. During the year ended 2017, we recognized a tax expense adjustment resulting from the change in corporate tax rates enacted in the Tax Cuts and Jobs Act passed on December 22, 2017. The lowering of the corporate tax rate to 21% required that we make an approximate $1.2 million tax expense charge to adjust the value of our deferred tax asset. As a result of the enacted lower tax rates, we recovered substantially all of this charge through the lower effective tax rate in the year ended December 31, 2018. We expect to continue to benefit in future periods as a result of the lower effective corporate tax rate. Another factor impacting net income during 2017 included expenses of approximately $300 thousand related to our conversion to a new operating system and $903 thousand in expenses related to the acquisition of Cornerstone. During 2018, we had no merger or conversion related expenses. Interest income increased from $32.2 million in 2017 to $39.7 million in 2018. This was a result of an increase in average earning assets of $121.7 million in 2018 as compared to 2017. In addition, our net interest margin on a fully taxable equivalent basis improved by 17 basis points in 2018 as compared to 2017. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.49% in 2018 as compared to 3.31% in 2017. The provision for loan losses was $346 thousand in 2018 as compared to $530 thousand in 2017. Increases in salary and benefit, occupancy and information technology expenses, were the largest contributors to the overall increase in non-interest expense (see discussion “Non-interest Income and Non-interest Expense”). A substantial percentage of these increases relates to the inclusion of Cornerstone expenses for the entire year of 2018 whereas in 2017 they were included for approximately 2 ½ months.

Net income was $5.8 million, or $0.85 diluted earnings per common share, for the year ended December 31, 2017, as compared to net income $6.7 million, or $0.98 diluted earnings per common share, for the year ended December 31, 2016. The primary reason for the decrease in net income is the tax expense adjustment of approximately $1.2 million in 2017 resulting from the change in corporate tax rate noted previously. Another factor contributing to lower net income during 2017 as compared to 2016 included expenses of approximately $300 thousand related to our conversion to a new operating system and $903 thousand in expenses related to the acquisition of Cornerstone. The impact of these increases in non-recurring expenses were partially offset by an increase in net interest income of $2.9 million, as a result of an improvement in net interest margin and a higher level of earning assets. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.31% in 2017 as compared to 3.13% in 2016. The provision for loan losses was $774 thousand in 2016 as compared to $530 thousand in 2017. Excluding the non-recurring expenses noted previously, increases in salary and benefit expense as well as debit card/ATM processing cost were the largest contributors to the overall increase in non-interest expense in 2017 as compared to 2016 (see discussion “Non-interest Income and Non-interest Expense”).

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

Net interest income totaled $35.7 million in 2018, $29.4 million in 2017 and $26.5 million in 2016. The yield on earning assets was 4.05%, 3.74%, and 3.62% in 2018, 2017 and 2016, respectively. The rate paid on interest-bearing liabilities was 0.55%, 0.43%, and 0.49% in 2018, 2017, and 2016, respectively. The fully taxable equivalent net interest margin was 3.69% in 2018, 3.52% in 2017 and 3.35% in 2016. Our loan to deposit ratio on average during 2018 was 75.0%, as compared to 73.1% during 2017 and 69.6% during 2016. Loans typically provide a higher yield than other types of earning assets and, thus, one of our goals continues to be growing the loan portfolio as a percentage of earning assets in order to improve the overall yield on earning assets and the net interest margin. At December 31, 2018, the loan (including held for sale) to deposit ratio was 78.0%.

The net interest margin increased 22 basis points in 2018 as compared to 2017. The yield on earning assets increased by 31 basis points while our cost of interest-bearing liabilities increased by 12 basis points in 2018 as compared to 2017. The increase in net interest margin in 2018 as compared to 2017 was partially a result of the Federal Reserve increasing the federal funds target rate. In 2018, this rate was increased four times. These increases positively impact our yield on variable rate assets in the loan and investment portfolios as well as our short term investments. The yield on our earning assets increased from 3.74% to 4.05% in 2018 as compared to 2017. The average loan balance as a percentage of earning assets was 70.0% in 2018 as compared to 67.2% in 2017. This increase in earning asset mix along with the increases in short term rates noted previously accounted for the improved yield on our earning assets. Our lower cost funding sources include non-interest bearing transaction accounts, interest-bearing transaction accounts, money-market accounts and savings deposits. During 2017, the average balance in these accounts represented 77.7% of total deposits whereas in 2018 they represented 79.5%. Our average other borrowings, which are typically a higher cost funding source, decreased $5.0 million in 2017 as compared to 2018. Throughout 2018, the treasury yield curve continued to flatten with short-term rates increasing as noted above while longer term rates, including five year to 10 year treasury rates, remaining relatively unchanged or increasing at a lower rate than the shorter term rates. Over time, this can negatively impact net interest margins as shorter term funding rates increase while our fixed rate loan and investment portfolio yields do not increase to the same extent. Managing this interest rate risk continues to be a primary focus of management (see discussion of Market Rate and Interest Rate Sensitivity discussion below).

The net interest margin increased 18 basis points in 2017 as compared to 2016. The yield on earning assets increased by 12 basis points while our cost of funds decreased by six basis points in 2017 as compared to 2016. The increase in net interest margin in 2017 as compared to 2016 was partially a result of the Federal Reserve increasing the federal funds target rate in late 2015. From December 2015 through December 2017, the rate was increased in 25 basis point increments from a range of 0.00% to 0.25% to a range of 1.25% to 1.50%. The yield on our earning assets increased from 3.62% to 3.74% in 2017 as compared to 2016. The percentage of average loans to average total earning assets was 67.2% in 2017 as compared to 63.1% in 2016. The change in our earning asset mix, along with the impact of rising short-term rates are the primary contributors in the 12 basis point improvement in our yield on earning assets. During 2016, the average balance in our lower cost deposit account funding sources, as noted above, represented 75.6% of total deposits whereas in 2017 they represented 77.7%. Also our average borrowings, which are typically a higher cost funding source, decreased $8.4 million in 2017 as compared to 2016. This change in funding mix was primarily responsible for the decrease in our cost of interest bearing liabilities from 0.49% in 2016 to 0.43% in 2017.

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

	Year ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$686,438	$32,789	4.78%	$577,730	$26,134	4.52%	$514,766	$23,677	4.60%
Securities	271,621	6,522	2.40%	265,751	5,859	2.20%	283,585	5,724	2.02%
Other short-term investments(2)	23,156	419	1.81%	15,972	163	1.02%	17,512	105	0.60%
Total earning assets	981,215	39,729	4.05%	859,453	32,156	3.74%	815,863	29,506	3.62%
Cash and due from banks	13,446			11,571			10,903
Premises and equipment	34,905			31,850			30,084
Intangible assets	16,881			8,128			6,334
Other assets	36,299			32,160			29,922
Allowance for loan losses	(6,075)			(5,479)			(4,866)
Total assets	$1,076,671			$937,683			$888,240
Liabilities
Interest-bearing liabilities(2)
Interest-bearing transaction accounts	192,420	443	0.23%	163,870	190	0.12%	152,936	173	0.11%
Money market accounts	184,413	869	0.47%	170,296	435	0.26%	164,826	426	0.26%
Savings deposits	106,752	143	0.13%	80,807	94	0.12%	69,178	82	0.12%
Time deposits	188,023	1,450	0.77%	176,358	1,106	0.63%	180,447	1,137	0.63%
Other borrowings	46,155	1,076	2.34%	51,171	937	1.83%	59,569	1,229	2.06%
Total interest-bearing liabilities	717,763	3,981	0.55%	642,502	2,762	0.43%	626,956	3,047	0.49%
Demand deposits	243,530			199,169			171,968
Other liabilities	8,200			7,306			6,663
Shareholders’ equity	107,178			88,706			82,653
Total liabilities and shareholders’ equity	$1,076,671			$937,683			$888,240
Net interest spread			3.49%			3.31%			3.13%
Net interest income/margin		$35,748	3.64%		$29,394	3.42%		$26,459	3.24%
Net interest margin (tax equivalent)(3)			3.69%			3.52%			3.35%

(1)	All loans and deposits are domestic. Average loan balances include non-accrual loans and loans held for sale.
(2)	The computation includes federal funds sold, securities purchased under agreement to resell and interest bearing deposits.
(3)	Based on a 21.0% marginal tax rate for 2018 and a 32.5% marginal tax rate for 2017 and 2016.
44

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect related to volume and rate which cannot be separately identified, has been allocated proportionately, to the change due to volume and the change due to rate.

	2018 versus 2017 Increase (decrease) due to			2017 versus 2016 Increase (decrease) due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets
Earning assets
Loans	$5,129	$1,526	$6,655	$2,854	$(397)	$2,457
Investment securities	132	531	663	(373)	508	135
Other short-term investments	94	161	255	(10)	68	58
Total earning assets	4,792	2,781	7,573	1,610	1,040	2,650
Interest-bearing liabilities
Interest-bearing transaction accounts	37	215	252	13	4	17
Money market accounts	38	397	435	14	(5)	9
Savings deposits	33	16	49	14	(2)	12
Time deposits	77	267	344	(26)	(5)	(31)
Other short-term borrowings	(98)	237	139	(162)	(130)	(292)
Total interest-bearing liabilities	351	870	1,219	74	(359)	(285)
Net interest income			$6,354			$2,935

Market Risk and Interest Rate Sensitivity

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be measured in either diminished current market values or reduced current and potential net income. Our primary market risk is interest rate risk. We have established an Asset/Liability Management Committee (the “ALCO”) to monitor and manage interest rate risk. The ALCO monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The ALCO has established policy guidelines and strategies with respect to interest rate risk exposure and liquidity.

A monitoring technique employed by us is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. We also periodically stress certain assumptions such as loan prepayment rates, deposit decay rate and interest rate betas to evaluate our overall sensitivity to changes in interest rates. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15%, respectively, in a 100 and 200 basis point change in interest rates over a 12-month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Neither the “gap” analysis or asset/liability modeling are precise indicators of our interest sensitivity position due to the many factors that affect net interest income including, the timing, magnitude and frequency of interest rate changes as well as changes in the volume and mix of earning assets and interest-bearing liabilities.

The following table illustrates our interest rate sensitivity at December 31, 2018.

Interest Sensitivity Analysis

(Dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Assets
Earning assets
Loans(1)	$289,692	$245,945	$122,099	$58,112	$715,848
Loans Held for Sale	3,223	—	—	—	3,223
Securities(2)	73,824	37,316	43,724	101,158	256,022
Federal funds sold, securities purchased under agreements to resell and other earning assets	13,691	3,000	250	—	16,941
Total earning assets	380,430	286,261	166,073	159,270	992,034
Liabilities
Interest bearing liabilities
Interest bearing deposits
Interest checking accounts	80,158	—	—	121,778	201,936
Money market accounts	119,243	—	—	72,294	191,537
Savings deposits	24,910	—	—	83,459	108,369
Time deposits	108,168	55,771	15,238	($182)	178,995
Total interest-bearing deposits	332,479	55,771	15,238	$277,349	680,837
Other borrowings	43,184	33	—	—	43,217
Total interest-bearing liabilities	375,663	55,804	15,238	277,349	724,054
Period gap	$5,767	$230,456	$150,835	($119,078)	$267,980
Cumulative gap	$5,767	$236,223	$387,058	$267,980	$267,980
Ratio of cumulative gap to total earning assets	1.51%	35.38%	46.42%	27.01%	27.01%

(1)	Loans classified as non-accrual as of December 31, 2018 are not included in the balances.
(2)	Securities based on amortized cost.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the hypothetical percentage change in net interest income at December 31, 2018 and 2017 over the subsequent 12 months. At December 31, 2018, we are slightly liability sensitive over the first three month period and over the balance of a 12-month period are asset sensitive on a cumulative basis. As a result, our modeling reflects modest decline in our net interest income in a rising rate environment over the first 12 months. This negative impact of rising rates reverses and net interest income is favorably impacted over a 24-month period. In a declining rate environment, the model reflects a decline in net interest income. This primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they cannot be repriced in proportion to the change in interest rates. The increase and decrease of 100 and 200 basis points, respectively, reflected in the table below assume a simultaneous and parallel change in interest rates along the entire yield curve.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income December 31,
	2018	2017
+200bp	-3.54%	-2.26%
+100bp	-1.58%	-0.85%
Flat	—	—
-100bp	-0.34%	-2.54%
-200bp	-4.37%	-7.71%

We perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At December 31, 2018 and 2017, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (1.56)% and (0.09)%, respectively.

Provision and Allowance for Loan Losses

At December 31, 2018, the allowance for loan losses amounted to $6.3 million, or 0.87% of loans (excludes loans held for sale), as compared $5.8 million, or 0.90% of loans, at December 31, 2017. Loans that were acquired in the acquisition of Cornerstone in 2017 and Savannah River Financial Corp. (“Savannah River”) in 2014 are accounted for under FASB Accounting Standard Codification (“ASC”) 310-30. These acquired loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. Subsequent to the acquisition date, increases in cash flows expected to be received in excess of our initial estimates are reclassified from non-accretable difference to accretable difference and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. During 2018 and 2017, there were no adjustments to our initial estimates or impairments recorded on purchased loans. The recorded investment in loans acquired in the Cornerstone and Savannah River transactions at December 31, 2018 and 2017 amounted to approximately $64.5 million and $101.8 million, respectively. At December 31, 2018 and 2017, the credit component on loans attributable to these acquired loans was $660 thousand and $1.5 million, respectively.

Our provision for loan loss was $346 thousand for the year ended December 31, 2018, as compared to $530 thousand and $774 thousand for the years ended December 31, 2017 and 2016, respectively. The provision is made based on our assessment of general loan loss risk and asset quality. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 5 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 0.23%, 0.33% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. Our percentage of non-performing assets to total assets has shown continued improvement in the last several years. Non-performing assets were $4.0 million (0.37% of total assets) at December 31, 2018, $5.3 million (0.51% of total assets) at December 31, 2017, and $5.2 million (0.57% of total assets) at December 31, 2016. We believe these ratios are favorable in comparison to current industry results nationally and specifically in our local markets. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. As noted below in the “Allocation of the Allowance for Loan Losses” table, the unallocated portion of the allowance as a percentage of the total allowance decreased as a percentage of the total allowance in 2018 and 2017. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery. The period at which we may revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period they have experienced a modest net recovery. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. As a result of national and global economic uncertainty, management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time. The percentage of the unallocated portion of the allowance decreased from 27.9% at December 31, 2016 to 27.5% at December 31, 2017 and at December 31, 2018 is at 10.3%. The decline in the unallocated portion of the reserve reflects lower provisioning as a result of continued improvement in overall loan performance. Management also continually evaluates the underlying qualitative factors applied to the evaluation of the adequacy of the allowance for loan losses.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At December 31, 2018 and 2017, approximately 91.1% and 90.4%, respectively, of the loan portfolio had real estate as underlying collateral (see Note 15 to financial statements for concentrations of credit). When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

At December 31, 2018, 2017, and 2016, we had non-accrual loans in the amount of $2.5 million (0.35% of total loans), $3.4 million (0.52% of total loans) and $4.0 million (0.75% of total loans), respectively. Nonaccrual loans at December 31, 2018 consisted of 28 loans. All of these loans are considered to be impaired, are substantially all real estate-related, and have been measured for impairment under the fair value of the collateral method. We consider a loan to be impaired when, based upon current information and events, it is believed that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such fair values are obtained using independent appraisals, which we consider to be level 3 inputs. The aggregate amount of impaired loans was $4.4 million and $5.2 million for the years ended December 31, 2018 and 2017, respectively. The non-accrual loans range in size from $1 thousand to $776 thousand. The largest of these loans is in the amount of $776 thousand and is secured by commercial non-owner occupied real estate located in Aiken, South Carolina.

In addition to the non-accrual loans that are considered to be impaired, we have six loans totaling $1.8 million that are classified as troubled debt restructurings but are accruing loans as of December 31, 2018. The largest relationship consists of one loan totaling $1.1 million with a mortgage on a commercial property located in the Midlands of South Carolina. There were $1.8 million, $2.1 million, and $1.8 million in loans delinquent 30 to 89 days at December 31, 2018, 2017 and 2016, respectively. There were loans in the amount of $31 thousand, $32 thousand and $53 thousand delinquent greater than 90 days and still accruing at December 31, 2018, 2017 and 2016, respectively.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. We have not identified any relationships that are current as to principal and interest at December 31, 2018 and not included in non-performing assets that could be a potential problem loans. Loans are identified as potential problems based on our review that their traditional sources of cash flow may have been impacted and that they may ultimately not be able to service the debt. These loans are continually monitored and are considered in our overall evaluation of the adequacy of our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses.

Allowance for Loan Losses

(Dollars in thousands)	2018	2017	2016	2015	2014
Average loans and loans held for sale outstanding	$686,438	$577,730	$514,766	$473,367	$439,174
Loans and loans held for sale outstanding at period end	$721,685	$651,898	$552,416	$492,153	$447,968
Total nonaccrual loans	$2,545	$3,342	$4,049	$4,839	$6,585
Loans past due 90 days and still accruing	$31	$32	$53	$—	$—
Beginning balance of allowance	$5,797	$5,214	$4,596	$4,132	$4,219
Loans charged-off:
1-4 family residential mortgage	1	—	25	50	52
Non-farm non-residential mortgage	—	30	92	626	879
Multifamily residential	—	—	31	—	—
Home equity	23	7	19	—	17
Commercial	—	5	—	69	54
Installment & other	137	112	60	13	67
Overdrafts	3	19	12	49	42
Total loans charged-off	164	173	239	807	1,111
Recoveries:
1-4 family residential mortgage	83	46	41	7	10
Multifamily residential	4	5	—	—	—
Non-farm non-residential mortgage	127	126	21	33	—
Home equity	6	24	3	3	6
Commercial	3	5	5	6	110
Installment & other	59	19	2	66	6
Overdrafts	2	1	11	18	11
Total recoveries	284	226	83	133	143
Net loans recovered (charged off)	120	53	(156)	(774)	(968)
Provision for loan losses	346	530	774	1,138	881
Balance at period end	$6,263	$5,797	$5,214	$4,596	$4,132
Net charge -offs to average loans and loans held for sale	(0.02%)	(0.01%)	0.03%	0.16%	0.22%
Allowance as percent of total loans	0.87%	0.89%	0.94%	0.94%	0.93%
Non-performing loans as % of total loans	0.77%	0.52%	0.75%	0.99%	1.48%
Allowance as % of non-performing loans	112.32%	171.81%	127.11%	95.00%	62.75%
49

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

Allocation of the Allowance for Loan Losses

	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category	Amount	% of loans in category
Commercial, Financial and Agricultural	$320	7.5%	$221	7.9%	$145	7.8%	$75	7.7%	$67	7.5%
Real Estate Construction	130	8.1%	101	7.0%	104	8.4%	51	7.3%	45	6.2%
Real Estate Mortgage:
Commercial	2,658	71.6%	3,077	71.2%	2,793	67.9%	2,036	66.9%	1,572	66.1%
Residential	318	7.3%	461	7.2%	438	8.7%	223	10.0%	179	10.9%
Consumer	2,191	5.5%	343	6.7%	280	7.2%	164	8.1%	178	9.3%
Unallocated	646	N/A	1,594	N/A	1,454	N/A	2,047	N/A	2,091	N/A
Total	$6,263	100.0%	$5,797	100.0%	$5,214	100.0%	$4,596	100.0%	$4,132	100.0%

Loans acquired in the Cornerstone transaction are excluded from our evaluation of the adequacy of the allowance as they were measured at fair value at acquisition. The assumptions used in this evaluation included a credit component and an interest rate component. At December 31, 2018 and 2017, these loans amounted to approximately $40.4 million and $58.9 million at December 31, 2018 and 2017, respectively.

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

Non-interest Income and Expense

Non-interest Income. A significant source of noninterest income is service charges on deposit accounts. We also originate and sell residential loans on a servicing released basis in the secondary market. These loans are fixed rate residential loans that are originated in our name. The loans have locked in price commitments to be purchased by investors at the time of closing. Therefore, these loans present very little market risk for us. We typically deliver to, and receive funding from, the investor within 30 days. Other sources of noninterest income are derived from investment advisory fees and commissions on non-deposit investment products, ATM/debit card fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees. Non-interest income was & 10.6 million and $9.6 million in 2018 and 2017, respectively. The deposit service charges increased by $283 thousand or 19.0% in comparing 2018 to 2017. Average transaction accounts (deposits accounts excluding time deposits) increased 18.4% during the year ended December 31, 2018 as compared to the same period for 2017. The addition of Cornerstone accounts in the fourth quarter of 2017 as well as organic growth accounted for the increase in deposit service charges. Mortgage banking income increased $117 thousand in 2018, as compared to 2017. Mortgage loan production was $119.7 million in 2018 (including construction perm loans to be sold upon completion of construction) as compared to $108.6 million in 2017. Revenue from increased production was slightly offset by a decreased average yield recognized on 2018 production as compared to 2017. Investment advisory fees and non-deposit commissions increased by $392 thousand in 2018 compared to 2017. Total assets under management (“AUM”) at December 31, 2018 were $288.5 million as compared to $269.2 million at December 31, 2017. The quarterly average AUM in 2018 increased approximately $44.0 million as compared to 2017. The ending AUM at December 31, 2018 was impacted by an overall decline in the markets in late December 2018. The net gain on sale of securities for 2017 amounted to $400 thousand as compared to a loss of $342 thousand in 2018. The sales in 2018 and 2017 resulted from modest restructurings of the investment portfolio. These sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. We recognized a gain on sale of other real estate of $235 thousand in 2017 as compared to $24 thousand in 2018. During 2017, we prepaid $13.0 million FHLB advances and incurred prepayment penalties of $447 thousand. We did not prepay any FHLB advances in 2018. ATM debit card income increased by $239 thousand or 14.9% in 2018 as compared to 2017. The increase in transaction accounts mentioned previously accounts for the overall increase in ATM debit card fees. Income on bank owned life insurance (“BOLI”) increased from $623 thousand in 2017 to $722 thousand in 2018. This increase results from approximately $4.0 million in additional BOLI acquired in 2017, $2.5 million of which was acquired in the Cornerstone transaction. This BOLI was outstanding for the full year of 2018 and only part of the year in 2017. Non-interest income other increased from $271 thousand in 2017 to $535 thousand in 2018. This increase results from the impact of Cornerstone being included for the entire year of 2018 and only a part of the year in 2017. In addition, the Bank received proceeds of approximately $102 thousand related to a death benefit on BOLI which was credited to “Non-interest income—Other”.

Non-interest income was $9.6 million and $8.9 million in 2017 and 2016, respectively. The deposit service charges increased slightly in comparing 2017 to 2016. This increase primarily relates to the organic increase in transaction accounts as well as the addition of Cornerstone accounts in the fourth quarter of 2017. Mortgage banking income increased $396 thousand in 2017, as compared to 2016. We added two additional mortgage originators in 2017. Mortgage loan production was $108.6 million in 2017 as compared to $102.5 million in 2016. Investment advisory fees and non-deposit commissions increased by $156 thousand in 2017 compared to 2016. Total assets under management at December 31, 2017 were $269.2 million as compared to $200.6 million at December 31, 2016. The net gain on sale of securities for 2017 amounted to $400 thousand as compared to $601 thousand in 2016. These sales result from modest restructurings of the investment portfolio. As noted above these sales are made after evaluating specific investments and comparing them to an alternative asset or liability strategy. We recognized $235 thousand in gains on sale of real estate owned in 2017 as compared to a loss of $33 thousand in 2016. Although our other real estate owned balance increased at December 31, 2017 as compared to December 31, 2016, the increase was a result of approximately $1.2 million in repossessed real estate acquired in the Cornerstone transaction. Improving real estate values have resulted in the gains recognized in 2017. During 2017 and 2016, we prepaid $13.0 million and $11.4 million, respectively, in FHLB advances and incurred prepayment penalties of $447 thousand and $459 thousand, respectively.

The following table sets forth for the periods indicated the primary components of other noninterest income:

	Year ended December 31,
(In thousands)	2018	2017	2016
ATM debit card income	$1,844	$1,605	$1,519
Income on bank owned life insurance	722	623	604
Rental income	280	216	273
Loan late charges	96	64	114
Safe deposit fees	58	50	45
Wire transfer fees	80	67	54
Other	535	271	300
Total	$3,615	$2,896	$2,909

Non-interest Expense. In the very competitive financial services industry, we recognize the need to place a great deal of emphasis on expense management and continually evaluate and monitor growth in discretionary expense categories in order to control future increases. Non-interest expense increased $2.8 million in 2018 as compared to 2017, from $29.4 million in 2017 to $32.1 million in 2018. In 2017, we undertook two major projects. The first was to convert our core processing system from an in-house solution to an outsourced solution which included changing vendors. This cost of the conversion accounted for approximately $300 thousand in increased non-interest expense in 2017. The second was the acquisition of Cornerstone, which was completed in the fourth quarter of 2017 in which we incurred $903 thousand in merger related expenses. As noted earlier, the impact of the Cornerstone transaction impacts non-interest expense for the full year of 2018 whereas, only approximately 2 ½ months in 2017. Salary and benefit expense increased $2.6 million from $16.9 million in the 2017 to $19.5 million in 2018.  We had 226 and 224 full time equivalent employees at December 31, 2018 and 2017, respectively. The increase in salary and benefit expense is primarily a result of the normal salary adjustments, as well as the addition of the employees as a result of the Cornerstone acquisition for the entire year of 2018. Occupancy expense increased $214 thousand from $2.2 million in 2017 to $2.4 million in 2018. The increase in occupancy expense of $214 thousand in 2018 as compared to 2017 is primarily a result of the addition of the three offices acquired in the Cornerstone transaction as well as the opening of our new office in downtown Augusta, Georgia in March of 2018. As noted above in June of 2017, we moved our core data processing system from an in-house environment to an outsourcing environment. As a result certain costs associated with data processing prior to the conversion were captured in the furniture fixtures and equipment category, as well as other categories such as postage. This resulted in a decrease in furniture and equipment expense of $258 thousand in 2018 as compared to 2017. Data processing expense increased by $888 thousand in 2018 compared to 2017. This, along with adding the Cornerstone accounts, is the reason for the overall increase in ATM/debit card, bill payment and data processing expenses category. FDIC assessments increased by $63 thousand in 2018 as compared to 2017. This is a result of our overall asset growth which is the assessment base for calculating the FDIC premium. Amortization of intangibles increased $220 thousand in 2018 as compared to 2017. This increase is a result of the amortization of core deposit intangible acquired in the Cornerstone transaction. Total core deposit intangible in this transaction amounted to approximately $1.8 million. The amortization is being recognized on a 150% declining balance method over ten years.

Non-interest expense increased $3.6 million in 2017 as compared to 2016, from $25.8 million in 2016 to $29.4 million in 2017. Merger expenses in the amount of $903 thousand accounted for part of the overall increase in non-interest expense in 2017 as compared to 2016. Salary and benefit expense increased $1.6 million from $15.3 million in the 2016 to $16.9 million in 2017.  We had 224 and 202 full-time equivalent employees at December 31, 2017 and 2016, respectively. The acquisition of Cornerstone in the fourth quarter, along with the addition of former Cornerstone employees, accounts for approximately $122 thousand of the increase in salary and benefit expense. Additional overtime and part-time staff during the previously mentioned conversion accounted for another $125 thousand increase in this expense category. New staff additions in the last half of 2016 and early in 2017 included eight new positions, including a Chief Operations Officer, loan operations staff, additional lending staff as well as a new financial advisor position. The staff additions along with normal salary increases and increased medical benefit premiums along with the conversion and merger salary related cost account for the overall increase in salary and employee benefits in 2017. Data processing expense increased by $614 thousand in 2017 compared to 2016. The conversion to the outsourced data processing system in June 2017 is the primary reason for this increase. Previously, certain of these costs were included in equipment maintenance expense when we operated on the in-house system. As part of the data processing system conversion, we consolidated our core, card, ATM and bill payment processing into one vendor and all of these costs are now captured in the data processing expense line. FDIC assessments decreased by $100 thousand in 2017 as compared to 2016. As of July 2016, the FDIC adjusted the assessment calculations and at the time we estimated the new formula would reduce our overall annual assessment by approximately 40%. Other real estate expense decreased $159 thousand in 2017 as compared to 2016. This reflects the overall decrease in the level of our repossessed real estate assets between the two periods excluding the properties acquired in the Cornerstone acquisition in the fourth quarter of 2017. Legal and professional fees increased $253 thousand. Included in the increase of legal and professional fees are consulting fees associated with our core processing conversion of $72 thousand, $60 thousand in audit and accounting fees and $55 thousand related to a mortgage origination process improvement engagement. As of June 30, 2016, our market capitalization crossed the threshold which resulted in requiring an internal control audit by our independent auditors under the Sarbanes Oxley 404 legislation. Crossing this threshold has also added the need to outsource certain internal audit procedures as more of the internal resources are dedicated to documenting and testing to insure compliance with the requirements of Section 404 of The Sarbanes Oxley Act of 2002. Non-interest expense “Other” increased by $444 thousand in 2017 as compared to 2016. In the fourth quarter of 2017, we acquired a South Carolina rehabilitation tax credit of $205 thousand. The cost of this credit of $164 thousand is included in non -interest expense “Other”.

The following table sets forth for the periods indicated the primary components of noninterest expense:

	Year ended December 31,
(In thousands)	2018	2017	2016
Salary and employee benefits	$19,515	$16,951	$15,323
Occupancy	2,380	2,166	2,167
Furniture and Equipment	1,513	1,771	1,728
Marketing and public relations	919	901	865
ATM/debit card and data processing*	2,300	1,412	798
Supplies	142	165	130
Telephone	422	378	349
Courier	149	106	95
Correspondent services	270	227	237
Subscriptions	199	135	146
FDIC/FICO premium	375	312	412
Insurance	254	394	291
Other real estate expenses including OREO write downs	98	42	201
Legal and Professional fees	864	991	738
Loss on limited partnership interest	60	161	172
Postage	56	113	182
Director fees	366	378	391
Amortization of intangibles	563	343	318
Shareholder expense	173	131	172
Merger expense	—	945	—
Other	1,504	1,336	1,061
	$32,122	$29,358	$25,776

*Data processing includes core processing, bill payment, online banking, and remote deposit capture

Income Tax Expense

Income tax expense for 2018 was $2.7 million as compared to income tax expense for the year ended December 31, 2017 of $3.3 million and $2.2 million for the year ended December 31, 2016 (see Note 14 “Income Taxes” to the Consolidated Financial Statements for additional information). As noted previously, the lower tax rates as a result of the passing of the Tax Cut and Jobs Act on December 22, 2017 required that we adjust our deferred tax asset for the lower effective corporate tax rate. This adjustment was made as of the date of enactment of the new legislation and increased our tax expense by approximately $1.2 million in 2017. The lower corporate tax rate of 21% versus the previous rate of 34% resulted in our effective tax rates being 19.3% in 2018 whereas historically it has been in the 25% to 27% range. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carry forwards. The deferred tax assets are established based on the amounts expected to be paid/recovered at existing tax rates. A valuation allowance is established to reduce the deferred tax asset to the level that it is more likely than not that the tax benefit will be realized. In 2017 and 2018, we purchased a $205 thousand South Carolina rehabilitation tax credit. The cost of this credit for each year was $164 thousand and is included in “Other” non-interest expense. Effective for years beginning after December 15, 2016, the accounting for share-based compensation changed the recognition of the tax effects of deductions for tax purposes of compensation cost not recognized in the income statement. Previously, the income tax effects of these deductions were recorded directly to equity. Beginning in 2017, all of the tax effects of share-based compensation are recognized in the income statement. The tax benefit is recognized at the time of settlement of the share-based payments. During the first quarter of each of 2018 and 2017, the recognition of settled share-based payments reduced our tax expense by approximately$14 thousand and $115 thousand, respectively. As a result, of our current level of tax exempt securities in our investment portfolio and our BOLI holdings, assuming the current corporate rate remains unchanged, our effective tax rate is expected to be approximately 20.5% to 21.0%.

Financial Position

Assets totaled $1.09 billion at December 31, 2018 as compared to $1.05 billion at December 31, 2017, an increase of $41.0 million. We funded approximately $146.1 million in loan production during 2018. Net of pay-downs, this resulted in organic loan growth of approximately $71.7 million (excluding loans held for sale), or 11.1%, from December 31, 2017 to December 31, 2018. At December 31, 2018, loans (excluding loans held for sale) accounted for 72.2% of earning assets, as compared to 67.9% at December 31, 2017.  The loan-to-deposit ratio (including loans held for sale) at December 31, 2018 was 78.0% as compared to 73.4% at December 31, 2017.  Loans originated and held for sale are generally held for less than 30 days and have locked in purchase commitments by investors prior to closing. At December 31, 2018, loans held for sale amounted to $3.2 million as compared to $5.1 at December 31, 2017. Investment securities were $256.0 million at December 31, 2018 as compared to $284.4 million at December 31, 2017.  At December 31, 2018 and 2017, we had $16.2 million and $17.0 million, respectively, in securities classified as held-to-maturity, all of which are municipal securities. We continue to evaluate the intent for classification purposes on a security-by-security basis. At December 31, 2018, we had no securities rated below investment grade on our balance sheet (see Note 4, Investment Securities, for further information). Short-term federal funds sold, and interest-bearing bank balances were $17.9 million at December 31, 2018 compared to $15.8 million at December 31, 2017.  Total deposits grew $37.2 million from $888.3 million at December 31, 2017 to $925.5 million at December 31, 2018. The growth in deposits as well as the decrease in investment securities funded substantially all of the loan growth in 2018. We continue attempting to control our pricing on time deposits as we have experienced continued growth in pure deposits (deposits excluding time deposits). Pure deposits grew $50.9 million in 2018 and time deposits decreased by $13.7 million in 2018. At December 31, 2018 and 2017, we had no brokered deposits. FHLB advances decreased from $14.3 million at December 31, 2017 to $231 thousand at December 31, 2018.

Shareholders’ equity totaled $112.5 million at December 31, 2018, as compared to $105.7 million at December 31, 2017. The increase in shareholder’s equity includes is primarily attributable to retention of earnings less dividends paid during the year totaling approximately $3.0 million.

Earning Assets

Loans and loans held for sale

Loans typically provide higher yields than the other types of earning assets. During 2018, loans accounted for 70.0% of average earning assets. The loan portfolio (including held-for-sale) averaged $686.4 million in 2018 as compared to $577.7 million in 2017. Quality loan portfolio growth continued to be a strategic focus in 2018. Associated with the higher loan yields are the inherent credit and liquidity risks, which we attempt to control and counterbalance. One of our goals as a community bank continues to be to grow our assets through quality loan growth by providing credit to small and mid-size businesses, as well as individuals within the markets we serve. In 2018, we funded new loans (excluding loans originated for sale) of approximately $146.1 million, as compared to $144.2 million in 2017. We remain committed to meeting the credit needs of our local markets. However, adverse national and local economic conditions, as well as deterioration of our asset quality, could significantly impact our ability to grow our loan portfolio. Significant increases in regulatory capital expectations beyond the traditional “well capitalized” ratios and significantly increased regulatory burdens could impede our ability to leverage our balance sheet and expand the loan portfolio.

The following table shows the composition of the loan portfolio by category:

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Commercial, financial & agricultural	$53,933	$51,040	$42,704	$37,809	$33,403
Real estate:
Construction	58,440	45,401	45,746	35,829	27,545
Mortgage—residential	52,764	46,901	47,472	49,077	48,510
Mortgage—commercial	513,833	460,276	371,112	326,978	293,186
Consumer:
Home equity	29,583	32,451	31,368	30,906	33,000
Other	9,909	10,736	8,307	8,592	8,200
Total gross loans	718,462	646,805	546,709	489,191	443,844
Allowance for loan losses	(6,263)	(5,797)	(5,214)	(4,596)	(4,132)
Total net loans	$712,199	$641,008	$541,495	$484,595	$439,712

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. Generally, we limit the loan-to-value ratio to 80%. The principal components of our loan portfolio at year-end 2018 and 2017 were commercial mortgage loans in the amount of $513.8 million and $460.3 million, respectively, representing 71.5% and 71.2% of the portfolio, respectively, excluding loans held for sale. Significant portions of these commercial mortgage loans are made to finance owner-occupied real estate. We continue to maintain a conservative philosophy regarding our underwriting guidelines, and believe it will reduce the risk elements of the loan portfolio through strategies that diversify the lending mix.

The repayment of loans in the loan portfolio as they mature is a source of liquidity. The following table sets forth the loans maturing within specified intervals at December 31, 2018.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

(In thousands)	December 31, 2018
	One Year or Less	Over one Year Through Five Years	Over five years	Total
Commercial, financial and agricultural	$17,232	$20,572	$16,129	$53,933
Real Estate/Construction	90,665	227,652	336,303	654,620
All other loan	1,745	6,126	2,038	9,909
	$109,642	$254,350	$354,470	$718,462

Loans maturing after one year with:
		Variable Rate		$116,054
		Fixed Rate		492,766
				$608,820

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

Investment Securities

The investment securities portfolio is a significant component of our total earning assets. Total investment securities averaged $271.6 million in 2018, as compared to $265.8 million in 2017. This represents 27.7% and 30.9% of the average earning assets for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, our investment securities portfolio amounted to $256.0 million and $284.4 million, respectively.

At December 31, 2018, the estimated weighted average life of the investment portfolio was approximately 4.9 years, duration of approximately 3.7, and a weighted average tax equivalent yield of approximately 2.81%. At December 31, 2017, the estimated weighted average life of the investment portfolio was approximately 4.8 years, duration of approximately 3.7, and a weighted average tax equivalent yield of approximately 2.68%.

We held no debt securities rated below investment grade at December 31, 2018.

The following table shows the investment portfolio composition.

	December 31,
(Dollars in thousands)	2018	2017	2016
Securities available-for-sale at fair value:
U.S. Treasury	15,457	$1,505	$1,520
U.S. Government sponsored enterprises	1,100	1,109	997
Small Business Administration pools	55,336	61,588	50,184
Mortgage-backed securities	115,475	143,768	144,298
State and local government	50,506	56,004	54,534
Preferred stock	—	—	1,000
Other	19	850	861
	$237,893	$264,824	$253,394
Securities held-to-maturity at amortized cost:
State and local government	$16,174	$17,012	$17,193
Total	$254,067	$281,836	$270,587

We hold other investments carried at cost which represents our investment in FHLB stock. This investment amounted to $2.0 million and $2.6 million at December 31, 2018 and 2017, respectively.

Investment Securities Maturity Distribution and Yields

The following table shows, at amortized cost, the expected maturities and average yield of securities held at December 31, 2018:

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Available-for-sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Treasury	$8,365	2.33%	$7,123	2.46%	$—	—	$—	—
Government sponsored enterprises	—		1,096	2.81%	—	—	—	—
Small Business Administration pools	635	0.73%	32,254	2.25%	21,545	3.61%	1,350	3.77%
Mortgage-backed securities	5,738	2.51%	73,516	2.45%	33,406	2.60%	5,202	3.32%
State and local government	322	1.20%	7,136	2.78%	42,144	3.15%	997	2.69%
Other	—	—	10	3.70%	—	—	9	3.70%
Total investment securities available-for-sale	$15,060	2.31%	$121,135	2.42%	$97,095	3.06%	$7,558	3.31%

(In thousands)
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
Held-to-maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

State and local government	$—	—	$491	2.81%	$8,674	2.21%	$7,009	2.35%
Total investment securities
Held-to-maturity:	$—	—	$491	2.81%	$8,674	2.21%	$7,009	2.35%

(1)	Yield calculated on tax equivalent basis

Short-Term Investments

Short-term investments, which consist of federal funds sold, securities purchased under agreements to resell and interest bearing deposits, averaged $23.2 million in 2018, as compared to $16.0 million in 2017. We maintain the majority of our short term overnight investments in our account at the Federal Reserve rather than in federal funds at various correspondent banks due to the lower regulatory capital risk weighting. At December 31, 2018, short-term investments including funds on deposit at the Federal Reserve totaled $17.9 million. These funds are an immediate source of liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average deposits were $915.1 million during 2018, compared to $790.5 million during 2017. Average interest-bearing deposits were $671.6 million during 2018, as compared to $591.3 million during 2017.

The following table sets forth the deposits by category:

	December 31,
	2018		2017		2016
(In thousands)	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$244,686	26.4%	$226,546	25.5%	$182,915	23.9%
Interest bearing checking accounts	201,936	21.8%	189,034	21.3%	161,106	21.0%
Money market accounts	191,537	20.7%	175,325	19.7%	166,353	21.7%
Savings accounts	108,369	11.7%	104,756	11.8%	75,012	9.8%
Time deposits less than $100,000	93,480	10.1%	100,531	11.3%	90,332	11.8%
Time deposits more than $100,000	85,515	9.3%	92,131	10.4%	90,904	11.8%
	$925,523	100.0%	$888,323	100.0%	$766,622	100.0%

Large certificate of deposit customers, whom we identify as those of $100 thousand or more, tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Core deposits, which exclude time deposits of $100 thousand or more, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $840.0 million and $796.2 million at December 31, 2018 and 2017, respectively. Time deposits greater than $250 thousand, the FDIC deposit insurance coverage limit, amounted to $27.8 million and $36.1 million at December 31, 2018 and December 31, 2017, respectively.

A stable base of deposits is expected to continue to be the primary source of funding to meet both our short-term and long-term liquidity needs in the future. The maturity distribution of time deposits is shown in the following table

Maturities of Certificates of Deposit and Other Time Deposit of $100,000 or more

	December 31, 2018
(In thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Time deposits of $100,000 or more	$11,126	$17,293	$21,648	$35,448	$85,515

Borrowed funds. Borrowed funds consist of securities sold under agreements to repurchase, FHLB advances and long-term debt as a result of issuing $15.0 million in trust preferred securities. Short-term borrowings in the form of securities sold under agreements to repurchase averaged $27.0 million, $19.2 million and $21.4 million during 2018, 2017 and 2016, respectively. The maximum month-end balances during 2018, 2017 and 2016 were $33.4 million, $21.3 million and $23.7 million, respectively. The average rates paid during these periods were 1.08%, 0.37% and 0.19%, respectively. The balances of securities sold under agreements to repurchase were $28.0 million and $19.3 million at December 31, 2018 and 2017, respectively. The repurchase agreements all mature within one to four days and are generally originated with customers that have other relationships with us and tend to provide a stable and predictable source of funding. As a member of the FHLB, the Bank has access to advances from the FHLB for various terms and amounts. During 2018 and 2017, the average outstanding advances amounted to $4.1 million and $17.0 million, respectively.

The following is a schedule of the maturities for FHLB Advances as of December 31, 2018 and 2017:

	December 31,
(In thousands)	2018		2017
Maturing	Amount	Rate	Amount	Rate
2018	$—	—	$14,000	1.41%
2019	—	—	—	—
2020	231	1.00%	250	1.00%
	$231	1.00%	$14,250	1.40%

In addition to the above borrowings, we issued $15.5 million in trust preferred securities on September 16, 2004. During the fourth quarter of 2015, we redeemed $500 thousand of these securities. The securities accrue and pay distributions quarterly at a rate of three month LIBOR plus 257 basis points. The remaining debt may be redeemed in full anytime with notice and matures on September 16, 2034.

Capital Adequacy and Dividends

Total shareholders’ equity as of December 31, 2018 was $112.5 million as compared to $105.7 million as of December 31, 2017. In 2018, the retention of earnings less dividend payments on our common stock accounted for the majority of the change in shareholders’ equity. In 2016, we paid a dividend of $0.08 per share each quarter. During each quarter of 2017, we paid a dividend on our common stock of $0.09 per share. In 2018, we paid a $0.10 per share dividend on our common stock each quarter.

In addition, a dividend reinvestment plan was implemented in the third quarter of 2003. The plan allows existing shareholders the option of reinvesting cash dividends as well as making optional purchases of up to $5,000 in the purchase of common stock per quarter.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio for the three years ended December 31, 2018.

	2018	2017	2016
Return on average assets	1.04%	0.62%	0.75%
Return on average common equity	10.48%	6.56%	8.08%
Equity to assets ratio	10.31%	10.06%	8.95%
Dividend Payout Ratio	27.02%	42.35%	31.68%

In July 2013, the federal bank regulatory agencies issued a final rule that revised the risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards in Basel III and certain provisions of the Dodd-Frank Act. See “Supervision and Regulation—Basel Capital Standards” for additional information on Basel III and the Dodd-Frank Act. The rules became effective as of January 1, 2015 and were fully phased-in as of January 1, 2019. While the Company is currently a small bank holding company and so generally is not subject to these capital requirements, our Bank remains subject to these capital requirements. As of December 31, 2018, the Company and the Bank meet all capital adequacy requirements under the Basel III rules on a fully phased-in basis as if such requirements had been effective at that time. The Company and the Bank exceeded the regulatory capital ratios at December 31, 2018 and 2017, as set forth in the following table:

(In thousands)	Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank (1):
December 31, 2018
Risk Based Capital
Tier 1	$49,043	6.0%	$107,806	13.2%	$58,764	7.2%
Total Capital	65,390	8.0%	114,069	14.0%	48,679	6.0%
CET1	36,782	4.5%	107,806	13.2%	71,024	8.7%
Tier 1 Leverage	43,198	4.0%	107,806	10.0%	64,608	6.0%
December 31, 2017
Risk Based Capital
Tier 1	$44,396	6.0%	$99,118	13.4%	$54,722	7.4%
Total Capital	59,195	8.0%	104,915	14.2%	45,720	6.2%
CET1	33,297	4.5%	99,118	13.4%	65,821	8.9%
Tier 1 Leverage	41,030	4.0%	99,118	9.7%	58,088	5.7%

(1)	As a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.

Since we are a bank holding company, our ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

In addition, since we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions. As a South Carolina-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

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

We anticipate that the Bank will remain a well-capitalized institution for at least the next 12 months. Total shareholders’ equity was 10.31% of total assets at December 31, 2018 and 10.06% at December 31, 2017. Funds sold and short-term interest bearing deposits are our primary source of immediate liquidity and averaged $23.2 million and $16.0 million during the year ended December 31, 2018 and 2018, respectively. The Bank maintains federal funds purchased lines with two financial institutions each in the amount of $10.0 million. The FHLB has approved a line of credit of up to 25% of the Bank’s assets, which would be collateralized by a pledge against specific investment securities and or eligible loans. We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long term liquidity needs successfully.

We believe our liquidity remains adequate to meet operating and loan funding requirements and that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to meet our long-term and short-term liquidity needs successfully.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. Please refer to Note 15 of our financial statements for a discussion of our off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Additional information required under this Item 8 may be found under the accompanying Financial Statements and Notes to Financial Statements under Note 21.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework issued in 2013.

Based on that assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the internal control structure over financial reporting as of December 31, 2018 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Michael C. Crapps	/s/ Joseph G. Sawyer

Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
61

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Internal Control Over Financial Reporting

We have audited First Community Corporation and its subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 and the related notes to the consolidated financial statement based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, of the Company and our report dated March 14, 2019 expressed an unqualified opinion.

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

March 14, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Corporation and its subsidiary (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2006.

Columbia, South Carolina

March 14, 2019

FIRST COMMUNITY CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except par values)	2018	2017
ASSETS
Cash and due from banks	$14,328	$14,803
Interest-bearing bank balances	17,883	15,186
Federal funds sold and securities purchased under agreements to resell	57	602
Investments held-to-maturity	16,174	17,012
Investment securities available-for-sale	237,893	264,824
Other investments, at cost	1,955	2,559
Loans held for sale	3,223	5,093
Loans	718,462	646,805
Less, allowance for loan losses	6,263	5,797
Net loans	712,199	641,008
Property, furniture and equipment - net	34,987	36,103
Bank owned life insurance	25,754	25,413
Other real estate owned	1,460	1,934
Intangible assets	2,006	2,569
Goodwill	14,637	14,589
Other assets	9,039	9,036
Total assets	$1,091,595	$1,050,731
LIABILITIES
Deposits:
Non-interest bearing demand	$244,686	$226,546
Interest bearing	680,837	661,777
Total deposits	925,523	888,323
Securities sold under agreements to repurchase	28,022	19,270
Federal Home Loan Bank Advances	231	14,250
Junior subordinated debt	14,964	14,964
Other liabilities	10,358	8,261
Total liabilities	979,098	945,068

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 7,638,681 at December 31, 2018 and 7,587,938 at December 31, 2017	7,639	7,588
Common stock warrants issued	31	46
Nonvested restricted stock	(149)	(109)
Additional paid in capital	95,048	94,516
Retained earnings	12,262	4,066
Accumulated other comprehensive loss	(2,334)	(444)
Total shareholders’ equity	112,497	105,663
Total liabilities and shareholders’ equity	$1,091,595	$1,050,731

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands except per share amounts)	2018	2017	2016

Interest income:
Loans, including fees	$32,789	$26,134	$23,677
Investment securities - taxable	4,755	4,001	3,819
Investment securities - non taxable	1,767	1,858	1,905
Other short term investments	418	163	105
Total interest income	39,729	32,156	29,506
Interest expense:
Deposits	2,905	1,825	1,818
Securities sold under agreement to repurchase	293	73	42
Other borrowed money	783	864	1,187
Total interest expense	3,981	2,762	3,047
Net interest income	35,748	29,394	26,459
Provision for loan losses	346	530	774
Net interest income after provision for loan losses	35,402	28,864	25,685
Non-interest income:
Deposit service charges	1,769	1,486	1,405
Mortgage banking income	3,895	3,778	3,382
Investment advisory fees and non-deposit commissions	1,683	1,291	1,135
Gain (loss) on sale of securities	(342)	400	601
Gain (loss) on sale of other assets	24	235	(33)
Loss on early extinguishment of debt	—	(447)	(459)
Other	3,615	2,896	2,909
Total non-interest income	10,644	9,639	8,940
Non-interest expense:
Salaries and employee benefits	19,515	16,951	15,323
Occupancy	2,380	2,166	2,167
Equipment	1,513	1,771	1,728
Marketing and public relations	919	901	865
FDIC Insurance assessments	375	312	412
Other real estate expense	98	3	201
Amortization of intangibles	563	343	318
Merger expenses	—	903	—
Other	6,760	6,008	4,762
Total non-interest expense	32,123	29,358	25,776
Net income before tax	13,923	9,145	8,849
Income tax expense	2,694	3,330	2,167
Net income	$11,229	$5,815	$6,682

Basic earnings per common share	$1.48	$0.85	$1.01
Diluted earnings per common share	$1.45	$0.83	$0.98

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year ended December 31,
	2018	2017	2016

Net income	$11,229	$5,815	$6,682

Adjustment to AOCI related to tax legislation	—	(149)	—

Other comprehensive income (loss):
Unrealized gain (loss) during the period on available for sale securities, net of tax of $930, ($623) and $860, respectively	(2,160)	1,206	(1,670)

Less: Reclassification adjustment for loss (gain) included in net income, net of tax of ($72), $121, and $204, respectively	270	(264)	(397)
Other comprehensive income (loss)	(1,890)	793	(2,067)
Comprehensive income	$9,339	$6,608	$4,615

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock						Accumulated
	Number		Common	Additional	Nonvested		Other
	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
(Dollars and shares in thousands)	Issued	Stock	Warrants	Capital	Stock	Earnings (deficit)	Income (loss)	Total
Balance, December 31, 2015	6,690	$6,690	$46	$75,761	$(297)	$(3,992)	$830	$79,038
Net income						6,682		6,682
Other comprehensive loss net of tax of $1,064							(2,067)	(2,067)
Issuance of restricted stock	22	22		275	(297)			—
Restricted stock shares surrendered	(26)	(26)		(327)				(353)
Amortization of compensation on restricted stock					374			374
Issuance of common stock	1	1		13				14
Dividends: Common ($0.32 per share)						(2,117)		(2,117)
Dividend reinvestment plan	21	21		269				290
Balance, December 31, 2016	6,708	$6,708	$46	$75,991	$(220)	$573	$(1,237)	$81,861
Net income						5,815		5,815
Other comprehensive income net of tax of $487							942	942
Adjustment to AOCI related to tax legislation						149	(149)	—
Issuance of restricted stock	5	5		100	(105)			—
Shares forfeited	(2)	(2)		(27)	9			(20)
Shares retired	(19)	(19)		(369)				(388)
Amortization of compensation on restricted stock					207			207
Issuance of common stock	877	877		18,468				19,345
Dividends: Common ($0.36 per share)						(2,471)		(2,471)
Dividend reinvestment plan	19	19		353				372
Balance, December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income						11,229		11,229
Other comprehensive loss net of tax of $858							(1,890)	(1,890)
Issuance of restricted stock	11	11		233	(244)			—
Exercise of stock warrants	25	25	(15)	(10)				—
Shares retired	(2)	(2)		(55)				(57)
Exercise of deferred compensation	1	1		18				19
Amortization of compensation on restricted stock					204			204
Dividends: Common ($0.40 per share)						(3,033)		(3,033)
Dividend reinvestment plan	16	16		346				362
Balance, December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$11,229	$5,815	$6,682
Adjustments to reconcile net income to net cash provided in operating activities
Depreciation	1,519	1,448	1,333
Net premium amortization	2,447	3,270	4,040
Provision for loan losses	346	530	774
Writedowns of other real estate owned	—	39	76
Loss (gain) loss on sale of other real estate owned	4	(235)	33
Originations of HFS loans	(114,959)	(104,200)	(96,489)
Sales of HFS loans	116,829	104,814	93,744
Amortization of intangibles	563	343	318
Gain on sale of securities	342	(400)	(601)
Accretion on acquired loans	(620)	(262)	(880)
Writedown of land held for sale	42	90	25
Loss on early extinguishment of debt	—	447	459
(Gain) loss on sale of fixed assets	(123)	—	—
(Increase) decrease in other assets	441	6,495	(5,404)
Increase in accounts payable	2,097	157	1,025
Net cash provided in operating activities	20,157	18,351	5,135
Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	44,299	25,368	33,215
Proceeds from sale of securities held-to-maturity	655	—	—
Purchase of investment securities available-for-sale	(64,146)	(30,626)	(66,359)
Purchase of investment securities held-to-maturity	—	—	—
Maturity/call of investment securities available-for-sale	41,564	35,452	38,034
Proceeds from sale of other investments	604	250	486
Increase in loans	(71,266)	(39,944)	(57,456)
Net cash received in business combination	—	22,385	—
Proceeds from sale of other real estate owned	816	684	1,781
Proceeds from sale of fixed assets	1,145	—	—
Purchase of property and equipment	(1,465)	(3,072)	(1,237)
Purchase of BOLI	—	(1,500)	—
Net cash provided (used) in investing activities	(47,794)	8,997	(51,536)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	37,290	(4,868)	50,403
Advances from the Federal Home Loan Bank	79,000	26,000	73,593
Repayment of advances from the Federal Home Loan Bank	(93,019)	(36,273)	(74,865)
Increase (decrease) in securities sold under agreements to repurchase	8,752	(1,106)	(1,506)
Deferred compensation shares	19	—	—
Restricted shares surrendered	(57)	(408)	(353)
Issuance of common stock	—	—	14
Dividend reinvestment plan	362	372	290
Dividends paid on Common Stock	(3,033)	(2,471)	(2,117)
Net cash (used) provided in financing activities	29,314	(18,756)	45,459
Net increase (decrease) in cash and cash equivalents	1,677	8,592	(942)
Cash and cash equivalents at beginning of year	30,591	21,999	22,941
Cash and cash equivalents at end of year	$32,268	$30,591	$21,999
Supplemental disclosure:
Cash paid during the period for: Interest	$3,592	$2,796	$3,097
Income Taxes	$2,215	$1,895	$1,345
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net of tax	$(1,890)	$942	$(2,067)
Transfer of loans to other real estate owned	$346	$1,275	$579

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

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expense totaled $919 thousand, $901 thousand and $820 thousand for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The fair value of each grant is estimated on the date of grant using the Black-Sholes option pricing model. No options were granted in 2018, 2017 or 2016.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. These amendments had no material effect on the Company’s financial statements.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance was effective for the Company for reporting periods beginning after December 15, 2017. These amendments had no material effect on the Company’s financial statements.

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

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2018, the FASB updated the Debt Securities and the Regulated Operations Topics of the ASC. The amendments incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

In October 2018, the FASB amended the Derivatives and Hedging Topic of the ASC to expand the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments will be effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2018, the FASB amended the Consolidation topic of the ASC for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company will apply a full retrospective approach in which financial statements for each individual prior period presented and the opening balances of the earliest period presented are adjusted to reflect the period-specific effects of applying the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2018, the FASB amended the Collaborative Arrangements Topic of the ASC to clarify the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2018, the FASB issued guidance that providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments became effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications

Certain captions and amounts in the 2016 and 2017 consolidated financial statements were reclassified to conform to the 2018 presentation.

Note 3—MERGERS AND ACQUISITIONS

On October 20, 2017, the Company acquired all of the outstanding common stock of Cornerstone Bancorp headquartered in Easley, South Carolina (“Cornerstone”) the bank holding company for Cornerstone National Bank (“CNB”), in a cash and stock transaction. The total purchase price was approximately $27.1 million, consisting of $7.8 million in cash and 877,364 shares of the Company’s common stock valued at $19.3 million based on a provision in the merger agreement that 30% of the outstanding shares of Cornerstone common stock be exchanged for cash and 70% of the outstanding shares of Cornerstone common stock be exchanged for shares of the Company’s common stock. The value of the Company’s common stock issued was determined based on the closing price of the common stock on October 19, 2017 as reported by NASDAQ, which was $22.05. Cornerstone common shareholders received 0.54 shares of the Company’s common stock in exchange for each share of Cornerstone common stock, or $11.00 per share, subject to the limitations discussed above. The Company issued 877,364 shares of its common stock in connection with the merger.

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

	Pro Forma	Pro Forma
	Twelve Months	Twelve Months
(Dollars in thousands)	Ended December 31, 2017	Ended December 31, 2016
Total revenues (net interest income plus noninterest income)	$43,602	$41,300
Net income	$6,791	$7,750
76

Note 4—INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
US Treasury securities	$15,488	$9	$40	$15,457
Government Sponsored Enterprises	1,096	6	2	1,100
Mortgage-backed securities	117,862	73	2,460	115,475
Small Business Administration pools	55,784	247	695	55,336
State and local government	50,599	619	712	50,506
Corporate and other securities	19	—	—	19
	$240,848	$954	$3,909	$237,893

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
US Treasury securities	$1,529	$—	$24	$1,505
Government Sponsored Enterprises	1,085	24	—	1,109
Mortgage-backed securities	145,185	285	1,702	143,768
Small Business Administration pools	61,544	374	330	61,588
State and local government	55,111	1,309	416	56,004
Corporate and other securities	932	—	82	850
	$265,386	$1,992	$2,554	$264,824
77

Note 4—INVESTMENT SECURITIES (Continued)

HELD-TO-MATURITY

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
State and local government	$16,174	$50	$40	$16,184
	$16,174	$50	$40	$16,184

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
State and local government	$17,012	$223	$15	$17,220
	$17,012	$223	$15	$17,220

At December 31, 2018, corporate and other securities available-for-sale included the following at fair value: mutual funds at $7.1 thousand and foreign debt of $10.0 thousand. At December 31, 2017, corporate and other securities available-for-sale included the following at fair value: mutual funds at $790.0 thousand and foreign debt of $60.0 thousand. Other investments, at cost, include Federal Home Loan Bank (“FHLB”) stock in the amount of $955.0 thousand and corporate stock in the amount of $1.0 million at December 31, 2018. The Company held $1.6 million of FHLB stock and $1.0 million in corporate stock at December 31, 2017.

For the year ended December 31, 2018, proceeds from the sale of securities available-for-sale amounted to $44.3 million, gross realized gains amounted to $274 thousand and gross realized losses amounted to $616 thousand. For the year ended December 31, 2018, the Company received proceeds of $655 thousand and gross unrealized loss of $4.0 thousand for the sale of an investment security held-to-maturity. For the year ended December 31, 2017, proceeds from the sale of securities available-for-sale amounted to $25.3 million, gross realized gains amounted to $422 thousand and gross realized losses amounted to $22 thousand. For the year ended December 31, 2016, proceeds from the sale of securities available-for-sale amounted to $32.2 million, gross realized gains amounted to $601 thousand and there were no gross realized losses. The tax (benefit) provision applicable to the net realized gain was approximately ($72) thousand, $121 thousand, and $204 thousand for 2018, 2017 and 2016, respectively.

78

Note 4—INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities at December 31, 2018, by expected maturity, follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are included in the year corresponding with the remaining expected life.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$15,060	$15,035	$—	$—
Due after one year through five years	121,134	119,721	491	491
Due after five years through ten years	97,095	95,656	8,674	8,676
Due after ten years	7,559	7,481	7,009	7,017
	$240,848	$237,893	$16,174	$16,184

Securities with an amortized cost of $118.4 million and fair value of $116.2 million at December 31, 2018 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase. Securities with an amortized cost of $101.2 million and fair value of $100.2 million at December 31, 2017 were pledged to secure FHLB advances, public deposits, and securities sold under agreements to repurchase.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2018 and December 31, 2017.

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$8,355	$10	$1,488	$30	$9,843	$40
Government Sponsored Enterprise	—	—	122	2	122	2
Mortgage-Backed Securities	13,917	120	89,870	2,339	103,787	2,459
Small Business Administration pools	16,400	211	20,330	484	36,730	695
State and local government	9,517	52	15,598	660	25,115	712
Corporate bonds and other	7	1	—	—	7	1
Total	$48,196	$394	$127,408	$3,515	$175,604	$3,909

	Less than 12 months		12 months or more		Total
December 31, 2018 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$2,843	$14	$4,899	$26	$7,742	$40
Total	$2,843	$14	$4,899	$26	$7,742	$40
79

Note 4—INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or more		Total
December 31, 2017 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
US Treasury	$—	$—	$1,505	$24	$1,505	$24
Government Sponsored Enterprise mortgage-backed securities	50,377	420	46,071	1,282	96,448	1,702
Small Business Administration pools	17,607	164	16,311	166	33,918	330
State and local government	3,639	15	12,990	401	16,629	416
Corporate bonds and other	—	—	790	82	790	82
Total	$71,623	$599	$77,667	$1,955	$149,290	$2,554

	Less than 12 months		12 months or more		Total
December 31, 2017 (Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-maturity securities:
State and local government	$2,899	$15	$—	$—	$2,899	$15
Total	$2,899	$15	$—	$—	$2,899	$15

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $117.9 million and $145.0 million and approximate fair value of $115.5 million and $143.6 million at December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2018.

Non-agency Mortgage Backed Securities: The Company holds private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2017 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at December 31, 2017 with an amortized cost of $143.7 thousand and approximate fair value of $144.4 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, no OTTI charges were recorded in earnings for the PLMBS portfolio. At December 31, 2018 the Company does not own any securities rated below investment grade.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be OTTI at December 31, 2018 and December 31, 2017.

80

Note 5—LOANS

Loans summarized by category are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Commercial, financial and agricultural	$53,933	$51,040
Real estate:
Construction	58,440	45,401
Mortgage-residential	52,764	46,901
Mortgage-commercial	513,833	460,276
Consumer:
Home equity	29,583	32,451
Other	9,909	10,736
Total	$718,462	$646,805

Activity in the allowance for loan losses was as follows:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at the beginning of year	$5,797	$5,214	$4,596
Provision for loan losses	346	530	774
Charged off loans	(164)	(173)	(239)
Recoveries	284	226	83
Balance at end of year	$6,263	$5,797	$5,214
81

Note 5—LOANS (Continued)

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 follows:

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2018
Allowance for loan losses:
Beginning balance	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	(23)	(140)	—	(164)
Recoveries	3	—	4	210	6	61	—	284
Provisions	206	(12)	(33)	1,031	(30)	132	(948)	346
Ending balance	$430	$89	$431	$4,318	$261	$88	$646	$6,263

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	430	89	431	4,304	261	88	646	6,249

Loans receivable:
Ending balance-total	$53,933	$58,440	$52,764	$513,833	$29,583	$9,909	$—	$718,462

Ending balances:
Individually evaluated for impairment	—	—	322	4,030	29	—	—	4,381

Collectively evaluated for impairment	53,933	58,440	52,442	509,803	29,554	9,909	—	714,081
82

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2017
Allowance for loan losses:
Beginning balance	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214
Charge-offs	(5)	—	—	(30)	(7)	(131)	—	(173)
Recoveries	5	—	5	172	24	20	—	226
Provisions	76	(3)	18	142	138	19	140	530
Ending balance	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$25	$—	$—	$—	$27

Collectively evaluated for impairment	221	101	459	3,052	308	35	1,594	5,770

Loans receivable:
Ending balance-total	$51,040	$45,401	$46,901	$460,276	$32,451	$10,736	$—	$646,805

Ending balances:
Individually evaluated for impairment	—	—	413	4,742	—	—	—	5,155

Collectively evaluated for impairment	51,040	45,401	46,488	455,534	32,451	10,736	—	641,650
83

Note 5—LOANS (Continued)

(Dollars in thousands)
			Real estate	Real estate
		Real estate	Mortgage	Mortgage	Consumer	Consumer
	Commercial	Construction	Residential	Commercial	Home equity	Other	Unallocated	Total
2016
Allowance for loan losses:
Beginning balance	$75	$51	$223	$2,036	$127	$37	$2,047	$4,596
Charge-offs	—	—	(11)	(136)	(20)	(72)	—	(239)
Recoveries	5	—	40	21	3	14	—	83
Provisions	65	53	186	872	43	148	(593)	774
Ending balance	$145	$104	$438	$2,793	$153	$127	$1,454	$5,214

Ending balances:
Individually evaluated for impairment	$—	$—	$2	$4	$—	$—	$—	$6

Collectively evaluated for impairment	145	104	436	2,789	153	127	1,454	5,208

Loans receivable:
Ending balance-total	$42,704	$45,746	$47,472	$371,112	$31,368	$8,307	$—	$546,709

Ending balances:
Individually evaluated for impairment	—	—	639	5,124	56	—	—	5,819

Collectively evaluated for impairment	42,704	45,746	46,833	365,988	31,312	8,307	—	540,890

At December 31, 2018, $57.3 million of loans acquired in the Cornerstone acquisition were excluded in the evaluation of the adequacy of the allowance for loan losses. These loans were recorded at fair value at acquisition which included a credit component of approximately $1.5 million. Loans acquired prior to 2017 have been included in the evaluation of the allowance for loan losses.

84

Note 5—LOANS (Continued)

Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the years ended December 31, 2018 and December 31, 2017.

(Dollars in thousands)	For the years ended December 31,
	2018	2017
Balance, beginning of year	$5,938	$6,492

New Loans	778	545

Less loan repayments	779	1,099
Balance, end of year	$5,937	$5,938

The following table presents at December 31, 2018, 2017 and 2016, loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

	December 31,
(Dollars in thousands)	2018	2017	2016
Total loans considered impaired at year end	$4,381	$5,155	$5,819
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$453	$1,696	$224
Related allowance	$14	$27	$6
Loans considered impaired and previously written down to fair value	$3,928	$3,485	$5,595
Average impaired loans	$4,128	$5,513	$8,727
Amount of interest earned during period of impairment	$160	$132	$112
85

Note 5—LOANS (Continued)

The following tables are by loan category and present at December 31, 2018, December 31, 2017 and December 31, 2016 loans individually evaluated and considered impaired under FASB ASC 310, “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings.

(Dollars in thousands)
December 31, 2018		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	3,577	6,173	—	3,232	128
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	453	453	14	380	21
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	4,030	6,626	14	3,612	149
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—
	$4,381	$7,027	$14	$4,128	$160
86

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	371	437	—	399	—
Mortgage-commercial	3,087	5,966	—	3,420	13
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	42	42	2	43	2
Mortgage-commercial	1,654	2,261	25	1,652	117
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	413	479	2	442	2
Mortgage-commercial	4,742	8,227	25	5,072	130
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—
	$5,155	$8,706	$27	$5,513	$132
87

Note 5—LOANS (Continued)

(Dollars in thousands)
December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	593	603	—	660	—
Mortgage-commercial	4,946	6,821	—	7,777	98
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	46	46	2	48	2
Mortgage-commercial	178	178	4	186	12
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	639	649	2	708	2
Mortgage-commercial	5,124	6,999	4	7,963	110
Consumer:
Home Equity	56	56	—	56	—
Other	—	—	—	—	—
	$5,819	$7,704	$6	$8,727	$112
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of December 31, 2018 and December 31, 2017, no loans were classified as doubtful.

(Dollars in thousands)
December 31, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$53,709	$224	$—	$—	$53,933
Real estate:
Construction	58,440	—	—	—	58,440
Mortgage – residential	51,286	633	845	—	52,764
Mortgage – commercial	505,493	5,176	3,164	—	513,833
Consumer:
Home Equity	28,071	1,197	315	—	29,583
Other	9,907	—	2	—	9,909
Total	$706,906	$7,230	$4,326	$—	$718,462

(Dollars in thousands)
December 31, 2017		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$50,680	$179	$181	$—	$51,040
Real estate:
Construction	45,401	—	—	—	45,401
Mortgage – residential	45,343	720	838	—	46,901
Mortgage – commercial	446,531	7,698	6,047	—	460,276
Consumer:
Home Equity	30,618	1,524	309	—	32,451
Other	10,731	—	5	—	10,736
Total	$629,304	$10,121	$7,380	$—	$646,805
89

Note 5—LOANS (Continued)

At December 31, 2018 and 2017, non-accrual loans totaled $2.5 million and $3.3 million, respectively. The gross interest income which would have been recorded under the original terms of the non-accrual loans amounted to $218 thousand and $230 thousand in 2018 and 2017, respectively. Interest recorded on non-accrual loans in 2018 and 2017 amounted to $38 thousand and $8 thousand, respectively.

Troubled debt restructurings (“TDRs”) that are still accruing are included in impaired loans at December 31, 2018 and 2017 amounted to $2.0 million and $1.8 million, respectively. Interest earned during 2018 and 2017 on these loans amounted to $132 thousand and $132 thousand, respectively.

There were loans of $31.2 thousand and $32.0 thousand that were greater than 90 days delinquent and still accruing interest as of December 31, 2018 and December 31, 2017, respectively.

The following tables are by loan category and present loans past due and on non-accrual status as of December 31, 2018 and December 31, 2017:

(Dollars in thousands) December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$18	$8	$—	$—	$26	$53,907	$53,933
Real estate:
Construction	—	—	—	—	—	58,440	58,440
Mortgage-residential	110	163	—	284	557	52,207	52,764
Mortgage-commercial	1,302	—	—	2,232	3,534	510.299	513,833
Consumer:
Home equity	146	11	31	29	217	29,366	29,583
Other	14	55	—	—	69	9,840	9,909
Total	$1,590	$237	$31	$2,545	$4,403	$714,059	$718,462

(Dollars in thousands) December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Commercial	$26	$—	$32	$—	$58	$50,982	$51,040
Real estate:
Construction	—	—	—	—	—	45,401	45,401
Mortgage-residential	109	38	—	371	518	46,383	46,901
Mortgage-commercial	290	828	—	2,971	4,089	456,187	460,276
Consumer:
Home equity	805	36	—	—	841	31,610	32,451
Other	1	5	—	—	6	10,730	10,736
Total	$1,231	$907	$32	$3,342	$5,512	$641,293	$646,805
90

Note 5—LOANS (Continued)

There were no loans determined to be TDR’s during the twelve month period ended December 31, 2018. The following table, by loan category, presents loans determined to be TDRs during the twelve month period ended December 31, 2017. There were no loans determined to be TDRs during the twelve month periods ended December 31, 2016.

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

There were no loans determined to be TDRs in the twelve months ended December 31, 2018, December 31, 2017 and December 31, 2016 that had subsequent payment defaults. Defaulted loans are those loans that are greater than 90 days past due.

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

91

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

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2018, 2017 and 2016 follows:

(Dollars in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Accretable yield, beginning of period	$21	$34	$92
Additions	—	10	—
Accretion	(256)	(67)	(170)
Reclassification of nonaccretable difference due to improvement in expected cash flows	284	44	112
Other changes, net	104	—	—
Accretable yield, end of period	$153	$21	$34

At December 31, 2018 and 2017 the recorded investment in purchased impaired loans was $112 thousand and $733 thousand respectively. The unpaid principal balance was $205 thousand and $1.0 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017 these loans were all secured by commercial real estate.

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

92

Note 6—FAIR VALUE MEASUREMENT (Continued)

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

Loans— The fair value of loans at December 31, 2018 were measured using an exit price methodology. Prior to adoption of ASU 2016-01, the Company measured fair value using an entry price notion. The entry price notion used a discounted cash flow method to calculate the present future value of expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The exit price uses this methodology but also incorporates other assumptions such as market factors, illiquidity risk and enhanced credit risk. These added assumptions are intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In estimating the fair value, the Company’s portfolio is segmented using the six categories in Note 5 – Loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Prior to adoption of ASU 2016-01 loans other than impaired loans were classified as a Level 2 measurement, as of December 31, 2018 all loans are classified as a Level 3 measurement.

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

93

Note 6—FAIR VALUE MEASUREMENT (Continued)

The carrying amount and estimated fair value by classification Level of the Company’s financial instruments as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$32,268	$32,268	$32,268	$—	$—
Held-to-maturity securities	16,174	16,184	—	16,184	—
Available-for-sale securities	237,893	237,893	1,642	235,560	691
Other investments, at cost	1,955	1,955	—	—	1,955
Loans held for sale	3,223	3,223	—	3,223	—
Net loans receivable	712,199	697,432	—	693,065	4,367
Accrued interest	3,579	3,579	3,579	—	—
Financial liabilities:
Non-interest bearing demand	$244,686	$244,686	$—	$244,686	$—
Interest bearing demand deposits and money market accounts	393,473	393,473	—	393,4738	—
Savings	108,368	108,368	—	108,368	—
Time deposits	178,996	177,797	—	177,797	—
Total deposits	925,523	925,849	—	925,849	—
Federal Home Loan Bank Advances	231	231	—	231	—
Short term borrowings	28,022	28,022	—	28,022	—
Junior subordinated debentures	14,964	14,178	—	12,791	—
Accrued interest payable	861	861	861	—	—
94

Note 6—FAIR VALUE MEASUREMENT (Continued)

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
95

Note 6—FAIR VALUE MEASUREMENT (Continued)

The following table summarizes quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2018 and December 31, 2017 that are measured on a recurring basis. There were no liabilities carried at fair value as of December 31, 2018 or December 31, 2017 that are measured on a recurring basis.

(Dollars in thousands)

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$15,457	$—	$15,457	$—
Government sponsored enterprises	1,100	—	1,100	—
Mortgage-backed securities	115,475	—	114,784	691
Small Business Administration securities	55,336	1,633	53,703	—
State and local government	50,506	—	50,506	—
Corporate and other securities	19	9	10	—
	237,893	1,642	235,560	691
Loans held for sale	3,223	—	3,223	—
Total	$241,116	$1,642	$238,783	$691

(Dollars in thousands)

Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$1,505	$—	$1,505	$—
Government sponsored enterprises	1,109	—	1,109	—
Mortgage-backed securities	143,768	—	143,768	—
Small Business Administration securities	61,588	—	61,588	—
State and local government	56,004	—	56,004	—
Corporate and other securities	850	790	60	—
	264,824	790	264,034	—
Loans held for sale	5,093	—	5,093	—
Total	$269,917	$790	$269,127	$—
96

Note 6—FAIR VALUE MEASUREMENT (Continued)

The following table reconciles the changes in Level 3 financial instruments for the twelve months ended December 31, 2017 measured on a recurring basis. There were no Level 3 financial instruments for the twelve months ended December 31, 2018 measured on a recurring basis.

2017
(Dollars in thousands)	Corporate Preferred Stock
Beginning Balance December 31, 2016	$1,000
Total gains or losses (realized/unrealized) Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements (net)	—
Transfers in and/or out of Level 3	(1,000)
Ending Balance December 31, 2017	$—
97

Note 6—FAIR VALUE MEASUREMENT (Continued)

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of December 31, 2018 and December 31, 2017 that are measured on a non-recurring basis. There were no liabilities carried at fair value and measured on a non-recurring basis at December 31, 2018 and 2017.

(Dollars in thousands)
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	322	—	—	322
Mortgage-commercial	4,016	—	—	4,016
Consumer:
Home equity	29	—	—	29
Other	—	—	—	—
Total impaired	4,367	—	—	4,367
Other real estate owned:
Construction	828	—	—	828
Mortgage-commercial	632	—	—	632
Total other real estate owned	1,460	—	—	1,460
Total	$6,057	$—	$—	$6,057

(Dollars in thousands)
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	411	—	—	411
Mortgage-commercial	4,717	—	—	4,717
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
Total impaired	5,128	—	—	5,128
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	47	—	—	47
Mortgage-commercial	1,059	—	—	1,059
Total other real estate owned	1,934	—	—	1,934
Total	$7,062	$—	$—	$7,062
98

Note 6—FAIR VALUE MEASUREMENT (Continued)

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process would consist of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally the independent and internal evaluations are updated annually. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property. The aggregate amount of impaired loans was $4.6 million and $5.2 million for the year ended December 31, 2018 and year ended December 31, 2017, respectively.

For Level 3 assets and liabilities measured at fair value on a non-recurring or non-recurring basis as of December 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,460	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$4,367	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2017	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$1,934	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$5,128	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
99

Note 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2018	2017
Land	$10,640	$10,683
Premises	27,678	28,684
Equipment	5,323	4,673
Fixed assets in progress	1,656	863
	45,297	44,903
Accumulated depreciation	10,310	8,800
	$34,987	$36,103

Provision for depreciation included in operating expenses for the years ended December 31, 2018, 2017 and 2016 amounted to $1.5 million, $1.5 million, and $1.3 million, respectively.

Note 8—GOODWILL, CORE DEPOSIT INTANGIBLE AND OTHER ASSETS

Intangible assets (excluding goodwill) consisted of the following:

	December 31,
(Dollars in thousands)	2018	2017
Core deposit premiums, gross carrying amount	$3,358	$3,358
Other intangibles	538	538
	3,896	3,896
Accumulated amortization	(1,890)	(1,327)
Net	$2,006	$2,569

Amortization of the intangibles amounted to $563 thousand, $343 thousand and $318 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

On October 20, 2017, we completed our acquisition of Cornerstone and its wholly-owned subsidiary, Cornerstone National Bank. Under the terms of the merger agreement, Cornerstone shareholders received either $11.00 in cash or 0.54 shares of the Company’s common stock, or a combination thereof, for each Cornerstone share they owned immediately prior to the merger, subject to the limitation that 70% of the outstanding shares of Cornerstone common stock were exchanged for shares of the Company’s common stock and 30% of the outstanding shares of Cornerstone were exchanged for cash. The Company issued 877,384 shares of common stock in the merger. Total intangibles, including goodwill of $9.5 million and a core deposit premium of $1.8 million, were recorded in conjunction with the acquisition.

On February 1, 2014, we completed our acquisition of Savannah River Financial Corp. (“Savannah River”) and its wholly-owned subsidiary, Savannah River Banking Company. Under the terms of the merger agreement, Savannah River shareholders received either $11.00 in cash or 1.0618 shares of the Company’s common stock, or a combination thereof, for each Savannah River share they owned immediately prior to the merger, subject to the limitation that 60% of the outstanding shares of Savannah River common stock were exchanged for cash and 40% of the outstanding shares of Savannah River common stock were exchanged for shares of the Company’s common stock. The Company issued 1,274,200 shares of common stock in connection with the merger. Total intangibles, including goodwill of $4.5 million and a core deposit premium of $1.2 million, were recorded in conjunction with the acquisition.

On September 26, 2014, the Bank completed its acquisition and assumption of approximately $40 million in deposits and $8.7 million in loans from First South Bank. This represented all of the deposits and a portion of the loans at First South Bank’s Columbia, South Carolina banking office located at 1333 Main Street. The Bank paid a premium of $714 thousand for the deposits and loans acquired. The deposits and loans from First South Bank have been consolidated into the Bank’s branch located at 1213 Lady Street, Columbia, South Carolina. The premium paid of $714 thousand plus fair value adjustments recorded on loans and deposits acquired resulted in a core deposit intangible of $365.9 thousand and other identifiable intangible assets in the amount of $538.6 thousand being recorded related to this transaction.

As a result of the acquisition of Palmetto South Mortgage Corp. on July 31, 2011, we have recorded goodwill in the amount of $571 thousand.

Total goodwill from acquisitions at December 31, 2018 and 2017 totaled $14.6 million. The goodwill is tested for impairment annually having identified none as of December 31, 2018 or 2017.

Bank-owned life insurance provides benefits to various bank officers. The carrying value of all existing policies at December 31, 2018 and 2017 was $25.8 million and $25.4 million, respectively.

Note 9—OTHER REAL ESTATE OWNED

The following summarizes the activity in the other real estate owned for the years ended December 31, 2018 and 2017.

	December 31,
(In thousands)	2018	2017
Balance—beginning of year	$1,934	$1,146
Additions—foreclosures	346	1,275
Writedowns	—	39
Sales	820	448
Balance, end of year	$1,460	$1,934

Note 10—DEPOSITS

The Company’s total deposits are comprised of the following at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Non-interest bearing demand deposits	$244,686	$226,546
Interest bearing demand deposits and money market accounts	393,473	364,358
Savings	108,369	104,756
Time deposits	178,995	192,663
Total deposits	$925,523	$888,323

At December 31, 2018, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2019	$107,985
2020	36,649
2021	19,883
2022	6,858
2023	7,620
$178,995

Interest paid on time deposits of $100 thousand or more totaled $717 thousand, $573 thousand, and $606 thousand in 2018, 2017, and 2016, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2018 and 2017 were $27.8 million and $38.4 million, respectively.

Deposits from directors and executive officers and their related interests at December 31, 2018 and 2017 amounted to approximately $5.8 million and $7.0 million, respectively.

The amount of overdrafts classified as loans at December 31, 2018 and 2017 were $206 thousand and $167 thousand, respectively.

Note 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED MONEY

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. The weighted average interest rate at December 31, 2018 and 2017 was 1.18% and 0.74%, respectively. The maximum month-end balance during 2018 and 2017 was $33.4 million and $21.3 million, respectively. The average outstanding balance during the years ended December 31, 2018 and 2017 amounted to $27.0 million and $19.2 million, respectively, with an average rate paid of 1.08% and 0.20%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

At December 31, 2018 and 2017, the Company had unused short-term lines of credit totaling $30.0 million.

Note 12—ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at December 31, 2018 and 2017, consisted of the following:

	December 31,
(In thousands)	2018		2017
Maturing	Amount	Rate	Amount	Rate
2018	$—	—	$14,000	1.41%
2019	—	—	—	—
2020	231	1.00%	250	1.00%
	$231	1.00%	$14,250	1.40%

As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $26.6 million at December 31, 2018. Securities have been pledged as collateral for advances in the amount of $6.0 million as of December 31, 2018.  As collateral for its advances, the Company has pledged in the form of blanket liens, eligible loans, in the amount of $35.3 million at December 31, 2017. No securities have been pledged as collateral for advances as of December 31, 2017. Advances are subject to prepayment penalties. The average advances during 2018 and 2017 were $4.1 million and $17.1 million, respectively. The average interest rate for 2018 and 2017 was 1.58% and 1.72%, respectively. The maximum outstanding amount at any month end was $25.3 million and $39.3 million for 2018 and 2017, respectively.

During the years ended, December 31, 2017 and December 31, 2016, the Company prepaid advances in the amount of $13.3 million and $35.9 million, respectively, and realized losses on the early extinguishment of $447 thousand and $459 thousand, respectively. During the year ended December 31, 2018 there were no advances that were prepaid.

Note 13—JUNIOR SUBORDINATED DEBT

On September 16, 2004, FCC Capital Trust I (“Trust I”), a wholly owned unconsolidated subsidiary of the Company, issued and sold floating rate securities having an aggregate liquidation amount of $15.0 million. The Trust I securities accrue and pay distributions quarterly at a rate per annum equal to LIBOR plus 257 basis points. The distributions are cumulative and payable in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I securities for a period not to exceed 20 consecutive quarters, provided no extension can extend beyond the maturity date of September 16, 2034. The Trust I securities are mandatorily redeemable upon maturity at September 16, 2034. If the Trust I securities are redeemed on or after September 16, 2009, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. The Trust I security were eligible to be redeemed in whole but not in part, at any time prior to September 16, 2009 following an occurrence of a tax event, a capital treatment event or an investment company event. Currently, these securities qualify under risk-based capital guidelines as Tier 1 capital, subject to certain limitations. The Company has no current intention to exercise its right to defer payments of interest on the Trust I securities. In 2015, the Company redeemed $500 thousand of this Trust I security. This resulted in a gain of $130 thousand received in 2015.

Note 14—INCOME TAXES

Income tax expense for the years ended December 31, 2018, 2017 and 2016 consists of the following:

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Current
Federal	$2,244	$1,665	$2,491
State	351	92	136
	2,595	1,757	2,627
Deferred
Federal	99	1,573	(460)
State	—	—	—
	99	1,573	(460)
Income tax expense	$2,694	$3,330	$2,167

Reconciliation from expected federal tax expense to effective income tax expense (benefit) for the periods indicated are as follows:

	Year ended December 31
(Dollars in thousands)	2018	2017	2016
Expected federal income tax expense	$2,924	$3,109	$3,009
State income tax net of federal benefit	277	61	90
Tax exempt interest	(353)	(593)	(608)
Increase in cash surrender value life insurance	(152)	(212)	(206)
Valuation allowance released	68	216	2
Merger expenses	—	92	—
Low income housing tax credits	—	(186)	(186)
Excess tax benefit of stock compensation	(12)	(197)	—
Deferred tax adjustment resulting from tax rate change	—	1,247	—
Other	(58)	(207)	66
	$2,694	$3,330	$2,167
104

Note 14—INCOME TAXES (continued)

The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
(Dollars in thousands)	2018	2017
Assets:
Allowance for loan losses	$1,353	$1,250
Excess tax basis of deductible intangible assets	391	554
Excess tax basis of assets acquired	8	184
Net operating loss carry forward	852	891
Unrealized loss on available for sale securities	471	118
Compensation expense deferred for tax purposes	1,015	909
Deferred loss on other-than-temporary-impairment charges	5	5
Tax credit carry-forwards	4	73
Other	438	351
Total deferred tax asset	4,537	4,355
Valuation reserve	773	705
Total deferred tax asset net of valuation reserve	3,764	3,630
Liabilities:
Tax depreciation in excess of book depreciation	310	358
Excess financial reporting basis of assets acquired	1,139	1,211
Total deferred tax liabilities	1,449	1,569
Net deferred tax asset recognized	$2,315	$2,061

At December 31 2018 the Company has approximately $17.0 million in State net operating losses. A valuation allowance is established to fully offset the deferred tax asset related to these net operating losses of the holding company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Additional amounts of these deferred tax assets considered to be realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The net deferred asset is included in other assets on the consolidated balance sheets.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act reduced the corporate tax rate to 21% from 35%, effective for 2018, among other things. As a result of the change in tax rates, we revalued our deferred tax assets and liabilities to reflect realization at the lower rate effective December 22, 2017, the date the law was enacted. The impact of this adjustment was to increase our deferred tax expense by approximately $1.2 million for the year ended December 31, 2017. The lower tax rate decreased the overall tax rate in 2018.

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available-for-sale. The change in the tax expense related to the change in unrealized losses on these securities of $353 thousand has been recorded directly to shareholders? equity. The balance in the change in net deferred tax asset results from the current period deferred tax expense of $99 thousand. At December 31, 2018, the Company had a federal net operating loss carryforward in the amount of $854 thousand acquired in the Cornerstone transaction. There are statutory limitations on the amount that can be utilized in each year. It is anticipated that all of the net operating loss will be utilized prior to expiration..

Tax returns for 2015 and subsequent years are subject to examination by taxing authorities.

As of December 31, 2018, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company?s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as for on-balance sheet instruments. At December 31, 2018 and 2017, the Bank had commitments to extend credit including lines of credit of $126.2 million and $107.6 million, respectively.

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

The primary market areas served by the Bank include the Midlands Region of South Carolina to include Lexington, Richland, Newberry and Kershaw Counties; the Central Savannah River Region include Aiken County, South Carolina and Richmond and Columbia Counties in Georgia. With the acquisition of Cornerstone, we also serve Greenville, Anderson and Pickens Counties in South Carolina which we refer to as the Upstate Region.. Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. The Company considers concentrations of credit risk to exist when pursuant to regulatory guidelines, the amounts loaned to multiple borrowers engaged in similar business activities represent 25% or more of the Bank’s risk based capital, or approximately $28.5 million. Based on this criteria, the Bank had four such concentrations at December 31, 2018, including $65.0 million (9.1% of total loans) to private households, $228.4 million (31.8% of total loans) to lessors of non-residential properties, $75.2 million (10.5% of total loans) to lessors of residential properties and $42.67 million (5.9% of total loans) to religious organizations.  As reflected above, lessors of non-residential properties and lessors of residential buildings equate to approximately 200.2% and 65.9% of total regulatory capital, respectively. The risk in these portfolios is diversified over a large number of loans approximately 426 for lessors of non-residential properties and 455 loans for lessors of residential buildings. Commercial real estate loans and commercial construction loans represent $561.5 million, or 78.1%, of the portfolio. Approximately $212.4 million, or 37.8%, of the total commercial real estate loans are owner occupied, which can tend to reduce the risk associated with these credits. Although the Bank’s loan portfolio, as well as existing commitments, reflects the diversity of its market areas, a substantial portion of its debtor’s ability to honor their contracts is dependent upon the economic stability of these areas.

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

Note 16—OTHER EXPENSES

A summary of the components of other non-interest expense is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
ATM/debit card, bill payment and data processing*	$2,300	$1,412	$798
Supplies	142	165	130
Telephone	422	378	349
Courier	149	106	95
Correspondent services	270	227	237
Insurance	254	394	291
Postage	56	113	182
Loss on limited partnership interest	60	161	172
Director fees	366	378	391
Legal and Professional fees	864	991	738
Shareholder expense	173	131	172
Other	1,704	1,552	1,207
	$6,760	$6,008	$4,762

*In June of 2017, the company moved its data processing from an in-house environment to an out-sourcing environment with FIS.

Note 17—STOCK OPTIONS, RESTRICTED STOCK, AND DEFERRED COMPENSATION

The Company has adopted a stock option plan whereby shares have been reserved for issuance by the Company upon the grant of stock options or restricted stock awards. At December 31, 2018 and 2017, the Company had 328,624 and 341,114 shares, respectively, reserved for future grants. The 350,000 shares reserved were approved by shareholders at the 2011 annual meeting. The plan provides for the grant of options to key employees and directors as determined by a stock option committee made up of at least two members of the board of directors. Options are exercisable for a period of ten years from date of grant.

There were no stock options outstanding and exercisable as of December 31, 2018, December 31, 2017 and December 31, 2016.

The table below summarizes the common shares of restricted stock granted to each non-employee director in connection with their overall compensation plan in 2018, 2017 and 2016.

	Restricted shares granted		Value	Date shares
Year	Total	per Director	per share	vest
2018	$2,990	230	$21.72	1/1/19
2017	3,430	245	$20.38	1/1/18
2016	5,303	379	$13.20	1/1/17

In 2018, 2017 and 2016, 11,447, 2,103 and 17,179 restricted shares, respectively, were issued to executive officers in connection with the Bank’s incentive compensation plan. The shares were valued at $21.72, $20.38 and $13.20 per share/unit, respectively. Restricted shares/units granted to executive officers under the incentive compensation plan cliff vest over a three-year period from the date of grant. The assumptions used in the calculation of these amounts for the awards granted in 2018, 2017 and 2016 are based on the price of the Company’s common stock on the grant date.

In 2014, 29,228 restricted shares were issued to senior officers of Savannah River Banking Company and retained by the Company in connection with the merger. The shares were valued at $10.55 per share. Restricted shares granted to these officers vested in three equal annual installments beginning on January 31, 2015.

Warrants to purchase 37,130 shares at $5.90 per share were issued in connection with the issuing of subordinated debt on November 15, 2011 and remain outstanding at December 31, 2018. The remaining outstanding warrants expire on December 16, 2019. The related subordinated debt was paid off in November 2012.

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned. The non-employee director’s account balance is distributed by issuance of common stock at the time of retirement or resignation from the board of directors. At December 31, 2018 and 2017, there were 114,982 and 110,320 units in the plan, respectively. The accrued liability related to the plan at December 31, 2018 and 2017 amounted to $1.3 million and $1.1 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 18—EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan, which covers substantially all employees. Participants may contribute up to the maximum allowed by the regulations. During the years ended December 31, 2018, 2017 and 2016, the plan expense amounted to $484 thousand, $405 thousand and $372 thousand, respectively. The Company matches 100% of the employee’s contribution up to 3% and 50% of the employee’s contribution on the next 2% of the employee’s contribution.

The Company acquired various single premium life insurance policies from DutchFork Bankshares that are used to indirectly fund fringe benefits to certain employees and officers. A salary continuation plan was established payable to two key individuals upon attainment of age 63. The plan provides for monthly benefits of $2,500 each for seventeen years. Other plans acquired were supplemental life insurance covering certain key employees. In 2006, the Company established a salary continuation plan which covers six additional key officers. In 2015, the Company established a salary continuation plan to cover additional key employees. The plans provide for monthly benefits upon normal retirement age of varying amounts for a period of fifteen years. Single premium life insurance policies were purchased in 2006, 2015 and 2017 in the amount of $3.5 million, $5.2 million and $1.5 million, respectively. These policies are designed to offset the funding of these benefits. The cash surrender value at December 31, 2018 and 2017 of all bank owned life insurance was $25.8 million and $25.4 million, respectively. Expenses accrued for the anticipated benefits under the salary continuation plans for the year ended December 31, 2018, 2017 and 2016 amounted to $460 thousand, $401 thousand, and $382 thousand, respectively.

Note 19—EARNINGS PER COMMON SHARE

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

	Year ended December 31,
(Amounts in thousands)	2018	2017	2016
Numerator (Included in basic and diluted earnings per share)	$11,229	$5,815	$6,682
Denominator
Weighted average common shares outstanding for:
Basic earnings per common share	7,581	6,849	6,617
Dilutive securities:
Deferred compensation	84	84	112
Warrants—Treasury stock method	65	70	58
Diluted common shares outstanding	7,730	7,003	6,787
The average market price used in calculating assumed number of shares	$23.26	$21.16	$14.86

On December 16, 2011 there were 107,500 warrants issued in connection with the issuance of $2.5 million in subordinated debt (See Note 17). As shown above, the warrants were dilutive for the periods ended December 31, 2018, December 31, 2017 and December 31, 2016.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company and Bank are subject to various federal and state regulatory requirements, including regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. The Bank is required to maintain minimum Tier 1 capital, Common Equity Tier I (CET1) capital, total risked based capital and Tier 1 leverage ratios of 6%, 4.5%, 8% and 4%, respectively.

In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies.” A small bank holding company is generally a qualifying bank holding company or savings and loan holding company with less than $3.0 billion in consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime.

Based on the foregoing, as a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve; however, our Bank remains subject to the capital requirements.

On October 20, 2017, we completed our acquisition of Cornerstone and its wholly-owned subsidiary, Cornerstone National Bank. Under the terms of the merger agreement, Cornerstone shareholders received either $11.00 in cash or 0.54 shares of the Company’s common stock, or a combination thereof, for each Cornerstone share they owned immediately prior to the merger, subject to the limitation that 70% of the outstanding shares of Cornerstone common stock were exchanged for shares of the Company’s common stock and 30% of the outstanding shares of Cornerstone were exchanged for cash. The Company issued 877,384 shares of common stock in the merger.

Note 20—SHAREHOLDERS’ EQUITY, CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS (Continued)

The Company and the Bank exceeded the minimum regulatory capital ratios at December 31, 2018 and 2017, as set forth in the following table:

(In thousands)	Minimum Required Amount	%	Actual Amount	%	Excess Amount	%
The Bank (1):
December 31, 2018
Risk Based Capital
Tier 1	$49,043	6.0%	$107,806	13.2%	$58,764	7.2%
Total Capital	65,390	8.0%	114,069	14.0%	48,679	6.0%
CET1	36,782	4.5%	107,806	13.2%	71,024	8.7%
Tier 1 Leverage	43,198	4.0%	107,806	10.0%	64,608	6.0%
December 31, 2017
Risk Based Capital
Tier 1	$44,396	6.0%	$99,118	13.4%	$54,722	7.4%
Total Capital	59,195	8.0%	104,915	14.2%	45,720	6.2%
CET1	33,297	4.5%	99,118	13.4%	65,821	8.9%
Tier 1 Leverage	41,030	4.0%	99,118	9.7%	58,088	5.7%

(1)	As a small bank holding company, we are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

If the Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of the Company’s common stock are entitled to receive dividends only when, and if declared by the board of directors. Although the Company has historically paid cash dividends on its common stock, the Company is not required to do so and the board of directors could reduce or eliminate our common stock dividend in the future.

Note 21—PARENT COMPANY FINANCIAL INFORMATION

The balance sheets, statements of operations and cash flows for First Community Corporation (Parent Only) follow:

Condensed Balance Sheets

	At December 31,
(Dollars in thousands)	2018	2017
Assets:
Cash on deposit	$4,811	$4,367
Interest bearing deposits	—	131
Securities purchased under agreement to resell	—	129
Investment in bank subsidiary	121,984	115,526
Other	863	729
Total assets	$127,658	$120,882
Liabilities:
Junior subordinated debentures	$14,964	$14,964
Other	197	255
Total liabilities	15,161	15,219
Shareholders’ equity	112,497	105,663
Total liabilities and shareholders’ equity	$127,658	$120,882

Condensed Statements of Operations

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Income:
Interest and dividend income	$23	$18	$126
Gain on sale of land	—	90	—
Equity in undistributed earnings of subsidiary	8,348	3,341	4,752
Dividend income from bank subsidiary	3,721	3,001	2,606
Total income	12,092	6,450	7,484
Expenses:
Interest expense	718	570	493
Other	386	350	570
Total expense	1,104	920	1,063
Income before taxes	10,988	5,530	6,421
Income tax benefit	(241)	(285)	(261)
Net income	$11,229	$5,815	$6,682
113

Note 21—PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$11,229	$5,815	$6,682
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(8,348)	(3,341)	(4,752)
Gain on early extinguishment of debt	—	—	—
Gain on sales of assets	—	(90)
Other-net	12	615	463
Net cash provided by operating activities	2,893	2,999	2,393
Cash flows from investing activities:
Proceeds from sale of federal funds	129	—	—
Proceeds from business acquisition	—	131	—
Proceeds from sale of land	—	1,145	—
Proceeds from sale of securities available-for-sale	—	—	417
Net cash provided by investing activities	129	1,276	417
Cash flows from financing activities:
Dividends paid: Common stock	(3,033)	(2,472)	(2,117)
Proceeds from issuance of common stock	362	371	304
Restricted shares surrendered	(57)	(408)	(353)
Deferred compensation shares	19	—	—
Net cash used in financing activities	(2,709)	(2,509)	(2,166)
Increase (decrease) in cash and cash equivalents	313	1,766	644
Cash and cash equivalents, beginning of year	4,498	2,732	2,088
Cash and cash equivalents, end of year	$4,811	$4,498	$2,732

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

Note 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following provides quarterly financial data for 2018, 2017 and 2016 (dollars in thousands, except per share amounts).

2018	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,595	$9,984	$9,819	$9,331
Net interest income	9,392	8,882	8,940	8,534
Provision for loan losses	94	20	30	202
Gain on sale of securities	(332)	—	94	(104)
Income before income taxes	3,389	3,569	3,596	3,369
Net income	2,686	2,833	3,001	2,709
Net income available to common shareholders	2,686	2,833	3,001	2,709
Net income per share, basic	$0.35	$0.37	$0.40	$0.36
Net income per share, diluted	$0.35	$0.37	$0.39	$0.35

2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$8,738	$7,921	$7,724	$7,773
Net interest income	8,057	7,227	7,049	7,061
Provision for loan losses	170	166	78	116
Gain on sale of securities	49	124	172	54
Income before income taxes	2,108	2,589	2,245	2,203
Net income	502	1,893	1,664	1,756
Net income available to common shareholders	502	1,893	1,664	1,756
Net income per share, basic	$0.07	$0.28	$0.25	$0.27
Net income per share, diluted	$0.07	$0.28	$0.24	$0.26

2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,510	$7,400	$7,459	$7,137
Net interest income	6,794	6,651	6,677	6,337
Provision for loan losses	238	179	217	140
Gain on sale of securities	—	478	64	59
Income before income taxes	2,238	2,276	2,391	1,944
Net income	1,792	1,677	1,745	1,468
Net income available to common shareholders	1,792	1,677	1,745	1,468
Net income per share, basic	$0.27	$0.26	$0.27	$0.22
Net income per share, diluted	$0.26	$0.25	$0.26	$0.22
115

Note 24—REPORTABLE SEGMENTS

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

The following tables present selected financial information for the Company’s reportable business segments for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Year ended December 31, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$38,875	$830	$—	$3,745	$(3,721)	$39,729
Interest expense	3,263	—	—	718	—	3,981
Net interest income	$35,612	$830	$—	$3,027	$(3,721)	$35,748
Provision for loan losses	346	—	—	—	—	346
Noninterest income	5,066	3,895	1,683	—	—	10,644
Noninterest expense	27,095	3,242	1,400	386	—	32,123
Net income before taxes	$13,237	$1,483	$283	$2,641	$(3,721)	$13,923
Income tax provision (benefit)	2,935	—	—	(241)	—	2,694
Net income	$10,302	$1,483	$283	$2,882	$(3,721)	$11,229

Year ended December 31, 2017	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$31,634	$504	$—	$3,019	$(3,001)	$32,156
Interest expense	2,192	—	—	570	—	2,762
Net interest income	$29,442	$504	$—	$2,449	$(3,001)	$29,394
Provision for loan losses	530	—	—	—	—	530
Noninterest income	4,480	3,778	1,291	90	—	9,639
Noninterest expense	25,042	2,841	1,125	350	—	29,358
Net income before taxes	$8,350	$1,441	$166	$2,189	$(3,001)	$9,145
Income tax provision (benefit)	3,615	—	—	(285)	—	3,330
Net income	$4,735	$1,441	$166	$2,474	$(3,001)	$5,815
116

Note 24—REPORTABLE SEGMENTS (Continued)

Year ended December 31, 2016	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$29,186	$194	$—	$2,732	$(2,606)	$29,506
Interest expense	2,553	—	—	494	—	3,047
Net interest income	$26,633	$194	$—	$2,238	$(2,606)	$26,459
Provision for loan losses	774	—	—	—	—	774
Noninterest income	4,423	3,382	1,135	—	—	8,940
Noninterest expense	21,743	2,459	1,005	569	—	25,776
Net income before taxes	$8,539	$1,117	$130	$1,669	$(2,606)	$8,849
Income tax provision(benefit)	2,428	—	—	(261)	—	2,167
Net income	$6,111	$1,117	$130	$1,930	$(2,606)	$6,682

(Dollars in thousands)	Commercial		Investment
	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of December 31, 2018	$1,074,838	$16,078	$9	$129,992	$(129,322)	$1,091,595

Total Assets as of December 31, 2017	$1,033,483	$16,298	$19	$121,326	$(120,395)	$1,050,731
117

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018, in accordance with Rule 13a-15 of the Exchange Act. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2018, were effective to provide reasonable assurance regarding our control objectives.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, and the attestation report thereon issued by our independent registered public accounting firm is included in Item 8 of this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2018, in connection with the our 2019 annual meeting of shareholders. The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders to be held on May 22, 2019.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2018, in connection with the our 2019 annual meeting of shareholders. The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders to be held on May 22, 2019.

118

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no outstanding options as of December 31, 2018.

The additional information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2018, in connection with the our 2019 annual meeting of shareholders. The information required by this Item 12 is set forth under “Security Ownership of Certain Beneficial Owners and Management” and hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders to be held on May 22, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2018, in connection with the our 2019 annual meeting of shareholders. The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders to be held on May 22, 2019.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2018, in connection with the our 2019 annual meeting of shareholders. The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2019 annual meeting of shareholders to be held on May 22, 2019.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
•	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(a)(3) Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between First Community Corporation and Cornerstone Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 12, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 27, 2011).
3.2	Amended and Restated Bylaws dated April 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 12, 2017).
4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (included in Exhibits 3.1 and 3.2).
119

10.1	1996 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB for the period ended December 31, 1995).*
10.2	First Community Corporation 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB for the period ended December 31, 1998).*
10.3	First Amendment to the First Community Corporation 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the period ended December 31, 2005).*
10.4	Dividend Reinvestment Plan dated July 7, 2003 (incorporated by reference to Form S-3/D filed with the SEC on July 14, 2003, File No. 333-107009, April 20, 2011, File No. 333-173612, and January 31, 2019, File No. 333-229442).*
10.5	Form of Salary Continuation Agreement dated August 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2006).*
10.6	Non-Employee Director Deferred Compensation Plan approved September 30, 2006 and Form of Deferred Compensation Agreement (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on October 4, 2006).
10.7	Employment Agreement by and between Michael C. Crapps and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.8	Employment Agreement by and between Joseph G. Sawyer and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.9	Employment Agreement by and between David K. Proctor and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.10	Employment Agreement by and between Robin D. Brown and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.11	Employment Agreement by and between J. Ted Nissen and First Community Corporation dated December 8, 2015 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the period ended December 31, 2015).*
10.12	Subordinated Note and Warrant Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2011).
10.13	Form of First Community Corporation Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2011).
10.14	First Community Corporation 2011 Stock Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Agreement (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 7, 2011).*
10.15	Amendment No. 1 to the First Community Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2016).*
10.16	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 22, 2016).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

The Exhibits listed above will be furnished to any security holder free of charge upon written request to the Corporate Secretary, First Community Corporation, 5455 Sunset Blvd., Lexington, South Carolina 29072.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.
(b)	See listing of Exhibits above and Exhibit List following this Annual Report on Form 10-K for a listing of exhibits filed herewith.
(c)	Not applicable.
120

Exhibit List

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Elliott Davis, LLC.
24.1	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.
121

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2019	FIRST COMMUNITY CORPORATION

	By:	/s/ Michael C. Crapps Michael C. Crapps President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date
/s/ Richard K. Bogan	Director	March 14, 2019
Richard K. Bogan

/s/ Thomas C. Brown	Director	March 14, 2019
Thomas C. Brown

/s/ Chimin J. Chao	Director	March 14, 2019
Chimin J. Chao

/s/ Michael C. Crapps	Director, President, & Chief Executive Officer	March 14, 2019
Michael C. Crapps	(Principal Executive Officer)

/s/ Anita B. Easter	Director	March 14, 2019
Anita B. Easter

/s/ J. Thomas Johnson	Director and Vice Chairman of the Board	March 14, 2019
J. Thomas Johnson

/s/ W. James Kitchens, Jr.	Director	March 14, 2019
W. James Kitchens, Jr.

/s/ J. Randolph potter	Director	March 14, 2019
J. Randolph Potter

/s/ E. Leland Reynolds	Director	March 14, 2019
E. Leland Reynolds

/s/ Alexander Snipe, Jr.	Director	March 14, 2019
Alexander Snipe, Jr.

/s/ Edward J. Tarver	Director	March 14, 2019
Edward J. Tarver

/s/ Roderick M. Todd, Jr.	Director	March 14, 2019
Roderick M. Todd, Jr.

/s/ Mitchell M. Willoughby	Director and Chairman of the Board	March 14, 2019
Mitchell M. Willoughby

/s/ Joseph G. Sawyer	Chief Financial Officer(Principal Accounting Officer)	March 14, 2019
Joseph G. Sawyer
122