Form 10-Q
period 2019-03-31
FIRST COMMUNITY CORP /SC/
filed 2019-05-09
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of principal executive offices) (Zip Code)

(803) 951-2265

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 9, 2019, 7,664,967 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
(Dollars in thousands, except par value)	2019	December 31,
	(Unaudited)	2018
ASSETS
Cash and due from banks	$15,530	$14,328
Interest-bearing bank balances	22,677	17,883
Federal funds sold and securities purchased under agreements to resell	—	57
Investment securities held-to-maturity	—	16,174
Investment securities available-for-sale	246,747	237,893
Other investments, at cost	2,162	1,955
Loans held for sale	7,299	3,223
Loans	718,420	718,462
Less, allowance for loan losses	6,354	6,263
Net loans	712,066	712,199
Property, furniture and equipment - net	35,471	34,987
Lease right of use assets	2,829	—
Bank owned life insurance	25,923	25,754
Other real estate owned	1,460	1,460
Intangible assets	1,874	2,006
Goodwill	14,637	14,637
Other assets	8,721	9,039
Total assets	$1,097,396	$1,091,595
LIABILITIES
Deposits:
Non-interest bearing	$257,764	$244,686
Interest-bearing	662,009	680,837
Total deposits	919,773	925,523
Securities sold under agreements to repurchase	32,007	28,022
Federal Home Loan Bank advances	2,226	231
Lease liability	2,839	—
Junior subordinated debt	14,964	14,964
Other liabilities	9,153	10,358
Total liabilities	980,962	979,098
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized; issued and outstanding 7,664,967 at March 31, 2019 7,638,681 at December 31, 2018	7,665	7,639
Common stock warrants issued	17	31
Nonvested restricted stock	(286)	(149)
Additional paid in capital	95,150	95,048
Retained earnings	13,917	12,262
Accumulated other comprehensive loss	(29)	(2,334)
Total shareholders’ equity	116,434	112,497
Total liabilities and shareholders’ equity	$1,097,396	$1,091,595

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months ended March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$8,609	$7,617
Investment securities – taxable	1,217	1,185
Investment securities - non taxable	439	458
Federal funds sold and securities purchased under agreements to resell	103	66
Other	6	5
Total interest income	10,374	9,331
Interest expense:
Deposits	1,001	547
Federal funds sold and securities sold under agreement to repurchase	92	41
Other borrowed money	261	209
Total interest expense	1,354	797
Net interest income	9,020	8,534
Provision for loan losses	105	202
Net interest income after provision for loan losses	8,915	8,332
Non-interest income:
Deposit service charges	411	463
Mortgage banking income	844	951
Investment advisory and non-deposit commissions	438	383
Loss on sale of securities	(29)	(104)
Gain on sale of other real estate owned	—	15
Other	845	923
Total non-interest income	2,509	2,631
Non-interest expense:
Salaries and employee benefits	5,170	4,577
Occupancy	655	614
Equipment	386	381
Marketing and public relations	175	89
FDIC Assessment	74	81
Other real estate expense	29	18
Amortization of intangibles	132	142
Other	1,702	1,692
Total non-interest expense	8,323	7,594
Net income before tax	3,101	3,369
Income taxes	606	660
Net income	$2,495	$2,709

Basic earnings per common share	$0.33	$0.36
Diluted earnings per common share	$0.32	$0.35

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Three months ended March 31,
	2019	2018

Net income	$2,495	$2,709

Other comprehensive income (loss):
Unrealized (loss) gain during the period on available-for-sale securities, net of tax expense of $609 and tax benefit of $605, respectively	2,282	(2,274)

Reclassification adjustment for loss (gain) on available-for-sale securities included in net income, net of tax benefit of $6 and $22, respectively	23	82

Other comprehensive income gain (loss)	2,305	(2,192)
Comprehensive income	$4,800	$517

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2019 and March 31, 2018

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested	Retained	Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Earnings	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	(Deficit)	Income (loss)	Total
Balance December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income						2,709		2,709

Other comprehensive loss net of tax of $583							(2,192)	(2,192)
Issuance of restricted stock	11	11		233	(244)			—
Amortization of compensation on restricted stock					35			(35)
Shares retired	(2)	(2)		(55)				(57)
Dividends: Common ($0.10 per share)						(757)		(757)
Dividend reinvestment plan	3	3		79				82
Balance March 31, 2018	7,600	$7,600	$46	$94,773	$(318)	$6,018	$(2,636)	$105,483

Balance December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net income						2,495		2,495

Other comprehensive loss net of tax of $615							2,305	2,305
Issuance of restricted stock	8	8		162	(170)			—
Amortization of compensation on restricted stock					33			33
Shares retired	(8)	(8)		(148)				(156)
Exercise of warrants	21	21	(14)	(7)				—
Dividends: Common ($0.11 per share)						(840)		(840)
Dividend reinvestment plan	5	5		95				100
Balance March 31, 2019	7,665	$7,665	$17	$95,150	$(286)	$13,917	$(29)	$116,434

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$2,495	$2,709
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	393	374
Premium amortization	539	727
Provision for loan losses	105	202
Gain on sale of other real estate owned	—	(15)
Origination of loans held-for-sale	(25,345)	(26,734)
Sale of loans held-for-sale	21,269	24,280
Amortization of intangibles	132	142
Accretion on acquired loans	(143)	(77)
Writedown of land held for sale	—	42
Loss on sale of securities	29	104
Gain on sale of fixed assets	—	(123)
Increase in other assets	(3,273)	(59)
Increase (decrease) in other liabilities	1,634	(272)
Net cash (used) provided from operating activities	(2,165)	1,300
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(5,419)	(10,505)
Purchase of other investment securities	(207)	—
Maturity/call of investment securities available-for-sale	7,969	12,457
Proceeds from sale of securities available-for-sale	7,137	5,605
Proceeds from sale of other securities	—	603
Decrease (Increase) in loans	152	(21,747)
Proceeds from sale of other real estate owned	—	(62)
Proceeds from sale of fixed assets	301	1,143
Purchase of property and equipment	(1,178)	(149)
Net cash provided (used) in investing activities	8,755	(12,531)
Cash flows from financing activities:
Increase (decrease) in deposit accounts	(5,735)	31,602
Increase (decrease) in securities sold under agreements to repurchase	3,985	2,689
Advances from the Federal Home Loan Bank	56,000	—
Repayment of advances from Federal Home Loan Bank	(54,005)	(14,005)
Shares forfeited	(156)	—
Shares retired	—	(57)
Dividends paid: Common Stock	(840)	(757)
Dividend reinvestment plan	100	82
Net cash (used) provided from financing activities	(651)	19,554
Net increase in cash and cash equivalents	5,939	8,323
Cash and cash equivalents at beginning of period	32,268	30,591
Cash and cash equivalents at end of period	$38,207	$38,914
Supplemental disclosure:
Cash paid during the period for:
Interest	$1,293	$797
Income taxes	$—	$—
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$2,917	$(2,192)
Recognition of operating lease right of use asset	$2,846	$—
Recognition of operating lease liability	$2,849	$—
Transfer of investment securities held-to-maturity to available-for-sale	$16,144	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at March 31, 2019 and December 31, 2018, and the Company’s results of operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 should be referred to in connection with these unaudited interim financial statements.

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(In thousands except average market price)

	Three months ended
	March 31,
	2019	2018
Numerator (Net income available to common shareholders)	$2,495	$2,709
Denominator
Weighted average common shares outstanding for:
Basic shares	7,634	7,569
Dilutive securities:
Deferred compensation	52	16
Warrants/Restricted stock -Treasury stock method	39	128
Diluted shares	7,725	7,713
The average market price used in calculating assumed number of shares	$19.90	$21.94

There were no options outstanding as of March 31, 2019 and 2018.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 36,550 warrants outstanding at March 31, 2019. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 15,438 unvested restricted shares under the terms of its compensation plans and employment agreements. The employee shares cliff vest over a three year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at March 31, 2019 for non-vested shares amounts to $286.1 thousand. For the three months ended March 31, 2019, the Company issued 2,090 and 3,201 stock units, respectively, to employees that cliff vest over three years. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period.

Note 2—Earnings Per Common Share-continued

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At March 31, 2019 and December 31, 2018, there were 117,595 and 114,982 units in the plan, respectively. The accrued liability at March 31, 2019 and December 31, 2018 amounted to $1.3 million and $1.3 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2019
US Treasury securities	$15,521	$18	$24	$15,515
Government Sponsored Enterprises	1,100	11	1	1,110
Mortgage-backed securities	114,397	209	1,419	113,187
Small Business Administration pools	50,403	212	505	50,110
State and local government	65,344	1,700	237	66,807
Other securities	18	—	—	18
	$246,783	$2,150	$2,186	$246,747

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
US Treasury securities	$15,488	$9	$40	$15,457
Government Sponsored Enterprises	1,096	6	2	1,100
Mortgage-backed securities	117,862	73	2,460	115,475
Small Business Administration pools	55,784	247	695	55,336
State and local government	50,599	619	712	50,506
Other securities	19	—	—	19
	$240,848	$954	$3,909	$237,893

HELD-TO-MATURITY:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
State and local government	$16,174	$50	$40	$16,184
	$16,174	$50	$40	$16,184

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. There were no investment securities listed as held-to-maturity as of March 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company received proceeds of $7.1 million and $5.6 million, respectively, from the sale of investment securities available-for-sale. For the three months ended March 31, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $41 thousand and gross realized losses amounted to $70 thousand. For the three months ended March 31, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $33.8 thousand and gross realized losses amounted to $138.0 thousand.

Note 3—Investment Securities-continued

At March 31, 2019, other securities available-for-sale included the following at fair value: a mutual fund at $8.1 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the three months ended March 31, 2019, a $1.0 thousand gain was recognized on a mutual fund. At December 31, 2018, corporate and other securities available-for-sale included the following at fair value: a mutual fund at $9.0 thousand, and foreign debt of $10.0 thousand. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $1.2 million and $955 thousand and corporate stock in the amount of $1.0 million and $1.0 million at March 31, 2019 and December 31, 2018, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2019	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$6,982	$2	$2,892	$22	$9,874	$24
Government Sponsored Enterprise	—	—	124	1	124	1
Government Sponsored Enterprise mortgage-backed securities	1,196	15	84,454	1,404	85,650	1,419
Small Business Administration pools	13,661	160	19,483	345	33,144	505
State and local government	—	—	13,126	237	13,126	237
	$21,839	$177	$120,079	$2,009	$141,918	$2,185

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$8,355	$10	$1,488	$30	$9,843	$40
Government Sponsored Enterprise	—	—	122	2	122	2
Government Sponsored Enterprise mortgage-backed securities	13,924	121	89,870	2,339	103,794	2,460
Small Business Administration pools	16,400	211	20,330	484	36,730	695
State and local government	9,517	52	15,598	660	25,115	712
	$48,196	$394	$127,408	$3,515	$175,604	$3,909

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
State and local government	$2,843	$14	$4,899	$26	$7,742	$40

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $114.4 million and $117.9 million and approximate fair value of $113.2 million and $115.4 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, and December 31, 2018, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2019.

Note 3—Investment Securities-continued

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at March 31, 2019 with an amortized cost of $146.3 thousand and approximate fair value of $146.6 thousand. The Company held PLMBSs, including CMOs, at December 31, 2018 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

The following sets forth the amortized cost and fair value of investment securities at March 31, 2019 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

March 31, 2019	Available-for-sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$17,746	$17,752
Due after one year through five years	121,784	121,218
Due after five years through ten years	93,937	94,369
Due after ten years	13,315	13,408
	$246,782	$246,747

Note 4—Loans

Loans summarized by category as of March 31, 2019, December 31, 2018 and March 31, 2018 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Commercial, financial and agricultural	$52,289	$53,933	$44,724
Real estate:
Construction	56,234	58,440	44,273
Mortgage-residential	50,732	52,764	46,801
Mortgage-commercial	519,420	513,833	488,597
Consumer:
Home equity	30,092	29,583	32,544
Other	9,653	9,909	11,644
Total	$718,420	$718,462	$668,583
11

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the three months ended March 31, 2019 and March 31, 2018 and for the year ended December 31, 2018 is as follows:

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(2)	—	—	—	(1)	(30)	—	(33)
Recoveries	—	—	—	10	—	9	—	19
Provisions	(10)	7	(19)	18	8	22	79	105
Ending balance March 31, 2019	$418	$96	$412	$4,346	$268	$89	$725	$6,354

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	418	96	412	4,332	268	89	725	6,340

March 31, 2019 Loans receivable:
Ending balance-total	$52,289	$56,234	$50,732	$519,420	$30,092	$9,653	$—	$718,420

Ending balances:
Individually evaluated for impairment	—	—	409	4,162	57	5	—	4,633

Collectively evaluated for impairment	$52,289	$56,234	$50,323	$515,258	$30,035	$9,648	$—	$713,787

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
March 31, 2018
Allowance for loan losses:
Beginning balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	—	(47)	—	(48)
Recoveries	—	—	—	27	—	8	—	35
Provisions	(11)	(3)	256	13	171	67	(291)	202
Ending balance March 31, 2018	$210	$98	$716	$3,117	$479	$63	$1,303	$5,986

Ending balances:
Individually evaluated for impairment	$—	$—	$1	$19	$—	$—	$—	$20

Collectively evaluated for impairment	210	98	715	3,098	479	63	1,303	5,966

March 31, 2018 Loans receivable:
Ending balance-total	$44,724	$44,273	$46,801	$488,597	$32,544	$11,644	$—	$668,583

Ending balances:
Individually evaluated for impairment	—	—	436	4,440	35	—	—	4,911

Collectively evaluated for impairment	$44,724	$44,273	$46,365	$484,157	$32,509	$11,644	$—	$663,672
13

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Beginning balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	(23)	(140)	—	(164)
Recoveries	3	—	4	210	6	61	—	284
Provisions	206	(12)	(33)	1,031	(30)	132	(948)	346
Ending balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	430	89	431	4,304	261	88	646	6,249

December 31, 2018 Loans receivable:
Ending balance-total	$53,933	$58,440	$52,764	$513,833	$29,583	$9,909	$—	$718,462

Ending balances:
Individually evaluated for impairment	—	—	322	4,030	29	—	—	4,381

Collectively evaluated for impairment	$53,933	$58,440	$52,442	$509,803	$29,554	$9,909	$—	$714,081
14

Note 4—Loans-continued

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the three months ended March 31, 2019 and March 31, 2018:

(Dollars in thousands)	2019	2018
Beginning Balance December 31,	$5,937	$5,549
New Loans	—	567
Less loan repayments	85	641
Ending Balance March 31,	$5,852	$5,475

The following table presents at March 31, 2019 and December 31, 2018 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

(Dollars in thousands)	March 31,	December 31,
	2019	2018
Total loans considered impaired	$4,633	$4,381
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$447	$453
Related allowance	$14	$14
Loans considered impaired and previously written down to fair value	$2,809	$3,928
Average impaired loans	$4,973	$4,128
Amount of interest earned during period of impairment	$72	$160

Note 4—Loans-continued

The following tables are by loan category and present at March 31, 2019, March 31, 2018 and December 31, 2018 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2019	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	409	462	—	413	4
Mortgage-commercial	3,715	6,708	—	4,048	61
Consumer:
Home Equity	57	59	—	59	1
Other	5	5	—	5	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	447	447	14	448	6
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	409	462	—	413	4
Mortgage-commercial	4,162	7,155	14	4,496	67
Consumer:
Home Equity	57	59	—	59	1
Other	5	5	—	5	—
	$4,633	$7,681	$14	$4,973	$72

Note 4—Loans-continued

(Dollars in thousands)				Three months ended
		Unpaid		Average	Interest
March 31, 2018	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	395	466	—	394	4
Mortgage-commercial	2,807	5,674	—	3,000	52
Consumer:
Home Equity	35	35	—	35	—
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	41	41	1	41	1
Mortgage-commercial	1,633	1,633	19	1,655	29
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	436	507	1	435	5
Mortgage-commercial	4,440	7,307	19	4,655	81
Consumer:
Home Equity	35	35	—	35	—
Other	—	—	—	—	—
	$4,911	$7,849	$20	$5,126	$86

Note 4—Loans-continued

(Dollars in thousands)
December 31, 2018		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	3,577	6,173	—	3,232	128
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	453	453	14	380	21
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	4,030	6,626	14	3,612	149
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—
	$4,381	$7,027	$14	$4,128	$160

Note 4—Loans-continued

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of March 31, 2019 and December 31, 2018, no loans were classified as doubtful.

(Dollars in thousands)
March 31, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$52,052	$237	$—	$—	$52,289
Real estate:
Construction	56,234	—	—	—	56,234
Mortgage – residential	49,567	486	679	—	50,732
Mortgage – commercial	511,101	3,977	4,342	—	519,420
Consumer:
Home Equity	28,622	1,171	299	—	30,092
Other	9,651	—	2		9,653
Total	$707,227	$5,871	$5,322	$—	$718,420

(Dollars in thousands)
December 31, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$53,709	$224	$—	$—	$53,933
Real estate:
Construction	58,440	—	—	—	58,440
Mortgage – residential	51,286	633	845	—	52,764
Mortgage – commercial	505,493	5,176	3,164	—	513,833
Consumer:
Home Equity	28,071	1,197	315	—	29,583
Other	9,907	—	2	—	9,909
Total	$706,906	$7,230	$4,326	$—	$718,462

Note 4—Loans-continued

At March 31, 2019 and December 31, 2018, non-accrual loans totaled $2.6 million and $2.5 million, respectively.

TDRs that are still accruing and included in impaired loans at March 31, 2019 and at December 31, 2018 amounted to $1.9 million and $2.0 million, respectively. TDRs in non-accrual status at March 31, 2019 and December 31, 2018 amounted to $1.2 million.

Loans greater than 90 days delinquent and still accruing interest were $21.7 thousand and $31.2 thousand at March 31, 2019 and December 31, 2018, respectively.

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

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2019 and March 31, 2018 follows:

(Dollars in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Accretable yield, beginning of period	$153	$22
Additions	—	—
Accretion	(7)	(10)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	0	—
Accretable yield, end of period	$145	$12

At March 31, 2019 and December 31, 2018, the recorded investment in purchased impaired loans was $112 thousand. The unpaid principal balance was $202 thousand and $205 thousand at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, these loans were all secured by commercial real estate.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
March 31, 2019	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$831	$—	$—	$—	$831	$51,458	$52,289
Real estate:
Construction	114	—	—	—	114	56,120	56,234
Mortgage-residential	73	—	—	409	482	50,250	50,732
Mortgage-commercial	93	—	—	2,171	2,264	517,156	519,420
Consumer:					—
Home equity	99	—	—	57	156	29,936	30,092
Other	49	13	22	5	89	9,564	9,653
	$1,259	$13	$22	$2,642	$3,936	$714,484	$718,420

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2018	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$18	$8	$—	$—	$26	$53,907	$53,933
Real estate:
Construction	—	—	—	—	—	58,440	58,440
Mortgage-residential	110	163	—	284	557	52,207	52,764
Mortgage-commercial	1,302	—	—	2,232	3,534	510,299	513,833
Consumer:					—
Home equity	146	11	31	29	217	29,366	29,583
Other	14	55	—	—	69	9,840	9,909
	$1,590	$237	$31	$2,545	$4,403	$714,059	$718,462

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended March 31, 2019 and March 31, 2018.

During the three month periods ended March 31, 2019 and March 31, 2018, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

Note 5—Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In May 2014, the FASB issued guidance (ASU 2014-09) to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance was effective for the Company as of January 1, 2018. The Company evaluated the overall impact on affected revenue streams and any related contracts, including asset management fees, gains and losses on the sale of real estate, deposit related fees and interchange fees. Based on this evaluation, the Company determined that ASU 2014-09 did not materially change the method in which revenue from impacted revenue streams was previously being recognized. The Company applied the guidance using a modified retrospective approach. This approach requires the application of the new guidance to uncompleted contracts at the date of adoption. Periods prior to the date of adoption were not retrospectively revised as the impact on uncompleted contracts at the date of adoption was not material.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for our existing leases consisted with current guidance except for the incremental balance sheet recognition of lessees. The Company evaluated the new guidance and its impact on the Company’s financial statements. Based on leases outstanding at December 31,2018, the impact of adoption on January 1, 2019 was recording a right-of-use asset and lease liability of $2.8 million. See Note 9 “Leases” to the consolidated financial statements.

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

Note 5—Recently Issued Accounting Pronouncements-continued

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018. The Company did not have a material impact on its financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance related to revenue recognition. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

In March 2018, the FASB updated the Debt Securities and the Regulated Operations Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

In July 2018, the FASB amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, amendments were made to give entities another option for transition and to provide lessors with a practical expedient. The amendments became effective for reporting periods beginning after December 15, 2018. The Company did not have a material impact on its financial statements.

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

In March 2019, the FASB issued guidance to address concerns companies had raised about an accounting exception they would lose when assessing the fair value of underlying assets under the leases standard and clarify that lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Investment Securities - Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the-counter markets. Level 2 securities include MBSs issued both by government sponsored enterprises and PLMBSs. Generally, these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset–backed securities that are less liquid or for which there is an inactive market.

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

Loans - The fair value of loans at March 31, 2019 and December 31, 2018 were measured using an exit price methodology. The exit price uses this methodology but also incorporates other assumptions such as market factors illiquidity risk and enhanced credit risk. These added assumptions are intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In estimating the fair value, the Company’s portfolio is segmented using the six categories in Note 4 – Loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Prior to adoption of ASU 2016-01 loans other than impaired loans were classified as a Level 2 measurement, as of March 31, 2019 all loans are classified as a Level 3 measurement.

Note 6—Fair Value of Financial Instruments-continued

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

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated by using discounted cash flow analyses based on incremental borrowing rates for similar types of instruments. These are classified as Level 2.

Accrued Interest Payable -The fair value approximates the carrying value and is classified as Level 1.

Commitments to Extend Credit - The fair value of these commitments is immaterial because their underlying interest rates approximate market.

Note 6—Fair Value of Financial Instruments-continued

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$38,207	$38,207	$38,207	$—	$—
Available-for-sale securities	246,747	246,747	8	246,739	—
Other investments, at cost	2,162	2,162	—	—	2,162
Loans held for sale	7,299	7,299	—	7,299	—
Net loans receivable	712,066	712,066	—	—	712,066
Accrued interest	3,616	3,616	3,616	—	—
Financial liabilities:
Non-interest bearing demand	$257,764	$257,764	$—	$257,764	$—
Interest bearing demand deposits and money market accounts	376,843	376,843	—	376,843	—
Savings	105,588	105,588	—	105,588	—
Time deposits	179,578	180,066	—	180,066	—
Total deposits	919,773	920,261	—	920,264	—
Federal Home Loan Bank Advances	2,226	2,226	—	2,226	—
Short term borrowings	32,007	32,007	—	32,007	—
Junior subordinated debentures	14,964	13,453	—	13,453	—
Accrued interest payable	951	951	951	—	—

Note 6—Fair Value of Financial Instruments-continued

	December 31, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$32,268	$32,268	$32,268	$—	$—
Held-to-maturity securities	16,174	16,184	—	16,184	—
Available-for-sale securities	237,893	237,893	1,642	235,560	691
Other investments, at cost	1,955	1,955	—	—	1,955
Loans held for sale	3,223	3,223	—	3,223	—
Net loans receivable	712,199	697,432	—	693,065	4,367
Accrued interest	3,579	3,579	3,579	—	—
Financial liabilities:
Non-interest bearing demand	$244,686	$244,686	$—	$244,686	$—
Interest bearing demand deposits and money market accounts	393,473	393,473	—	393,4738	—
Savings	108,368	108,368	—	108,368	—
Time deposits	178,996	177,797	—	177,797	—
Total deposits	925,523	925,849	—	925,849	—
Federal Home Loan Bank Advances	231	231	—	231	—
Short term borrowings	28,022	28,022	—	28,022	—
Junior subordinated debentures	14,964	14,178	—	12,791	—
Accrued interest payable	861	861	861	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2019 and December 31, 2018 that are measured on a recurring basis. There were no liabilities carried at fair value as of March 31, 2019 or December 31, 2018 that are measured on a recurring basis.

(Dollars in thousands)

Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$15,515	$—	$15,515	$—
Government sponsored enterprises	1,110	—	1,110	—
Mortgage-backed securities	113,187	—	113,187	—
Small Business Administration pools	50,110	—	50,110	—
State and local government	66,807	—	66,807	—
Corporate and other securities	18	8	10	—
	246,747	8	246,739	—
Loans held for sale	7,299	—	7,299	—
Total	$254,046	$8	$254,038	$—

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$15,457	$—	$15,457	$—
Government sponsored enterprises	1,100	—	1,100	—
Mortgage-backed securities	115,475	—	114,784	691
Small Business Administration securities	55,336	1,633	53,703	—
State and local government	50,506	—	50,506	—
Corporate and other securities	19	9	10	—
	237,893	1,642	235,560	691
Loans held for sale	3,223	—	3,223	—
Total	$241,116	$1,642	$238,783	$691

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of March 31, 2019 and December 31, 2018 that are measured on a non-recurring basis. There were no Level 3 financial instruments for the three months ended March 31, 2019 and March 31, 2018 measured on a recurring basis.

(Dollars in thousands)
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	409	—	—	409
Mortgage-commercial	4,148	—	—	4,148
Consumer:
Home equity	57	—	—	57
Other	5	—	—	5
Total impaired	4,619	—	—	4,619
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	632	—	—	632
Total other real estate owned	1,460	—	—	1,460
Total	$6,079	$—	$—	$6,079

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	322	—	—	322
Mortgage-commercial	4,016	—	—	4,016
Consumer:
Home equity	29	—	—	29
Other	—	—	—	—
Total impaired	4,367	—	—	4,367
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	632	—	—	632
Total other real estate owned	1,460	—	—	1,460
Total	$6,057	$—	$—	$6,057

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.6 million and $4.4 million as of March 31, 2019 and December 31, 2018, respectively.

Note 6—Fair Value of Financial Instruments-continued

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of March 31, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,460	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 4,619	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,460	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$ 4,367	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Non-interest bearing demand deposits	$257,764	$244,686
Interest bearing demand deposits and money market accounts	376,843	393,473
Savings	105,588	108,369
Time deposits	179,578	178,995
Total deposits	$919,773	$925,523

As of March 31, 2019 and December 31, 2018, the Company had time deposits greater than $250,000 of $31.0 million and $27.8 million, respectively.

Note 8—Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.

•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

Three months ended March 31, 2019	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,131	$237	$—	$1,017	$(1,011)	10,374
Interest expense	1,156	—	—	198	—	1,354
Net interest income	$8,975	$237	$—	$819	$(1,011)	$9,020
Provision for loan losses	105	—	—	—	—	105
Noninterest income	1,227	844	438	—	—	2,509
Noninterest expense	7,024	804	415	80	—	8,323
Net income before taxes	$3,073	$277	$23	$739	$(1,011)	$3,101

Income tax provision (benefit)	685	—	—	(79)	—	606
Net income	$2,388	$277	$23	$818	$(1,011)	$2,495

Three months ended March 31, 2018	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$9,128	$198	$—	$909	$(904)	9,331
Interest expense	639	—	—	158	—	797
Net interest income	$8,489	$198	$—	$751	$(904)	$8,534
Provision for loan losses	202	—	—	—	—	202
Noninterest income	1,297	951	383	—	—	2,631
Noninterest expense	6,409	755	340	90	—	7,594
Net income before taxes	$3,175	$394	$43	$661	$(904)	$3,369

Income tax provision (benefit)	725	—	—	(65)	—	660
Net income	$2,450	$394	$43	$726	$(904)	$2,709

Note 8—Reportable Segments-continued

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2019	$1,076,190	$20,486	$7	$130,121	$(129,408)	$1,097,396

Total Assets as of December 31, 2018	$1,074,838	$16,078	$9	$129,992	$(129,322)	$1,091,595

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of March 31, 2018	$1,051,311	$18,361	$17	$123,501	$(122,651)	$1,070,539

Total Assets as of December 31, 2017	$1,033,483	$16,298	$19	$121,326	$(120,395)	$1,050,731

Note 9—Leases

Effective January 1, 2019 the Company adopted ASC 842 “Leases”. Currently, the Company has operating leases on two of its facilities that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset and a lease liability of $2.8 million, respectively. During the period ended March 31, 2019, the Company made cash payments in the amount of $64.5 thousand for operating leases. The lease expense recognized during this period amounted to $58.1 thousand and the lease liability was reduced by $15.6 thousand. The following table is a maturity analysis of the operating lease liabilities. The weighted average lease term is 18.88 years and the weighted average discount rate used is 4.83%.

(Dollars in thousands)		Liability
Year	Cash	Lease Expense	Reduction
2019	$196	$135	$61
2020	200	133	67
2021	204	129	75
2022	208	125	83
2023	212	121	91
Thereafter	3,471	994	2,477
Total	$4,492	$1,638	$2,854

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 14, 2019 and the following:

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

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Overview

The following discussion describes our results of operations for the three months ended March 31, 2019 as compared to the three-month period ended March 31, 2018 and analyzes our financial condition as of March 31, 2019 as compared to December 31, 2018. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis identify significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2019 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 14, 2019.

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

Core deposit intangibles consist of costs that resulted from the acquisition of deposits from Savannah River Financial Corporation (“Savannah River”), First South Bank, and Cornerstone Bancorp (“Cornerstone”). Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in this transaction. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At March 31, 2019 and December 31, 2018, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Net Income

Our net income for the three months ended March 31, 2019 was $2.5 million, or $0.32 diluted earnings per common share, as compared to $2.7 million, or $0.35 diluted earnings per common share, for the three months ended March 31, 2018. The decrease in net income between the two periods is primarily due to an increase in non- interest expense of $729 thousand partially offset by an increase in net interest income between the periods of $486 thousand. The increase in non-interest expense is primarily related to the opening and staffing of two new offices. We opened the downtown Augusta, Georgia office late in the first quarter of 2018 and the downtown Greenville South Carolina office in the first quarter of 2019. The increase in net interest income results from an increase of $35.5 million in average earning assets and a 7 basis point increase in the net interest margin between the two periods.

Net Interest Income

Please refer to the table at the end of this Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended March 31, 2019 and 2018, along with average balances and the related interest income and interest expense amounts.

Net interest income was $9.0 million and $8.5 million for the three months ended March 31, 2019 and 2018, respectively. Our net interest margin increased by 7 basis points from 3.61% at March 31, 2018 to 3.68% at March 31, 2019. Average earning assets were $957.9 million for the quarter ended March 31, 2018 as compared to $993.5 million in the same period of 2019. The growth in earning assets as well as the 7 basis point increase in margin resulted in the $486 thousand increase in net interest income in the first quarter of 2019 as compared to the first quarter of 2018. We continue to focus on changing the mix of earning assets from investment securities to loans, which will positively impact our net interest margin. During the three months ended March 31, 2018, loans represented 68.7% of average earning assets as compared to 72.9% in the same period of 2019. The yield on loans increased 13 basis points in the first quarter of 2019 (4.82%) as compared to the same period in 2018 (4.69%). The yield on earning assets for the three months ended March 31, 2019 and 2018 was 4.23% and 3.95%, respectively. The yield on our securities portfolio increased to 2.67% for the three months ended March 31, 2019 from 2.39% for the same period in 2018. This increase is primarily a result of the variable rate portion of the investment portfolio being positively impacted by the three rate increases in the federal funds rate in the last three quarters of 2018. The cost of interest-bearing liabilities was at 76 basis points in the first quarter 2019 compared to 45 basis points in the first quarter of 2018. Deposit rates within our markets have steadily increased over the last year as the Federal Reserve has increased the federal funds rate. We continue to focus on growing our pure deposits (demand accounts, interest bearing transaction accounts, savings and money market accounts). These accounts tend to be low-cost deposits and assist us in controlling our overall cost of funds. In the first quarter of 2018, these deposits averaged 78.3% of total deposits as compared to 80.2% in the same period of 2019.

Provision and Allowance for Loan Losses

At March 31, 2019 and December 31, 2018, the allowance for loan losses was $6.4 million, or 0.8% of total loans (excluding loans held for sale), and $6.3 million, or 0.87% of total loans (excluding loans held for sale), respectively. Loans that were acquired in the acquisition of Cornerstone in 2017 as well as in the acquisition of Savannah River in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At March 31, 2019 and December 31, 2018, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $575 thousand and $660 thousand, respectively. Our provision for loan losses was $105 thousand and $202 thousand for the three months ended March 31, 2019 and 2018, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for loans classified substandard, special mention and pass have been approximately 0.19%, 0.39% and 0.01%, respectively. The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery. The period at which we may revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, our net charge-offs have experienced a modest net recovery. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. Management does not believe it would be judicious to reduce substantially the overall level of the allowance at this time.

We have a significant portion of our loan portfolio with real estate as the underlying collateral. At March 31, 2019 and December 31, 2018, approximately 91.4% and 91.1%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $4.1 million (0.38% of total assets) at March 31, 2019 as compared to $4.0 million (0.37% of total assets) at December 31, 2018. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the impact of this economic environment on our customer base of local businesses and professionals. There were 31 loans totaling $2.6 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at March 31, 2019. The largest loan included in non-accrual status is in the amount of $765 thousand and is secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 30 loans is approximately $63 thousand, and the majority of these loans are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At March 31, 2019, we had loans totaling $1.3 million that were delinquent 30 days to 89 days representing 0.18% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. At March 31, 2019, there have been no loans identified as potential problem loans.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Average loans outstanding (including loans held for sale)	$724,060	$658,227
Loans outstanding at period end	$718,420	$668,583
Non-performing assets:
Nonaccrual loans	$2,641	$3,117
Loans 90 days past due still accruing	22	34
Foreclosed real estate	1,460	1,887
Repossessed-other	—	20
Total non-performing assets	$4,123	$5,058

Beginning balance of allowance	$6,263	$5,797
Loans charged-off:
Real estate Construction	—	—
Real estate Mortgage Residential	—	1
Real estate Mortgage Commercial	—	—
Consumer Home equity	1	47
Commercial	2	—
Consumer Other	30	—
Total loans charged-off	33	48
Recoveries:
Real estate Construction	—	—
Real estate Mortgage Residential	—	—
Real estate Mortgage Commercial	10	27
Consumer Home equity	—	—
Commercial	—	—
Consumer Other	9	8
Total recoveries	19	35
Net loan charge offs (recoveries)	14	12
Provision for loan losses	105	202
Balance at period end	$6,354	$5,986

Net charge offs (recoveries) to average loans	0.00%	0.00%
Allowance as percent of total loans	0.88%	0.90%
Non-performing assets as % of total assets	0.38%	0.47%
Allowance as % of non-performing loans	238.6%	190.0%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	March 31, 2019		December 31, 2018
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$418	7.3%	$430	7.5%
Real Estate – Construction	96	7.8%	89	8.1%
Real Estate Mortgage:
Residential	412	7.1%	431	7.3%
Commercial	4,346	72.3%	4,318	71.6%
Consumer:
Home Equity	268	4.2%	261	4.1%
Other	89	1.3%	88	1.4%
Unallocated	725	N/A	646	N/A
Total	$6,354	100.0%	$6,263	100.0%

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

Non-interest Income and Non-interest Expense

Non-interest income during the first quarter of 2019 was $2.5 million as compared to $2.6 million during the same period in 2018. Deposit service charges decreased $52 thousand during the first quarter of 2019 as compared to the same period in 2018. Changes in the overdraft protection fee collection regulatory requirements contributed to the decrease in overall deposit service charge fees. Mortgage banking income decreased by $107 thousand from $951 thousand in the first quarter of 2018 to $844 thousand in the first quarter of 2019. Mortgage production in the first quarter of 2019 was $25.8 million as compared to $27.9 million in the same period of 2018. Investment advisory fees increased $55 thousand in the first quarter of 2019 as compared to the same period in 2018 as a result of increased assets under management. Total assets under management amounted to $272 million at March 31, 2018 as compared to $330 million at March 31, 2019. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions.

Non-interest income, other decreased $78 thousand in the first quarter of 2019 as compared to the same period in 2018. In the first quarter of 2018 we sold excess real estate and wrote down the balance of another excess real estate lot, all of which resulted in a net gain of approximately $80 thousand and is included in Non-interest Income “Other” for the quarter ended March 31, 2018.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2019	2018
ATM debit card income	$462	$440
Income on bank owned life insurance	196	210
Rental income	70	72
Loan late charges	26	26
Safe deposit fees	15	17
Wire transfer fees	18	20
Other	58	138
Total	$845	$923

Non-interest expense increased $729 thousand in the first quarter of 2019 to $8.3 million as compared to $7.6 million in the first quarter of 2018. Salary and benefit expense increased $593 thousand from $4.6 million in the first quarter of 2018 to $5.2 million in the first quarter of 2019. This increase is primarily a result of the normal salary adjustments, as well as the opening of our downtown Greenville office in February 2019. Substantially all of the salary and benefit costs were included in the full quarter ended March 31, 2019 for the staffing of this new full-service branch. We had 230 full time equivalent employees at March 31, 2019 and 2018. Occupancy expense increased $41 thousand in the first quarter of 2019 as compared to the same period in 2018. This increase is attributable to the opening of the downtown Greenville office. Marketing expense increased $86 thousand in the first quarter of 2019 as compared to the same period of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2019 annual media cost will not vary substantially from the annual cost incurred in 2018.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Three months ended
	March 31,
	2019	2018
Data processing	$616	$574
Supplies	46	36
Telephone	105	116
Courier	38	38
Correspondent services	57	70
Insurance	57	60
Postage	11	18
Legal and professional fees	231	253
Loss on limited partnership interest	12	12
Director fees	87	94
Shareholder expense	39	50
Dues	35	35
Subscriptions	48	50
Loan closing costs/fees	81	4
Other	239	282
	$1,702	$1,692

Income Tax Expense

Our effective tax rate was 19.5% and 19.6% in the first quarter of 2019 and 2018, respectively. The effective rate in 2019 and 2018 is impacted by the passing of the Tax Cut and Jobs Act on December 22, 2017. The federal tax rate prior to this change was 34%, and beginning January 1, 2018, the rate was lowered to 21%. As a result, of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 20.0% to 20.5% throughout the remainder of 2019.

Financial Position

Assets totaled $1.1 billion at March 31, 2019 and at December 31, 2018. Loans (excluding loans held for sale) remained substantially unchanged between the periods at $718 million. Total loan production was $26.5 million during the first quarter of 2019. During this three-month period, we experienced loan paydowns of the same amount. The loan-to-deposit ratio at March 31, 2019 and December 31, 2018 was 78.9% and 78.0%, respectively. Investment securities decreased to $248.9 million at March 31, 2019 from $256.0 million at December 31, 2018. During the first quarter of 2019, we reclassified our entire held-to-maturity portfolio to the available for sale portfolio. The held to maturity portfolio consisted of approximately $16.2 million in municipal securities.

One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$52,289	7.3%	$53,933	7.5%
Real estate:
Construction	56,234	7.8%	58,440	8.1%
Mortgage – residential	50,732	7.1%	52,764	7.3%
Mortgage – commercial	519,420	72.3%	513,833	71.6%
Consumer:
Home Equity	30,092	4.2%	29,583	4.1%
Other	9,653	1.3%	9,909	1.4%
Total gross loans	718,420	100.0%	718,462	100.0%
Allowance for loan losses	(6,354)		(6,263)
Total net loans	$712,066		$712,199

In the context of this discussion, a real estate mortgage loan is defined as any loan, other than loans for construction purposes and advances on home equity lines of credit, secured by real estate, regardless of the purpose of the loan. Advances on home equity lines of credit are included in consumer loans. We follow the common practice of financial institutions in our market areas of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan components. We generally limit the loan-to-value ratio to 80%.

Deposits decreased $5.8 million to $919.8 million at March 31, 2019 as compared to $925.5 million at December 31, 2018. We typically experience a short term decrease in deposit in the first quarter of each year due to our business customers withdrawing funds primarily for bonuses and taxes. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

During the first quarter of 2019, we adopted the new lease accounting standard (ASC 842 “Leases”). As a result of this change in accounting for leases, we recorded a Right-of-Use Asset of $2.8 million and Lease liability of $2.8 million (see Note 9 “Leases” to the consolidated financial statements).

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

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at March 31, 2019 and December 31, 2018 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	March 31, 2019	December 31, 2018
+200bp	-3.08%	-3.54%
+100bp	-1.51%	-1.58%
Flat	—	—
-100bp	-0.31%	-0.34%
-200bp	-3.10%	-4.37%

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

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At March 31, 2019, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be 4.21% as compared to (1.56)% at December 31, 2018.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 24.6% of total assets at March 31, 2019. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At March 31, 2019, the amount of time deposits of $100 thousand or more represented 9.6% of total deposits and the amount of time deposits of $250 thousand or more represented 3.4% of deposits. The majority of these deposits are issued to local customers, many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2019, we had issued commitments to extend credit of $123.9 million, including $37 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 10.6% of total assets at March 31, 2019 and 10.3% at December 31, 2018. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first quarter of 2018. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term liquidity needs successfully.

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for certain bank holding companies and banks.

The regulatory capital rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules were fully phased in on January 1, 2019. In 2018, the Federal Reserve increased the asset size to qualify as a small bank holding company. As a result of this change, we generally are not subject to the Federal Reserve capital requirements unless advised otherwise. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. These requirements are essentially the same as those that applied to us prior to the change in the definition of a small bank holding company.

When implemented, the final Basel III rules included certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to our Bank:

•	a Common Equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from former requirements); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the final Basel III rules, Tier 1 capital was redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out from the inclusion of AOCI in Common Equity Tier 1 capital.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, became fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets

In general, the final Basel III rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of March 31, 2019, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 13.3% and 14.1%, respectively, at March 31, 2019 as compared to 9.7%, 13.2%, and 13.9%, respectively, at December 31, 2018. The Bank’s Common Equity Tier 1 ratio at March 31, 2019 was 13.3% and 13.2% at December 31, 2018. Under the Basel III rules, we anticipate that the Bank will remain a well capitalized institution for at least the next 12 months.

Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank(s) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

In addition, since we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions. As a South Carolina-chartered bank, our Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina State banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$724,060	$8,609	4.82%	$658,227	$7,617	4.69%
Securities:	251,920	1,656	2.67%	278,666	1,643	2.39%
Other short-term investments	17,479	109	2.53%	21,019	71	1.37%
Total earning assets	993,459	10,374	4.23%	957,912	9,331	3.95%
Cash and due from banks	13,359			13,671
Premises and equipment	35,524			35,566
Intangibles	16,576			17,083
Other assets	36,713			36,141
Allowance for loan losses	(6,313)			(5,868)
Total assets	$1,089,318			$1,054,505
Interest-bearing liabilities
Interest-bearing transaction accounts	194,401	149	0.31%	186,042	68	0.15%
Money market accounts	179,376	341	0.77%	177,692	144	0.33%
Savings deposits	107,921	35	0.13%	106,541	38	0.14%
Time deposits	180,152	476	1.07%	193,221	297	0.62%
Other borrowings	56,604	353	2.53%	50,087	250	2.02%
Total interest-bearing liabilities	718,454	1,354	0.76%	713,583	797	0.45%
Demand deposits	246,890			227,785
Other liabilities	10,189			7,546
Shareholders’ equity	113,785			105,591
Total liabilities and shareholders’ equity	$1,089,318			$1,054,505

Cost of funds including demand deposits			0.57%			0.34%
Net interest spread			3.47%			3.50%
Net interest income/margin		$9,020	3.68%		$8,534	3.61%
Net interest income/margin (taxable equivalent)		$9,134	3.73%		$8,652	3.66%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: May 9, 2019	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
50

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.