Form 10-Q
period 2019-06-30
FIRST COMMUNITY CORP /SC/
filed 2019-08-08
CIK 932781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No. 000-28344

FIRST COMMUNITY CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1010751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5455 Sunset Boulevard, Lexington, South Carolina 29072

(Address of principal executive offices) (Zip Code)

(803) 951-2265

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $1.00 per share	FCCO	The Nasdaq Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 8, 2019, 7,396,419 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
(Dollars in thousands, except par value)	2019	December 31,
	(Unaudited)	2018
ASSETS
Cash and due from banks	$14,725	$14,328
Interest-bearing bank balances	24,898	17,883
Federal funds sold and securities purchased under agreements to resell	—	57
Investment securities - held-to-maturity	—	16,174
Investment securities - available-for-sale	250,310	237,893
Other investments, at cost	1,992	1,955
Loans held for sale	8,730	3,223
Loans	726,707	718,462
Less, allowance for loan losses	6,362	6,263
Net loans	720,345	712,199
Property, furniture and equipment - net	35,991	34,987
Right-of-use asset	2,805	—
Bank owned life insurance	26,094	25,754
Other real estate owned	1,412	1,460
Intangible assets	1,742	2,006
Goodwill	14,637	14,637
Other assets	12,287	9,039
Total assets	$1,115,968	$1,091,595
LIABILITIES
Deposits:
Non-interest bearing	$263,833	$244,686
Interest bearing	673,558	680,837
Total deposits	937,391	925,523
Securities sold under agreements to repurchase	33,889	28,022
Federal Home Loan Bank advances	221	231
Junior subordinated debt	14,964	14,964
Lease liability	2,823	—
Other liabilities	9,191	10,358
Total liabilities	998,479	979,098
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized; issued and outstanding 7,511,164 at June 30, 2019 7,638,681 at December 31, 2018	7,511	7,639
Common stock warrants issued	15	31
Nonvested restricted stock	(241)	(149)
Additional paid in capital	92,242	95,048
Retained earnings	15,957	12,262
Accumulated other comprehensive income (loss)	2,005	(2,334)
Total shareholders’ equity	117,489	112,497
Total liabilities and shareholders’ equity	$1,115,968	$1,091,595

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2019	2018
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$17,401	$15,697
Taxable securities	2,581	2,373
Non- taxable securities	734	899
Federal funds sold and securities purchased under resale agreements	252	170
Other	12	11
Total interest income	20,980	19,150
Interest expense:
Deposits	2,182	1,185
Federal funds sold and securities sold under agreement to repurchase	201	101
Other borrowed money	461	391
Total interest expense	2,844	1,677
Net interest income	18,136	17,473
Provision for loan losses	114	231
Net interest income after provision for loan losses	18,022	17,242
Non-interest income:
Deposit service charges	791	886
Mortgage banking income	2,082	1,967
Investment advisory fees and non-deposit commissions	927	784
Gain (loss) on sale of securities	135	(10)
Gain (loss) on sale of other assets	(3)	37
Other	1,763	1,878
Total non-interest income	5,695	5,542
Non-interest expense:
Salaries and employee benefits	10,380	9,458
Occupancy	1,302	1,197
Equipment	775	779
Marketing and public relations	605	283
FDIC assessments	145	164
Other real estate expense	47	49
Amortization of intangibles	264	285
Other	3,445	3,604
Total non-interest expense	16,963	15,819
Net income before tax	6,754	6,965
Income taxes	1,378	1,255
Net income	$5,376	$5,710

Basic earnings per common share	$0.70	$0.75
Diluted earnings per common share	$0.70	$0.74

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2019	2018
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$8,792	$8,080
Taxable securities	1,364	1,188
Non-taxable securities	295	441
Federal funds sold and securities purchased under resale agreements	149	104
Other	6	6
Total interest income	10,606	9,819
Interest expense:
Deposits	1,181	638
Federal funds sold and securities sold under agreement to repurchase	109	60
Other borrowed money	200	182
Total interest expense	1,490	880
Net interest income	9,116	8,939
Provision for loan losses	9	29
Net interest income after provision for loan losses	9,107	8,910
Non-interest income:
Deposit service charges	380	423
Mortgage banking income	1,238	1,016
Investment advisory fees and non-deposit commissions	489	401
Gain on sale of securities	165	94
Gain (loss) on sale of other assets	(3)	22
Other	917	955
Total non-interest income	3,186	2,911
Non-interest expense:
Salaries and employee benefits	5,210	4,881
Occupancy	647	583
Equipment	389	398
Marketing and public relations	430	194
FDIC assessment	71	83
Other real estate expense	18	31
Amortization of intangibles	132	143
Other	1,743	1,912
Total non-interest expense	8,640	8,225
Net income before tax	3,653	3,596
Income taxes	772	595
Net income	$2,881	$3,001

Basic earnings per common share	$0.38	$0.40
Diluted earnings per common share	$0.37	$0.39

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)
	Six months ended June 30,
	2019	2018

Net income	$5,376	$5,710

Other comprehensive income:
Unrealized (loss) gain during the period on available-for-sale securities, net of tax expense of $1,183 and tax benefit of $820, respectively	4,445	(3,086)

Reclassification adjustment for loss (gain) on available-for-sale securities included in net income, net of tax expense of $29 and tax benefit $2, respectively	(106)	8

Other comprehensive income (loss)	4,339	(3,078)
Comprehensive income	$9,715	$2,632

(Dollars in thousands)
	Three months ended June 30,
	2019	2018

Net income	$2,881	$3,001

Other comprehensive income:
Unrealized (loss) gain during the period on available-for-sale securities, net of tax expense of $575 and tax benefit of $216, respectively	2,164	(811)

Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax expense of $35 and $19, respectively	(130)	(75)

Other comprehensive income (loss)	2,034	(886)
Comprehensive income	$4,915	$2,115

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars and shares in thousands)	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Income (loss)	Total
Balance December 31, 2018	7,639	$7,639	$31	$95,048	$(149)	$12,262	$(2,334)	$112,497
Net Income						2,495		2,495
Other comprehensive income net of tax of $601							2,305	2,305
Issuance of restricted stock	8	8		162	(170)			—
Amortization of compensation on restricted stock					33			33
Shares retired	(8)	(8)		(148)				(156)
Exercise of warrants	21	21	(14)	(7)				—
Dividends: Common ($0.11 per share)						(840)		(840)
Dividend reinvestment plan	5	5		95				100
Balance March 31, 2019	7,665	$7,665	$17	$95,150	$(286)	$13,917	$(29)	$116,434
Net income						2,881		2,881
Other comprehensive income net of tax of $610							2,034	2,034
Amortization of compensation on restricted stock					45			45
Exercise of warrants	2	2	(2)					—
Stock repurchase plan	(185)	(185)		(3,228)				(3,413)
Shares issued-deferred compensation	24	24		241				265
Dividends: Common ($0.11 per share)						(841)		(841)
Dividend reinvestment plan	5	5		79				84
Balance June 30, 2019	7,511	$7,511	$15	$92,242	$(241)	$15,957	$2,005	$117,489

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common		Common	Additional	Nonvested		Other
(Dollars in thousands)	Shares	Common	Stock	Paid-in	Restricted	Retained	Comprehensive
	Issued	Stock	Warrants	Capital	Stock	Earnings	Loss	Total
Balance December 31, 2017	7,588	$7,588	$46	$94,516	$(109)	$4,066	$(444)	$105,663
Net income						2,709		2,709
Other comprehensive loss net of tax of $587							(2,192)	(2,192)
Issuance of restricted stock	11	11		233	(244)			—
Amortization of compensation on restricted stock					35			35
Shares retired	(2)	(2)		(55)				(57)
Dividends-Common ($.10 per share)						(757)		(757)
Dividend reinvestment plan	3	3		79				82
Balance March 31, 2018	7,600	$7,600	$46	$94,773	$(318)	$6,018	$(2,636)	$105,483
Net income						3,001		3,001
Other comprehensive loss net of tax of $235							(886)	(886)
Amortization of compensation on restricted stock					56			56
Dividends: Common ($0.10 per share)						(756)		(756)
Dividend reinvestment plan	5	5		94				99
Balance June 30, 2018	7,605	$7,605	$46	$94,867	$(262)	$8,263	$(3,522)	$106,997

See Notes to Consolidated Financial Statements

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$5,376	$5,710
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	649	750
Premium amortization	1,071	1,293
Provision for loan losses	114	231
Loss (gain) on sale of other real estate owned	3	(37)
Origination of loans held-for-sale	(61,358)	(56,741)
Sale of loans held-for-sale	55,851	54,866
Amortization of intangibles	264	285
Accretion on acquired loans	(272)	(271)
Writedown of land held for sale	—	42
(Gain) loss on sale of securities	(135)	10
Gain on sale of fixed assets	—	(123)
(Increase) decrease in other assets	(7,485)	435
Increase in other liabilities	1,656	116
Net cash (used) provided from operating activities	(4,266)	6,566
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(57,557)	(37,866)
Purchase of other investment securities	(37)	—
Maturity/call of investment securities available-for-sale	14,805	22,075
Proceeds from sale of securities available-for-sale	51,119	19,884
Proceeds from sale of securities held-to-maturity	—	655
Proceeds from sale of other securities	—	603
Increase in loans	(8,051)	(37,197)
Proceeds from sale of other real estate owned	45	180
Proceeds from sale of fixed assets	301	1,143
Purchase of property and equipment	(1,954)	(321)
Net cash used in investing activities	(1,329)	(30,844)
Cash flows from financing activities:
Increase in deposit accounts	11,894	45,098
Increase in securities sold under agreements to repurchase	5,867	8,933
Advances from the Federal Home Loan Bank	65,000	—
Repayment of advances from Federal Home Loan Bank	(65,010)	(14,010)
Shares forfeited	(156)	—
Shares retired	—	(57)
Repurchase of Common Stock	(3,413)	—
Issuance of Deferred Compensation Shares	265	—
Dividends paid: Common Stock	(1,681)	(1,513)
Dividend reinvestment plan	184	181
Net cash provided from financing activities	12,950	38,632
Net increase in cash and cash equivalents	7,355	14,354
Cash and cash equivalents at beginning of period	32,268	30,591
Cash and cash equivalents at end of period	$39,623	$44,945
Supplemental disclosure:
Cash paid during the period for:
Interest	$2,958	$1,677
Income taxes	$1,160	$750
Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$5,493	$(3,078)
Recognition of operating lease right of use asset	$2,846	$—
Recognition of operating lease liability	$2,849	$—
Transfer of loans to foreclosed property	$—	$33
Transfer of investment securities held-to-maturity to available-for-sale	$16,144	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and the cash flows of First Community Corporation (the “Company”), present fairly in all material respects the Company’s financial position at June 30, 2019 and December 31, 2018, and the Company’s results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 2—Earnings Per Common Share

The following reconciles the numerator and denominator of the basic and diluted earnings per common share computation:

(Dollars and shares in thousands, except per share amounts)

	Six months		Three months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Numerator (Net income available to common shareholders)	$5,376	$5,710	$2,881	$3,001
Denominator
Weighted average common shares outstanding for:
Basic shares	7,629	7,575	7,627	7,573
Dilutive securities:
Deferred compensation	43	60	41	62
Warrants/Restricted stock – Treasury stock method	36	90	36	91
Diluted shares	7,708	7,725	7,704	7,726
Earnings per common share:
Basic	0.70	0.75	0.38	0.40
Diluted	0.70	0.74	0.37	0.39
The average market price used in calculating assumed number of shares	$19.12	$22.76	$18.35	$23.56

There were no options outstanding as of June 30, 2019 and June 30, 2018.

In the fourth quarter of 2011, we issued $2.5 million in 8.75% subordinated notes maturing December 16, 2019. On November 15, 2012, the subordinated notes were redeemed in full at par. Warrants for 107,500 shares of common stock at $5.90 per share were issued in connection with the issuance of the subordinated debt. There were 32,250 warrants outstanding at June 30, 2019. These warrants expire December 16, 2019 and are included in dilutive securities in the table above.

The Company has issued a total of 15,438 unvested restricted shares and 5,644 restricted units under the terms of its compensation plans and employment agreements. The employee shares and units cliff vest over a three-year period; the non-employee director shares vest one year after issuance. The unrecognized compensation cost at June 30, 2019 for non-vested shares amounts to $241.1 thousand. Each unit is convertible into one share of common stock at the time the unit vests. The related compensation cost is accrued over the vesting period and was $41.2 thousand at June 30, 2019.

Note 2—Earnings Per Common Share-continued

In 2006, the Company established a Non-Employee Director Deferred Compensation Plan, whereby a director may elect to defer all or any part of annual retainer and monthly meeting fees payable with respect to service on the board of directors or a committee of the board. Units of common stock are credited to the director’s account at the time compensation is earned and are included in dilutive securities in the table above. At June 30, 2019 and December 31, 2018, there were 99,149 and 114,982 units in the plan, respectively. The accrued liability at June 30, 2019 and December 31, 2018 amounted to $1.1 million and $1.3 million, respectively, and is included in “Other liabilities” on the balance sheet.

Note 3—Investment Securities

The amortized cost and estimated fair values of investment securities are summarized below:

AVAILABLE-FOR-SALE:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2019
US Treasury securities	$9,154	$31	$8	$9,177
Government Sponsored Enterprises	1,102	20	—	1,122
Mortgage-backed securities	147,580	1,169	577	148,172
Small Business Administration pools	52,021	280	394	51,907
State and local government	37,896	2,018	1	39,913
Other securities	19	—	—	19
	$247,772	$3,518	$980	$250,310

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
US Treasury securities	$15,488	$9	$40	$15,457
Government Sponsored Enterprises	1,096	6	2	1,100
Mortgage-backed securities	117,862	73	2,460	115,475
Small Business Administration pools	55,784	247	695	55,336
State and local government	50,599	619	712	50,506
Other securities	19	—	—	19
	$240,848	$954	$3,909	$237,893

HELD-TO-MATURITY:		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018
State and local government	$16,174	$50	$40	$16,184
	$16,174	$50	$40	$16,184

During the first quarter of 2019, the Company reclassified the portfolio of securities listed as held-to-maturity to available-for-sale. There were no investment securities listed as held-to-maturity as of June 30, 2019.

During the six months ended June 30, 2019 and 2018, the Company received proceeds of $51.1 million and $19.9 million, respectively, from the sale of investment securities available-for-sale. For the six months ended June 30, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $354.6 thousand and gross realized losses amounted to $219.6 thousand. For the six months ended June 30, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $240.7 thousand and gross realized losses amounted to $250.5 thousand. For the three months ended June 30, 2019, gross realized gains from the sale of investment securities available-for-sale amounted to $315.0 thousand and gross realized losses amounted to $149.7 thousand. For the three months ended June 30, 2018, gross realized gains from the sale of investment securities available-for-sale amounted to $206.9 thousand and gross realized losses amounted to $112.5 thousand.

Note 3—Investment Securities-continued

At June 30, 2019, other securities available-for-sale included the following at fair value: a mutual fund at $9.3 thousand, and foreign debt of $10.0 thousand. As required by Accounting Standards Update (“ASU”) 2016-01-Financial Instruments-Overall (Subtopic 825-10), the Company measured its equity investments at fair value with changes in the fair value recognized through net income. For the six months ended June 30, 2019, a $2.0 thousand gain was recognized on a mutual fund. At December 31, 2018, corporate and other securities available-for-sale included the following at fair value: a mutual fund at $7.1 thousand, and foreign debt of $10.0 thousand. Other investments, at cost include Federal Home Loan Bank (“FHLB”) stock in the amount of $992 thousand and $955 thousand and corporate stock in the amount of $1.0 million and $1.0 million at June 30, 2019 and December 31, 2018, respectively.

The following tables show gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2019	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$—	$—	$1,507	$8	$1,507	$8
Government Sponsored Enterprise mortgage-backed securities	17,780	89	39,002	488	56,782	577
Small Business Administration pools	14,519	173	13,670	221	28,189	394
State and local government	—	—	434	1	434	1
	$32,299	$262	$54,613	$718	$86,912	$980

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale securities:	Value	Loss	Value	Loss	Value	Loss

US Treasury securities	$8,355	$10	$1,488	$30	$9,843	$40
Government Sponsored Enterprise	—	—	122	2	122	2
Government Sponsored Enterprise mortgage-backed securities	13,917	120	89,870	2,339	103,787	2,459
Small Business Administration pools	16,400	211	20,330	484	36,730	695
State and local government	9,517	52	15,598	660	25,115	712
Corporate bonds and other	7	1	—	—	7	1
	$48,196	$394	$127,408	$3,515	$175,604	$3,909

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2018	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-maturity securities:	Value	Loss	Value	Loss	Value	Loss
State and local government	$2,843	$14	$4,899	$26	$7,742	$40

Government Sponsored Enterprise, Mortgage-Backed Securities: The Company owned mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), issued by government sponsored enterprises (“GSEs”) with an amortized cost of $147.6 million and $117.9 million and approximate fair value of $148.1 million and $115.4 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, and December 31, 2018, all of the MBSs issued by GSEs were classified as “Available for Sale.” Unrealized losses on certain of these investments are not considered to be “other than temporary,” and we have the intent and ability to hold these until they mature or recover the current book value. The contractual cash flows of the investments are guaranteed by the GSE. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required sell these securities before a recovery of its amortized cost, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2019.

Non-agency Mortgage Backed Securities: The Company held private label mortgage-backed securities (“PLMBSs”), including CMOs, at June 30, 2019 with an amortized cost of $130.1 thousand and approximate fair value of $130.2 thousand. The Company held PLMBSs, including CMOs, at December 31, 2018 with an amortized cost of $199.9 thousand and approximate fair value of $204.1 thousand. Management monitors each of these securities on a quarterly basis to identify any deterioration in the credit quality, collateral values and credit support underlying the investments.

Note 3—Investment Securities-continued

State and Local Governments and Other: Management monitors these securities on a quarterly basis to identify any deterioration in the credit quality. Included in the monitoring is a review of the credit rating, a financial analysis and certain demographic data on the underlying issuer. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

The following sets forth the amortized cost and fair value of investment securities at June 30, 2019 by contractual maturity. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. MBSs are based on average life at estimated prepayment speeds.

June 30, 2019	Available-for-sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$11,268	$11,302
Due after one year through five years	120,978	121,265
Due after five years through ten years	88,993	91,060
Due after ten years	26,533	26,683
	$247,772	$250,310

Note 4—Loans

Loans summarized by category as of June 30, 2019, December 31, 2018 and June 30, 2018 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Commercial, financial and agricultural	$52,641	$53,933	$47,853
Real estate:
Construction	61,284	58,440	55,479
Mortgage-residential	49,927	52,764	50,190
Mortgage-commercial	524,348	513,833	486,107
Consumer:
Home equity	28,465	29,583	32,319
Other	10,042	9,909	12,385
Total	$726,707	$718,462	$684,333

Note 4—Loans-continued

The detailed activity in the allowance for loan losses and the recorded investment in loans receivable as of and for the six months ended June 30, 2019 and June 30, 2018 and for the year ended December 31, 2018 is as follows:

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
June 30, 2019
Allowance for loan losses:
Beginning balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263
Charge-offs	(2)	—	(7)	—	(1)	(66)	—	(76)
Recoveries	—	—	—	41	—	20	—	61
Provisions	7	(12)	(20)	99	(13)	59	(6)	114
Ending balance June 30, 2019	$435	$77	$404	$4,458	$247	$101	$640	$6,362

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$12	$—	$—	$—	$12

Collectively evaluated for impairment	435	77	404	4,446	247	101	640	6,350

June 30, 2019 Loans receivable:
Ending balance-total	$52,641	$61,284	$49,927	$524,348	$28,465	$10,042	$—	$726,707

Ending balances:
Individually evaluated for impairment	—	—	542	4,047	54	—	—	4,643

Collectively evaluated for impairment	$52,641	$61,284	$49,385	$520,301	$28,411	$10,042	$—	$722,064

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other		Unallocated	Total
June 30, 2018
Allowance for loan losses:
Beginning balance December 31, 2017	$221	$101	$461	$3,077	$308	$35		$1,594	$5,797
Charge-offs	—	—	(1)	—	—	(85)		—	(86)
Recoveries	3	—	2	114	5	21		—	145
Provisions	48	11	210	(573)	716	142		(323)	231
Ending balance June 30, 2018	$272	$112	$672	$2,618	$1,029	$113		$1,271	$6,087

Ending balances:
Individually evaluated for impairment	$—	$—	$1	$14	$—	$—		$—	$15

Collectively evaluated for impairment	272	112	671	2,604	1,029	113		1,271	6,072

June 30, 2018 Loans receivable:
Ending balance-total	$47,853	$55,479	$50,190	$486,107	$32,319	$12,38	5	$—	$684,333

Ending balances:
Individually evaluated for impairment	—	—	424	4,464	61	—		—	4,949

Collectively evaluated for impairment	$47,853	$55,479	$49,766	$481,643	$32,258	$12,385		$—	$679,384

Note 4—Loans-continued

(Dollars in thousands)
			Real estate	Real estate	Consumer
		Real estate	Mortgage	Mortgage	Home	Consumer
	Commercial	Construction	Residential	Commercial	equity	Other	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Beginning balance December 31, 2017	$221	$101	$461	$3,077	$308	$35	$1,594	$5,797
Charge-offs	—	—	(1)	—	(23)	(140)	—	(164)
Recoveries	3	—	4	210	6	61	—	284
Provisions	206	(12)	(33)	1,031	(30)	132	(948)	346
Ending balance December 31, 2018	$430	$89	$431	$4,318	$261	$88	$646	$6,263

Ending balances:
Individually evaluated for impairment	$—	$—	$—	$14	$—	$—	$—	$14

Collectively evaluated for impairment	430	89	431	4,304	261	88	646	6,249

December 31, 2018 Loans receivable:
Ending balance-total	$53,933	$58,440	$52,764	$513,833	$29,583	$9,909	$—	$718,462

Ending balances:
Individually evaluated for impairment	—	—	322	4,030	29	—	—	4,381

Collectively evaluated for impairment	$53,933	$58,440	$52,442	$509,803	$29,554	$9,909	$—	$714,081

Related party loans and lines of credit are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than the normal risk of collectability. The following table presents related party loan transactions for the six months ended June 30, 2019 and June 30, 2018:

(Dollars in thousands)	2019	2018
Beginning Balance January 1,	$5,937	$5,549
New Loans	106	1,778
Less loan repayments	1,668	936
Ending Balance June 30,	$4,375	$6,391

The following table presents at June 30, 2019 and December 31, 2018 loans individually evaluated and considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing troubled debt restructurings (“TDRs”).

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Total loans considered impaired	$4,643	$4,381
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	$425	$453
Related allowance	$12	$14
Loans considered impaired and previously written down to fair value	$2,729	$3,928
Average impaired loans	$4,797	$4,128

Note 4—Loans-continued

The following tables are by loan category and present at June 30, 2019, June 30, 2018 and December 31, 2018 loans individually evaluated and considered impaired under FASB ASC 310 “Accounting by Creditors for Impairment of a Loan.” Impairment includes performing TDRs.

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2019	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	542	600	—	590	10	578	8
Mortgage-commercial	3,622	6,625	—	3,706	180	3,694	90
Consumer:
Home equity	54	56	—	57	2	57	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	—	—	—	—	—	—	—
Mortgage-commercial	425	425	12	444	13	439	6
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	542	600	—	590	10	578	8
Mortgage-commercial	4,047	7,050	12	4,150	193	4,133	96
Consumer:
Home equity	54	56	—	57	2	57	1
Other	—	—	—	—	—	—	—
	$4,643	$7,706	$12	$4,797	$205	$4,768	$105

Note 4—Loans-continued

(Dollars in thousands)				Six months ended		Three months ended
		Unpaid		Average	Interest	Average	Interest
June 30, 2018	Recorded	Principal	Related	Recorded	income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	384	463	—	385	14	383	9
Mortgage-commercial	2,514	5,292	—	2,555	118	2,716	71
Consumer:
Home equity	61	61	—	62	1	59	1
Other	—	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial, agricultural	—	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	40	40	1	41	1	40	1
Mortgage-commercial	1,950	1,950	14	1,987	66	1,950	33
Consumer:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total:
Commercial, financial, agricultural	$—	$—	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—	—	—
Mortgage-residential	424	503	1	426	15	423	10
Mortgage-commercial	4,464	7,242	14	4,541	184	4,666	104
Consumer:
Home equity	61	61	—	62	1	59	1
Other	—	—	—	—	—	—	—
	$4,949	$7,806	$15	$5,029	$200	$5,148	$115

Note 4—Loans-continued

(Dollars in thousands)

December 31, 2018		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allowance recorded:
Commercial	$—	$—	$—	$—	$—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	3,577	6,173	—	3,232	128
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	—	—	—	—	—
Mortgage-commercial	453	453	14	380	21
Consumer:
Home Equity	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—
Mortgage-residential	322	371	—	483	9
Mortgage-commercial	4,030	6,626	14	3,612	149
Consumer:
Home Equity	29	30	—	33	2
Other	—	—	—	—	—
	$4,381	$7,027	$14	$4,128	$160

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

Note 4—Loans-continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered as pass rated loans. As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is shown in the table below. As of June 30, 2019 and December 31, 2018, no loans were classified as doubtful.

(Dollars in thousands)

June 30, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$52,599	$42	$—	$—	$52,641
Real estate:
Construction	61,284	—	—	—	61,284
Mortgage – residential	48,660	483	784	—	49,927
Mortgage – commercial	516,154	3,968	4,226	—	524,348
Consumer:
Home Equity	27,002	1,167	296	—	28,465
Other	9,998	44	—		10,042
Total	$715,697	$5,704	$5,306	$—	$726,707

(Dollars in thousands)

December 31, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial & agricultural	$53,709	$224	$—	$—	$53,933
Real estate:
Construction	58,440	—	—	—	58,440
Mortgage – residential	51,286	633	845	—	52,764
Mortgage – commercial	505,493	5,176	3,164	—	513,833
Consumer:
Home Equity	28,071	1,197	315	—	29,583
Other	9,907	—	2	—	9,909
Total	$706,906	$7,230	$4,326	$—	$718,462

At June 30, 2019 and December 31, 2018, non-accrual loans totaled $2.7 million and $2.5 million, respectively.

TDRs that are still accruing and included in impaired loans at June 30, 2019 and at December 31, 2018 amounted to $2.0 million. TDRs in non-accrual status at June 30, 2019 and December 31, 2018 amounted to $1.1 million and $1.2 million, respectively.

Loans greater than 90 days delinquent and still accruing interest were $0 and $31.2 thousand at June 30, 2019 and December 31, 2018, respectively.

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

Note 4—Loans-continued

A summary of changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 and June 30, 2018 follows:

(Dollars in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Accretable yield, beginning of period	$145	$12
Additions	—	—
Accretion	(7)	(14)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$138	$(2)

(Dollars in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Accretable yield, beginning of period	$153	$22
Additions	—	—
Accretion	(15)	(24)
Reclassification of nonaccretable difference due to improvement in expected cash flows	—	—
Other changes, net	—	—
Accretable yield, end of period	$138	$(2)

At June 30, 2019 and December 31, 2018, the recorded investment in purchased impaired loans was $110 thousand and $112 thousand, respectively. The unpaid principal balance was $197 thousand and $205 thousand at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, these loans were all secured by commercial real estate.

Note 4—Loans-continued

The following tables are by loan category and present loans past due and on non-accrual status as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
June 30, 2019	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$37	$4	$—	$—	$41	$52,600	$52,641
Real estate:
Construction	—	—	—	—	—	61,284	61,284
Mortgage-residential	249	15	—	542	806	49,121	49,927
Mortgage-commercial	339	—	—	2,094	2,433	521,915	524,348
Consumer:
Home equity	345	75	—	54	474	27,991	28,465
Other	43	44	—	—	87	9,955	10,042
	$1,013	$138	$—	$2,690	$3,841	$722,866	$726,707

(Dollars in thousands)			Greater than
	30-59 Days	60-89 Days	90 Days and		Total
December 31, 2018	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current	Total Loans

Commercial	$18	$8	$—	$—	$26	$53,907	$53,933
Real estate:
Construction	—	—	—	—	—	58,440	58,440
Mortgage-residential	110	163	—	284	557	52,207	52,764
Mortgage-commercial	1,302	—	—	2,232	3,534	510,299	513,833
Consumer:
Home equity	146	11	31	29	217	29,366	29,583
Other	14	55	—	—	69	9,840	9,909
	$1,590	$237	$31	$2,545	$4,403	$714,059	$718,462

The Company identifies TDRs as impaired under the guidance in ASC 310-10-35. There were no loans determined to be TDRs that were restructured during the three-month periods ended June 30, 2019 and June 30, 2018.

During the six-month periods ended June 30, 2019 and June 30, 2018, there were no loans determined to be TDRs in the previous twelve months that had payment defaults. Defaulted loans are those loans that are greater than 89 days past due.

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

Note 5—Recently Issued Accounting Pronouncements-continued

In January 2016, the FASB amended the Financial Instruments topic of the ASC (ASU 2016-01) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments were effective for the Company on January 1, 2018. The guidance affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure of financial instruments. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that exist as of the date of adoption of the amendments. ASU 2016-01 requires the use of exit price rather than entrance price in determining the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 6 - Fair Value of Financial Instruments for information regarding the change in the valuation of these loans. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments were effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition of leases. The Company evaluated the new guidance and its impact on the Company’s financial statements. Based on leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a right-of-use asset and lease liability of $2.8 million. See Note 9 “Leases” to the consolidated financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. On July 17, 2019, the FASB issued a proposal draft to extend the implementation date for certain smaller reporting companies to include SEC registrants classified as a Smaller Reporting Company. If this proposal is adopted the implementation date for the Company will be extended to January 1, 2023.

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

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments became effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments did not have a material impact on the Company’s financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the ASC. The amendments incorporate into the ASC recent U.S. Securities and Exchange Commission (“SEC”) guidance related to revenue recognition. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

Note 5—Recently Issued Accounting Pronouncements-continued

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

In July 2018, the FASB amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, amendments were made to give entities another option for transition and to provide lessors with a practical expedient. The amendments became effective for reporting periods beginning after December 15, 2018. The amendments did not have a material impact on the Company’s financial statements.

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

Loans Held for Sale - The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor are carried in the Company’s loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors at a locked in price with the investors on the same day that the loan was locked in with the company’s customers. Therefore, these loans present very little market risk for the Company and are classified as Level 2. The carrying amount of these loans approximates fair value.

Loans - The fair value of loans at June 30, 2019 and December 31, 2018 were measured using an exit price methodology, which includes an entry price notion that uses a discounted cash flow method to calculate the present future value of expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The exit price uses the entry price notion but also incorporates other assumptions such as market factors illiquidity risk and enhanced credit risk. These added assumptions are intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. In estimating the fair value, the Company’s portfolio is segmented using the six categories in Note 4 – Loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Prior to adoption of ASU 2016-01 loans other than impaired loans were classified as a Level 2 measurement, as of June 30, 2019 all loans are classified as a Level 3 measurement.

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

The carrying amount and estimated fair value by classification level of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$39,623	$39,623	$39,623	$—	$—
Available-for-sale securities	250,310	250,310	9	250,301	—
Other investments, at cost	1,992	1,992	—	—	1,992
Loans held for sale	8,730	8,730	—	8,730	—
Net loans receivable	720,345	705,837	—	—	705,837
Accrued interest	3,588	3,588	3,588	—	—
Financial liabilities:
Non-interest bearing demand	$263,833	$263,833	$—	$263,833	$—
Interest bearing demand deposits and money market accounts	396,973	396,973	—	396,973	—
Savings	101,227	101,227	—	101,227	—
Time deposits	175,358	175,828	—	175,828	—
Total deposits	937,391	937,861	—	937,861	—
Federal Home Loan Bank Advances	221	221	—	221	—
Short term borrowings	33,889	33,889	—	33,889	—
Junior subordinated debentures	14,964	13,275	—	13,275	—
Accrued interest payable	949	949	949	—	—

Note 6—Fair Value of Financial Instruments-continued

	December 31, 2018
		Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and short term investments	$32,268	$32,268	$32,268	$—	$—
Held-to-maturity securities	16,174	16,184	—	16,184	—
Available-for-sale securities	237,893	237,893	1,642	235,560	691
Other investments, at cost	1,955	1,955	—	—	1,955
Loans held for sale	3,223	3,223	—	3,223	—
Net loans receivable	712,199	697,432	—	—	697,432
Accrued interest	3,579	3,579	3,579	—	—
Financial liabilities:
Non-interest bearing demand	$244,686	$244,686	$—	$244,686	$—
Interest bearing demand deposits and money market accounts	393,473	393,473	—	393,473	—
Savings	108,368	108,368	—	108,368	—
Time deposits	178,996	177,797	—	177,797	—
Total deposits	925,523	925,849	—	925,849	—
Federal Home Loan Bank Advances	231	231	—	231	—
Short term borrowings	28,022	28,022	—	28,022	—
Junior subordinated debentures	14,964	14,178	—	14,178	—
Accrued interest payable	861	861	861	—	—

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2019 and December 31, 2018 that are measured on a recurring basis. There were no liabilities carried at fair value as of June 30, 2019 or December 31, 2018 that are measured on a recurring basis.

(Dollars in thousands)

Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$9,177	$—	$9,177	$—
Government sponsored enterprises	1,122	—	1,122	—
Mortgage-backed securities	148,172	—	148,172	—
Small Business Administration pools	51,907	—	51,907	—
State and local government	39,913	—	39,913	—
Corporate and other securities	19	9	10	—
	250,310	9	250,301	—
Loans held for sale	8,730	—	8,730	—
Total	$259,040	$9	$259,031	$—

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)

Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Treasury Securities	$15,457	$—	$15,457	$—
Government sponsored enterprises	1,100	—	1,100	—
Mortgage-backed securities	115,475	—	114,784	691
Small Business Administration securities	55,336	1,633	53,703	—
State and local government	50,506	—	50,506	—
Corporate and other securities	19	9	10	—
	237,893	1,642	235,560	691
Loans held for sale	3,223	—	3,223	—
Total	$241,116	$1,642	$238,783	$691

The following tables summarize quantitative disclosures about the fair value for each category of assets carried at fair value as of June 30, 2019 and December 31, 2018 that are measured on a non-recurring basis. There were no Level 3 financial instruments as of June 30, 2019 and June 30, 2018 measured on a recurring basis.

(Dollars in thousands)
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Real estate:
Mortgage-residential	542	—	—	542
Mortgage-commercial	4,047	—	—	4,047
Consumer:
Home equity	54	—	—	54
Other	—	—	—	—
Total impaired	4,643	—	—	4,643
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	584	—	—	584
Total other real estate owned	1,412	—	—	1,412
Total	$6,055	$—	$—	$6,055

Note 6—Fair Value of Financial Instruments-continued

(Dollars in thousands)
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Real estate:
Mortgage-residential	322	—	—	322
Mortgage-commercial	4,016	—	—	4,016
Consumer:
Home equity	29	—	—	29
Other	—	—	—	—
Total impaired	4,367	—	—	4,367
Other real estate owned:
Construction	828	—	—	828
Mortgage-residential	632	—	—	632
Total other real estate owned	1,460	—	—	1,460
Total	$6,057	$—	$—	$6,057

The Company has a large percentage of loans with real estate serving as collateral. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs. Third party appraisals are generally obtained when a loan is identified as being impaired or at the time it is transferred to OREO. This internal process consists of evaluating the underlying collateral to independently obtained comparable properties. With respect to less complex or smaller credits, an internal evaluation may be performed. Generally, the independent and internal evaluations are updated annually. Factors considered in determining the fair value include, among others, geographic sales trends, the value of comparable surrounding properties and the condition of the property. The aggregate amount of impaired loans was $4.6 million and $4.4 million as of June 30, 2019 and December 31, 2018, respectively.

Note 6—Fair Value of Financial Instruments-continued

For Level 3 assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2019	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,412	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost
Impaired loans	$ 4,631	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

(Dollars in thousands)	Fair Value as of December 31, 2018	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
OREO	$ 1,460	Appraisal Value/Comparison Sales/Other estimates	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Impaired loans	$ 4,367	Appraisal Value	Appraisals and or sales of comparable properties	Appraisals discounted 6% to 16% for sales commissions and other holding cost

Note 7—Deposits

The Company’s total deposits are comprised of the following at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Non-interest bearing demand deposits	$263,833	$244,686
Interest bearing demand deposits and money market accounts	396,973	393,473
Savings	101,227	108,369
Time deposits	175,358	178,995
Total deposits	$937,391	$925,523

As of June 30, 2019 and December 31, 2018, the Company had time deposits greater than $250,000 of $30.7 million and $27.8 million, respectively.

Note 8—Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. The Company has four reportable segments:

•	Commercial and retail banking: The Company’s primary business is to provide deposit and lending products and services to its commercial and retail customers.

•	Mortgage banking: This segment provides mortgage origination services for loans that will be sold to investors in the secondary market.

•	Investment advisory and non-deposit: This segment provides investment advisory services and non-deposit products.

•	Corporate: This segment includes the parent company financial information, including interest on parent company debt and dividend income received from First Community Bank (the “Bank”).

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2019	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$20,480	$488	$—	$3,042	$(3,030)	$20,980
Interest expense	2,449	—	—	395	—	2,844
Net interest income	$18,031	$488	$—	$2,647	$(3,030)	$18,136
Provision for loan losses	114	—	—	—	—	114
Noninterest income	2,686	2,082	927	—	—	5,695
Noninterest expense	14,170	1,755	862	176	—	16,963
Net income before taxes	$6,433	$815	$65	$2,471	$(3,030)	$6,754
Income tax provision (benefit)	1,517	—	—	(139)	—	1,378
Net income (loss)	$4,916	$815	$65	$2,610	$(3,030)	$5,376

(Dollars in thousands)	Commercial		Investment
Six months ended June 30, 2018	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$18,731	$408	$—	$1,831	$(1,820)	$19,150
Interest expense	1,337	—	—	340	—	1,677
Net interest income	$17,394	$408	$—	$1,491	$(1,820)	$17,473
Provision for loan losses	231	—	—	—	—	231
Noninterest income	2,791	1,967	784	—	—	5,542
Noninterest expense	13,310	1,577	723	209	—	15,819
Net income before taxes	$6,644	$798	$61	$1,282	$(1,820)	$6,965
Income tax provision (benefit)	1,382	—	—	(127)	—	1,255
Net income (loss)	$5,262	$798	$61	$1,409	$(1,820)	$5,710
30

Note 8—Reportable Segments-continued

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2019	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$10,355	$251	$—	$2,025	$(2,025)	10,606
Interest expense	1,293	—	—	197	—	1,490
Net interest income	$9,062	$251	$—	$1,828	$(2,025)	$9,116
Provision for loan losses	9	—	—	—	—	9
Noninterest income	1,458	1,238	490	—	—	3,186
Noninterest expense	7,146	951	447	96	—	8,640
Net income before taxes	$3,365	$538	$43	$1,732	$(2,025)	$3,653
Income tax provision (benefit)	832	—	—	(60)	—	772
Net income	$2,533	$538	$43	$1,792	$(2,025)	$2,881

(Dollars in thousands)	Commercial		Investment
Three months ended June 30, 2018	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Dividend and Interest Income	$9,602	$211	$—	$922	$(916)	$9,819
Interest expense	698	—	—	182	—	880
Net interest income	$8,904	$211	$—	$740	$(916)	$8,939
Provision for loan losses	29	—	—	—	—	29
Noninterest income	1,494	1,016	401	—	—	2,911
Noninterest expense	6,900	823	382	120	—	8,225
Net income before taxes	$3,469	$404	$19	$620	$(916)	$3,596
Income tax provision (benefit)	657	—	—	(62)	—	595
Net income	$2,812	$404	$19	$682	$(916)	$3,001

	Commercial		Investment
(Dollars in thousands)	and Retail	Mortgage	advisory and
	Banking	Banking	non-deposit	Corporate	Eliminations	Consolidated

Total Assets as of June 30, 2019	$1,095,563	$19,703	$4	$128,298	$(127,600)	$1,115,968

Total Assets as of December 31, 2018	$1,074,838	$16,078	$9	$129,992	$(129,322)	$1,091,595
31

Note 9—Leases

Effective January 1, 2019, the Company adopted ASC 842 “Leases”. Currently, the Company has operating leases on two of its facilities that are accounted for under this standard. As a result of this standard, the Company recognized a right-of-use asset and a lease liability of $2.8 million, respectively. During the six-month period ended June 30, 2019, the Company made cash payments in the amount of $98.0 thousand for operating leases and the lease liability was reduced by $30.7 thousand. The lease expense recognized during the three- and six-month periods ended June 30, 2019 amounted to $58.1 thousand and $116.3 thousand, respectively. The following table is a maturity analysis of the operating lease liabilities. The weighted average remaining lease term as of June 30, 2019 is 18.63 years and the weighted average discount rate used is 4.83%.

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

In May 2019, our Board of Directors approved a stock repurchase plan whereby we could repurchase up to 300,000 shares of our common stock. As of June 30, 2019, we have repurchased 185,361 shares at an average stock price of $18.41 per share pursuant to the plan. During the month of July 2019, we have repurchased the remaining 114,639 shares available under the plan to be repurchased. The 300,000 shares were repurchased for an overall average stock price of $18.79 per share.

Management has reviewed events occurring through the date the financial statements were available to be issued and have determined that no additional subsequent events occurred requiring accrual or disclosure.

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
33

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2019 as compared to the six months and three months ended June 30, 2018 and also analyzes our financial condition as of June 30, 2019 as compared to December 31, 2018. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2019 and our notes included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 14, 2019.

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

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in merger or acquisition transactions. These costs are amortized over the estimated useful lives of the deposit accounts acquired on a method that we believe reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets and Liabilities

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Bank. At June 30, 2019 and December 31, 2018, we were in a net deferred tax asset position.

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

Comparison of Results of Operations for Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Net Income

Our net income for the six months ended June 30, 2019 was $5.4 million or $0.70 diluted earnings per common share, as compared to $5.7 million or $0.74 diluted earnings per common share for the six months ended June 30, 2018. Net interest income increased $663 thousand for the six months ended June 30, 2019 as compared to the same period in 2018. This increase is primarily a result of an increase in average earning assets in the first half of 2019 as compared to the same period in 2018. Net interest margin for the six months ended June 30, 2019 improved by 2 basis points as compared to the same period in 2018 from 3.64% to 3.66%. The increase in net interest margin was offset by an increase in non-interest expense. Non-interest expense for the six months ended June 30, 2019 increased $1.1 million as compared to the same period in 2018.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the six months ended June 30, 2019 and 2018, along with average balances and the related interest income and interest expense amounts.

Net interest income was $18.1 million for the six months ended June 30, 2019 as compared to $17.5 million for the six months ended June 30, 2018. The $663 thousand increase in net interest income was primarily attributable to an increase in average earning assets of $31.4 million as well as a slight increase of 2 basis points in the net interest margin between the two periods. Our net interest margin was 3.66% during the six months ended June 30, 2019 as compared to 3.64% for the same period in 2018. The yield on earning assets increased by 24 basis points in the first half of 2019 as compared to the same period in 2018. Average loans comprised 72.7% of average earning assets in the first six months of 2019 as compared to 69.0 % in the same period of 2018. The yield on our loan portfolio increased 9 basis points in the six-month period ended June 30, 2019 to 4.83% as compared to 4.74% during the same period in 2018. The yield on our investment portfolio for the six-month period ended June 30, 2019 increased to 2.66% from 2.38% for the same period in 2018. Increases in the federal funds target rate over the last year have increased the yields on certain variable rate products in both our loan and investment portfolio. The cost of interest-bearing liabilities during the first six months of 2019 was 0.80% as compared to 0.47% in the same period in 2018. The continued focus and resulting shift in our deposit funding mix, as well as our current liquidity position, has assisted us in controlling our overall cost of funds during this period of increasing short term interest rates. Interest-bearing transaction accounts, money market accounts and savings deposits, which are typically our lower cost funds, represent 67.6% of our average interest-bearing liabilities during the first six months of 2019 as compared to 66.8% in the same period in 2018.

Provision and Allowance for Loan Losses

At June 30, 2019 and December 31, 2018, the allowance for loan losses was $6.4 million, or 0.88% of total loans (excluding loans held for sale), and $6.3 million, or 0.87% of total loans (excluding loans held for sale), respectively. Loans that were acquired in the acquisition of Cornerstone Bancorp (“Cornerstone”) in 2017 as well as in the acquisition of Savannah River Financial Corporation (“Savannah River”) in 2014 are accounted for under FASB ASC 310-30. These acquired loans were initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. The credit component on loans related to cash flows not expected to be collected is not subsequently accreted (non-accretable difference) into interest income. Any remaining portion representing the excess of a loan’s or pool’s cash flows expected to be collected over the fair value is accreted (accretable difference) into interest income. At June 30, 2019 and December 31, 2018, the remaining credit component on loans attributable to acquired loans in the Cornerstone and Savannah River transactions was $485 thousand and $660 thousand, respectively. Our provision for loan losses was $114 thousand and $231 thousand for the six months ended June 30, 2019 and 2018, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, the experience ability and depth of lending personnel, economic conditions (local and national) that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, and concentrations of credit. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We perform an analysis quarterly to assess the risk within the loan portfolio. The portfolio is segregated into similar risk components for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type and by regulatory credit risk classification (See Note 4 – Loans). The annualized weighted average loss ratios over the last 36 months for all loan risk categories has been approximately 0.26%, 0.10% and 0.01%. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The allocated portion of the allowance is based on historical loss experience as well as certain qualitative factors as explained above. The qualitative factors have been established based on certain assumptions made as a result of the current economic conditions and are adjusted as conditions change to be directionally consistent with these changes. The unallocated portion of the allowance is composed of factors based on management’s evaluation of various conditions that are not directly measured in the estimation of probable losses through the experience formula or specific allowances. The overall risk as measured in our three-year lookback, both quantitatively and qualitatively, does not encompass a full economic cycle. The U.S. economy has been in an extended period of recovery. The period at which we will reach full recovery or revert back to a slowing economy is not determinable. Net charge-offs in the 2009 to 2011 period averaged 63 basis points annualized in our loan portfolio. Over the most recent three-year period, net charge-offs have averaged less than 1 basis point annualized. We believe the unallocated portion of our allowance represents potential risk associated throughout a full economic cycle. The percentage of the unallocated portion of the allowance to the total allowance has declined over the last several years. Management does not believe it would be judicious to reduce the overall level of the allowance at this time.

Our Company has a significant portion of its loan portfolio with real estate as the underlying collateral. At June 30, 2019 and December 31, 2018, approximately 91.3% and 91.1%, respectively, of the loan portfolio had real estate collateral. When loans, whether commercial or personal, are granted, they are based on the borrower’s ability to generate repayment cash flows from income sources sufficient to service the debt. Real estate is generally taken to reinforce the likelihood of the ultimate repayment and as a secondary source of repayment. We work closely with all our borrowers that experience cash flow or other economic problems, and we believe that we have the appropriate processes in place to monitor and identify problem credits. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. The allowance is also subject to examination and testing for adequacy by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions. Such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

Non-performing assets were $4.1 million (0.36% of total assets) at June 30, 2019 as compared to $4.0 million (0.37% of total assets) at December 31, 2018. While we believe the non-performing assets to total assets ratios are favorable in comparison to current industry results (both nationally and locally), we continue to be concerned about the sustainability of the improved economic environment on our customer base of local businesses and professionals. There were 31 loans totaling $2.7 million included in non-performing status (non-accrual loans and loans past due 90 days and still accruing) at June 30, 2019. The largest loan included in non-accrual status is in the amount of $701 thousand and is secured by a first mortgage on developed lots to be sold for residential use. The average balance of the remaining 30 loans is approximately $66 thousand, and the majority of these are secured by first mortgage liens. At the time the loans are placed in non-accrual status, we typically obtain an updated appraisal and, if the loan balance exceeds fair value, write the balance down to the fair value. At June 30, 2019, we had no loans delinquent 90 days or more and still accruing interest. At June 30, 2019, we had loans totaling $1.2 million that were delinquent 30 days to 89 days representing 0.16% of total loans.

Our management continuously monitors non-performing, classified and past due loans to identify deterioration regarding the condition of these loans. At June 30, 2019, there have been no loans identified as potential problem loans.

The following table summarizes the activity related to our allowance for loan losses for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Average loans (including loans held for sale) outstanding	$726,398	$667,929
Loans outstanding at period end	$726,707	$684,333
Non-performing assets:
Nonaccrual loans	$2,690	$2,958
Loans 90 days past due still accruing	—	959
Repossessed-other	—	—
Foreclosed real estate and other assets	1,412	1,824
Total non-performing assets	$4,102	$5,741

Beginning balance of allowance	$6,263	$5,797
Loans charged-off:
1-4 family residential mortgage	7	1
Non-residential real estate	—	—
Home equity	1	—
Commercial	2	—
Installment & credit card	66	85
Total loans charged-off	76	86
Recoveries:
1-4 family residential mortgage	—	2
Non-residential real estate	41	114
Home equity	—	5
Commercial	—	3
Installment & credit card	20	21
Total recoveries	61	145
Net loan recoveries (charge offs)	(15)	59
Provision for loan losses	114	231
Balance at period end	$6,362	$6,087

Net (recoveries) charge-offs to average loans	0.00%	(0.01%)
Allowance as percent of total loans	0.88%	0.89%
Non-performing assets as % of total assets	0.36%	0.53%
Allowance as % of non-performing loans	155.09%	155.40%

The following allocation of the allowance to specific components is not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses in the portfolio.

Composition of the Allowance for Loan Losses

(Dollars in thousands)	June 30, 2019		December 31, 2018
		% of loans in		% of loans in
	Amount	Category	Amount	Category
Commercial, Financial and Agricultural	$435	7.2%	$430	7.5%
Real Estate – Construction	77	8.4%	89	8.1%
Real Estate Mortgage:
Residential	404	6.9%	431	7.3%
Commercial	4,458	72.2%	4,318	71.6%
Consumer:
Home Equity	247	3.9%	261	4.1%
Other	101	1.4%	88	1.4%
Unallocated	640	N/A	646	N/A
Total	$6,362	100.0%	$6,263	100.0%

Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in non-accrual status when it becomes 90 days or more past due. At the time a loan is placed in non-accrual status, all interest, which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Non-interest Income and Non-interest Expense

Non-interest income during the first six months of 2019 was $5.7 million as compared to $5.5 million during the same period in 2018. Deposit service charges decreased $95 thousand during the first half of 2019 as compared to the same period in 2018. Changes in the overdraft protection fee collection regulatory requirements continue to contribute to the decrease in overall deposit service charge fees. Mortgage banking income and investment advisory fees accounted for $115 thousand and $143 thousand, respectively, of the increase in the first half of 2019 as compared to the same period in 2018. Mortgage loan production in the first six months of 2019 amounted to $61.3 million as compared to $56.7 million during the same period of 2018. At June 30, 2019, we had $333.9 million in assets under management as compared to $281.9 million at June 30, 2018. Management continues to focus on increasing both the mortgage banking income as well as the investment advisory fees and commissions. During the first half of 2019, we sold investment securities for a net gain of $135 thousand as compared to a net loss on sale of investment securities of $10 thousand in the same period in 2018.

The following is a summary of the components of other non-interest income for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2019	2018
ATM debit card income	$994	$911
Income on bank owned life insurance	341	372
Rental income	140	141
Loan late charges	49	50
Safe deposit fees	27	28
Wire transfer fees	38	41
Other	174	339
Total	$1,763	$1,878
40

Total non-interest expense increased $1.2 million in the first half of 2019 to $17.0 million as compared to $15.8 million in the first half of 2018. Salary and benefit expense increased $922 thousand to $10.4 million in the first half of 2019 as compared to $9.4 million in the first half of 2018. This increase is primarily a result of the normal salary adjustments, as well as the addition of two new full-service offices opened in the first half of 2019. We opened a downtown Greenville, South Carolina office in February 2019. In June 2019, we opened a full-service branch in Evans, Georgia. The hiring for positions in these branches takes place prior to opening and therefore the cost for staffing and benefits impacts substantially all of the first six months of 2019. At June 30, 2019 and 2018, we had 244 and 235 full time equivalent employees, respectively. The increase in occupancy expense of $105 thousand in first half of 2019 as compared to same period in 2018 is primarily a result of the addition of the two new branch offices. Marketing and public relations expense increased to $605 thousand in the first half of 2019 from $283 thousand in the first half of 2018. The timing of a media campaign impacts the recognition of marketing expense, and it is expected that the overall 2019 annual media cost will not vary substantially from the annual cost incurred in 2018. Non-interest expense “Other” decreased $159 thousand in first six months of 2019 as compared to the same period in 2018. The 2018 period includes the cost of purchasing South Carolina Rehabilitation tax credits for $165 thousand. The amount of the tax credit received and recorded for the same period in the 2018 was $205 thousand. There were no costs related to purchasing tax credits in the six months ended June 30, 2019.

The following is a summary of the components of other non-interest expense for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2019	2018
Data processing	$1,276	$1,146
Supplies	83	80
Telephone	211	222
Courier	68	75
Correspondent services	121	130
Insurance	121	128
Postage	23	29
Legal and professional fees	442	506
Loss on limited partnership interest	23	23
Director fees	183	197
Shareholder expense	78	105
Dues	70	72
Subscriptions	94	100
Loan closing costs/fees	161	119
Other	491	672
	$3,445	$3,604

Income Tax Expense

Our effective tax rate was 20.4% and 18.0% in the first half of 2019 and 2018, respectively. As noted previously, the purchase of the South Carolina Rehabilitation tax credits reduced our state income tax expense by $205 thousand for the six months ended June 30, 2018. As a result, of our current level of tax-exempt securities in our investment portfolio and our BOLI holdings, the effective tax rate is expected to be 20.5% to 21.0 % throughout the remainder of 2019.

Comparison of Results of Operations for Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Net Income

Our net income for the three months ended June 30, 2019 was $2.9 million, or $0.37 diluted earnings per common share, as compared to $3.0 million, or $0.39 diluted earnings per common share, for the three months ended June 30, 2018. Net interest income increased $177 thousand for the three months ended June 30, 2019 as compared to the same period in 2018. Average earning assets increased by $27.4 million in the second quarter of 2019 as compared to the same period in 2018. The net interest margin decreased to 3.64% during the second quarter of 2019 as compared to 3.67% during the second quarter of 2018.

Net Interest Income

Please refer to the table at the end of this Item 2 for the yield and rate data for interest-bearing balance sheet components during the three-month periods ended June 30, 2019 and 2018, along with average balances and the related interest income and interest expense amounts.

Net interest income was $9.1 million and $8.9 million for the three months ended June 30, 2019 and 2018, respectively. Our net interest margin decreased by 3 basis points from 3.67% for the three months ended June 30, 2018 to 3.64% for the three months ended June 30, 2019. As a result of several increases in the target fed funds rate in 2018, we began to experience rate pressure on our deposit funding cost particularly in the last half of 2018 and early 2019. In comparing the second quarter of 2019 to the same period in 2018, our total interest-bearing liabilities cost increased by 35 basis points whereas our yield on earning assets increased by only 20 basis points. The negative impact on the decline in net interest margin was partially offset by an increase of $27.4 million in average earning assets between the two periods.

Non-interest Income and Non-interest Expense

Non-interest income during the second quarter of 2019 was $3.2 million as compared to $2.9 million during the same period in 2018. Mortgage banking income increased $222 thousand for the three months ended June 30, 2019 as compared to the same period in 2018. Mortgage loan production in the second quarter of 2019 was $36.9 million as compared to $34.4 million in the second quarter of 2018. In addition, we experienced an approximate 5% increase in our margin (income before tax/revenues) in this line of business in the second quarter of 2019 as compared to the same period in 2018. The margin is significantly impacted by the product types originated during each period. Investment advisory fees increased $88 thousand in the second quarter of 2019 as compared to the same period of 2018. As noted in the six month results above, the increase in assets under management between the two period accounts for this increase. During the second quarter of 2018, we sold securities in the amount of $15.0 million and realized a net gain of $94 thousand. During the second quarter of 2019, we sold securities in the amount of $41.5 million and recognized a net gain of $165 thousand. These 2019 sales were part of a minor restructuring of the portfolio to extend the portfolio’s average life slightly to provide for better downside interest rate protection.

Total non-interest expense increased $415 thousand in the second quarter of 2019 to $8.6 million as compared to $8.2 million in the second quarter of 2018. Salary and benefit expense increased $329 thousand to $5.2 million in the second quarter of 2019 as compared to $4.9 million in the second quarter of 2018. As previously noted, we opened two new full-service offices in the first half of 2019 and the additional staffing and benefit cost associated with these openings account for the majority of the increase. Occupancy expense increased $64 thousand between the two periods and the opening of the new offices resulted in substantially all of the increase. The marketing expense in the second quarter of 2019 increased $236 thousand which as previously noted is impacted by the timing of various marketing campaigns. Much of this increase centered around the timing of the opening of the two new full-service offices. As noted above, the cost of South Carolina Rehabilitation tax credits of $164 thousand acquired in the second quarter of 2018 accounts for the decrease in Non-interest expense “Other” of $169 thousand in second the quarter of 2019 as compared to the same period in 2018.

The following is a summary of the components of other non-interest expense for the periods indicated:

	Three months ended
(Dollars in thousands)	June 30,
	2019	2018
Data processing	$659	$572
Supplies	38	44
Telephone	106	105
Courier	30	37
Correspondent services	65	60
Insurance	64	67
Postage	12	11
Legal and Professional fees	211	252
Director Fees	96	104
Shareholder expense	38	55
Dues	35	37
Subscriptions	46	50
Loan closing cost	80	68
Other Miscellaneous	263	450
	$1,743	$1,912

Financial Position

Assets totaled $1.1 billion at June 30, 2019 and December 31, 2018. Loans increased by approximately $8.2 million during the six months ended June 30, 2019. Loans (excluding loans held for sale) at June 30, 2019 were $726.7 million as compared to $718.5 million at December 31, 2018. As a result of significant loan pay offs or pay downs, the loan portfolio excluding loans held-for-sale increased only $8.2 million from December 31, 2018 to June 30, 2019. Total loan production was $64.4 million during the first half of 2019. Deposits increased $11.9 million to $937.4 million at June 30, 2019 as compared to $925.5 million at December 31, 2018. Pure deposits (deposits less time deposits) represented 84.4% of total deposits as of June 30, 2019 as compared to 84.0% at December 31, 2018. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds. One of our goals as a community bank has been, and continues to be, to grow our assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. We remain committed to meeting the credit needs of our local markets. A slow-down in the national or local economic conditions as well as deterioration of asset quality within our Company could significantly impact our ability to continue to grow our loan portfolio.

The following table shows the composition of the loan portfolio by category at the dates indicated:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial, financial & agricultural	$52,641	7.2%	$53,933	7.5%
Real estate:
Construction	61,284	8.4%	58,440	8.1%
Mortgage – residential	49,927	6.9%	52,764	7.3%
Mortgage – commercial	524,348	72.2%	513,833	71.6%
Consumer:
Home Equity	28,465	3.9%	29,583	4.1%
Other	10,042	1.4%	9,909	1.4%
Total gross loans	726,707	100.0%	718,462	100.0%
Allowance for loan losses	(6,362)		(6,263)
Total net loans	$720,345		$712,199

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

Deposits increased by $11.9 million to $937.4 million at June 30, 2019 as compared to $925.5 million at December 31, 2018. We continue to focus on growing our pure deposits as a percentage of total deposits in order to better manage our overall cost of funds.

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

A monitoring technique employed by the ALCO is the measurement of interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Simulation modeling is performed to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. We model the impact on net interest income for several different changes, to include a flattening, steepening and parallel shift in the yield curve. For each of these scenarios, we model the impact on net interest income in an increasing and decreasing rate environment of 100 and 200 basis points. Policies have been established in an effort to maintain the maximum anticipated negative impact of these modeled changes in net interest income at no more than 10% and 15% in a 100 and 200 basis point change in interest rates, respectively, over a twelve-month period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

We are currently asset sensitive within one year. However, neither the “gap” analysis nor asset/liability simulation modeling is a precise indicator of our interest sensitivity position due to the many factors that affect net interest income, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Based on the many factors and assumptions used in simulating the effect of changes in interest rates, the following table estimates the percentage change in net interest income at June 30, 2019 and December 31, 2018 over twelve months.

Net Interest Income Sensitivity

Change in short-term interest rates	Hypothetical percentage change in net interest income
	June 30, 2019	December 31, 2018
+200bp	-2.69%	-3.54%
+100bp	-1.23%	-1.58%
Flat	—	—
-100bp	-2.05%	-0.34%
-200bp	-5.58%	-4.37%

The decrease in net interest income in a down 200 basis point environment primarily results from the current level of interest rates being paid on our interest bearing transaction accounts as well as money market accounts. The interest rates on these accounts are at a level where they may not be repriced in proportion to the change in interest rates. At the current low interest rate levels, we believe that a downward shift of 200 basis points across the entire yield curve is unlikely. The modest decrease in a rising rate environment primarily relates to the historical beta assumptions in the modeling. We are currently not deposit repricing at these levels. We have been able to control deposit pricing in the current rising rate environment primarily as a result of our current liquidity levels as well as continued core deposit growth. The two-year impact of rising rates of 100 and 200 basis points, at our historical beta levels, reflects net interest income increasing by 2.5% and 4.0%, respectively.

We also perform a valuation analysis projecting future cash flows from assets and liabilities to determine the Present Value of Equity (“PVE”) over a range of changes in market interest rates. The sensitivity of PVE to changes in interest rates is a measure of the sensitivity of earnings over a longer time horizon. At June 30, 2019, the PVE exposure in a plus 200 basis point increase in market interest rates was estimated to be (5.51)% as compared to (0.09)% at December 31, 2018.

Liquidity and Capital Resources

We believe our liquidity remains adequate to meet operating and loan funding requirements. Interest-bearing bank balances, federal funds sold, and investment securities available-for-sale represent 22.4% of total assets at June 30, 2019. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term and short-term liquidity needs successfully. These needs include the ability to respond to short-term demand for funds caused by the withdrawal of deposits, maturity of repurchase agreements, extensions of credit and the payment of operating expenses. Other sources of liquidity, in addition to deposit gathering activities, include maturing loans and investments, purchase of federal funds from other financial institutions and selling securities under agreements to repurchase. We monitor closely the level of large certificates of deposits in amounts of $100 thousand or more as they tend to be more sensitive to interest rate changes and, thus, less reliable sources of funding for liquidity purposes. At June 30, 2019, the amount of time deposits of $100 thousand or more represented 9.2% of total deposits and the amount of time deposits of $250 thousand or more represented 3.3% of deposits. The majority of these deposits are issued to local customers, many of whom have other product relationships with the Bank.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2019, we had issued commitments to extend credit of $133 million, including $37 million in unused home equity lines of credit, through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

We generally maintain a high level of liquidity and adequate capital, which along with continued retained earnings, we believe will be sufficient to fund the operations of the Bank for at least the next 12 months. Shareholders’ equity was 10.5% of total assets at June 30, 2019 and 10.3% at December 31, 2018. The Bank maintains federal funds purchased lines in the total amount of $20.0 million with two financial institutions, although these were not utilized in the first half of 2019. The FHLB of Atlanta has approved a line of credit of up to 25% of the Bank’s assets, which, when utilized, is collateralized by a pledge against specific investment securities and/or eligible loans. We regularly review our liquidity position and have implemented internal policies establishing guidelines for sources of asset-based liquidity and evaluate and monitor the total amount of purchased funds used to support the balance sheet and funding from noncore sources. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term liquidity needs successfully.

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

As outlined above, we are generally not subject to the Federal Reserve capital requirements unless advised otherwise because we qualify as a small bank holding company. Our Bank remains subject to capital requirements including a minimum leverage ratio and a minimum ratio of “qualifying capital” to risk weighted assets. As of June 30, 2019, the Bank met all capital adequacy requirements under the rules on a fully phased-in basis. The Bank’s risk-based capital ratios of leverage ratio, Tier 1, and total capital were 10.2%, 13.5% and 14.2%, respectively, at June 30, 2019 as compared to 10.0%, 13.2%, and 14.0%, respectively, at December 31, 2018. The Bank’s Common Equity Tier 1 ratio at both June 30, 2019 and December 31, 2018 was 13.5 and 13.2%, respectively. Under the Basel III rules, we anticipate that the Bank will remain a well-capitalized institution for at least the next 12 months.

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

In addition, since we are a legal entity separate and distinct from the Bank and do not conduct stand-alone operations, our ability to pay dividends depends on the ability of the Bank to pay dividends to us, which is also subject to regulatory restrictions. As a South Carolina-chartered bank, our Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions. The FDIC also has the authority under federal law to enjoin a bank from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

In May 2019, our Board of Directors approved a stock repurchase plan whereby we could repurchase up to 300,000 shares of our common stock. As of June 30, 2019, we have repurchased 185,361 shares at an average stock price of $18.41 per share pursuant to the plan. During the month of July 2019, we have repurchased the remaining 114,639 shares available under the plan to be repurchased. The 300,000 shares were repurchased for an overall average stock price of $18.79 per share. After completion of the repurchase plan, the Bank continues to exceed all capital adequacy requirements under the rules on a fully phased-in basis.

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

(Dollars in Thousands)	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$726,398	$17,401	4.83%	$667,929	$15,697	4.74%
Securities:	251,114	3,315	2.66%	277,182	3,272	2.38%
Federal funds sold and securities purchased under agreements to resell	21,951	264	2.43%	22,921	181	1.59%
Total earning assets	999,463	20,980	4.23%	968,032	19,150	3.99%
Cash and due from banks	13,680			13,503
Premises and equipment	35,645			35,173
Intangibles	16,511			17,011
Other assets	37,406			36,192
Allowance for loan losses	(6,334)			(5,957)
Total assets	$1,096,371			$1,063,954
Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$198,270	283	0.29%	$190,302	139	0.15%
Money market accounts	178,201	822	0.93%	181,830	338	0.37%
Savings deposits	107,778	72	0.13%	106,532	73	0.14%
Time deposits	178,424	1,005	1.14%	193,429	634	0.66%
Other borrowings	53,290	662	2.51%	44,267	493	2.25%
Total interest-bearing liabilities	715,963	2,844	0.80%	716,360	1,677	0.47%
Demand deposits	253,839			234,225
Other liabilities	11,040			7,556
Shareholders’ equity	115,529			105,813
Total liabilities and shareholders’ equity	$1,096,371			$1,063,954

Cost of funds, including demand deposits			0.59%			0.36%
Net interest spread			3.43%			3.52%
Net interest income/margin		$18,136	3.66%		$17,473	3.64%
Net interest income/margin FTE basis	$208	$18,344	3.70%	$231	$17,704	3.69%

FIRST COMMUNITY CORPORATION

Yields on Average Earning Assets and Rates

on Average Interest-Bearing Liabilities

(Dollars in Thousands)	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Assets
Earning assets
Loans	$728,709	$8,792	4.84%	$677,524	$8,080	4.78%
Securities:	250,316	1,659	2.66%	275,714	1,629	2.37%
Federal funds sold and securities purchased	26,376	155	2.36%	24,803	110	1.78%
Total earning assets	1,005,401	10,606	4.23%	978,041	9,819	4.03%
Cash and due from banks	13,998			13,336
Premises and equipment	35,765			34,784
Intangibles	16,442			16,941
Other assets	38,095			36,241
Allowance for loan losses	(6,355)			(6,044)
Total assets	$1,103,346			$1,073,299

Liabilities
Interest-bearing liabilities
Interest-bearing transaction accounts	$202,095	$134	0.27%	$194,514	$72	0.15%
Money market accounts	177,039	481	1.09%	185,922	194	0.42%
Savings deposits	107,638	36	0.13%	106,523	34	0.13%
Time deposits	176,715	530	1.20%	193,635	338	0.70%
Other borrowings	50,012	309	2.48%	38,510	242	2.52%
Total interest-bearing liabilities	713,499	1,490	0.84%	719,104	880	0.49%
Demand deposits	260,712			240,594
Other liabilities	11,880			7,569
Shareholders’ equity	117,255			106,032
Total liabilities and shareholders’ equity	$1,103,346			$1,073,299

Cost of funds, including demand deposits			0.61%			0.37%
Net interest spread			3.39%			3.54%
Net interest income/margin		$9,116	3.64%		$8,939	3.67%
Net interest income/margin FTE basis	$95	$9,211	3.67%	$113	$9,052	3.71%
48

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, the Company believes would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

In May 2019, we announced that the Board of Directors approved the repurchase up to 300,000 shares of our common stock, which represents less than 4% of the shares outstanding as of March 31, 2019. Under the repurchase plan, we may repurchase shares from time to time by means of, among other means, open market purchases and in solicited and unsolicited privately negotiated transactions. The actual means and timing of any purchases, quantity of purchased shares and prices is, subject to certain limitations, at the discretion of management during a period of up to two years and will depend on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements. Our management believes the repurchase plan, depending upon market and business conditions, may, among other things, provide capital management opportunities for the Company. We are not obligated to repurchase any such shares under the repurchase plan. The repurchase plan may be discontinued, suspended or restarted at any time. The following table reflects share repurchase activity during the second quarter of 2019:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 30	—	—	—	—
May 1-May 31	—	—	—	—
June 1-June 30	185,361	$18.41	185,361	114,639
Total	185,361	$18.41	185,361	114,639	(1)

(1)	As of the date of this filing, we have repurchased the total 300,000 shares of common stock authorized to be repurchased under the plan.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.
51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(REGISTRANT)

Date: August 8, 2019	By:	/s/ Michael C. Crapps
Michael C. Crapps
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Joseph G. Sawyer
Joseph G. Sawyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
52